Form 10-Q
period 2005-03-31
LIFEPOINT HOSPITALS, INC.
filed 2005-04-27
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 0-51251

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1538254 (I.R.S. Employer Identification No.)

103 Powell Court, Suite 200 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

(615) 372-8500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     As of April 22, 2005, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,814,799.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2004	2005
Revenues	$247.5	$275.9

Salaries and benefits	96.9	108.6
Supplies	32.1	36.2
Other operating expenses	41.0	45.8
Provision for doubtful accounts	20.7	23.0
Depreciation and amortization	11.0	13.2
Interest expense, net	3.4	2.5
ESOP expense	2.3	2.7

	207.4	232.0

Income from continuing operations before minority interests and income taxes	40.1	43.9
Minority interests in earnings of consolidated entities	0.3	0.3

Income from continuing operations before income taxes	39.8	43.6
Provision for income taxes	15.6	17.6

Income from continuing operations	24.2	26.0
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.3)	0.6
Loss on sale of discontinued hospital, net of income taxes	—	(0.8)

Net loss on discontinued operations	(0.3)	(0.2)

Net income	$23.9	$25.8

Basic earnings per share:
Continuing operations	$0.66	$0.69

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Loss on sale of discontinued hospital, net of income taxes	—	(0.02)

Net loss on discontinued operations	(0.01)	(0.01)

Net income	$0.65	$0.68

Diluted earnings per share:
Continuing operations	$0.61	$0.64

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Loss on sale of discontinued hospital, net of income taxes	—	(0.02)

Net loss on discontinued operations	(0.01)	(0.01)

Net income	$0.60	$0.63

Weighted average shares and dilutive securities outstanding:
Basic	36.6	37.8

Diluted	42.9	43.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2004	2005
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.6	$94.2
Accounts receivable, less allowances for doubtful accounts of $103.6 at December 31, 2004 and $108.7 at March 31, 2005	112.0	120.8
Inventories	25.3	25.5
Assets held for sale	33.0	—
Income taxes receivable	7.5	—
Prepaid expenses	7.1	6.4
Deferred income taxes and other current assets	24.3	27.3

	227.8	274.2

Property and equipment:
Land	20.5	20.5
Buildings and improvements	385.4	396.8
Equipment	342.0	345.9
Construction in progress (estimated cost to complete and equip after March 31, 2005 is $55.4)	48.6	58.0

	796.5	821.2
Accumulated depreciation	(295.4)	(307.4)

	501.1	513.8

Deferred loan costs, net	4.9	4.5
Intangible assets, net	3.3	3.1
Other	5.8	7.8
Goodwill	144.4	144.5

	$887.3	$947.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.5	$28.9
Accrued salaries	31.2	28.1
Liabilities held for sale	0.3	—
Income taxes payable	—	7.3
Other current liabilities	18.2	25.7

	79.2	90.0

Convertible notes	221.0	221.0
Deferred income taxes	47.9	49.0
Professional and general liability claims and other liabilities	28.4	28.9

Minority interests in equity of consolidated entities	1.3	1.3

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 40,123,768 shares and 40,732,191 shares issued at December 31, 2004 and March 31, 2005, respectively	0.4	0.4
Capital in excess of par value	332.6	353.7
Unearned ESOP compensation	(12.9)	(12.1)
Unearned compensation on nonvested stock	(4.5)	(4.0)
Retained earnings	222.8	248.6
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2004 and March 31, 2005	(28.9)	(28.9)

	509.5	557.7

	$887.3	$947.9

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$23.9	$25.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on discontinued operations	0.3	0.2
Depreciation and amortization	11.0	13.2
ESOP expense	2.3	2.7
Minority interests in earnings of consolidated entities	0.3	0.3
Deferred income taxes (benefit)	(0.5)	0.9
Reserve for professional and general liability claims, net	2.7	0.4
Tax benefit from employee stock plans	0.5	2.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(7.4)	(8.1)
Inventories and other current assets	—	2.9
Accounts payable and accrued expenses	4.8	5.6
Income taxes payable	14.6	14.1
Other	0.6	0.8

Net cash provided by operating activities – continuing operations	53.1	61.1
Net cash used in operating activities — discontinued operations	(0.9)	—

Net cash provided by operating activities	52.2	61.1

Cash flows from investing activities:
Purchase of property and equipment	(15.1)	(27.1)
Acquisitions	(1.7)	(2.0)
Proceeds from sale of discontinued hospital	—	32.5
Other	(0.3)	(0.4)

Net cash (used in) provided by investing activities	(17.1)	3.0

Cash flows from financing activities:
Repayment under revolving credit facility	(20.0)	—
Proceeds from exercise of stock options	1.6	10.6
Other	0.8	0.9

Net cash (used in) provided by financing activities	(17.6)	11.5

Change in cash and cash equivalents	17.5	75.6
Cash and cash equivalents at beginning of period	20.6	18.6

Cash and cash equivalents at end of period	$38.1	$94.2

Supplemental disclosure of cash flow information:
Interest payments	$0.6	$0.5

Capitalized interest	$0.2	$0.4

Income taxes paid, net	$0.9	$0.6

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint”, the “Company”, “us” or “we” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of March 31, 2005, the Company operated 29 general, acute care hospitals with an aggregate of 2,688 licensed beds in non-urban communities. As of March 31, 2005, the Company’s hospitals were located in Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed by Historic LifePoint Hospitals, Inc., (see Note 2 below).

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $5.8 million and $9.9 million for the three months ended March 31, 2004 and 2005, respectively.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

NOTE 2 – SUBSEQUENT EVENTS

Business Combination with Province Healthcare Company

     On April 15, 2005 (the “Effective Date”), pursuant to the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint Hospitals, Inc. (formerly LifePoint Hospitals, Inc.) (“Historic LifePoint”), the Company, Lakers Acquisition Corp. (“LifePoint Merger Sub”), Pacers Acquisition Corp. (“Province Merger Sub”) and Province Healthcare Company (“Province”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, and Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005 (as amended, the “Merger Agreement”), the Company acquired all of the outstanding capital stock of each of Historic LifePoint and Province through the merger of LifePoint Merger Sub with and into Historic LifePoint, with Historic LifePoint continuing as the surviving corporation of such merger (the “LifePoint Merger”), and the merger of Province Merger Sub with and into Province, with Province continuing as the surviving corporation of such merger, (together with the LifePoint Merger, the “Mergers”). As a result of the Mergers, each of Historic LifePoint and Province is now a wholly owned subsidiary of the Company.

     As a result of the Mergers, LifePoint Hospitals, Inc. now operates 50 hospitals with an aggregate of approximately 5,285 licensed beds and had combined pro forma revenues of approximately $1.9 billion for the year ended December 31, 2004. Of the combined 50 hospitals, 46 are in markets where LifePoint is the sole community hospital provider.

     Pursuant to the Merger Agreement, on the Effective Date, the shares of common stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of Company Common Stock on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province (“Province Common Stock”) outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock.

     As a result of the Mergers, the Company became the successor issuer to Historic LifePoint under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to Historic LifePoint’s reporting obligations thereunder. Pursuant to Rule 12g-3(c) promulgated under the Exchange Act, the outstanding shares of Company Common Stock, together with the associated rights to purchase preferred stock issued pursuant to the Rights Agreement, dated as of April 15, 2005 (as it may be amended and supplemented from time to time, the “Rights Agreement”), between the Company and National City Bank, as Rights Agent, are deemed to be registered under paragraph (g) of Section 12 of the Exchange Act.

     In connection with the closing of the Mergers, shares of Historic LifePoint Common Stock, which had been listed and traded on the Nasdaq National Market under the ticker symbol “LPNT,” are no longer listed and traded on the Nasdaq National Market. However, shares of Company Common Stock are now listed and traded on the Nasdaq National Market under the ticker symbol “LPNT.”

     Based on $42.79, the 20-day weighted average Historic LifePoint stock price as of April 12, 2005, and the number of shares of Province common stock outstanding on such date, LifePoint issued an aggregate of approximately 15.0 million shares of its common stock to Province stockholders and paid Province stockholders an aggregate of approximately $586.3 million in cash, pursuant to the terms of the Merger Agreement. The preliminary purchase price is approximately $1.8 billion, which will be allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of Province will be included in LifePoint’s results of operations beginning April 16, 2005.

     On April 20, 2005, LifePoint filed Amendment No. 1 to its Current Report on Form 8-K regarding the Mergers, which included unaudited pro forma financial statements as of December 31, 2004 and audited financial statements of Province.

New Senior Secured Credit Facilities

     On April 15, 2005, in connection with the Mergers, the Company terminated its existing $200.0 million credit facility and entered into a Credit Agreement with Citicorp North America, Inc., as administrative agent, the lenders referred to therein, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans up to $300.0 million maturing on April 15, 2010 (the “Revolving Loans”). In addition, the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. Interest on the outstanding balances of the Revolving Loans is payable, at the Company’s option, at an alternate base rate or at LIBOR, in each case plus a margin depending on the Company’s leverage ratio. Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at the alternate base rate plus a margin or at LIBOR plus a margin.

     Effective June 30, 2005, the Credit Agreement requires the Company to meet certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement contains customary affirmative and negative covenants, which, among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Company’s affiliates, sell assets, make capital expenditures, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale-leaseback transactions.

     In connection with the Mergers, the Company borrowed two Term B loans under the Credit Agreement that total $1,250.0 million. As of April 22, 2005, the applicable annual interest rate under both Term B loans is approximately 4.6%. The Term B loan outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million in the aggregate, over six years beginning on June 30, 2005. The combined remaining balances of the Term B loans are scheduled to be repaid in the seventh year in four equal installments of approximately $293.8 million. The Term B loans’ interest payments are payable in arrears, beginning on May 15, 2005.

Province Debt

     In connection with the Mergers, LifePoint purchased $172.4 million of the approximately $172.5 million aggregate principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 that were tendered prior to the expiration at 12:00 midnight on April 14, 2005 of LifePoint’s previously announced tender offer for the 4 1/4% notes. In addition, Province repurchased approximately $193.8 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013. The supplemental indenture incorporating the proposed amendments to the indenture governing the 7 1/2% notes in connection with Province’s consent solicitation with respect to such 7 1/2% notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% notes that were not tendered pursuant to such tender offer. In connection with the Mergers, Province also called for redemption all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, which is May 16, 2005. In connection with the Mergers, Province repaid the $27.0 million outstanding principal balance under the credit facility.

Historic LifePoint 4 1/2% Convertible Subordinated Notes Due June 1, 2009

     Following completion of the business combination with Province, the $221.0 million aggregate principal amount of the convertible subordinated notes remained outstanding as obligations of Historic LifePoint. The notes are convertible into shares of LifePoint common stock and are fully and unconditionally guaranteed by LifePoint.

NOTE 3 - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2004	2005
Numerator:
Numerator for basic earnings per share - income from continuing operations	$24.2	$26.0
Interest on convertible notes, net of taxes	2.0	1.7

Numerator for diluted earnings per share - income from continuing operations	26.2	27.7
Loss from discontinued operations, net of income taxes	(0.3)	(0.2)

	$25.9	$27.5

Denominator
Denominator for basic earnings (loss) per share-weighted average shares outstanding	36.6	37.8
Effect of dilutive securities:
Employee stock benefit plans	1.0	0.9
Convertible notes	5.3	4.7

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	42.9	43.4

	Three Months Ended
	March 31,
	2004	2005
Basic earnings (loss) per share:
Continuing operations	$0.66	$0.69

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Net loss on sale of discontinued hospital, net of income taxes	—	(0.02)

Net loss on discontinued operations	(0.01)	(0.01)

Net income	$0.65	$0.68

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.64
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.01
Net loss on sale of discontinued hospital, net of income taxes	—	(0.02)

Net loss on discontinued operations	(0.01)	(0.01)

Net income	$0.60	$0.63

     For the first quarter of 2005, approximately 0.4 million of the Company’s stock options outstanding, which represents approximately 10% of the Company’s total stock options outstanding, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These stock options could be dilutive in the future if the average share price increases and is greater than the exercise price of these stock options. For the first quarter of 2004, approximately 1.6 million of the Company’s stock options outstanding were excluded from the calculation of diluted earnings (loss) per share.

NOTE 4 – DISCONTINUED OPERATIONS

     During the third quarter of 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital (“Bartow”) located in Bartow, Florida. On March 31, 2005, the Company sold Bartow to Health Management Associates, Inc. The Company recognized a net loss on the sale of Bartow of approximately $0.8 million, of which $0.7 million relates to tax expense attributable to non-deductible goodwill originating from the tax basis of assets received at the spin-off of Historic LifePoint from HCA Inc. (“HCA”) in 1999.

     The Company has reflected Bartow as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets of Bartow that were sold have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

     The revenues and income (loss) before income taxes of Bartow reported in discontinued operations for the three months ended March 31, 2004 and 2005 are as follows (in millions):

	Three Months Ended
	March 31,
	2004	2005
Revenues	$9.1	$9.3
Income (loss) before income taxes	(0.6)	0.8

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options and restricted stock. As originally issued by the FASB, SFAS No. 123R would require the Company to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. On April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123R. As announced, the SEC will permit companies such as LifePoint to implement SFAS No. 123R at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R, effective January 1, 2006, will have an impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123R.

NOTE 6 – STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 7 (stockholders’ equity) to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share (in millions, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months
	Ended March 31,
	2004	2005
Net income, as reported	$23.9	$25.8
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.2	0.3
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(1.7)

Pro forma net income	21.9	24.4
Interest on Convertible Notes, net of taxes	2.0	1.7

Diluted pro forma net income	$23.9	$26.1

Denominator for basic earnings per share – weighted average shares	36.6	37.8
Effect of dilutive securities:
Employee stock benefit plans	1.0	0.9
Convertible Notes	5.3	4.7

Denominator for diluted earnings per share – adjusted weighted average shares.	42.9	43.4

	Three Months
	Ended March 31,
	2004	2005
Earnings per share:
Basic – as reported	$0.65	$0.68

Basic – pro forma	$0.60	$0.64

Diluted – as reported	$0.60	$0.63

Diluted – pro forma	$0.56	$0.60

     The per share weighted-average fair value of stock options granted during the first quarter of 2004 was $7.82. There were no stock options granted in the first quarter of 2005. The values were estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months
	Ended March 31,
	2004	2005
Risk free interest rate	3.0%	N/A
Expected life, in years	2.11	N/A
Expected volatility	53.0%	N/A

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate. Other option valuation models may produce significantly different fair values of the Company’s employee stock options.

     Additional information with respect to stock benefit plan activity is as follows:

						Deferred
				Nonvested Stock		Stock Units
		Stock Options Outstanding		Outstanding		Outstanding
	Shares Available		Weighted Average		Weighted Average
	for Grant	Number of Shares	Exercise Price	Number of Shares	Grant Date Price	Number of Shares
December 31, 2003	2,640,452	4,393,442	$23.91	—	$—	9,478
Increase in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	27.43	186,000	33.70	10,310
Stock option exercises	—	(573,648)	27.95	—	—	—
Stock option cancellations	17,053	(17,053)	29.46	—	—	—

March 31, 2005	3,928,355	3,768,880	$27.34	186,000	$33.70	10,310

     All of the outstanding stock options, except for 28,500 stock options granted in December 2004, and all of the outstanding nonvested stock awards were fully vested on April 15, 2005, as a result of the business combination with Province. In addition, all outstanding stock options became options to purchase LifePoint common stock (rather than Historic LifePoint common stock) and all outstanding stock awards were converted into LifePoint common stock (rather than Historic LifePoint common stock).

     On April 22, 2005, the Company’s Board of Directors granted of 739,738 stock options that will vest ratably over three years, 284,245 nonvested shares that will cliff vest after three years, and 557,323 nonvested shares that will vest ratably in years three, four and five. These stock incentive awards were granted to the Company’s employees under the Company’s 1998 Long-Term Incentive Plan. In addition, 7,000 nonvested shares were granted to LifePoint’s new Director under the Outside Directors Stock and Incentive Compensation Plan on April 22, 2005.

NOTE 7 - CONTINGENCIES

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of March 31, 2005, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. On July 19, 2004, the United States District Court approved the settlement agreements between the parties relating to two of the Company’s facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement and the Company currently anticipates that the costs associated with modifying these two facilities will be approximately $1.0 million. The District Court has scheduled a fairness hearing on June 13, 2005 to approve settlement agreements relating to seven of the Company’s facilities.

Corporate Integrity Agreement

     In December 2000, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General and agreed to certain compliance measures, audit and reporting requirements pursuant to such agreement. This agreement has been amended four times since 2000. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

Legal Proceedings and General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may commit to loan certain amounts of money to a physician. Typically the loans are paid out over a period of one year, and are designed to help the physician establish his or her practice. The Company had committed to advance a maximum amount of approximately $20.4 million at March 31, 2005. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $9.5 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $58.0 million in uncompleted projects as of March 31, 2005, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At March 31, 2005, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $55.4 million.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $10.0 million of the required capital improvements as of March 31, 2005.

Tax Matters

     During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. The Company intends to reach resolution of its IRS examination after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA. Due to the complexity of the computations involved, neither the Company nor HCA is presently able to estimate when the final settlement of these tax years will occur. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date.

     On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. Management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2003 tax return based upon current facts and circumstances.

     On April 7, 2005, Province received notification from the IRS of its intention to examine Province’s 2003 federal income tax return.

Acquisitions

     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies, including Province, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company is not entitled to indemnification in connection with the business combination with Province.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as the unaudited pro forma financial information for the year ended December 31, 2004 filed by us on a Current Report on Form 8-K (Amendment No. 1) dated April 20, 2005.

Executive Overview

     The first quarter of 2005 was positive based upon our solid operating performance and increased patient volume levels. We are optimistic regarding our outlook for the remainder of 2005 as a result of the improved reimbursement environment following the enactment of the Medicare Presription Drug, Improvement and Modernization Act of 2003 (“MMA”), patient volumes that are more consistent with historical trends and our recently completed business combination with Province. We are continuing to focus on physician recruiting and retention, investing capital in our hospitals and seeking selected hospital acquisitions that fit our non-urban strategy and complement our existing portfolio of hospitals. In addition, we will work to integrate the Province facilities. The following table reflects our summarized operating results:

	Quarter Ended
	March 31,
	2004	2005
Number of hospitals at end of period	28	29

Revenues from continuing operations (in millions)	$247.5	$275.9

Income from continuing operations (in millions)	$24.2	$26.0

Diluted earnings per share from continuing operations	$0.61	$0.64

Business Combination with Province Healthcare Company

     On April 15, 2005, we announced the completion of the merger of Lakers Acquisition Corp. with and into Historic LifePoint Hospitals, Inc. (“Historic LifePoint”), with Historic LifePoint continuing as the surviving corporation, and the merger of Pacers Acquisition Corp. with and into Province Healthcare Company (“Province”), with Province continuing as the surviving corporation (together, the “Mergers”). As a result of the Mergers, each of Historic LifePoint and Province is now a wholly owned subsidiary of LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) (“LifePoint”, the “Company” or “us”), a new public company formed in connection with the Mergers.

     Headquartered in Brentwood, Tennessee, LifePoint began trading, following the business combination with Province, on Monday, April 18, 2005, on the Nasdaq National Market under the ticker symbol “LPNT.” Historic LifePoint is no longer listed and traded on the Nasdaq National Market.

     As a result of the Mergers, we now operate 50 hospitals, with an aggregate of approximately 5,285 licensed beds and had combined pro forma revenues of approximately $1.9 billion for the year ended December 31, 2004. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Mergers. Except as specifically set forth, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include information regarding Province or its financial condition or results of operations for the periods presented. The business combination with Province will materially affect our financial condition and results of operations in future periods.

Discontinued Operations

     During 2004, we committed to a plan to divest Bartow. On March 31, 2005, we sold Bartow to Health Management Associates, Inc. Please refer to Note 4 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our sale of Bartow. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Hospital Acquisitions

     We seek to identify and acquire selected hospitals in non-urban areas. The business combination with Province provided a unique opportunity for us to acquire 21 hospitals in non-urban areas. Additionally, we plan on pursuing a disciplined acquisition strategy to acquire hospitals that are the sole or significant market provider of healthcare services in their community. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Please refer to the “Business Strategy” section in Part I, Item 1. Business, in our 2004 Annual Report on Form 10-K for a table of Historic LifePoint’s hospital acquisitions since its inception in 1999.

Revenue Sources

     Our hospitals generate revenues by providing healthcare services to our patients. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, by commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business in our 2004 Annual Report on Form 10-K for a detailed discussion of Historic Lifepoint’s revenue sources.

     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. These rules and regulations require an extensive amount of effort to ensure our compliance with the requirements to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and state level. For these reasons, revenues from governmental payors change frequently and require us to regularly monitor the environment in which these governmental programs operate. For example, MMA increased the payments received by non-urban healthcare providers beginning in 2004.

     Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to ensure we are appropriately pricing our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, the patient is responsible for payments related to amounts not covered by insurance, such as exclusions, deductibles and co-payments.

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We signed 29 admitting physicians during the first quarter of 2005. Of these 29 physicians signed, 9 started in the first quarter of 2005 and 20 are scheduled to start in the remainder of 2005.

•	Capital Expenditures. Increases in capital expenditures in our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures (in millions):

	Quarter Ended March 31,
	2004	2005
Capital Projects	$9.3	$17.8
Routine	5.2	4.7
Building Purchase	—	3.2
Information Systems	0.6	1.4

	$15.1	$27.1

We exercised our option to purchase Bluegrass Community Hospital for $3.2 million in January 2005, as reflected in the above table under “Building Purchase”. We leased this hospital from January 2001 through December 2004. This purchase had no impact on our results of operations.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. The initial increases in reimbursement under MMA were effective in 2004.

Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.9% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions. The following table lists our DSH payments from Medicare (in millions):

	Medicare DSH Payments
	2004	2005
First Quarter	$3.1	$7.5
Second Quarter	5.4	N/A
Third Quarter	5.9	N/A
Fourth Quarter	6.8	N/A

	$21.2	$7.5

Please refer to the “Sources of Revenue” section in Part I, Item 1. Business of our 2004 Annual Report on Form 10-K for a discussion of other MMA provisions that affect our reimbursement.

     Although we anticipate that our patient volumes will increase, the resulting revenues will likely be partially offset by the following factors:

•	Growth in Outpatient Services. We anticipate that the long-term growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies, and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Quarter Ended March 31,
	2004	2005
Outpatient	50.2%	47.9%
Inpatient	48.8	50.9
Other	1.0	1.2

Total	100.0%	100.0%

•	Efforts to Reduce Payments. Revenues from HMOs, PPOs and other private insurance programs are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs during the term of the contracts.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To close these budget gaps, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs.

Other Trends

•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during the past few years. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients, and health care plan design changes that resulted in increased co-payments and deductibles. Our provision for doubtful accounts for each quarter in 2004 and for the first quarter in 2005 was as follows (in millions):

	Provision for Doubtful Accounts
	2004	2005
First Quarter	$20.7	$23.0
Second Quarter	18.9	N/A
Third Quarter	24.4	N/A
Fourth Quarter	22.2	N/A

Total	$86.2	$23.0

The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our quarterly self-pay revenue activity for each quarter in 2004 and for the first quarter in 2005 (in millions):

	Self-Pay Revenues
	2004	2005
First Quarter	$21.0	$24.2
Second Quarter	21.4	N/A
Third Quarter	26.8	N/A
Fourth Quarter	23.7	N/A

Total	$92.9	$24.2

     Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care
	Write-Offs
	2004	2005
First Quarter	$1.9	$1.8
Second Quarter	2.4	N/A
Third Quarter	1.7	N/A
Fourth Quarter	1.8	N/A

Total	$7.8	$1.8

     The following table shows our revenue days in our consolidated accounts receivable:

	Revenue Days in
	Accounts Receivable
	2004	2005
March 31	39.1	37.2
June 30	38.8	N/A
September 30	40.6	N/A
December 31	38.8	N/A

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2004	March 31, 2005
Insured receivables	40.9%	40.9%
Uninsured receivables (including co-payments and deductibles)	59.1	59.1

Total	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2004	March 31, 2005
0 to 60 days	52.5%	54.4%
61 to 150 days	20.8	18.5
Over 150 days	26.7	27.1

Total	100.0%	100.0%

We have implemented a number of operating strategies that improved our cash collections of self-pay revenues. However, if the trend of increasing self-pay revenues continues, then this trend could have a material adverse effect on our results of operations and financial position in the future.

•	Increased Purchase Prices for Acquisitions. As previously discussed, we attempt to make acquisitions in a highly competitive environment. Compared to historic trends, we have seen an increase in prices being paid for hospital acquisitions in the past few years. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations for up to two years depending on various factors, including the acquired hospital’s results of operations, allocations of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases. In addition, our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA Information Technology Services, Inc. (“HCA-IT”) for information systems integration as part of our contractual arrangement for information technology services.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. These strategies appear to be working as we experienced a $1.1 million, or 27.8%, decrease in contract labor costs in the first quarter 2005 compared to the first quarter of 2004. However, we expect that the staffing difficulties related to nurses and other clinical personnel will continue in the near term.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopaedic, and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve optimum supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in professional and general liability costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the near term.

Critical Accounting Estimates

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

     Our critical accounting estimates are more fully described in our 2004 Annual Report on Form 10-K and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition and allowance for contractual discounts;

•	Professional and general liability claims; and

•	Accounting for income taxes.

     Update of Critical Accounting Estimates. Beginning in the first quarter of 2005, we began to obtain, on a quarterly basis, independent actuarial estimates of our professional and general liability claims losses. Prior to 2005, we obtained such independent estimates semi-annually. We made this change to ensure that our professional and general liability expense and reserves reflect the most recent industry trends and the most recent claims development resulting from our risk prevention program.

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for the quarter ended March 31, 2004 and 2005 (dollars in millions, except for revenues per equivalent admission):

	Quarter Ended
	March 31,
	2004	2005	Change	% Change
Revenues	$247.5	$275.9	$28.4	11.5%

Salaries and benefits (a)	96.9	108.6	11.7	12.0
Supplies (b)	32.1	36.2	4.1	12.9
Other operating expenses (c)	41.0	45.8	4.8	11.8
Provision for doubtful accounts	20.7	23.0	2.3	11.4
Depreciation and amortization	11.0	13.2	2.2	20.0
Interest expense, net	3.4	2.5	(0.9)	(26.3)
ESOP expense	2.3	2.7	0.4	17.9

	207.4	232.0	24.6	11.9

Income from continuing operations before minority interests and income taxes	40.1	43.9	3.8	9.3
Minority interests in earnings of consolidated entities	0.3	0.3	—	(4.0)

Income from continuing operations before income taxes	39.8	43.6	3.8	9.4
Provision for income taxes	15.6	17.6	2.0	12.8

Income from continuing operations	$24.2	$26.0	$1.8	7.2%

	Quarter Ended
	March 31,
	2004	2005
	% of	% of
	Revenues	Revenues
Revenues	100.0%	100.0%

Salaries and benefits (a)	39.2	39.3
Supplies (b)	13.0	13.1
Other operating expenses (c)	16.5	16.7
Provision for doubtful accounts	8.3	8.3
Depreciation and amortization	4.4	4.8
Interest expense, net	1.4	0.9
ESOP expense	0.9	1.0

	83.7	84.1

Income from continuing operations before minority interests and income taxes	16.3	15.9
Minority interests in earnings of consolidated entities	0.2	0.1

Income from continuing operations before income taxes	16.1	15.8
Provision for income taxes	6.3	6.4

Income from continuing operations	9.8%	9.4%

	Quarter Ended March 31,
	2004		2005
		% Change		% Change
	Amount	from Prior Year	Amount	from Prior Year
Continuing Operations (j)
Number of hospitals at end of period	28	—%	29	3.6%
Admissions (d)	24,526	8.6	25,863	5.5
Equivalent admissions (e)	47,188	9.0	49,709	5.3
Revenues per equivalent admission	$5,245	6.7	$5,551	5.8
Outpatient factor (e)	1.92	—	1.92	—
Emergency room visits (f)	98,882	6.2	111,320	12.6
Inpatient surgeries	6,650	12.8	6,610	(0.6)
Outpatient surgeries (g)	18,604	7.9	19,344	4.0
Total surgeries	25,254	9.1	25,954	2.8
Medicare case mix index (i)	1.16	(1.7)	1.19	2.6

Same-hospital (h):
Revenues	$247.5	N/M	$265.5	7.2%
Number of hospitals at end of period	28	N/M	28	—
Admissions (d)	24,526	N/M	25,176	2.7
Equivalent admissions (e)	47,188	N/M	48,061	1.9
Revenues per equivalent admission	$5,245	N/M	$5,523	5.3
Outpatient factor (e)	1.92	N/M	1.91	(0.5)
Emergency room visits (f)	98,882	N/M	106,463	7.7
Inpatient surgeries	6,650	N/M	6,368	(4.2)
Outpatient surgeries (g)	18,604	N/M	18,554	(0.3)
Total surgeries	25,254	N/M	24,922	(1.3)
Medicare case mix index (i)	1.16	N/M	1.18	1.7

N/M - Not Meaningful

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, information systems fees paid to HCA-IT, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information includes 28 hospitals operated by us throughout both periods and excludes the operations of hospitals that we acquired after January 1, 2004 and Bartow, which was sold on March 31, 2005. The costs of corporate overhead are excluded from same-hospital information.

(i)	Refers to acuity or severity of illness of an average Medicare patient at our hospitals.

(j)	Continuing operations information excludes the operations of Bartow, which was sold on March 31, 2005. All historical amounts have been restated to exclude the operations of Bartow. Please refer to Note 4 of our condensed consolidated financial statements included elsewhere herein for a discussion of this asset sale.

For the Quarters Ended March 31, 2004 and 2005

Revenues

     Our revenues for the quarter ended March 31, 2005 increased by $28.4 million, or 11.5%, to $275.9 million compared to the quarter ended March 31, 2004. This increase is attributable to a number of factors, including:

•	$18.0 million from our same-hospital revenues; and

•	$10.1 million from our 2004 acquisition of River Parishes Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $1.8 million for the quarter ended March 31, 2005 compared to $1.5 million for the same period in 2004. In addition, we recognized $3.2 million in additional revenues for the quarter ended March 31, 2004 following the confirmation by CMS of a Medicare disproportionate share designation at one of our hospitals.

     Our same-hospital inpatient revenues for the quarter ended March 31, 2005 increased by $15.7 million, or 13.0%, to $136.4 million compared to the quarter ended March 31, 2004. The primary drivers for this change were increases in admissions, Medicare case mix index and inpatient ancillary services.

     Our same-hospital outpatient revenues for the quarter ended March 31, 2005 increased by $1.4 million, or 1.4%, to $126.0 million compared to the quarter ended March 31, 2004. This outpatient growth was largely driven by a 7.7% increase in same-hospital emergency room visits, partially offset by a 0.3% decrease in outpatient surgeries.

     After factoring all of the above, our equivalent admissions increased by 1.9% on a same-hospital basis for the quarter ended March 31, 2005 compared to the same period in 2004. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended March 31, 2005 increased 5.3%, or $278 per equivalent admission, over the same period in 2004.

     The table below shows the sources of our revenues for the quarters ended March 31, expressed as percentages of revenues:

	Continuing Operations		Same-hospital
	2004	2005	2004	2005
Medicare	38.1%	38.4%	38.1%	38.9%
Medicaid	11.1	10.9	11.1	11.0
HMOs, PPOs and other private insurers	38.7	37.7	38.7	38.1
Self Pay	8.5	8.8	8.5	8.3
Other	3.6	4.2	3.6	3.7

Total	100.0%	100.0%	100.0%	100.0%

Expenses

     Salaries and benefits increased slightly as a percentage of revenues to 39.3% for the quarter ended March 31, 2005 from 39.2% for the quarter ended March 31, 2004, primarily as a result of increased incentive compensation in the first quarter of 2005 as compared to the same period in 2004 and a higher skill mix of employees in the first quarter of 2005 as compared to the same period in 2004. Same-hospital man-hours per equivalent admission decreased 3.9% for the quarter ended March 31, 2005 over the same period last year. However, we had a 2.3% increase in same-hospital salaries and benefits per man-hour in the quarter ended March 31, 2005 compared to the same period in 2004. Our contract labor costs decreased by 27.8% to $2.7 million in the quarter ended March 31, 2005 compared to $3.8 million in the quarter ended March 31, 2004, as a result of our strategies in recruiting and retaining nurses and other clinical personnel.

     Supply costs as a percentage of revenues increased slightly to 13.1% in the quarter ended March 31, 2005 from 13.0% in the quarter ended March 31, 2004, on a consolidated basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 7.2% and 6.5%, respectively, in the quarters ended March 31, 2005 and 2004 as a result of rising supply costs particularly in cardiology, pharmacy and laboratory.

     Other operating expenses increased as a percentage of revenues to 16.7% in the quarter ended March 31, 2005 from 16.5% in the quarter ended March 31, 2004, primarily as a result of the increased information system fees paid to HCA-IT. The fees we paid to HCA-IT increased 30% from $3.7 million in the first quarter of 2004 compared to $4.8 million in the first quarter of 2005. The HCA-IT fees are the largest component of our contract services expense and this expense will rise significantly as a result of the business combination with Province. Our professional and general liability insurance expense was $1.8 million during the quarter ended March 31, 2005 compared to $3.2 million in the quarter ended March 31, 2004. This decrease relates to updated favorable loss experience as reflected in our external actuarial reports. Historically, we have obtained actuarial reports from our external actuaries semi-annually. Beginning in the first quarter of 2005, we began to obtain these reports on a quarterly basis. We made this change to ensure that our professional and general liability expense and reserves reflect the most recent industry trends and the most recent claims development resulting from our risk prevention program. Our physician recruiting expenses decreased slightly from $3.5 million in the quarter ended March 31, 2004 to $3.4 million in the quarter ended March 31, 2005. Our same-hospital other operating expenses as a percentage of revenues decreased from 15.6% in the quarter ended March 31, 2004 to 15.3% in the quarter ended March 31, 2005, primarily as a result of the above-mentioned decrease in our professional and general liability insurance expense.

     Provision for doubtful accounts as a percentage of revenues remained constant at 8.3% for the quarters ended March 31, 2004 and 2005. The provision for doubtful accounts related primarily to self-pay amounts due from patients. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 8.2% in the quarter ended March 31, 2005 from 8.4% in the quarter ended March 31, 2004. This decrease is due to the improvement of our self-pay cash collections as a result of a number of operating strategies implemented during 2004.

     Depreciation and amortization expense increased to $13.2 million in the quarter ended March 31, 2005 from $11.0 million in the quarter ended March 31, 2004, primarily as a result of our acquisition of River Parishes Hospital in the second half of 2004 and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes from continuing operations increased to $17.6 million in the quarter ended March 31, 2005 from $15.6 million in the quarter ended March 31, 2004. The income tax provisions reflected an effective income tax rate of 40.5% for the quarter ended March 31, 2005 compared to 39.3% for the quarter ended March 31, 2004. The effective tax rate increased primarily as a result of the increase in our ESOP expense and a reduction in our state deferred tax liabilities in the first quarter of 2004.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our credit facility. Our liquidity for the quarters ended March 31, 2004 and 2005 was derived primarily from net cash provided by operating activities.

     Cash flows for the quarters ended March 31 were as follows (in millions):

Source (use) of cash flows	2004	2005
Operating activities	$52.2	$61.1

Investing activities	(17.1)	3.0

Financing activities	(17.6)	11.5

Net increase in cash and cash equivalents	$17.5	$75.6

Interest payments	$0.6	$0.5

Income taxes paid	$0.9	$0.6

Working capital as of March 31, excluding assets held for sale	$110.7	$184.2

     Operating activities

     The $8.9 million increase in cash flows from operating activities in the first quarter of 2005 as compared to the same period in 2004 is primarily a result of:

•	increased income from continuing operations of $1.8 million in the quarter ended March 31, 2005 as compared to the same period in 2004; and

•	improved cash collections due to a number of operating strategies implemented during 2004.

     Investing activities

     Cash provided by investing activities for the first quarter of 2005 primarily consisted of the proceeds from the sale of Bartow of $32.5 million, offset by capital expenditures of $27.1 million and direct transaction costs of $1.4 million related to the business combination with Province. Our routine capital expenditures decreased from $5.2 million in the quarter ended March 31, 2004 to $4.7 million in the quarter ended March 31, 2005 as a result of a higher number of routine projects during the quarter ended March 31, 2004.

     Financing activities

     Cash provided by financing activities for the first quarter of 2005 consisted primarily of $10.6 million in proceeds from stock option exercises and employee stock purchase plans.

Capital Resources

     Prior Credit Facility

     Our prior $200.0 million revolving credit facility (the “Prior Credit Facility”) was terminated in connection with our business combination with Province on April 15, 2005. In addition, in connection with our business combination with Province, we entered into a new credit agreement, which is described below.

     The Prior Credit Facility required that we comply with certain financial covenants, which included:

	Requirement	Level at March 31, 2005
Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.02 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.04 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	16.61 to 1.00
Minimum permitted consolidated net worth	>$325.8 million	$557.7 million
Maximum capital expenditures – last twelve months	<$158.8 million	$ 94.3 million

     The Prior Credit Facility also contained various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. We were in compliance with these covenants as of March 31, 2005. As of March 31, 2005, we had no outstanding indebtedness under our Prior Credit Facility and letters of credit in the aggregate amount of $8.3 million outstanding, leaving $191.7 million available under our Prior Credit Facility.

Credit Ratings

     In connection with the business combination with Province and our changing debt structure, we underwent a review of our credit ratings by the credit rating agencies Standard & Poor’s and Moody’s. Our credit ratings as of March 31, 2005 were as follows:

	Standard & Poor’s	Moody’s

Corporate Credit Rating/Senior Implied	BB	Ba3
Senior Secured Bank Term Loan B	3, BB	Ba3
Senior Unsecured/Issuer	—	B2
Senior Secured Revolving Credit Facility	3, BB	Ba3
Outlook	Negative	Stable

     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     New Senior Secured Credit Facilities

     On April 15, 2005, in connection with the business combination described above, we entered into a Credit Agreement with Citicorp North America, Inc., as administrative agent, and the following lenders: Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner. The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans up to $300.0 million maturing on April 15, 2010 (the “Revolving Loans”). In addition, we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. Interest on the outstanding balances of the Revolving Loans is payable, at our option, at an alternate base rate or at LIBOR, in each case plus a margin depending on our leverage ratio. Interest on the outstanding balances of the Term B Loans is payable, at our option, at the alternate base rate plus a margin or at LIBOR plus a margin.

     Effective June 30, 2005, the Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, the Credit Agreement contains customary affirmative and negative covenants, which, among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, make capital expenditures, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale-leaseback transactions.

     In connection with the Mergers, the Company borrowed two Term B loans under the Credit Agreement that total $1,250.0 million. As of April 22, 2005, the applicable annual interest rate under both Term B loans is approximately 4.6%. The Term B loan outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million in the aggregate, over six years beginning on June 30, 2005. The combined balances of the Term B loans are scheduled to be repaid in the seventh year in four equal installments of $293.8 million. The Term B loans’ interest payments are payable in arrears, beginning on May 15, 2005.

     Province Debt

     In connection with the Mergers, we purchased $172.4 million of the approximately $172.5 million aggregate principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 that were tendered prior to the expiration at 12:00 midnight on April 14, 2005 of our previously announced tender offer for the 4 1/4% notes. In addition, Province repurchased approximately $193.8 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013. The supplemental indenture incorporating the proposed amendments to the indenture governing the 7 1/2% notes in connection with Province’s consent solicitation with respect to such 7 1/2% notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% notes that were not tendered pursuant to such tender offer. In connection with the Mergers, Province also called for redemption all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, which is May 16, 2005. In connection with the Mergers, Province repaid the $27.0 million outstanding principal balance under the credit facility.

     Historic LifePoint 4 1/2% Convertible Subordinated Notes Due June 1, 2009

     As of March 31, 2005, we had outstanding $221.0 million aggregate principal amount of 4 1/2% Convertible Subordinated Notes due June 1, 2009. The convertible subordinated notes were issued under an indenture dated as of May 22, 2002 between us and National City Bank, as trustee. The convertible subordinated notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The convertible subordinated notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the convertible subordinated notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the convertible subordinated notes may require us to repurchase all of the holder’s convertible subordinated notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The convertible subordinated notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The convertible subordinated notes rank junior to our other liabilities. The indenture governing the convertible subordinated notes does not contain any financial covenants.

     Following completion of the business combination with Province, the $221.0 million aggregate principal amount of the convertible subordinated notes remained outstanding as obligations of Historic LifePoint. The notes are convertible into shares of our common stock and are fully and unconditionally guaranteed by us.

Liquidity and Capital Resources Outlook

     We expect the level of capital expenditures in 2005 to be in a range of $140.0 million to $150.0 million, including capital expenses at Province’s facilities. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2005, we had projects under construction with an estimated additional cost to complete and equip of approximately $55.4 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

     Our business strategy contemplates the acquisition of additional hospitals, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our new senior secured credit facilities impose restrictions on our ability to pay dividends.

     We believe that cash flows from operations, amounts available under our borrowing arrangements, and our anticipated access to capital markets are sufficient to fund the purchase price of potential acquisitions, expected liquidity needs, planned capital expenditures and other expected operating needs over the next three years.

Contractual Obligations

     During the quarter ended March 31, 2005, there were no material changes in our contractual obligations presented in our 2004 Annual Report on Form 10-K except for our obligation under our contract with General Electric Medical Services (“GEMS”), who provides us diagnostic imaging equipment maintenance and bio-medical services pursuant to a contract which was recently renewed through March 31, 2008. The following is an update of our contractual obligation to GEMS, reflecting our new agreement, which was signed during the first quarter of 2005 (in millions):

	Payments Due by Period
Purchase Obligation	Total	4/05-12/05	2006-2007	2008-2009	After 2009
GEMS obligation	$30.7	$7.7	$20.4	$2.6	$—

     In addition, due to the business combination with Province on April 15, 2005, we plan to disclose an updated contractual obligations table in the Form 10-Q we will file for the quarter ended June 30, 2005.

Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $8.3 million as of March 31, 2005. Our standby letters of credit as of April 15, 2005, increased to $16.6 million as a result of the business combination with Province. A majority of this amount relates to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims.

Impact of Recently Issued Accounting Pronouncements

     Please refer to Note 5 of our condensed consolidated financial statements included in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

     Please refer to Note 7 of our condensed consolidated financial statements included in this report for a discussion of our material financial contingencies, including:

•	An Americans with Disabilities Act claim;

•	Our Corporate Integrity Agreement;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Tax matters; and

•	Acquisitions.

Forward-Looking Statements

     We make forward-looking statements in this report and in other reports and proxy statements we file with the United States Securities and Exchange Commission. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance;

•	future liquidity;

•	industry trends;

•	patient volumes and related revenues;

•	recruiting and retention of physicians and clinical personnel;

•	future capital expenditures;

•	the impact of new accounting standards; and

•	future acquisitions.

     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	problems that may arise in integrating the Province hospitals;

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures, including those required by our corporate integrity agreement;

•	our ability to manage healthcare risks and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements successfully;

•	our ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our liquidity or indebtedness;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve and changes in the manner in which employers provide healthcare coverage to their employees;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act; and

•	our ability to comply with all aspects of the Sarbanes-Oxley Act and regulations promulgated thereunder; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

The foregoing list of factors is not exclusive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the quarter ended March 31, 2005, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table sets forth information regarding repurchases of Historic LifePoint common stock during the quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	That May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(1)	Per Share	Programs	Plans or Programs
January 1, 2005 – January 31, 2005	1,487	$34.82	—	—
February 1, 2005 – February 28, 2005	—	—	—	—
March 1, 2005 – March 31, 2005	—	—	—	—

Total	1,487	$34.82	—	—

(1)	These shares were redeemed from employees upon vesting of restricted stock for tax withholding purposes under the Management Stock Purchase Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

     A special meeting of stockholders of Historic LifePoint was held on March 28, 2005 in Nashville, Tennessee, at which the adoption of the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint, the Company, Lakers Acquisition Corp., Pacers Acquisition Corp. and Province, as subsequently amended, was submitted to a vote of the Historic LifePoint stockholders. The votes regarding the adoption of the Merger Agreement were as follows:

For	Against	Abstentions
31,212,346	84,659	22,435

Item 5. Other Information

     During the first quarter of 2005, we entered into a new contract with General Electric Medical Services effective for the period April 1, 2005 through March 31, 2008. A copy of this contract is filed as Exhibit 10.2 hereto and is incorporated by reference from Exhibit 10.33 of our Annual Report on Form 10-K filed on March 1, 2005.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Form of Specimen Stock Certificate (a)

4.2	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) and National City Bank, as Rights Agent (c)

4.3	First Supplemental Indenture, dated as of April 15, 2005, by and among Historic LifePoint Hospitals, Inc., LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of May 22, 2002 relating to Historic LifePoint Hospitals, Inc.’s 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of November 20, 2000 relating to Province Healthcare Company’s 4 1/2 % Convertible Subordinated Notes due 2005 (d)

4.5	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of October 10, 2001 relating to Province Healthcare Company’s 4 1/4 % Convertible Subordinated Notes due 2008 (d)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (e)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the

Exhibit Number	Description
Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by Historic LifePoint Hospitals, Inc. on March 1, 2005, File Number 0-29818.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2005	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Form of Specimen Stock Certificate (a)

4.2	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) and National City Bank, as Rights Agent (c)

4.3	First Supplemental Indenture, dated as of April 15, 2005, by and among Historic LifePoint Hospitals, Inc., LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of May 22, 2002 relating to Historic LifePoint Hospitals, Inc.’s 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of November 20, 2000 relating to Province Healthcare Company’s 4 1/2 % Convertible Subordinated Notes due 2005 (d)

4.5	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of October 10, 2001 relating to Province Healthcare Company’s 4 1/4 % Convertible Subordinated Notes due 2008 (d)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (e)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by Historic LifePoint Hospitals, Inc. on March 1, 2005, File Number 0-29818.