Form 10-K/A
period 2004-12-31
LIFEPOINT HOSPITALS, INC.
filed 2005-04-29
CIK 1301611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number: 0-51251

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1538254 (I.R.S. Employer Identification No.)

103 Powell Court, Suite 200 Brentwood, Tennessee (Address Of Principal Executive Offices)	37027 (Zip Code)

(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share (Title of Class)	Preferred Stock Purchase Rights (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the shares of Common Stock of LifePoint Hospitals, Inc. held by non-affiliates as of June 30, 2004, was approximately $1.2 billion.

     As of April 22, 2005, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,814,799.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K (the “Annual Report”) of Historic LifePoint Hospitals, Inc. (“Historic LifePoint,” formerly known as LifePoint Hospitals, Inc.) is filed solely for the purpose of including information that was to be incorporated by reference from the definitive proxy statement of LifePoint Hospitals, Inc. (the “Company,” formerly known as Lakers Holding Corp.). Because its 2005 annual meeting will not be held until June 30, 2005, the Company will not file its proxy statement in connection with its annual meeting of stockholders within 120 days of the end of the Historic LifePoint fiscal year. Therefore, the Company is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment No. 1 certain currently dated certifications which relate solely to this Amendment No. 1 and do not replace, amend or modify the certifications filed with the Annual Report. Except as provided above, this Amendment No. 1 does not modify or update the disclosures provided in the Annual Report and does not reflect events occurring after the filing of the Annual Report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information concerning the directors and executive officers of LifePoint Hospitals, Inc. (the “Company”) as of April 22, 2005:

Name	Age	Position
Kenneth C. Donahey	54	Chairman, Chief Executive Officer and President
Richard H. Evans *	60	Director
Michael P. Haley *	54	Director
Ricki Tigert Helfer *	60	Director
John E. Maupin, Jr., D.D.S.*	58	Director
Owen G. Shell, Jr.*	68	Director
DeWitt Ezell, Jr.*	66	Director
William V. Lapham*	66	Director
Michael J. Culotta	50	Chief Financial Officer
William F. Carpenter III	50	Executive Vice President, General Counsel, Secretary and Corporate Governance Officer
William M. Gracey	51	Chief Operating Officer
Joné Law Koford	48	Division President
Thomas M. Weiss	50	Division President
Michael A. Wiechart	40	Division President
Thomas P. Pemberton II	51	Division President
R. Scott Raplee	39	Senior Vice President, Operations Chief Financial Officer
Gary D. Willis	40	Vice President and Controller

*	Member of the Audit and Compliance, Compensation and Corporate Governance and Nominating Committees

          Kenneth C. Donahey has been the Chairman, Chief Executive Officer and President of the Company since his appointment to those positions in June 2001. Mr. Donahey’s current term as a director of the Company expires at the 2005 Annual Meeting of Stockholders. Mr. Donahey has been nominated for election at the 2005 Annual Meeting of Stockholders to serve as a director until the Annual Meeting of Stockholders in 2008. Mr. Donahey served as Chief Financial Officer of the Company from its formation on May 11, 1999 until his appointment as Chairman, Chief Executive Officer and President. From November 5, 1998 until May 11, 1999, Mr. Donahey served as Senior Vice President and Chief Financial Officer of the America Group of HCA Inc. (“HCA”), a health services company. Prior to that time, Mr. Donahey served in various financial positions, including Senior Vice President and Controller, with HCA and its predecessor. Mr. Donahey is the current Chairman of the Federation of American Hospitals.

          Richard H. Evans currently serves as the Chair of the Company’s Compensation Committee. Mr. Evans has been a director of the Company since June 2000. Mr. Evans’ current term as a director of the Company expires at the 2005 Annual Meeting of Stockholders. Mr. Evans has been nominated for election at the 2005 Annual Meeting of Stockholders to serve as a director until the Annual Meeting of Stockholders in 2008. Mr. Evans has been the Chief Executive Officer of Evans Holdings, a real estate investment and real estate services company, since April 1999. From November 1996 to April 1998, Mr. Evans served as President and Chief Executive Officer of Huizenga Sports and Entertainment Group, and concurrently as President, Chief Operating Officer and director of Florida Panthers Holdings (now Boca Resorts, Inc.), each a sports and entertainment ownership and management company. Prior to that time, Mr. Evans served as Chief Operating Officer of Gaylord Entertainment Company, Chief Executive Officer of Madison Square Garden Corporation and Chief Executive Officer of Radio City Music Hall Productions. Mr. Evans previously served as a member of the Board of Governors of the National Basketball Association, the National Hockey League, Major League Baseball and the National Football League.

          Michael P. Haley has been a director of the Company since April 15, 2005 and his current term expires at the 2005 Annual Meeting of Stockholders. Mr. Haley has been nominated for election at the 2005 Annual Meeting of Stockholders to serve as a director until the Annual Meeting of Stockholders in 2008. Mr. Haley was a director of Province Healthcare Company (“Province”), an operator of acute-care hospitals in non-urban markets, from February 2004 until the transaction between Province and the Company in April 2005. Since January 1, 2005, Mr. Haley has served as Chairman of MW Manufacturers, Inc., a manufacturer of windows and doors, and Vice President, Sales and Marketing of Ply Gem Industries, Inc. Prior to January 1, 2005, Mr. Haley served as President and Chief Executive Officer of MW Manufacturers, Inc. From 1994 to 2001 and from 1980 to 1988, Mr. Haley served in various capacities with American of Martinsville (“AOM”), a furniture manufacturer and a part of the La-Z-Boy Company. Mr. Haley’s last position with AOM was as Divisional President of AOM Contract and La-Z-Boy Group. From 1988 to 1994, Mr. Haley served as President of Lowenstein Furniture Group. Mr. Haley is a member of the Boards of Directors of American National Bank & Trust Company, Stanley Furniture Company and Aero Products International, Inc., a marketer of air-filled products.

          Pursuant to the terms of the merger agreement with Province, the Company agreed to appoint one member of the Province board of directors, as mutually agreed to by the parties to the merger agreement, to the Company’s board of directors. After interviewing Mr. Haley and reviewing his qualifications, experience and background, along with those of a number of other potential candidates, and after affirmatively determining his independence, the Corporate Governance and Nominating Committee unanimously recommended to the Board the nomination of Mr. Haley for election to the Board of Directors following completion of the Province transaction. Based on such recommendation, the Board increased the size of the Board to eight directors and elected Mr. Haley as a director to serve until the 2005 Annual Meeting of Stockholders.

          Ricki Tigert Helfer currently serves as Chair of the Company’s Corporate Governance and Nominating Committee. Ms. Helfer has been a director of the Company since May 1999 and her current term will expire in 2006. In March of 2004, Ms. Helfer became a member of the Board of Directors of American Express Bank, a wholly owned subsidiary of the American Express Company. Since June 1997, Ms. Helfer has been an independent consultant on financial regulatory issues and banking system reform with Financial Regulation and Reform International. Ms. Helfer was a non-resident Senior Fellow in the Economic Studies Program of the Brookings Institution from February 1998 to July 1999. From 1997 through 1999, Ms. Helfer served as a Governor of the Philadelphia Stock Exchange and was Chair of its Audit Committee and a member of its Executive Committee from 1998 through 1999. She was the Chairman of the Board of Directors and Chief Executive Officer of the Federal Deposit Insurance Corporation from October 1994 to June 1997. She was a partner in the law firm of Gibson, Dunn & Crutcher from 1992 to 1994 and prior to that time served from 1985 to 1992 as the Chief International Lawyer for the Board of Governors of the Federal Reserve System in Washington, D.C. Ms. Helfer served as a member of the Board of Directors of the Girl Scouts of the USA from 1995 to 2000 and currently serves on the Board of Directors of the Women’s Housing and Economic Development Corporation, a nonprofit entity that services women, children and families in the South Bronx, New York area. She previously served as a member of the Board of Directors of the Columbus (Ohio) Symphony Orchestra and of Ballet Met Columbus.

          John E. Maupin, Jr., D.D.S. has been a director of the Company since May 1999 and his current term will expire in 2006. Dr. Maupin has been the President of Meharry Medical College since July 1994 and served as the Executive Vice President of Morehouse School of Medicine prior thereto. Dr. Maupin is a director of HealthSouth Corporation, a provider of healthcare services, Pinnacle Financial Partners, Inc., a bank holding company, and VALIC Company I and VALIC Company II, each of which is registered under the Investment Company Act of 1940, as amended, and consists of various mutual funds.

          Owen G. Shell, Jr. has been a director of the Company since December 2002 and his current term will expire in 2006. Mr. Shell has over 40 years of executive management experience in the banking industry. Most recently he served as President of the Asset Management Group of Bank of America, N.A. from 1995 until his retirement in 2001. From 1986 through 1995, Mr. Shell served as the President of Bank of America for the Tennessee region. Prior to that, Mr. Shell held several positions, including Chairman, President and Chief Executive Officer of First American National Bank in Nashville, Tennessee. Mr. Shell is a director of Central Parking Corporation, a company that owns, leases and manages parking facilities.

          DeWitt Ezell, Jr. has been a director of the Company since May 1999 and his current term will expire in 2007. Mr. Ezell served as State President of Tennessee, BellSouth Corporation, a communications services company, from January 1990 until his retirement on April 30, 1999. Prior to that time, Mr. Ezell served in various engineering, regulatory and public relations positions during his 37-year tenure with BellSouth. Mr. Ezell is the chairman of the board of directors of BlueCross/BlueShield of Tennessee, a health insurance company.

          William V. Lapham currently serves as Chair of the Company’s Audit and Compliance Committee. Mr. Lapham has been a director of the Company since May 1999 and his current term will expire in 2007. From 1962 until his retirement in 1998, Mr. Lapham was associated with Ernst & Young LLP and its predecessors, serving as a partner for the last 26 years of his tenure, and as a member of Ernst & Young’s International Council for eight years ending in December 1997. He served as acting Chief Financial Officer of Upton’s Department Stores, a division of American Retail Group, Inc., from January 1999 to June 1999. Mr. Lapham is a director of Renal Care Group, Inc., a kidney dialysis services company, and Avado Brands, Inc., a proprietary brand management company.

          Michael J. Culotta has served as Chief Financial Officer of the Company since November 2001. Prior to joining the Company, Mr. Culotta served as a partner and healthcare area industry leader for the southeast area at Ernst & Young LLP. Mr. Culotta was affiliated with Ernst & Young LLP for over 24 years. Mr. Culotta is a director of Evolved Digital Systems, Inc., a provider of IT services to clients in the healthcare industry.

          William F. Carpenter III was named Executive Vice President of the Company in February 2004. Mr. Carpenter has been General Counsel and Secretary of the Company since May 11, 1999 and Corporate Governance Officer since February 2003. Mr. Carpenter also serves as the Company’s chief development officer. From May 11, 1999 to February 2004, Mr. Carpenter served as Senior Vice President of the Company. From November 23, 1998 until May 11, 1999, Mr. Carpenter served as General Counsel of the America Group of HCA. Mr. Carpenter was a member of the law firm of Waller Lansden Dortch & Davis, PLLC, through December 31, 1998. Mr. Carpenter is a director of Psychiatric Solutions, Inc., a behavioral health services company.

          William M. Gracey has been Chief Operating Officer of the Company since February 2004. From May 11, 1999 until February 2004, Mr. Gracey was a Division President of the Company. From July 1998 until May 11, 1999, Mr. Gracey served as a Division President of the America Group of HCA. Mr. Gracey served as President of Operations Support for the Atlantic Group of HCA from January 1998 through June 1998, and, prior to that time, in various operations positions with HCA. Mr. Gracey is the current President of the Tennessee Hospital Association.

          Joné Law Koford has been a Division President of the Company since September 1, 2001. From May 1, 2001 until August 31, 2001, Ms. Koford served as Vice President of Development for the Company. Ms. Koford was Vice President in charge of contracting, professional services, marketing and sales at Altius Health Plans, a health maintenance organization, from October 1999 until January 2001. From October 1998 until August 2001, Ms. Koford was the Chairperson of Strategic Health Initiatives, a healthcare consulting company, and served as its Chief Executive Officer from October 1998 until October 1999. Ms. Koford also served as Interim Chief Executive Officer at Castleview Hospital from June 1998 until October 1999. Prior to that time, Ms. Koford was Regional Vice President of Arcon Healthcare, Inc., an operator of rural healthcare facilities.

          Thomas M. Weiss has been a Division President of the Company since September 2003. From August 2001 to August 2003, Mr. Weiss served as the Chief Executive Officer of the Company’s Lake Cumberland Regional Hospital in Somerset, Kentucky. For 10 years prior to that time, Mr. Weiss served as the Chief Executive Officer of Crestview Medical Center in Huntsville, Alabama.

          Michael A. Wiechart has been a Division President of the Company since March 1, 2004. From May 1999 until February 29, 2004, Mr. Wiechart served as a Division Chief Financial Officer of the Company. From 1998 to 1999, Mr. Wiechart served as Vice President/Operations Controller of Province. Prior to that time, Mr. Wiechart served in various financial positions with HCA.

          Thomas P. Pemberton II has served as Division President of the Company since April 15, 2005. Prior to that, Mr. Pemberton served as Regional Vice President of Province’s Eastern Division from March 2003 until April 2005. Prior to joining Province, Mr. Pemberton served as President of the Medical/Surgical Group at Ardent Health Services, a provider of inpatient and outpatient health services, from May 2001 to March 2003. From October 1999 to October 2001, Mr. Pemberton served as Vice President and Chief Operating Officer of NetCare Health Systems, Inc., an operator of acute-care community hospitals in non-urban markets. Mr. Pemberton also served as President and Chief Executive Officer of Tallahassee Community Hospital in Tallahassee, Florida from October 1997 to September 1999.

          R. Scott Raplee has been Senior Vice President, Operations Chief Financial Officer of the Company since March 1, 2004. From May 11, 1999 until February 29, 2004, Mr. Raplee served as a Division Chief Financial Officer of the Company. Prior to that time, Mr. Raplee served in various financial positions with HCA.

          Gary D. Willis has served as Vice President and Controller of the Company since December 30, 2002. From April 2002 to December 2002, Mr. Willis served as Chief Accounting Officer of Central Parking Corporation, a company that owns, leases and manages parking facilities. From 1995 to March 2002, Mr. Willis held various positions, including Chief Accounting Officer, with Gaylord Entertainment Company.

Classified Board, Term of Office and Family Relationships

          The Company’s restated certificate of incorporation provides that the Board of Directors shall be divided into three classes of as nearly equal size as possible. Approximately one-third of the directors are elected each year. The term of each executive officer runs until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Audit Committee Financial Expert

          The Company has a separately-designated standing Audit and Compliance Committee, which is currently composed of Messrs. Evans, Ezell, Haley, Lapham, Maupin and Shell and Ms. Helfer. The Company’s board of directors has determined that Mr. Lapham, Chair of the Audit and Compliance Committee, is an “audit committee financial expert” and is “independent” as such terms are defined by rules adopted by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of the Common Stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of such reports filed with the SEC and on written representations from reporting persons, the Company notes that Messrs. Evans, Ezell, Lapham, Maupin and Shell and Ms. Helfer each filed a report on Form 4 on June 25, 2004 after inadvertently failing to report in a timely manner the grant to each non-employee director of 3,500 shares of restricted stock and, in the case of Messrs. Ezell, Maupin and Shell and Ms. Helfer, the receipt of deferred stock units in lieu of cash compensation for all, or a portion, of the annual retainer paid to non-employee directors. In addition, Mr. Gracey filed a report on Form 5 on February 14, 2005 after inadvertently failing to report in a timely manner the exercise by his spouse of an option to purchase 63 shares of the Company’s common stock. All Section 16(a) reports are posted on the Company’s website, www.lifepointhospitals.com, by the end of the business day after filing and will remain accessible for at least 12 months.

Code of Conduct, Code of Ethics and Corporate Governance

          The Company’s board of directors expects its members, as well as the Company’s officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising the Code of Conduct, which is known as “Common Ground, ” and as applicable, in the Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics is posted on the Company’s website located at www.lifepointhospitals.com under the heading “Corporate Governance-Code of Ethics.” Common Ground is also posted on the website under the heading “Ethics & Compliance.” The Company intends to disclose any amendments to the Code of Ethics and any waiver from a provision of the code, as required by the SEC, on its website within five business days following such amendment or waiver.

Item 11. Executive Compensation.

Summary Compensation Table

          Decisions on compensation for the Company’s executives are made by the Compensation Committee of the Board of Directors. No member of the Compensation Committee is a current or former employee or officer of the Company or any of its affiliates. The Compensation Committee is responsible for approving compensation arrangements for executive management of the Company, including the Chief Executive Officer, reviewing compensation plans relating to officers, approving grants of options and reviewing other benefits under the Company’s employee benefit plans and reviewing generally the Company’s employee compensation policy.

          The information under this heading sets forth for 2002, 2003 and 2004 the compensation paid to the Company’s Chief Executive Officer and to the four executive officers of the Company who were, based on such compensation, the other most highly compensated executive officers for the year ended December 31, 2004 (hereinafter, collectively referred to as the “Named Executive Officers”).

				Long-Term
				Compensation
				Restricted
				Stock	Securities
		Annual Compensation (1)		Award(s)	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(2)	Options (#)	Compensation ($)
Kenneth C. Donahey (3)	2004	$670,192	$708,750	$1,308,000	75,000	$12,837
Chairman, Chief Executive	2003	640,385	346,125	–	150,000	9,051
Officer and President	2002	584,615	540,000	–	125,000	9,440

Michael J. Culotta (4)	2004	$412,500	$357,000	$981,000	50,000	$7,163
Chief Financial Officer	2003	356,154	127,800	–	50,000	5,201
	2002	337,115	204,000	–	50,000	5,533

William F. Carpenter III (5)	2004	$412,500	$357,000	$654,000	40,000	$5,315
Executive Vice President, General	2003	356,154	127,800	–	50,000	4,076
Counsel, Secretary and Corporate Governance Officer	2002	334,231	204,000	–	40,000	4,460

William M. Gracey (6)	2004	$410,577	$357,000	$981,000	50,000	$11,920
Chief Operating Officer	2003	346,154	144,375	–	50,000	7,400
	2002	322,308	202,125	–	40,000	7,385

Joné Law Koford (7)	2004	$342,115	$230,201	$490,500	25,000	$5,733
Division President	2003	327,115	117,150	–	50,000	5,095
	2002	306,346	159,075	–	60,000	5,425

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for any Named Executive Officer.

(2)	The amounts represent the market value (based on a per share price of $32.70, the closing market price of the Company’s Common Stock on the date of award) of restricted stock awarded. In 2004, the total number of shares of restricted stock awarded to each of the Named Executive Officers was as follows: Mr. Donahey, 40,000 shares; Mr. Culotta, 30,000 shares; Mr. Carpenter, 20,000 shares; Mr. Gracey, 30,000 shares; and Ms. Koford, 15,000 shares. When issued, the shares were subject to forfeiture in their entirety unless the officer continued to be employed by the Company on February 20, 2007. The shares became fully vested upon closing of the Province transaction. As of December 31, 2004, the value of the shares of restricted stock held by each of the Named Executive Officers (based on a per share price of $34.82, the closing market price of the Company’s Common Stock on December 31, 2004) was as follows: Mr. Donahey, $1,392,800; Mr. Culotta, $1,044,600; Mr. Carpenter, $696,400; Mr. Gracey, $1,044,600; and Ms. Koford, $522,300. Holders of shares of restricted stock have all rights of a stockholder, including the right to vote the shares and receive dividends and other distributions paid or made with respect thereto.

(3)	All other compensation for 2004 includes contributions made by the Company as follows: $2,255 for group life insurance in excess of $50,000; $3,060 for long-term disability insurance; $52 for opting out of the dental plan; and $7,470 under the Retirement Plan. All other compensation for 2003 includes contributions made by the Company as follows: $2,255 for group life insurance in excess of $50,000; $2,442 for long-term disability insurance; $52 for opting out of the dental plan; and $4,302 under the Retirement Plan. All other compensation for 2002 includes contributions made by the Company as follows: $2,205 for group life insurance in excess of $50,000; $2,240 for long-term disability insurance; $52 for opting out of the dental plan; and $4,943 under the Retirement Plan.

(4)	All other compensation for 2004 includes contributions made by the Company as follows: $1,004 for group life insurance in excess of $50,000; $2,160 for long-term disability insurance; and $3,999 under the Retirement Plan. All other compensation for 2003 includes contributions made by the Company as follows: $910 for group life insurance in excess of $50,000; $1,720 for long-term disability insurance; and $2,571 under the Retirement Plan. All other compensation for 2002 includes contributions made by the Company as follows: $876 for group life insurance in excess of $50,000; $1,560 for long-term disability insurance; and $3,097 under the Retirement Plan.

(5)	All other compensation for 2004 includes contributions made by the Company as follows: $1,835 for group life insurance in excess of $50,000; $2,160 for long-term disability insurance; and $1,320 under the Retirement Plan. All other compensation for 2003 includes contributions made by the Company as follows: $1,054 for group life insurance in excess of $50,000; $1,720 for long-term disability insurance; and $1,302 under the Retirement Plan. All other compensation for 2002 includes contributions made by the Company as follows: $957 for group life insurance in excess of $50,000; $1,560 for long-term disability insurance; and $1,943 under the Retirement Plan.

(6)	All other compensation for 2004 includes contributions made by the Company as follows: $1,446 for group life insurance in excess of $50,000; $3,060 for long-term disability insurance; and $7,414 under the Retirement Plan. All other compensation for 2003 includes contributions made by the Company as follows: $1,378 for group life insurance in excess of $50,000; $1,720 for long-term disability insurance; and $4,302 under the Retirement Plan. All other compensation for 2002 includes contributions made by the Company as follows: $882 for group life insurance in excess of $50,000; $1,560 for long-term disability insurance; and $4,943 under the Retirement Plan.

(7)	All other compensation for 2004 includes contributions made by the Company as follows: $2,253 for group life insurance in excess of $50,000; $2,160 for long-term disability insurance; and $1,320 under the Retirement Plan. All other compensation for 2003 includes contributions made by the Company as follows: $2,073 for group life insurance in excess of $50,000; $1,720 for long-term disability insurance; and $1,302 under the Retirement Plan. All other compensation for 2002 includes contributions made by the Company as follows: $1,922 for group life insurance in excess of $50,000; $1,560 for long-term disability insurance; and $1,943 under the Retirement Plan.

Option Grants In Last Fiscal Year

          The following table sets forth information concerning the stock options granted to the Named Executive Officers in 2004:

	Individual Grants
	Number of				Potential Realizable
	Securities	Percent of			Value at Assumed
	Underlying	Total Options			Annual Rates of Stock
	Options	Granted to	Exercise of		Price Appreciation for
	Granted	Employees in	Base Price	Expiration	Option Term (1)
Name	(#)(2)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Kenneth C. Donahey	75,000	8.28%	$33.17	2/20/2014	$1,564,533	$3,964,833
Michael J. Culotta	50,000	5.52	33.17	2/20/2014	1,043,022	2,643,222
William F. Carpenter III	40,000	4.41	33.17	2/20/2014	834,417	2,114,578
William M. Gracey	50,000	5.52	33.17	2/20/2014	1,043,022	2,643,222
Joné Law Koford	25,000	2.76	33.17	2/20/2014	521,511	1,321,611

(1)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term and based upon assumed rates of appreciation in the market price of the Common Stock of 5% and 10% compounded annually from the date of grant to the expiration date. The actual value, if any, that will be realized by each Named Executive Officer upon the exercise of any option will depend upon the difference between the exercise price of the option and the market price of the Common Stock on the date that the option is exercised. There can be no assurance that amounts reflected in this table will be achieved.

(2)	Options were granted pursuant to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (the “Incentive Plan”) and were exercisable in three installments on February 20, 2005, February 20, 2006 and February 20, 2007. The options became fully vested upon closing of the Province transaction.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

          The following table provides certain information with respect to the Named Executive Officers concerning the exercise of options during 2004 and unexercised options held as of the end of 2004:

				Number of Securities
				Underlying Unexercised			Value of Unexercised
	Shares			Options at Fiscal			In-the-Money Options
	Acquired on		Value	Year End (#)			at Fiscal Year-End ($)(1)
Name	Exercise (#)		Realized ($)	Exercisable		Unexercisable(2)	Exercisable	Unexercisable(2)
Kenneth C. Donahey	200,000		$5,254,479	488,089		216,667	$5,794,867	$1,500,750
Michael J. Culotta	—		—	200,000		100,000	736,505	541,495
William F. Carpenter III	—		—	366,090		86,666	7,067,714	524,995
William M. Gracey	63	(3)	1,443	209,006	(4)	96,666	3,276,406	541,495
Joné Law Koford	—		—	146,667		78,333	290,905	500,246

(1)	The closing price for the Common Stock, as reported by the Nasdaq National Market, on December 31, 2004 was $34.82. Value of in-the-money options is calculated on the basis of the difference between the exercise price of each such option and $34.82, multiplied by the number of shares of Common Stock underlying each such option.

(2)	Upon completion of the Province transaction, all outstanding options became fully vested and immediately exercisable.

(3)	Mr. Gracey’s wife exercised options to purchase 63 shares of Common Stock, as to which Mr. Gracey disclaims beneficial ownership.

(4)	Includes options to purchase 111 shares of Common Stock owned by Mr. Gracey’s wife, as to which Mr. Gracey disclaims beneficial ownership.

Compensation of Directors

          The Company’s Chairman of the Board of Directors, Mr. Donahey, receives no additional compensation, beyond that which he receives as an officer of the Company, for serving on the Company’s Board of Directors. Mr. Donahey does not serve on any committee of the Board of Directors. In June 2004, the Board of Directors approved an annual retainer of $30,000 for outside directors who are neither officers nor employees of the Company. In addition, the outside directors receive $1,500 for each Board meeting attended. Committee members receive a fee of $1,000 for attendance at each committee meeting that is not held on the same day as a meeting of the Board of Directors; provided, that the maximum amount payable to a committee member for attending committee meetings on any single day is $1,000 without regard to the number of committee meetings held on that day. The chair of each committee receives an annual retainer in recognition of the additional duties involved in serving as the chair, with the chair of the Audit and Compliance Committee receiving $5,000, the chair of the Compensation Committee receiving $4,000 and the chair of the Corporate Governance and Nominating Committee receiving $4,000. Directors are also reimbursed for expenses incurred relating to attendance at meetings.

          Under the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (the “Outside Directors Plan”), each non-employee director may elect to receive deferred stock units in lieu of all or any portion of such director’s annual retainer, the payout of which, at the election of the director, may be deferred for two years or until such director ceases to be a member of the Board of Directors. The payment of deferred stock units will be made through the issuance of a stock certificate for a number of shares of Common Stock equal to the number of deferred stock units.

          Pursuant to the Outside Directors Plan, each non-employee director has historically received an annual grant of options to acquire a number of shares determined by the Board of Directors, exercisable at the fair market value of Common Stock on the date of grant, which date is selected by the Board of Directors. The annual options become exercisable as to one-third of the shares covered by the option on the date of grant and each of the two next succeeding anniversaries of the date of grant and expire on the tenth anniversary of the date of grant. Upon the occurrence of a change in control of the Company, each outstanding option shall become fully and immediately exercisable. All options became fully vested upon the closing of the Province transaction. The Plan also provides for the issuance of restricted stock. In June 2004, each non-director received 3,500 shares of restricted stock in lieu of an annual grant of options. The shares of restricted stock were issued subject to forfeiture in their entirety unless the non-employee director continues to serve as a director of the Company on the third anniversary of the date of grant. All shares of restricted stock became fully vested upon the closing of the Province transaction.

Employment Agreement, Termination Arrangements and Change in Control Severance Plan

Employment Agreement of Kenneth C. Donahey

          The Company entered into an employment agreement with Kenneth C. Donahey, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, effective as of June 25, 2001 and amended as of December 31, 2004 (the “Employment Agreement”). The Employment Agreement provides for a term of employment of three years with automatic one-year renewals beginning on the second anniversary of the effective date, absent notice of non-extension. Effective February 29, 2004, Mr. Donahey received an annual base salary of $675,000 pursuant to this agreement, which amount is subject to review at least annually, and he had an opportunity to earn a bonus of up to 112.5% of his base salary for 2004, and up to 150% of his base salary for 2005, based on annual targets. A bonus is paid to Mr. Donahey only if the Company achieves the performance goals set by the Compensation Committee under the LifePoint Hospitals, Inc. Executive Performance Incentive Plan.

          If Mr. Donahey’s employment is involuntarily terminated without “cause” or if he resigns with “good reason,” each as defined in the Employment Agreement, Mr. Donahey will receive his earned but unpaid base salary, any earned but unpaid bonus for the calendar year that ended prior to termination, his benefit rights, payments for certain other accrued amounts and the costs of continued insurance coverage, continued monthly payments of his base salary from the date of termination until the second anniversary of such termination, and 75% of his base salary for each calendar year in which such termination occurs and for two years thereafter. Mr. Donahey is also entitled to certain payments if his employment is terminated upon death or disability. Mr. Donahey is indemnified against excise taxes that may be imposed on change in control payments under Section 4999 of the Internal Revenue Code of 1986 (the “Code”).

Certain Termination Arrangements

          In July 1998, the Company established a severance policy for all of its full-time corporate employees, including the Named Executive Officers. The policy provides that if an employee is involuntarily terminated, except for cause or in certain other specified circumstances, the employee is entitled to receive severance payments of up to one year’s base compensation. The amount of the payments is based on the employee’s compensation at the time of termination and the number of completed years of continuous employment.

Change in Control Severance Plan

          Effective June 1, 2002, the Company adopted a change in control severance plan for certain corporate employees, including the Named Executive Officers. The plan provides benefits to eligible corporate employees of the Company whose positions are eliminated or adversely affected following a change in control of the Company. These benefits include a severance payment of either 150% of annual compensation or 300% of annual compensation, based upon the participant’s position with the Company. In addition, each participant is indemnified against excise taxes that are imposed on change in control payments under Section 4999 of the Code. Benefits under this plan are offset by any other payments that the participant is entitled to receive under any other agreement, plan or arrangement upon a change in control of the Company. The consummation of the Province merger constituted a change in control under this plan; however, due to uncertainties associated with the integration of Historic LifePoint and Province personnel, it is not known whether or not any Historic LifePoint employees participating in the plan will become eligible to receive benefits under the plan.

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee of the Board of Directors during 2004 consisted of Ms. Helfer, Dr. Maupin and Messrs. Evans, Ezell, Lapham and Shell. None of the members of the Compensation Committee have at any time been an officer or employee of the Company nor have any of the members had any relationship with the Company requiring disclosure by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

          The following table provides aggregate information as of December 31, 2004 with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans, including the Incentive Plan, the Management Stock Purchase Plan, the Outside Directors Plan and the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”).

Number of Securities
	Number of Securities				Available for Future
	to be Issued Upon		Weighted-Average		Issuance Under Equity
	Exercise of Outstanding		Exercise Price of		Compensation Plans
	Options, Warrants and		Outstanding Options,		(Excluding Securities
	Rights		Warrants and Rights		Reflected in Column (a)
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,369,891	(1)	$27.43	(2)	4,199,007	(3)

Equity Compensation Plans not Approved by Security Holders	None		None		None

Total	4,369,891		$27.43		4,199,007

(1)	Includes the following:

•	4,212,415 shares of Common Stock to be issued upon exercise of outstanding stock options granted under the Incentive Plan;

•	147,166 shares of Common Stock to be issued upon exercise of outstanding stock options granted under the Outside Directors Plan; and

•	10,310 shares of Common Stock to be issued upon the vesting of deferred stock units outstanding under the Outside Directors Plan.

(2)	Upon vesting, deferred stock units are settled for shares of Common Stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:

•	3,698,460 shares of Common Stock available for issuance under the Incentive Plan;

•	126,306 shares of Common Stock available for issuance under the Management Stock Purchase Plan;

•	212,842 shares of Common Stock available for issuance under the Outside Directors Plan; and

•	161,399 shares of Common Stock available for issuance under the Employee Stock Purchase Plan.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The following table sets forth certain information as of April 22, 2005 (unless otherwise indicated) regarding beneficial ownership of Common Stock by (i) each director, nominee for director and executive officer of the Company who owns Common Stock, (ii) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed below have sole voting and investment power with respect to all shares owned by them, except to the extent such power is shared by a spouse under applicable law.

	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class
HYMF Limited (1)	3,238,001	5.91%
U.S. Trust Corporation (2)	3,123,557	5.70
Kenneth C. Donahey (3)(4)	1,014,328	1.83
William F. Carpenter III (3)(4)	609,891	1.10
William M. Gracey (3)(4)(5)	393,504	*
Michael J. Culotta (3)(4)	387,574	*
Joné Law Koford (3)(4)	270,590	*
Thomas M. Weiss (3)(4)	185,498	*
Michael A. Wiechart (3)(4)	158,955	*
R. Scott Raplee (3)(4)	120,003	*
Gary D. Willis (3)(4)	42,602	*
DeWitt Ezell, Jr. (3)(6)	35,663	*
William V. Lapham (3)(7)	33,570	*
Ricki Tigert Helfer (3)(6)	32,979	*
John E. Maupin, Jr., D.D.S.(3)(6)	31,136	*
Thomas P. Pemberton II	31,039	*
Richard H. Evans (3)(6)	21,186	*
Owen G. Shell (3)(6)	19,896	*
Michael P. Haley	7,583	*
All directors and executive officers as a group (17 persons) (3)(4)(5)(6)(7)	3,395,997	5.93%

*	Less than one percent.

(1)	The ownership for HYMF Limited is based on information contained in the Schedule 13G filed with the SEC on February 14, 2005 with respect to the Company and the Schedule 13G filed with the SEC on February 14, 2005 with respect to Province. The shares have been adjusted to reflect the exchange ratio used in the Province transaction. HYMF Limited has sole voting power with respect to 3,036,226 shares, sole dispositive power with respect to 3,238,001 shares and neither shared voting power nor share dispositive power with respect to any shares. The address of HYMF Limited is Walker House, Mary Street, P. O. Box 908 GT, George Town, Grand Cayman (Cayman Islands).

(2)	The ownership for U.S. Trust Corporation and its affiliates on behalf of the Employee Stock Ownership Plan component of the Retirement Plan is based on information contained in the Schedule 13G filed on February 14, 2005 with the SEC. U.S. Trust Corporation has shared voting power with respect to 2,505,930 shares and shared dispositive power with respect to 2,524,330 shares. U.S. Trust Corporation has sole voting power with respect to 157,861 shares and sole dispositive power with respect to 599,227 shares. The address of U.S. Trust Corporation is 114 W. 47th Street, New York, New York 10036.

(3)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or will become exercisable within 60 days from April 22, 2005, are deemed outstanding. All options held by persons listed in the table are currently exercisable. The total number of shares subject to options is as follows: Mr. Donahey, 704,756; Mr. Carpenter, 452,756; Mr. Gracey, 305,672; Mr. Culotta, 300,000; Ms. Koford, 225,000; Mr. Weiss, 141,000; Mr. Wiechart, 118,293; Mr. Raplee, 80,427; Mr. Ezell, 24,640; Mr. Lapham,

24,640; Ms. Helfer, 24,640; Dr. Maupin, 24,640; Mr. Willis, 26,666; Mr. Evans, 16,606; and Mr. Shell, 11,000.

(4)	The ownership given for each individual includes shares indirectly owned through the Retirement Plan as follows: Mr. Donahey, 2,671; Mr. Carpenter, 1,034; Mr. Gracey, 2,125; Mr. Culotta 1,877; Ms. Koford, 550; Mr. Weiss, 1,125; Mr. Wiechart, 1,816; Mr. Raplee, 2,163; and Mr. Willis, 556. Share amounts are estimates based on unit accounting and based upon a April 21, 2005 value of $42.60 per share.

(5)	The ownership given includes options to purchase 111 shares held by Mr. Gracey’s wife, as to which he disclaims beneficial ownership.

(6)	The ownership given for each individual includes deferred stock units, granted under the Outside Directors Plan, payable in shares of Common Stock as follows: Mr. Ezell, 2,022; Ms. Helfer, 4,325; Dr. Maupin, 2,482; Mr. Evans, 1,080; and Mr. Shell, 396.

(7)	The ownership given includes 2,250 shares held by Mr. Lapham’s wife and 380 shares held by Mr. Lapham’s child, as to which he disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions.

          In connection with his appointment as Division President and the Company’s requirement that he relocate from Kentucky to Tennessee, the Company purchased a house owned by Thomas M. Weiss for approximately $0.5 million in the third quarter of 2004. The consideration paid by the Company was based on an appraisal made by an independent real estate appraisal firm.

          There were no other reportable relationships or transactions for any director or executive officer of the Company. None of the Company’s directors or executive officers had any reportable indebtedness to the Company or any of its subsidiaries during 2004.

Item 14. Principal Accountant Fees and Services.

Fees

          The table below provides information concerning fees for which the Company was billed in the last two fiscal years for services rendered by Ernst & Young LLP:

Description of Fees	Amount of Fees
	2003	2004
Audit Fees	$556,700	$1,164,300
Audit-Related Fees	163,100	329,400
Tax Fees:
Compliance	91,000	20,900
Other Tax Advice and Consultation	139,700	105,600
All Other Fees:
Independent Review Organization Services	66,700	53,500
Miscellaneous Fees	63,500	—

Total	$1,080,700	$1,673,700

          Audit Fees – These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated annual financial statements, audit of internal controls over financial reporting (Sarbanes-Oxley Section 404), reviews of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the first three fiscal quarters of the fiscal years ended December 31, 2004 and 2003, and the audit of the LifePoint Hospitals, Inc. Retirement Plan (the “Retirement Plan”). The fees also include audits of subsidiaries, as well as comfort letters and consents related to securities offerings and SEC filings, including fees for SEC filings associated with the Province transaction.

          Audit-Related Fees – These fees were primarily for services rendered by Ernst & Young LLP for matters such as internal control audit planning, due diligence services, audits of certain employee benefit plans, agreed-upon procedures and consultation on accounting standards or transactions.

          Tax Fees – These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax planning and tax advice services.

          All Other Fees – Other fees paid to Ernst & Young LLP were primarily consulting fees relating to independent review organization billing and compliance services, fees relating to certain Medicaid rate review, license fees for certain Ernst & Young LLP software and other fees for specifically requested projects.

Pre-approval of Independent Registered Public Accounting Firm Services

          The Audit and Compliance Committee has implemented procedures to ensure advance approval of all audit, audit-related, tax and other services performed by the independent registered public accounting firm. These procedures require that the Audit and Compliance Committee approve all services prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit and Compliance Committee has delegated to Mr. Lapham, the Chair of the Audit and Compliance Committee, pre-approval authority with respect to audit or permitted non-audit services (in an amount not to exceed $20,000 in each instance) to be provided by Ernst & Young LLP, subject to ratification of such pre-approval by the Audit and Compliance Committee at its next scheduled meeting. The Audit and Compliance Committee approved in accordance with applicable law all of the audit, audit-related, tax and other services performed by Ernst & Young LLP during 2004.

          The Audit and Compliance Committee has reviewed the fees detailed above and considers the provision of the described services to be compatible with maintaining the independence of Ernst & Young LLP. None of these services are of a type that was prohibited under the auditor independence standards of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

          (3)   Exhibits:

          The certifications listed as exhibits below relate solely to this Amendment No. 1 and do not replace, amend or modify the certifications filed with the Annual Report. Other than the certifications listed below, this Amendment No. 1 does not amend or update the exhibits filed with or referenced in the Annual Report and does not reflect events occurring after the filing of the Annual Report.

Exhibit
Number		Description of Exhibits
31.1A	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2A	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on April 29, 2005.

LIFEPOINT HOSPITALS, INC.

By:	/s/ Kenneth C. Donahey

Kenneth C. Donahey
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ Kenneth C. Donahey	Chairman, Chief Executive	April 29, 2005
Officer and President
Kenneth C. Donahey	(Principal Executive Officer)

/s/ Michael J. Culotta	Chief Financial Officer	April 29, 2005
(Principal Financial and
Michael J. Culotta	Accounting Officer)

/s/ Richard H. Evans	Director	April 29, 2005

Richard H. Evans

/s/ DeWitt Ezell, Jr.	Director	April 29, 2005

DeWitt Ezell, Jr.

/s/ Michael P. Haley	Director	April 29, 2005

Michael P. Haley

/s/ Ricki Tigert Helfer	Director	April 29, 2005

Ricki Tigert Helfer

/s/ William V. Lapham	Director	April 29, 2005

William V. Lapham

/s/ John E. Maupin, Jr., D.D.S.	Director	April 29, 2005

John E. Maupin, Jr., D.D.S.

/s/ Owen G. Shell, Jr.	Director	April 29, 2005

Owen G. Shell, Jr.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits
31.1A	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2A	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002