Form 10-Q
period 2005-06-30
LIFEPOINT HOSPITALS, INC.
filed 2005-07-28
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
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
Yes  ☑  No  ☐
     As of June 30, 2005, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 56,980,458.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits.
EX-10.4 NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.5 RESTRICTED STOCK AWARD AGREEMENT
Ex-31.1 Section 302 Certifications of the CEO
Ex-31.2 Section 302 Certifications of the CFO
Ex-32.1 Section 906 Certifications of the CEO
Ex-32.2 Section 906 Certifications of the CFO

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$238.2	$467.6	$485.7	$743.5

Salaries and benefits	97.7	182.0	194.6	290.6
Supplies	31.1	60.5	63.2	96.7
Other operating expenses	38.8	79.6	79.8	125.4
Provision for doubtful accounts	18.9	41.3	39.6	64.3
Depreciation and amortization	11.4	26.8	22.4	40.0
Interest expense, net	3.2	15.4	6.6	17.9
Debt retirement costs	1.5	10.0	1.5	10.0
Transaction costs	—	44.6	—	44.6
ESOP expense	2.5	3.8	4.8	6.5

	205.1	464.0	412.5	696.0

Income from continuing operations before minority interests and income taxes	33.1	3.6	73.2	47.5
Minority interests in earnings of consolidated entities	0.3	0.2	0.6	0.5

Income from continuing operations before income taxes	32.8	3.4	72.6	47.0
Provision for income taxes	13.3	6.2	28.9	23.8

Income (loss) from continuing operations	19.5	(2.8)	43.7	23.2
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(0.8)	0.3	(1.1)	0.9
Impairment of assets of hospital held for sale	—	(4.7)	—	(4.7)
Gain (loss) on sale of hospital	—	0.1	—	(0.7)

Loss from discontinued operations	(0.8)	(4.3)	(1.1)	(4.5)

Net income (loss)	$18.7	$(7.1)	$42.6	$18.7

Basic earnings (loss) per share:
Continuing operations	$0.53	$(0.05)	$1.19	$0.52
Discontinued operations	(0.02)	(0.08)	(0.03)	(0.10)

Net income (loss)	$0.51	$(0.13)	$1.16	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.50	$(0.05)	$1.11	$0.51
Discontinued operations	(0.02)	(0.08)	(0.03)	(0.10)

Net income (loss)	$0.48	$(0.13)	$1.08	$0.41

Weighted average shares and dilutive securities outstanding:
Basic	36.9	51.8	36.8	44.8

Diluted	43.1	51.8	42.9	45.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	June 30,
	2004	2005
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.6	$53.0
Accounts receivable, less allowances for doubtful accounts of $103.6 at December 31, 2004 and $216.8 at June 30, 2005	112.0	215.7
Inventories	25.3	48.7
Assets held for sale	33.0	19.2
Income taxes receivable	7.5	34.6
Prepaid expenses	7.1	13.9
Deferred income taxes and other current assets	24.3	42.0

	227.8	427.1

Property and equipment:
Land	20.5	66.6
Buildings and improvements	385.4	941.2
Equipment	342.0	462.5
Construction in progress (estimated cost to complete and equip after June 30, 2005 is $143.0)	48.6	111.5

	796.5	1,581.8
Accumulated depreciation	(295.4)	(330.5)

	501.1	1,251.3

Deferred loan costs, net	4.9	30.9
Intangible assets, net	3.3	3.9
Other	5.8	234.9
Goodwill	144.4	1,217.5

	$887.3	$3,165.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.5	$60.6
Accrued salaries	31.2	52.5
Other current liabilities	18.5	48.8
Current maturities of long-term debt	—	4.2

	79.2	166.1

Long-term debt	221.0	1,585.0
Deferred income taxes	47.9	132.2
Professional and general liability claims and other liabilities	28.4	59.3

Minority interests in equity of consolidated entities	1.3	3.3

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 40,123,768 shares and 56,980,458 shares issued at December 31, 2004 and June 30, 2005, respectively	0.4	0.6
Capital in excess of par value	332.6	1,043.8
Unearned ESOP compensation	(12.9)	(11.1)
Unearned compensation on nonvested stock	(4.5)	(34.2)
Retained earnings	222.8	220.6
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2004	(28.9)	—

	509.5	1,219.7

	$887.3	$3,165.6

(1)	Derived from audited financial statements.
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Cash flows from operating activities:
Net income (loss)	$18.7	$(7.1)	$42.6	$18.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0.8	4.3	1.1	4.5
Depreciation and amortization	11.4	26.8	22.4	40.0
Debt retirement costs	1.5	10.0	1.5	10.0
Transaction costs	—	44.6		44.6
ESOP expense	2.5	3.8	4.8	6.5
Minority interests in earnings of consolidated entities	0.3	0.2	0.6	0.5
Deferred income taxes (benefit)	(0.4)	23.5	(0.9)	24.4
Reserve for professional and general liability claims, net	(2.2)	1.6	0.5	2.0
Tax benefit from employee stock plans	3.8	5.9	4.3	8.2
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	3.2	(0.2)	(4.2)	(8.3)
Inventories and other current assets	(3.2)	0.4	(3.2)	3.3
Accounts payable and accrued expenses	1.5	(5.0)	6.3	0.6
Income taxes payable	(19.7)	(42.4)	(5.1)	(28.3)
Other	0.6	3.0	1.2	3.8

Net cash provided by operating activities — continuing operations	18.8	69.4	71.9	130.5
Net cash provided by operating activities — discontinued operations	0.9	1.9	—	1.9

Net cash provided by operating activities	19.7	71.3	71.9	132.4

Cash flows from investing activities:
Purchase of property and equipment	(20.3)	(33.3)	(35.4)	(60.4)
Acquisitions, net of cash acquired	(24.8)	(957.7)	(26.5)	(959.7)
Proceeds from sale of hospital	—	—	—	32.5
Other	(0.3)	(0.2)	(0.6)	(0.6)

Net cash used in investing activities	(45.4)	(991.2)	(62.5)	(988.2)

Cash flows from financing activities:
Proceeds from long-term debt	30.0	1,592.0	30.0	1,592.0
Payments of borrowings	(29.9)	(709.2)	(49.9)	(709.2)
Payment of debt issue costs	—	(31.8)	—	(31.8)
Proceeds from exercise of stock options	5.9	31.0	7.5	41.6
Other	—	(3.3)	0.8	(2.4)

Net cash provided by (used in) financing activities	6.0	878.7	(11.6)	890.2

Change in cash and cash equivalents	(19.7)	(41.2)	(2.2)	34.4
Cash and cash equivalents at beginning of period	38.1	94.2	20.6	18.6

Cash and cash equivalents at end of period	$18.4	$53.0	$18.4	$53.0

Supplemental disclosure of cash flow information:
Interest payments	$6.1	$23.0	$6.7	$23.5

Capitalized interest	$0.2	$0.8	$0.4	$1.2

Income taxes paid, net	$29.1	$19.4	$30.0	$20.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint”, the “Company”, “us” or “we” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of June 30, 2005, the Company operated 51 general, acute care hospitals with an aggregate of 5,321 licensed beds in non-urban communities in 20 states. During the second quarter of 2005 subsequent to the business combination with Province Healthcare Company (described in Note 2), the Company committed to a plan to divest the following three facilities: 96-bed Medical Center of Southern Indiana located in Charlestown, Indiana, 123-bed Ashland Regional Medical Center located in Ashland, Pennsylvania, and 51-bed Palo Verde Hospital located in Blythe, California. The operations of these three facilities have been reflected as discontinued operations, as further discussed in Note 5. The Company’s remaining 48 hospitals are reported as continuing operations.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed by Historic LifePoint Hospitals, Inc. (see Note 2 below).
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $7.9 million and $14.5 million for the three months ended June 30, 2004 and 2005, respectively, and $13.7 million and $24.4 million for the six months ended June 30, 2004 and 2005, respectively.
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.
NOTE 2 — ACQUISITIONS
Combination with Province Healthcare Company
     On April 15, 2005 (the “Effective Date”), pursuant to the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint Hospitals, Inc. (formerly LifePoint Hospitals, Inc.) (“Historic LifePoint”), the Company, Lakers Acquisition Corp. (“LifePoint Merger Sub”), Pacers Acquisition Corp. (“Province Merger Sub”) and Province Healthcare Company (“Province”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, and Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005 (as amended, the “Merger Agreement”), the Company acquired all of the outstanding capital stock of each of Historic LifePoint and Province through the merger of LifePoint Merger Sub with and into Historic LifePoint, with Historic LifePoint continuing as the surviving corporation of such merger (the “LifePoint Merger”), and the merger of Province Merger Sub with and into Province, with Province continuing as the surviving corporation of such merger, (the “Province Merger,” and together with the LifePoint Merger, the “Mergers”). As a result of the Mergers, each of Historic LifePoint and Province is now a wholly owned subsidiary of the Company.

     Province produced revenues of $882.9 million, income from continuing operations of $50.1 million and earnings per diluted share from continuing operations of $0.96 for the year ended December 31, 2004.
     Pursuant to the Merger Agreement, on the Effective Date, the shares of Common Stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of Common Stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of Common Stock, par value $0.01 per share, of Province (“Province Common Stock”) outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock.
     As a result of the Mergers, the Company became the successor issuer to Historic LifePoint under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to Historic LifePoint’s reporting obligations thereunder. Pursuant to Rule 12g-3(c) promulgated under the Exchange Act, the outstanding shares of Company Common Stock, together with the associated rights to purchase preferred stock issued pursuant to the Rights Agreement, dated as of April 15, 2005 (as it may be amended and supplemented from time to time, the “Rights Agreement”), between the Company and National City Bank, as Rights Agent, are deemed to be registered under paragraph (g) of Section 12 of the Exchange Act. As a result of the Mergers, the Company retired the Historic LifePoint treasury stock of $28.9 million as of April 15, 2005.
     In connection with the closing of the Mergers, shares of Historic LifePoint Common Stock, which had been listed and traded on the Nasdaq National Market under the ticker symbol “LPNT,” ceased to be listed and traded on the Nasdaq National Market. However, shares of Company Common Stock are now listed and traded on the Nasdaq National Market under the ticker symbol “LPNT.”
     On April 20, 2005, LifePoint filed Amendment No. 1 to its Current Report on Form 8-K regarding the Mergers, which included unaudited pro forma financial statements as of December 31, 2004 and audited financial statements of Province.
     The Company believes that the Province Merger provides and will continue to provide efficiencies and enhance LifePoint’s ability to compete effectively in complementary markets. As a result of the Province Merger, the Company is more geographically and financially diversified in its asset base. The Company believes that it has greater resources and increased opportunities for growth and margin expansion. The results of operations of Province are included in LifePoint’s results of operations beginning April 16, 2005.
     The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2004 and 2005, assume that the Province Merger occurred at the beginning of each of the periods presented. The pro forma amounts include certain adjustments, including interest expense and taxes. As a result of the Province Merger, the Company recognized a non-recurring pre-tax charge for transaction costs of $44.6 million. The Company also recognized a non-recurring pre-tax charge for debt retirement costs of $10.0 million. These second quarter 2005 non-recurring charges are reflected in the following unaudited pro forma results of operations for the six months ended June 30, 2005. In addition, the pro forma amounts include adjustments that give effect to the pro forma operations of Las Cruces Medical Center and River Parishes Hospital as if they were acquired on January 1, 2004. The Company acquired River Parishes Hospital effective July 1, 2004 and Province acquired Las Cruces Medical Center effective June 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Six Months Ended
	June 30,
	2004	2005
Revenues	$955.2	$1,023.4
Income from continuing operations	64.8	47.6
Net income	62.8	42.1
Earnings per share:
Basic:
Income from continuing operations	$1.25	$0.89
Net income	$1.21	$0.79
Diluted:
Income from continuing operations	$1.19	$0.87
Net income	$1.16	$0.78
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
     The total purchase price of the Province Merger is as follows (in millions):

Fair value of LifePoint Common Stock issued	$596.0
Cash	586.3
Fair value of assumed Province debt obligations	511.6
Estimated severance and Province stock option costs	73.8
Estimated direct transaction costs	28.4

$1,796.1

     Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Province’s net tangible and intangible assets based upon their estimated fair values as of April 15, 2005. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill. The estimated fair value of Company Common Stock issued was based on the $39.63 Historic LifePoint average share price as of February 22, 2005, which is in accordance with Emerging Issues Task Force Issue Number 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF No. 99-12”). As stated in paragraph 7 in EITF No. 99-12, the measurement date is the earliest date, from the date the terms of the acquisition are agreed to and announced to the date of final application of the formula pursuant to the acquisition agreement, on which subsequent applications of the formula do not result in a change in the number of shares or the amount of other consideration.
     The purchase price allocation for the Province Merger has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company has engaged a third-party valuation firm to complete a valuation of all acquired assets and assumed liabilities of the Province Merger. Once the valuation study is completed, the Company will adjust the purchase price allocation to reflect the final values.
     The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Net working capital	$81.9
Property and equipment	709.5
Goodwill	1,074.6
Other long-term assets	5.2

Total assets acquired	1,871.2

Debt	511.6
Other long—term liabilities	25.6
Deferred income taxes	47.5
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	586.7

Net assets acquired	$1,284.5

     In connection with the Province Merger, the Company recognized a pretax charge for transaction costs of $44.6 million in the three and six months ended June 30, 2005 comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	8.7
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$44.6

     The adjustment to acquired accounts receivable reflects the impact of conforming Province’s accounting treatment regarding the estimation of the net realizable value of accounts receivable to the Company’s accounting policy. The adjustment to assumed liabilities primarily represents the results of the Company’s third-party actuarial valuations of professional and general liability claims assumed in the Province Merger. In addition, the Company expensed as transaction costs the bonus amounts paid to retain employees from Province that are employed by the Company and compensation expense primarily related to the change-of-control vesting of the Company’s non-vested stock grants at April 15, 2005.
     Subsequent to the Province Merger, the Company committed to a disposal plan related to three of the hospitals acquired from Province as further discussed in Note 5.
Other Acquisitions
     On June 1, 2005, the Company finalized its previously announced agreement with the Wythe County Community Hospital (“WCCH”) Board of Directors to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The acquisition was finalized with a payment of $49.8 million, including working capital, to WCCH.
     Effective July 1, 2005, the Company completed its acquisition of 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $229.3 million, including working capital (the “Danville Acquisition”). The purchase price of DRMC is reflected as a deposit and included in other assets in the condensed consolidated balance sheet at June 30, 2005.
     On July 14, 2005, the Company announced the signing of a definitive agreement to purchase five hospitals in Virginia and West Virginia from HCA Inc. (“HCA”) for approximately $285.0 million, plus working capital and other adjustments estimated to be $45.0 million, based on March 31, 2005 financial statements. The Company expects to complete the transaction in the fourth quarter of 2005 subject to customary regulatory approvals.

     The five facilities to be purchased from HCA are:

Facility	Number of Beds
Clinch Valley Medical Center, Richlands, VA St. Joseph’s Hospital, Parkersburg, WV Saint Francis Hospital, Charleston, WV Raleigh General Hospital, Beckley, WV Putnam General Hospital, Hurricane, WV	200 beds 325 beds 155 beds 369 beds 68 beds
NOTE 3 — LONG -TERM DEBT
     Long-term debt consists of the following at December 31, 2004 and June 30, 2005 (in millions):

	December 31,	June 30,
	2004	2005
Senior Borrowings
Credit Agreement:
Term B Loans	$—	$1,237.5
Revolving Credit Loans	—	150.0

Senior Credit Borrowings	—	1,387.5

Subordinated Borrowings
Senior Subordinated Credit Agreement	—	192.0
Province 7 1/2 % Senior Subordinated Notes	—	6.1
4 1/2% Convertible Notes	221.0	0.1

	221.0	198.2
Capital leases	—	3.5

Total long-term debt	—	1,589.2
Less current portion	—	4.2

	$221.0	$1,585.0

     Maturities of the Company’s long-term debt at June 30, 2005 were as follows (in millions):

2005 (July 1 through December 31)	$0.6
2006	9.9
2007	12.5
2008	12.5
2009	12.5
Thereafter	1,541.2

$1,589.2

New Senior Secured Credit Facilities
     On April 15, 2005, in connection with the Province Merger, the Company entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured Term B Loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of revolving loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by the subsidiaries of the Company with certain limited exceptions.

     Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (defined as alternate base rate or “ABR”) plus a margin of 0.625% and/or at Adjusted LIBO rate plus a margin of 1.625%. The interest period with respect to ABR loans ends at the end of each quarter and, with respect to Eurodollar loans, the Company may select an interest period of 1, 2, 3 or 6 months duration, or, with the approval of the Lenders, 9 or 12 month duration. Interest on the Revolving Loans is payable at ABR or Adjusted LIBOR plus a margin. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio, as defined, being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the Eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio, as defined, being less than 2.00:1.00 to greater than 4.50:1.00.
     In connection with the Province Merger, the Company made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of June 30, 2005, the applicable annual interest rate under both Term B Loans is approximately 4.845%. The 30—day Adjusted LIBOR was 3.22% at June 30, 2005. The average applicable annual interest rate since April 15, 2005 under both Term B Loans was 4.845%.
     The Term B Loans outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. The Company made an early installment payment under the Term B Loans of $12.5 million during the quarter ended June 30, 2005. This installment payment provides for the Company’s scheduled repayments through March 31, 2006. The combined balances of the Term B Loans are scheduled to be repaid in the seventh year in four equal installments of $293.8 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     Effective June 30, 2005, the Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.00:1.00 for the periods ending on June 30 and September 30, 2005, no less than 3.25:1.00 for the period ending on December 31, 2005, and no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on June 30, 2005 through December 31, 2006; cannot exceed 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; cannot exceed 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; cannot exceed 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and cannot exceed 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of net revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	June 30, 2005
Minimum Interest Coverage Ratio	≥ 3.00:1.00	6.77
Maximum Total Leverage Coverage Ratio	≤ 4.75:1.00	3.53
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the Danville Acquisition, the Company borrowed $150.0 million in the form of the Revolving Loans. As of June 30, 2005, the Company had $150.0 million in outstanding debt obligations and $22.2 million in letters of credit outstanding under the Revolving Loans, leaving $127.8 million available for borrowing in the form of Revolving Loans. Of the $22.2 million in letters of credit outstanding at June 30, 2005, $22.1 million was related to the self-insured retention levels of the Company’s general and professional liability insurance and worker’s compensation programs as security for the payment of claims and $0.1 million was related to certain utility companies.

Senior Subordinated Credit Agreement
     On June 15, 2005, the Company entered into a $192.0 million senior subordinated credit agreement with CITI (the “Senior Subordinated Credit Agreement”). The net proceeds of the borrowings were loaned to the Company’s wholly owned subsidiary, Historic LifePoint, and were used to pay the redemption price plus accrued and unpaid interest of $190.2 million for the extinguishment of Historic LifePoint’s 4 1/2% convertible subordinated notes due June 1, 2009.
     The Senior Subordinated Credit Agreement matures in 2013 without amortization and bears interest at the Company’s option initially at a rate of ABR plus 2.50% or LIBOR plus 3.5%, in each case plus 0.50% after each quarter, with a maximum rate of 9% (for ABR) or 10% (for LIBOR). The interest rate for borrowings under the Senior Subordinated Credit Agreement was 6.78% at June 30, 2005. The Senior Subordinated Credit Agreement is guaranteed on a senior subordinated basis by all of the subsidiaries of the Company, that guaranty its obligations under the Credit Agreement. The Senior Subordinated Credit Agreement is unsecured. The Company presently intends, depending on market and general economic conditions and other relevant factors, to refinance this facility with other subordinated or senior subordinated financing which may include securities convertible into the Company Common Stock.
Previous Credit Facilities
     In connection with the Province Merger, the Company repaid the $27.0 million outstanding principal balance under the Province Senior Credit Facility. At the time of the Province Merger, the Company had no amounts outstanding under its senior credit facility. In connection with the Province Merger, the Company entered into the Credit Agreement described under “New Senior Secured Credit Facilities.”
Province 7 1/2% Senior Subordinated Notes
     In connection with the Province Merger, approximately $193.9 million of the $200.0 million outstanding principal amount of the Province’s 7 1/2% senior subordinated notes due 2013 was purchased and subsequently retired. The fair value assigned to the 7 1/2% senior subordinated notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% notes in connection with Province’s consent solicitation with respect to such 7 1/2% notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% notes that were not tendered pursuant to such tender offer.
     The remaining $6.1 million of 7 1/2% notes bear interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. The Company may redeem all or a portion of the 7 1/2% notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
Province 4 1/4% Convertible Subordinated Notes
     In connection with the Province Merger, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the 4 1/4% convertible subordinated notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.
Province 4 1/2% Convertible Subordinated Notes
     In connection with the Province Merger, Province called for redemption all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding May 16, 2005, the redemption date.

Historic LifePoint 4 1/2% Convertible Subordinated Notes Due June 1, 2009
     Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, which was June 15, 2005. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of our Common Stock at a conversion price of $47.36. The closing market price of the Company’s stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of Common Stock, par value $0.01 per share of the Company’s Common Stock. Approximately $185.1 million of aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred loan cost write-offs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the three and six months ended June 30, 2005.
Deferred Loan Costs
     The Company incurred loan costs of approximately $29.4 million in connection with entering into the Credit Agreement and incurred loan costs of approximately $2.4 million in connection with entering into the Senior Subordinated Credit Agreement. The Company capitalized and is amortizing these costs to interest expense over the terms of the related debt (seven years for the Credit Agreement and eight years for the Senior Subordinated Credit Agreement) using the effective interest method. The interest expense related to deferred loan cost amortization in connection with the Credit Agreement and Senior Subordinated Credit Agreement was approximately $1.0 million for the three and six months ended June 30, 2005.
     The interest expense related to deferred loan cost amortization that was incurred in connection with the Historic Lifepoint Senior Credit Facility and the Historic LifePoint 4 1/2% Convertible Subordinated Notes due June 1, 2009 was approximately $0.4 million and $0.2 million for the three months ended June 30, 2004 and 2005, respectively, and approximately $0.8 million and $0.6 million for the six months ended June 30, 2004 and 2005, respectively.
NOTE 4 — EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005 (a)	2004	2005 (b)
Numerator:
Numerator for basic earnings (loss) per share – income (loss) from continuing operations	$19.5	$(2.8)	$43.7	$23.2
Interest on convertible notes, net of taxes	1.8	—	3.8	—

Numerator for diluted earnings (loss) per share – income (loss) from continuing operations	21.3	(2.8)	47.5	23.2
Loss from discontinued operations, net of income taxes	(0.8)	(4.3)	(1.1)	(4.5)

	$20.5	$(7.1)	$46.4	$18.7

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	36.9	51.8	36.8	44.8
Effect of dilutive securities:
Employee stock benefit plans	1.0	—	0.9	0.9
Convertible notes	5.2	—	5.2	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	43.1	51.8	42.9	45.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005 (a)	2004	2005 (b)
Basic earnings (loss) per share:
Continuing operations	$0.53	$(0.05)	$1.19	$0.52
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.01	(0.03)	0.02
Impairment of assets of hospital held for sale, net of income taxes	—	(0.09)	—	(0.10)
Loss on sale of hospital, net of income taxes	—	—	—	(0.02)

Loss on discontinued operations	(0.02)	(0.08)	(0.03)	(0.10)

Net income (loss)	$0.51	$(0.13)	$1.16	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.50	$(0.05)	$1.11	$0.51
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.01	(0.03)	0.02
Impairment of assets of hospital held for sale, net of income taxes	—	(0.09)	—	(0.10)
Loss on sale of hospital, net of income taxes	—	—	—	(0.02)

Loss on discontinued operations	(0.02)	(0.08)	(0.03)	(0.10)

Net income (loss)	$0.48	$(0.13)	$1.08	$0.41

(a)	All of the potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2005 because the Company incurred a loss from continuing operations.

(b)	The impact of 4.4 million potential weighted average shares of Common Stock, if converted, and interest expense related to convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE 5 — DISCONTINUED OPERATIONS
     During the second quarter of 2005, subsequent to the Province Merger, management committed to a plan to divest three hospitals acquired in the Province Merger. The three hospitals to be divested are 96-bed Medical Center of Southern Indiana located in Charlestown, Indiana, 123-bed Ashland Regional Medical Center located in Ashland, Pennsylvania, and 51-bed Palo Verde Hospital located in Blythe, California. The Company’s management anticipates that the disposal of the three facilities will take place in the next twelve months.
     The Company has designated the three hospitals acquired in the Province Merger as discontinued operations, consistent with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets of the three hospitals that are to be sold are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. In connection with the decision to divest the three hospitals, the Company recognized an impairment charge of $4.7 million, net of taxes, in discontinued operations in the second quarter of 2005. The impairment charge relates to decreases in fair value of one of the hospitals subsequent to the Province Merger.
     The assets of the facilities to be sold are reported as assets held for sale in the accompanying condensed consolidated balance sheets and are comprised entirely of property and equipment totaling $19.2 million.
     During the third quarter of 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital (“Bartow”) located in Bartow, Florida. On March 31, 2005, the Company sold Bartow to Health Management Associates, Inc. The Company recognized a net loss on the sale of Bartow of approximately $0.8 million in the first quarter of 2005, of which $0.7 million relates to tax expense attributable to non-deductible goodwill originating from the tax basis of assets received at the spin-off of Historic LifePoint from HCA in 1999.
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
     The revenues and income (loss) before income taxes of discontinued operations for the three months and six months ended June 30, 2004 and 2005 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Revenues	$8.2	$13.1	$17.3	$22.5
Income (loss) before income taxes	$(1.2)	$0.6	$(1.7)	$1.6
NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the SEC Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“Opinion 29”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2005. Early application of the SFAS 153 is permitted. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on the Company’s financial statements or its results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 7 — STOCK BENEFIT PLANS
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
     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying Common Stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income (loss) and earnings (loss) per share (in millions, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2005		2004	2005
Net income (loss), as reported	$18.7		$(7.1)	$42.6	$18.7
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	0.3		5.1	0.5	5.4
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)		(11.7)	(4.7)	(13.5)

Pro forma net income (loss)	16.6		(13.7)	38.4	10.6
Interest on Convertible Notes, net of taxes	1.8		—	3.8	—

Diluted pro forma net income (loss)	$18.4	$	(13.7)	$42.2	$10.6

Denominator for basic earnings (loss) per share – weighted average shares	36.9		51.8	36.8	44.8
Effect of dilutive securities:
Employee stock benefit plans	1.0		—	0.9	0.9
Convertible Notes	5.2		—	5.2	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	43.1		51.8	42.9	45.7

Earnings (loss) per share:
Basic – as reported	$0.51		$(0.13)	$1.16	$0.42

Basic – pro forma	$0.45		$(0.27)	$1.05	$0.24

Diluted – as reported	$0.48		$(0.13)	$1.08	$0.41

Diluted – pro forma	$0.43		$(0.27)	$0.98	$0.23

     The per share weighted-average fair value of stock options granted during the second quarter and first half of 2005 was $19.82. The per share weighted-average fair value of stock options granted during the second quarter and first half of 2004 was $14.47 and $12.56, respectively. The values were estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2005	2004	2005
Risk free interest rate	3.17%	3.76%	2.19%	3.76%
Expected life, in years	3.0	4.0	3.0	4.0
Expected volatility	53%	56%	53%	56%
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
     Additional information with respect to stock benefit plan activity is as follows:

						Deferred
		Stock Options		Nonvested Stock		Stock Units
		Outstanding		Outstanding		Outstanding
			Weighted		Weighted
	Shares		Average		Average
	Available	Number	Exercise	Number of	Grant Date	Number of
	for Grant	of Shares	Price	Shares	Price	Shares

December 31, 2003	2,640,452	4,393,442	$23.91	—	$—	9,478
Increase in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	27.43	186,000	33.70	10,310
Increase in shares available (approved by stockholders)	2,000,000	—	N/A	—	—	—
Stock option grants	(739,738)	739,738	42.60	—	—	—
Deferred stock units vested	—	—	N/A	—	—	(1,230)
Nonvested stock grants	(848,568)	—	N/A	848,568	42.60	—
Nonvested stock vested	—	—	N/A	(186,000)	33.70	—
Stock option exercises	—	(1,448,240)	28.71	—	—	—
Stock option cancellations	12,494	(12,494)	30.19	—	—	—

June 30, 2005	4,335,490	3,638,585	$29.99	848,568	$42.60	9,080

     All outstanding stock options, except for 28,500 stock options granted in December 2004, and all of the outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province Merger and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the second quarter of 2005 as a result of the accelerated vesting of stock options was $4.9 million. This estimate is based on using a Black-Scholes option pricing model. In addition, all outstanding stock options became options to purchase Company Common Stock (rather than Historic LifePoint Common Stock) and all outstanding stock awards were converted into Company Common Stock (rather than Historic LifePoint Common Stock). As a result of this change in control vesting, the Company recognized $4.0 million of compensation expense, which is reflected as transaction costs in the

Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2005.
     On April 22, 2005, the Company’s Board of Directors granted options to purchase 739,738 shares of Common Stock that will vest ratably over three years, 284,245 non-vested shares of restricted stock that will vest three years from the date of grant, and 557,323 non-vested shares of restricted stock that will vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. These stock incentive awards were granted to the Company’s employees under the Company’s 1998 Long-Term Incentive Plan. In addition, 7,000 non-vested shares were granted to a new member of LifePoint’s Board of Directors under the Outside Directors Stock and Incentive Compensation Plan on April 22, 2005. The fair market value at the date of grant of these nonvested stock awards was $42.60 per share and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of operations over the vesting periods of the awards. The total cost of the amortization related to these non-vested stock awards was approximately $1.7 million for the three months ended June 30, 2005.
NOTE 8 — CONTINGENCIES
Americans with Disabilities Act Claims
     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of June 30, 2005, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of the Company’s facilities. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company currently anticipates that the costs associated with modifying three of these facilities will be approximately $1.0 million. The Company currently does not have an estimate of its anticipated costs for modifications at the remaining seven facilities.
     Although no studies have been undertaken with respect to Province’s facilities, we believe such facilities are currently compliant with the material provisions of the ADA. However, if Province’s facilities become subject to the class action lawsuit, we may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Alternatively, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
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
Legal Proceedings and General Liability Claims
     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any such proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may commit to loan certain amounts of money to a physician. Typically the loans are paid out over a period of one year, and are designed to help the physician establish his or her practice. The Company had committed to advance a maximum amount of approximately $64.6 million to physicians at June 30, 2005. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $31.9 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.
Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $111.5 million in uncompleted projects as of June 30, 2005, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At June 30, 2005, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $143.0 million.
     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $11.0 million of the required capital improvements as of June 30, 2005.
     The Company agreed in connection with the acquisition of Wythe County Community Hospital to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to the third anniversary of the closing of that transaction, and an additional $4.2 million, for an aggregate total of $14.5 million, before the eighth anniversary of the closing.
     Certain of the facilities acquired in the Province Merger have capital expenditure commitments. In 2004, Province began construction of a new 60-bed acute care hospital in Ft. Mohave, Arizona. This new hospital is currently estimated to cost approximately $33.9 million, of which approximately $19.5 million has been incurred at June 30, 2005. Construction of the Ft. Mohave facility is anticipated to be completed in the fourth quarter of 2005. In 2004, Province also began construction of a 52-bed replacement facility for its existing 72-bed facility in Eunice, Louisiana. The replacement facility is estimated to cost approximately $25.6 million, of which approximately $8.3 million had been incurred at June 30, 2005. Construction of the Eunice replacement facility is anticipated to be completed in the second quarter of 2006.
     In addition to these facilities, there are required annual capital expenditure commitments in connection with several of the former Province facilities. In accordance with the purchase agreements for the Las Cruces, New Mexico and Los Alamos, New Mexico facilities, the Company is obligated to make on going annual expenditures based on a percentage of net revenues. In addition, these facilities have certain one time commitments for renovations that have begun or are scheduled to begin during 2005. The one time projects are expected to be completed during 2006 and are estimated to cost approximately $14.0 million.
     The Memorial Hospital of Martinsville currently has a renovation in process in accordance with its purchase agreement, that is expected to be completed during 2006, and is expected to cost approximately $6.9 million when completed. As of June 30, 2005, the Memorial Hospital of Martinsville renovation project had incurred $3.1 million. Bolivar Medical Center in Cleveland, Mississippi, has an ongoing capital expenditure requirement of $1.0 million, pursuant to its purchase agreement.

Tax Matters
     During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. The Company intends to reach resolution of its IRS examination after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA. Because of the complexity of the computations involved, neither the Company nor HCA is able to estimate when the final settlement of these tax years will occur. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date.
     On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. The Company’s management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2003 tax return based upon current facts and circumstances.
     On April 7, 2005, Province received notification from the IRS of its intention to examine Province’s federal income tax return for the year ended December 31, 2003. The Company’s management has not completed its analysis of the Province tax liabilities for the periods prior to and ending on April 15, 2005, the acquisition date. Once the Company’s management completes its analysis, any necessary adjustments will be reflected in the purchase price allocation of Province.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as the unaudited pro forma financial information for the year ended December 31, 2004, and quarter ended March 31, 2005 filed by us on a Current Report on Form 8-K dated June 10, 2005.
Executive Overview
     We believe that the first six months of 2005 were positive based upon our solid operating performance, increased patient volume levels and the successful initial integration of the facilities acquired in the Province Merger. We are optimistic regarding our outlook for the remainder of 2005 as a result of the improved reimbursement environment following enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), patient volumes that are more consistent with historical trends, our recently completed business combination with Province and our acquisitions of Wythe County Community Hospital, Danville Regional Medical Center, and the pending acquisitions of five HCA hospitals in Virginia and West Virginia. We are continuing to focus on physician recruiting and retention, investing capital in our hospitals and seeking selected hospital acquisitions that fit our non-urban strategy and complement our existing portfolio of hospitals. The following table reflects our summarized operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Number of hospitals at end of period in continuing operations	28	48	28	48

Revenues from continuing operations (in millions)	$238.2	$467.6	$485.7	$743.5

Income (loss) from continuing operations (in millions)	$19.5	$(2.8)	$43.7	$23.2

Diluted earnings (loss) per share from continuing operations	$0.50	$(0.05)	$1.11	$0.51

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
     Province produced revenues of $882.9 million, income from continuing operations of $50.1 million and earnings per diluted share from continuing operations of $0.96 for the year ended December 31, 2004. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Province Merger.
Discontinued Operations
     During 2004, we committed to a plan to divest Bartow Memorial Hospital (“Bartow”). On March 31, 2005, we sold Bartow to Health Management Associates, Inc. During the second quarter of 2005 after completion of the Province Merger, we committed to a plan to divest three hospitals acquired from Province. The three hospitals are Ashland Regional Medical Center, Palo Verde Hospital, and the Medical Center of Southern Indiana. Please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our discontinued operations. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Hospital Acquisitions
     We seek to identify and acquire selected hospitals in non-urban areas. The business combination with Province provided a unique opportunity for us to acquire 21 hospitals in non-urban areas. Additionally, our second quarter 2005 acquisitions of Wythe County Community Hospital, Danville Regional Medical Center and our pending acquisition of five HCA hospitals in Virginia and West Virginia fit into our plan of pursuing a disciplined acquisition strategy to acquire hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Please refer to the “Business Strategy” section in Part I, Item 1. Business, in our 2004 Annual Report on Form 10-K for a table of Historic LifePoint’s hospital acquisitions since its inception in 1999.
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
     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. These rules and regulations require extensive and ongoing efforts to ensure our compliance with the requirements so that we may continue to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and state level. For these reasons, revenues from governmental payors change frequently and require us to regularly monitor the environment in which these governmental programs operate. For example, MMA increased the payments received by non-urban hospitals beginning in 2004.
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
Revenue/Volume Trends
     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:
•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We signed 92 admitting physicians during the six months ended June 30, 2005. Of these 92 physicians signed, 21 started in the first six months of 2005, and 71 are scheduled to start in the remainder of 2005.

•	Capital Expenditures. Increases in capital expenditures in our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Capital Projects	$13.3	$19.2	$22.6	$37.0
Routine	4.6	8.1	9.8	12.8
Building Purchase	—	—	—	3.2
Information Systems	2.4	6.0	3.0	7.4

	$20.3	$33.3	$35.4	$60.4

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
Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions. The following table lists our DSH payments from Medicare (in millions):

	Medicare DSH Payments
	2004	2005
First Quarter	$3.1	$7.5
Second Quarter	5.4	11.9
Third Quarter	5.9	N/A
Fourth Quarter	6.8	N/A

	$21.2	$19.4

Please refer to the “Sources of Revenue” section in Part I, Item 1. Business of our 2004 Annual Report on Form 10-K for a discussion of other MMA provisions that affect our reimbursement.

Although we anticipate that our patient volumes will increase, the resulting revenues will likely be partially offset by the following factors:

•	Inpatient Rehabilitation and the 75% Rule. Historically, freestanding rehabilitation hospitals and rehabilitation units within acute care hospitals (collectively, “IRFs”) received cost-based reimbursement from Medicare under an exemption from the acute care prospective payment system (“PPS”). The Balanced Budget Act of 1997 and its implementing regulations replaced the traditional IRF cost-based methodology, however, with a PPS system that recognizes 21 “Rehabilitation Impairment Categories.” This new IRF-PPS became effective on January 1, 2002.

To qualify as an IRF under Medicare, a facility must show that 75% of the facility’s patient population requires “intensive rehabilitation services” that fall into a specified list of 13 conditions (the “75% Rule”). In anticipation of the considerable difficulty many IRFs will have satisfying the revised 75% Rule, CMS established a phase-in period for compliance, as follows:

	Minimum Qualifying	Co-morbidities
Cost Reporting Period	Patient Mix	Apply (Y/N) (1)	Patient Mix Affected
July 1, 2004—June 30, 2005	50%	Y	Medicare and Total
July 1, 2005—June 30, 2006	60%	Y	Medicare and Total
July 1, 2006—June 30, 2007	65%	Y	Medicare and Total
July 1, 2007 and Thereafter	75%	N	Total

(1)	Patients with certain co-morbidities (additional health conditions) may count towards the minimum patient mix established by the revised 75% Rule during the phase-in period.
Any IRF that fails to meet the requirements of the 75% Rule is subject to prospective reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare prospective IRF payment rates to lower acute care payment rates. Such rates are approximately 64% lower than these IRF payment rates. We have experienced reduced admissions in an attempt to achieve compliance with the current phase-in schedule for the revised 75% Rule.

In January 2005, the Centers for Medicare and Medicaid Services (“CMS”) suspended enforcement of the revised 75% Rule in response to a provision of the Consolidated Appropriations Act of 2005, enacted as Public Law 108-447, that directed CMS not to change the status of certain IRFs for their failure to comply with the revised 75% Rule until the Secretary of Health and Human Services (“HHS”) made a determination of clinically appropriate IRF classification criteria based on the recently issued report by the Government Accountability Office (the “GAO”). On June 21, 2005, CMS issued a notice announcing that it will proceed with implementing the revised 75% Rule as set forth in its previously issued final rule. The notice states that CMS has determined it has already been taking the steps that the GAO recommended to improve how facilities are classified as an IRF and that the revised classification criteria for IRFs contained in the revised 75% Rule are not inconsistent with the recommendations in the GAO report. Accordingly, the June 21 notice lifts the suspension of enforcement of the revised 75% Rule.

On May 25, 2005, CMS published a proposed rule that updates the IRF-PPS for federal fiscal year 2006. The proposed rule:

(1) increases the market basket payments by 3.1% utilizing a new methodology,

(2) incorporates downward adjustments for reimbursement (resulting in an overall decrease of approximately 1.9%) in response to coding changes,

(3) increases the payment rate adjustment for IRF’s in rural areas to 24.1% from the current 19.1%,

(4) reduces the outlier payment threshold for cases with unusually high costs,

(5) implements refinements to the Case-Mix Groups, comorbidity tiers, and relative weights,

(6) implements new and revised payment adjustments that will be implemented on a budget neutral basis,

(7) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, and

(8) incorporates several other modifications to Medicare reimbursement for IRFs.

After a notice and comment period, CMS is expected to publish a final rule in the next several months. CMS predicted in its announcement of the proposed rule that overall payments to IRFs nationwide would increase by 2.9% if the proposed rule were implemented. However, the final rule could result in a reduction in our reimbursement from Medicare for care provided in our IRFs.

We operate 18 IRF’s for which services are reimbursed under the IRF-PPS. The following table lists our IRF Reimbursement from Medicare (in millions):

	IRF Reimbursement
	2004	2005
First Quarter	$5.0	$4.3
Second Quarter	5.6	9.7
Third Quarter	5.2	N/A
Fourth Quarter	5.1	N/A

Total	$20.9	$14.0

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
•	Efforts to Reduce Payments. Revenues from HMOs, PPOs and other private insurance programs are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs during the term of the contracts.
•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To close these budget gaps, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs.
Other Trends
•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during the past few years. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients, and health care plan design changes that resulted in increased co-payments and deductibles. Our provision for doubtful accounts for each quarter in 2004 and for the first and second quarters in 2005 was as follows (in millions):

	Provision for Doubtful Accounts
	2004	2005
First Quarter	$20.7	$23.0
Second Quarter	18.9	41.3
Third Quarter	24.4	N/A
Fourth Quarter	22.2	N/A

Total	$86.2	$64.3

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care
	Write-Offs
	2004	2005
First Quarter	$1.9	$1.8
Second Quarter	2.4	5.6
Third Quarter	1.7	N/A
Fourth Quarter	1.8	N/A

Total	$7.8	$7.4

The following table shows our revenue days in our consolidated accounts receivable:

	Revenue Days in
	Accounts Receivable
	2004	2005
March 31	39.1	37.2
June 30	38.8	37.6
September 30	40.6	N/A
December 31	38.8	N/A
The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2004	March 31, 2005	June 30, 2005
Insured receivables	40.9%	40.9%	41.6%
Uninsured receivables (including co-payments and deductibles)	59.1	59.1	58.4

Total	100.0%	100.0%	100.0%

     The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2004	March 31, 2005	June 30, 2005
0 to 60 days	52.5%	54.4%	52.4%
61 to 150 days	20.8	18.5	20.5
Over 150 days	26.7	27.1	27.1

Total	100.0%	100.0%	100.0%

We have implemented a number of operating strategies that improved our cash collections of self-pay revenues. However, if the trend of increasing self-pay revenues continues, then this trend could have a material adverse effect on our results of operations and financial position in the future.
•	Increased Purchase Prices for Acquisitions. As previously discussed, we attempt to make acquisitions in a highly competitive environment. Compared to historic trends, we have seen an increase in prices being paid for hospital acquisitions in the past few years. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations for up to two years depending on various factors, including the acquired hospital’s results of operations, allocations of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases. In addition, our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA Information Technology and Services, Inc. (“HCA-IT”) for information systems integration as part of our contractual arrangement for information technology services.
•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. These strategies appear to be working as our contract labor costs as a percentage of revenue decreased by 20 basis points from 1.4% of net revenue to 1.2% of net revenue for the first six months of 2004 compared to the first six months of 2005. However, we expect that the staffing difficulties related to nurses and other clinical personnel will continue in the near term.
•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopaedic, and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve optimum supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.
•	Challenges in professional and general liability costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the near term.

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
Changes in Critical Accounting Estimates
     Upon completion of the Province Merger, we adjusted Province’s balances to conform certain accounting treatments of Province with our processes for certain critical accounting estimates. The material balance sheet and statement of operations items affected by these changes are described below.
Allowance for Doubtful Accounts and Provision for Doubtful Accounts
     The allowance for doubtful accounts on the Province balance sheet increased by $21.0 million, which resulted in decreased diluted earnings per share by $0.27 for the quarter ended June 30, 2005, to conform the former Province facilities’ allowance for doubtful accounts to our critical accounting estimate. This adjustment constitutes a change in the estimating process from the former Province critical accounting estimate and is reflected as transaction costs in the condensed consolidated statement of operations for the three months ended June 30, 2005. The adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes used by us.
Allowance for Contractual Discounts
     Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials. Applying our process to the accounts receivable from Province’s third party payors resulted in a $5.4 million charge and decreased our earnings per share by $0.07 and is reflected as transaction costs.
Professional and General Liability Claims
     We currently receive actuarial calculations each quarter from two separate actuarial firms. Province did not use the services of either of these actuarial firms. Upon these firms’ review of Province’s professional and general liability claims, we determined that the reserves for professional and general liability claims should be increased by $6.8 million as a result of applying the Company’s processes. The impact of this change decreased our earnings per share by $0.09 for the second quarter of 2005 and is included in transaction costs.

Business Combinations
     We allocate the purchase price of acquisitions to the tangible and intangible assets acquired and liabilities assumed, based upon estimated fair values. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance. The fair values assigned related to recent acquisitions are discussed in detail in Note 2 to our condensed consolidated financial statements.
     Our estimates of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable, based upon current facts and circumstances. As a result of changes in facts and circumstances, actual results may differ from estimates.

Results of Operations
Operating Results Summary
     The following tables present summaries of results of operations for the quarter ended June 30, 2004 and 2005 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended
	June 30,
	2004	2005	Change	% Change
Revenues	$238.2	$467.6	$229.4	96.3%

Salaries and benefits (a)	97.7	182.0	84.3	86.5
Supplies (b)	31.1	60.5	29.4	94.5
Other operating expenses (c)	38.8	79.6	40.8	104.8
Provision for doubtful accounts	18.9	41.3	22.4	117.5
Depreciation and amortization	11.4	26.8	15.4	135.1
Interest expense, net	3.2	15.4	12.2	379.4
Debt retirement costs	1.5	10.0	8.5	570.2
Transaction costs	—	44.6	44.6	100.0
ESOP expense	2.5	3.8	1.3	52.7

	205.1	464.0	258.9	126.2

Income from continuing operations before minority interests and income taxes	33.1	3.6	(29.5)	(89.2)
Minority interests in earnings of consolidated entities	0.3	0.2	(0.1)	(26.0)

Income from continuing operations before income taxes	32.8	3.4	(29.4)	(89.7)
Provision for income taxes	13.3	6.2	(7.1)	(53.7)

Income (loss) from continuing operations	$19.5	$(2.8)	$(22.3)	114.2%

	Three Months Ended
	June 30,
	2004	2005
	% of	% of
	Revenues	Revenues
Revenues	100.0%	100.0%

Salaries and benefits (a)	41.0	38.9
Supplies (b)	13.1	12.9
Other operating expenses (c)	16.2	17.1
Provision for doubtful accounts	8.0	8.8
Depreciation and amortization	4.8	5.7
Interest expense, net	1.3	3.3
Debt retirement costs	0.6	2.1
Transaction costs	0.0	9.6
ESOP expense	1.1	0.8

	86.1	99.2

Income from continuing operations before minority interests and income taxes	13.9	0.8
Minority interests in earnings of consolidated entities	0.1	0.1

Income from continuing operations before income taxes	13.8	0.7
Provision for income taxes	5.6	1.3

Income (loss) from continuing operations	8.2%	(0.6)%

	Three Months Ended June 30,
	2004		2005
		% Change		% Change
	Amount	from Prior Year	Amount	from Prior Year
Continuing Operations (j)
Number of hospitals at end of period	28	—%	48	71.4%
Admissions (d)	21,997	2.1	39,226	78.3
Equivalent admissions (e)	44,509	(0.3)	77,215	73.5
Revenues per equivalent admission	$5,351	7.8	$6,055	13.2
Outpatient factor (e)	2.02	1.0	1.97	(2.5)
Emergency room visits (f)	102,957	2.8	179,410	74.3
Inpatient surgeries	6,658	8.4	11,542	73.4
Outpatient surgeries (g)	18,404	2.9	30,650	66.5
Total surgeries	25,062	4.3	42,192	68.4
Medicare case mix index (i)	1.17	(0.8)	1.21	3.4

Same-hospital (h):
Revenues	$238.2	N/M	$255.4	7.2
Number of hospitals at end of period	28	N/M	28	—
Admissions (d)	21,997	N/M	22,697	3.2
Equivalent admissions (e)	44,509	N/M	45,004	1.1
Revenues per equivalent admission	$5,351	N/M	$5,676	6.1
Outpatient factor (e)	2.02	N/M	1.98	(2.0)
Emergency room visits (f)	102,957	N/M	103,591	0.6
Inpatient surgeries	6,658	N/M	6,502	(2.3)
Outpatient surgeries (g)	18,404	N/M	18,793	2.1
Total surgeries	25,062	N/M	25,295	0.9
Medicare case mix index (i)	1.17	N/M	1.18	0.9

	Six Months Ended
	June 30,
	2004	2005	Change	% Change
Revenues	$485.7	$743.5	$257.8	53.1%

Salaries and benefits (a)	194.6	290.6	96.0	49.4
Supplies (b)	63.2	96.7	33.5	53.1
Other operating expenses (c)	79.8	125.4	45.6	57.1
Provision for doubtful accounts	39.6	64.3	24.7	62.2
Depreciation and amortization	22.4	40.0	17.6	78.7
Interest expense, net	6.6	17.9	11.3	170.7
Debt retirement costs	1.5	10.0	8.5	570.2
Transaction costs	—	44.6	44.6	100.0
ESOP expense	4.8	6.5	1.7	36.0

	412.5	696.0	283.5	68.7

Income from continuing operations before minority interests and income taxes	73.2	47.5	(25.7)	(35.1)
Minority interests in earnings of consolidated entities	0.6	0.5	(0.1)	(14.2)

Income from continuing operations before income taxes	72.6	47.0	(25.6)	(35.2)
Provision for income taxes	28.9	23.8	(5.1)	(17.7)

Income from continuing operations	$43.7	$23.2	$(20.5)	(46.9)%

	Six Months Ended
	June 30,
	2004	2005
	% of Revenues	% of Revenues
Revenues	100.0%	100.0%

Salaries and benefits (a)	40.1	39.1
Supplies (b)	13.0	13.0
Other operating expenses (c)	16.4	16.9
Provision for doubtful accounts	8.2	8.6
Depreciation and amortization	4.5	5.4
Interest expense, net	1.4	2.4
Debt retirement costs	0.3	1.3
Transaction costs	0.0	6.0
ESOP expense	1.0	0.9

	84.9	93.6

Income from continuing operations before minority interests and income taxes	15.1	6.4
Minority interests in earnings of consolidated entities	0.1	0.1

Income from continuing operations before income taxes	15.0	6.3
Provision for income taxes	6.0	3.2

Income from continuing operations	9.0%	3.1%

	Six Months Ended June 30,
	2004		2005
		% Change		% Change
	Amount	from Prior Year	Amount	from Prior Year
Continuing Operations (j)
Number of hospitals at end of period	28	—%	48	71.4%
Admissions (d)	46,523	5.4	65,089	39.9
Equivalent admissions (e)	91,697	2.4	126,924	38.4
Revenues per equivalent admission	$5,297	7.2	$5,858	10.6
Outpatient factor (e)	1.97	0.5	1.95	(1.0)
Emergency room visits (f)	201,839	4.4	290,730	44.0
Inpatient surgeries	13,308	10.6	18,152	36.4
Outpatient surgeries (g)	37,008	5.3	49,994	35.1
Total surgeries	50,316	6.7	68,146	35.4
Medicare case mix index (i)	1.17	(1.7)	1.20	2.6

Same-hospital (h):
Revenues	$485.7	N/M	$520.9	7.2
Number of hospitals at end of period	28	N/M	28	—
Admissions (d)	46,523	N/M	47,873	2.9
Equivalent admissions (e)	91,697	N/M	93,065	1.5
Revenues per equivalent admission	$5,297	N/M	$5,597	5.7
Outpatient factor (e)	1.97	N/M	1.94	(1.5)
Emergency room visits (f)	201,839	N/M	210,054	4.1
Inpatient surgeries	13,308	N/M	12,870	(3.3)
Outpatient surgeries (g)	37,008	N/M	37,347	0.9
Total surgeries	50,316	N/M	50,217	(0.2)
Medicare case mix index (i)	1.17	N/M	1.18	0.9

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, information systems fees paid to HCA-IT, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information includes 28 hospitals operated by us throughout both periods and excludes the operations of hospitals that we acquired and sold after January 1, 2004.

(i)	Refers to acuity or severity of illness of an average Medicare patient at our hospitals.

(j)	Continuing operations information excludes the operations of hospitals which are classified as discontinued operations.
For the Quarters Ended June 30, 2004 and 2005
Revenues
     Our revenues for the quarter ended June 30, 2005 increased by $229.4 million, or 96.3%, to $467.6 million compared to the quarter ended June 30, 2004. This increase is attributable to a number of factors, including:
•	$197.6 million from the facilities acquired in the Province Merger

•	$17.2 million in same-hospital revenues; and

•	$14.6 million from our 2004 acquisition of River Parishes Hospital and 2005 acquisition of Wythe County Community Hospital.
     Adjustments to estimated reimbursement amounts increased our revenues by $3.1 million for the quarter ended June 30, 2005 compared to $0.8 million for the same period in 2004.
     Our same-hospital inpatient revenues for the quarter ended June 30, 2005 increased by $15.3 million, or 13.2%, to $130.7 million compared to the quarter ended June 30, 2004. The primary drivers for this change were increases in admissions, Medicare case mix index and increased respiratory cases.
     Our same-hospital outpatient revenues for the quarter ended June 30, 2005 increased slightly by $1.8 million, or 1.5%, to $121.9 million compared to the quarter ended June 30, 2004. This outpatient growth was largely driven by an 8.0% increase in radiology, a 2.1% increase in outpatient surgeries, and an increase in cardiac procedures.

     After factoring all of the above, our equivalent admissions increased by 1.1% on a same-hospital basis for the quarter ended June 30, 2005 compared to the same period in 2004. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended June 30, 2005 increased 6.1%, or $325 per equivalent admission, over the same period in 2004.
     The table below shows the sources of our revenues for the quarters ended June 30, expressed as percentages of revenues:

	Same-hospital
	2004	2005
Medicare	38.8%	36.9%
Medicaid	10.9	11.3
HMOs, PPOs and other private insurers	37.0	39.2
Self Pay	9.0	8.9
Other	4.3	3.7

Total	100.0%	100.0%

Expenses
     The consolidated increase in salaries and benefits during the quarter ended June 30, 2005 compared to the same period in 2004 is due primarily to the $67.7 million increase attributable to the newly acquired Province facilities. Salaries and benefits decreased as a percentage of revenues to 38.9% for the quarter ended June 30, 2005 from 41.0% for the quarter ended June 30, 2004, primarily as a result of decreased man-hours per adjusted admission in the second quarter of 2005 as compared to the same period in 2004. Same-hospital man-hours per equivalent admission decreased 1.4% for the quarter ended June 30, 2005 over the same period last year. However, we had a 4.6% increase in same-hospital salaries and benefits per man-hour in the quarter ended June 30, 2005 compared to the same period in 2004. Same-hospital contract labor costs decreased by 14.7% to $2.6 million in the quarter ended June 30, 2005 compared to $3.0 million in the quarter ended June 30, 2004, as a result of our strategies in recruiting and retaining nurses and other clinical personnel.
     The consolidated increase in supply costs during the quarter ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $25.1 million increase attributable to the newly acquired Province facilities. Supply costs as a percentage of revenues decreased slightly to 12.9% in the quarter ended June 30, 2005 from 13.1% in the quarter ended June 30, 2004, on a consolidated basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 8.8% and 11.8%, respectively, in the quarters ended June 30, 2005 and 2004 as a result of rising supply costs particularly in cardiology, pharmacy, orthopedic implant pricing, and laboratory.
     The consolidated increase in other operating expenses during the quarter ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $30.7 million increase attributable to the newly acquired Province facilities. Other operating expenses increased as a percentage of revenues to 17.1% in the quarter ended June 30, 2005 from 16.2% in the quarter ended June 30, 2004, primarily as a result of the increased information system fees paid to HCA-IT. The fees we paid to HCA-IT increased 37.5% from $4.0 million in the second quarter of 2004 compared to $5.5 million in the second quarter of 2005. The HCA-IT fees are the largest component of our contract services expense, and this expense rose significantly as a result of the business combination with Province. Our professional and general liability insurance expense was $4.7 million during the quarter ended June 30, 2005 compared to $1.2 million in the quarter ended June 30, 2004. This increase relates to the operation of the former Province facilities, but was offset by a decrease in expenses resulting from same-facility updated favorable loss experience of $1.8 million as reflected in our external actuarial reports. Historically, we have obtained actuarial reports from our external actuaries semi-annually. Beginning in the first quarter of 2005, we began to obtain these reports on a quarterly basis. We made this change to ensure that our professional and general liability expense and reserves reflect the most recent industry trends and the most recent claims development resulting from our risk prevention program. Our same-facility physician recruiting expenses increased from $2.1 million in the quarter ended June 30, 2004 to $2.8 million in the quarter ended June 30, 2005. Our same-hospital other operating expenses as a percentage of revenues increased from 15.1% in the quarter ended June 30, 2004 to 15.7% in the quarter ended June 30, 2005, primarily as a result of increases in our HCA-IT fees due to the Province Merger and physician recruiting expense.
     The consolidated increase in the Provision for doubtful accounts during the quarter ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $20.1 million increase attributable to the newly acquired Province facilities. Provision for doubtful accounts as a percentage of revenues increased 80 basis points for the quarter ended June 30, 2005 compared to the same period in 2004. The overall increase in the provision for doubtful accounts was because of the former Province facilities, which experienced greater bad debt expense and self pay as a percentage of revenue than the Historic LifePoint facilities. The provision for doubtful accounts related primarily to self-pay amounts due from patients. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 7.4% in the quarter ended June 30, 2005 from 8.0% in the quarter ended June 30, 2004. This decrease is due to the improvement of our self-pay cash collections as a result of a number of operating strategies implemented during 2004.
     The consolidated increase in depreciation and amortization during the quarter ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $10.1 million increase attributable to the newly acquired Province facilities. Depreciation and amortization expense increased to $26.8 million in the quarter ended June 30, 2005 from $11.4 million in the quarter ended June 30, 2004, primarily as a result of the Province Merger, our acquisition of River Parishes Hospital in the second half of 2004 and depreciation associated with recently completed capital improvements at our facilities.
     Interest expense increased to $15.4 million in the quarter ended June 30, 2005 from $3.2 million in the quarter ended June 30, 2004, primarily as a result of the increased level of indebtedness resulting from the Province Merger.
     Our debt retirement costs for the quarter ended June 30, 2005 increased to $10.0 million as compared to $1.5 million in the quarter ended June 30, 2004. Debt retirement costs incurred during the period are as follows (in millions):

	Three Months Ended
	June 30,
	2004	2005
Legal fees for retirement of assumed Province debt, our convertible notes and previous credit facilities	$—	$1.0
Tender premium paid on 4 1/2% convertible notes	0.9	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	0.6	3.7
Creditor fees and other expenses	—	0.5

	$1.5	$10.0

     Transaction costs of $44.6 million were incurred during the quarter ended June 30, 2005 in connection with the Province Merger, comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	8.7
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$44.6

     The provision for income taxes relating to continuing operations decreased to $6.2 million in the quarter ended June 30, 2005 from $13.3 million in the quarter ended June 30, 2004. The income tax provisions reflected an effective income tax rate of 182.4% for the quarter ended June 30, 2005, compared to 40.5% for the quarter ended June 30, 2004. The effective tax rate increased primarily as a result of several non-deductible expenses incurred during the quarter ended June 30, 2005 relating to the Province Merger. During the quarter ended June 30, 2005, we incurred non-deductible debt retirement costs and non-deductible compensation relating to the early vesting of restricted stock awards and the management stock purchase plans, for which the tax impact of the non-deductible costs was recorded entirely in the quarter ended June 30, 2005.
For the Six Months Ended June 30, 2004 and 2005
Revenues
     Our revenues for the six months ended June 30, 2005 increased by $257.8 million, or 53.1%, to $743.5 million compared to the six months ended June 30, 2004. This increase is attributable to a number of factors, including:
•	$197.6 million from the newly acquired Province facilities;

•	$35.2 million in same-hospital revenues; and $25.0 million from our 2004 acquisition of River Parishes Hospital and 2005 acquisition of Wythe County Community Hospital.·
     Adjustments to estimated reimbursement amounts increased our revenues by $4.8 million for the six months ended June 30, 2005 compared to $5.5 million for the same period in 2004. In addition, we recognized $3.2 million in additional revenues for the six months ended June 30, 2004 following the confirmation by CMS of a Medicare disproportionate share designation at one of our hospitals.
     Our same-hospital inpatient revenues for the six months ended June 30, 2005 increased by $31.1 million, or 13.2%, to $267.0 million compared to the six months ended June 30, 2004. The primary drivers for this change were increases in admissions, changes in the Medicare case mix index and increased respiratory cases.
     Our same-hospital outpatient revenues for the six months ended June 30, 2005 increased by $3.6 million, or 1.4%, to $247.9 million compared to the six months ended June 30, 2004. This outpatient growth was largely driven by a 4.1% increase in same-hospital emergency room visits, and a second quarter, 8% increase in same-hospital radiology.
     After factoring all of the above, our equivalent admissions increased by 1.5% on a same-hospital basis for the six months ended June 30, 2005 compared to the same period in 2004. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the six months ended June 30, 2005 increased 5.7%, or $300 per equivalent admission, over the same period in 2004.
     The table below shows the sources of our revenues for the six months ended June 30, expressed as percentages of revenues:

	Same-hospital
	2004	2005
Medicare	37.6%	37.9%
Medicaid	10.8	11.1
HMOs, PPOs and other private insurers	38.7	38.5
Self Pay	8.7	8.6
Other	4.2	3.9

Total	100.0%	100.0%

Expenses
     The consolidated increase in salaries and benefits during the six months ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $67.7 million increase attributable to the newly acquired Province facilities. Salaries and benefits decreased as a percentage of revenues to 39.1% for the six months ended June 30, 2005 from 40.1% for the six months ended June 30, 2004, primarily as a result of decreased man hours per adjusted admission and decreased contract labor costs in the first six months of 2005 as compared to the same period in 2004. Our same-hospital contract labor costs decreased by 25.4% to $5.1 million in the six months ended June 30, 2005 compared to $6.8 million in the six months ended June 30, 2004, as a result of our strategies in recruiting and retaining nurses and other clinical personnel.
     The consolidated increase in supply costs during the six months ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $25.1 million increase attributable to the newly acquired Province facilities. Supply costs as a percentage of revenues remained at 13.0% for both the six months ended June 30, 2005 and 2004, on a consolidated basis. On a same-hospital basis, supply costs as a percentage of revenues increased slightly to 13.1% in the six months ended June 30, 2005 from 13.0% in the six months ended June 30, 2004. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased in the six months ended June 30, 2005 compared to the prior year period as a result of rising supply costs particularly in cardiology, pharmacy, orthopedic implant pricing, and laboratory.
     The consolidated increase in other operating expenses during the six months ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $30.7 million increase attributable to the newly acquired Province facilities. Other operating expenses increased as a percentage of revenues to 16.9% in the six months ended June 30, 2005 from 16.4% in the six months ended June 30, 2004, primarily as a result of the increased information system fees paid to HCA-IT. The fees we paid to HCA-IT increased 33.8% from $7.7 million in the first six months of 2004 compared to $10.3 million in the first six months of 2005. The HCA-IT fees are the largest component of our contract services expense and this expense rose significantly as a result of the business combination with Province. Our professional and general liability insurance expense was $6.8 million during the six months ended June 30, 2005 compared to $4.8 million in the six months ended June 30, 2004. This increase relates to the operation of the former Province facilities, but was offset by a decrease in expense resulting from same-facility updated favorable loss experience of $3.5 million as reflected in our external actuarial reports. Historically, we have obtained actuarial reports from our external actuaries semi-annually. Beginning in the first quarter of 2005, we began to obtain these reports on a quarterly basis. We made this change to ensure that our professional and general liability expense and reserves reflect the most recent industry trends and the most recent claims development resulting from our risk prevention program. Our same-hospital physician recruiting expenses increased from $5.6 million in the six months ended June 30, 2004 to $5.9 million in the six months ended June 30, 2005. Our same-hospital other operating expenses as a percentage of revenues increased from 15.2% in the six months ended June 30, 2004 to 15.4% in the six months ended June 30, 2005, primarily as a result of increases in our HCA-IT fees due to the Province Merger and physician recruiting expense.
     The consolidated increase in the provision for doubtful accounts during the six months ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $20.1 million increase attributable to the newly acquired Province facilities. Provision for doubtful accounts as a percentage of revenues increased to 8.6% for the six months ended June 30, 2005 from 8.2% for the same period in 2004. The overall increase in the provision for doubtful accounts was because of the operation of the former Province facilities which experienced greater bad debt expense and self pay as a percentage of revenue than Historic LifePoint facilities. The provision for doubtful accounts related primarily to self-pay amounts due from patients. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 7.8% in the six months ended June 30, 2005 from 8.2% in the six months ended June 30, 2004. This decrease is due to the improvement of our self-pay cash collections as a result of a number of operating strategies implemented during 2004.
     The consolidated increase in depreciation and amortization during the six months ended June 30, 2005 compared to the same period in 2004 is primarily the result of the $10.1 million increase attributable to the newly acquired Province facilities. Depreciation and amortization expense increased to $40.0 million in the six months ended June 30, 2005 from $22.4 million in the six months ended June 30, 2004, primarily as a result of the Province Merger, our acquisition of River Parishes Hospital in the second half of 2004 and depreciation associated with recently completed capital improvements at our facilities.
     Interest expense increased to $17.9 million in the six months ended June 30, 2005 from $6.6 million in the six months ended June 30, 2004, primarily as a result of the increased level of indebtedness resulting from the Province Merger.
     Our debt retirement costs for the six months ended June 30, 2005 increased to $10.0 million as compared to $1.5 million in the six months ended June 30, 2004. Debt retirement costs incurred during the period are as follows (in millions):

	Six Months Ended
	June 30,
	2004	2005
Legal fees for retirement of assumed Province debt, our convertible notes and previous credit facility	$—	$1.0
Tender premium paid on convertible notes	0.9	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	0.6	3.7
Creditor fees and other expenses	—	0.5

	$1.5	$10.0

     Transaction costs of $44.6 million were incurred during the six months ended June 30, 2005 in connection with the Province Merger, comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	8.7
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$44.6

     The provision for income taxes relating to continuing operations decreased to $23.8 million in the six months ended June 30, 2005 from $28.9 million in the six months ended June 30, 2004. The income tax provisions reflected an effective income tax rate of 50.6% for the six months ended June 30, 2005, compared to 39.8% for the six months ended June 30, 2004. The effective tax rate increased primarily as a result of several non-deductible expenses incurred during the quarter ended June 30, 2005 relating to the Province Merger. During the six months ended June 30, 2005, we incurred non-deductible debt retirement costs and non-deductible compensation relating to the early vesting of restricted stock awards and the management stock purchase plans, for which the tax impact of the non-deductible costs was recorded entirely in the six months ended June 30, 2005.

Liquidity and Capital Resources
Liquidity
     Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. Our liquidity for the six months ended June 30, 2004 and 2005 was derived primarily from net cash provided by operating activities and additional debt borrowings.
     Cash flows for the six months ended June 30, were as follows (in millions):

Source (use) of cash flows	2004	2005
Operating activities	$71.9	$132.4
Investing activities	(62.5)	(988.2)
Financing activities	(11.6)	890.2

Net increase (decrease) in cash and cash equivalents	$(2.2)	$34.4

Interest payments	$6.7	$23.5

Income taxes paid	$30.0	$20.0

Working capital as of June 30, excluding assets held for sale	$99.8	$241.8

Operating activities
     The $60.5 million increase in cash flows from operating activities in the six months ended June 30, 2005 as compared to the same period in 2004 is primarily the result of:
•	increased cash flows as a result of the addition of the Province hospitals in the six months ended June 30, 2005 as compared to the same period in 2004;

•	lower tax payments of $10.0 million in the six months ended June 30, 2005 as compared to the same period in 2004.
Investing activities
     Cash used in investing activities for the six months ended June 30, 2005 primarily consisted of cash paid for acquisitions of $959.7 million and capital expenditures of $60.4 million offset by cash proceeds from the sale of Bartow Memorial Hospital of $32.5 million. Our routine capital expenditures increased from $9.8 million in the six months ended June 30, 2004 to $12.8 million in the six months ended June 30, 2005 as a result of a higher number of facilities and routine projects during 2005.
Financing activities
     Cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of proceeds from debt of $1,592.0 million and $41.6 million in proceeds from stock option exercises and employee stock purchase plans partially offset by repayment of debt of $709.2 million and payment of debt issuance costs of $31.8 million.
Capital Resources
     Credit Agreement
     On April 15, 2005, in connection with the Province Merger, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto; Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.
     Interest on the outstanding balances of the Term B Loans is payable, at our option, at CITI’s base rate (defined as alternate base rate or “ABR”) plus a margin of 0.625% and/or at Adjusted LIBO Rate plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR or Adjusted LIBO rate plus a margin. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio, as defined, being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the Eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio, as defined, being less then 2.00:1.00 to greater than 4.50:1.00.
     In connection with the Province Merger, we made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of June 30, 2005, the applicable annual interest rate under both Term B Loans is approximately 4.845%. The 30-day Adjusted LIBO Rate was 3.22% at June 30, 2005. The average applicable annual interest rate since April 15, 2005 under both Term B Loans was 4.845%.

     The Term B Loans outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. We made an early installment payment under the Term B Loans of $12.5 million during the quarter ended June 30, 2005. This installment payment provides for our scheduled repayments through March 31, 2006. The combined balances of the Term B Loans are scheduled to be repaid in the seventh year in four equal installments of $293.8 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     Effective June 30, 2005, the Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.00:1.00 for the periods ending on June 30 and September 30, 2005, no less than 3.25:1.00 for the period ending on December 31, 2005, and no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on June 30, 2005 through December 31, 2006; cannot exceed 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; cannot exceed 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; cannot exceed 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and cannot exceed 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of net revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

			Level at
	Requirement		June 30, 2005
Minimum Interest Coverage Ratio	≥	3.00:1.00	6.77

Maximum Total Leverage Coverage Ratio	≤	4.75:1.00	3.53

     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transaction with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the Danville Acquisition, we borrowed $150.0 million in the form of Revolving Loans. As of June 30, 2005, we had $150.0 million in outstanding debt obligations and $22.2 million in letters of credit outstanding under the Revolving Loans, leaving $127.8 million available for borrowing in the form of Revolving Loans. Of the $22.2 million in letters of credit outstanding at June 30, 2005, $22.1 million was related to the self-insured retention levels of our general and professional liability insurance and worker’s compensation programs as security for the payment of claims and $0.1 million was related to certain utility companies.
     Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our costs of borrowings.
     Debt Ratings
     Our long-term debt is rated by two credit rating agencies designated as Nationally Recognized Statistically Rating Organizations (“NRSRO”) by the SEC:
•	Moody’s Investors Service, Inc. (“Moody’s”) and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”)

     A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our recent ratings are primarily a reflection of the rating agencies’ concern regarding our higher leverage and increased activity in acquisitions.
     The following chart summarizes our credit ratings history and the outlooks assigned since our inception:

	Moody’s			S&P
	Senior	Senior Implied
	Unsecured	Issuer		Issuer
Date	Issuer Rating	Rating	Outlook	Rating	Outlook

April 1999				B+	STABLE
October 1999		B1	STABLE	B+	STABLE
February 2001		B1	POSITIVE	B+	STABLE
May 2001		Ba3	STABLE	B+	STABLE
June 2001	B2	Ba3	STABLE	BB-	STABLE
June 2002	B2	Ba3	STABLE	BB-	STABLE
December 2003	B2	Ba3	STABLE	BB	STABLE
August 2004	B2	Ba3	NEGATIVE	BB	NEGATIVE
March 2005	B2	Ba3	STABLE	BB	STABLE
July 2005	B2	Ba3	STABLE	BB	NEGATIVE
Note: Dates represent change in rating or outlook
     Senior Subordinated Credit Agreement
     On June 15, 2005, we entered into a $192.0 million senior subordinated credit agreement with CITI. The net proceeds of the borrowings were loaned to our wholly owned subsidiary, Historic LifePoint, and were used to pay the redemption price, plus accrued and unpaid interest of $190.2 million for the extinguishment of Historic LifePoint’s 4 1/2% convertible subordinated notes due June 1, 2009.
     The senior subordinated credit agreement matures in 2013 without amortization and bears interest at our option initially at a rate of ABR plus 2.50% or LIBOR plus 3.5%, in each case plus 0.50% after each quarter, with a maximum rate of 9% (for ABR) or 10% (for LIBOR). The interest rate for borrowings under the Senior Subordinated Credit Agreement was 6.78% at June 30, 2005. The senior subordinated credit facility is guaranteed on a senior subordinated basis by all of our subsidiaries that guarantee its obligations under the existing senior credit agreement. We presently intend, depending on market and general economic conditions and other relevant factors, to refinance this facility with other subordinated or senior subordinated financing which may include securities convertible into our Common Stock.
     Previous Credit Facilities
     In connection with the Province Merger, we repaid the $27.0 million outstanding principal balance under the Province Senior Credit Facility. At the time of the Province Merger, we had no amounts outstanding under our senior credit facility.
     Province 7 1/2% Senior Subordinated Notes
     In connection with the Province Merger, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% senior subordinated notes due 2013 was purchased and subsequently retired. The fair value assigned to the 7 1/2% senior subordinated notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.

retired. The fair value assigned to the 7 1/2% senior subordinated notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% notes in connection with Province’s consent solicitation with respect to such 7 1/2% notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% notes that were not tendered pursuant to such tender offer.
     The remaining $6.1 million of 7 1/2% notes bear interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. We may redeem all or a portion of the 7 1/2% notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
     Province 4 1/4% Convertible Subordinated Notes
     In connection with the Province Merger, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the 4 1/4% convertible subordinated notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.
     Province 4 1/2% Convertible Subordinated Notes
     In connection with the Province Merger, Province also called for redemption all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding, May 16, 2005, the redemption date.
     Historic LifePoint’s 4 1/2% Convertible Subordinated Notes
     Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date which was June 15, 2005. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of our Common Stock at a conversion price of $47.36. The closing market price of our stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of Common Stock, par value $0.01 per share of our Common Stock. Approximately $185.1 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred finance costs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the three and six month periods ended June 30, 2005. Deferred finance costs of $0.6 million were subtracted from the $35.9 million of principal converted and included in stockholders’ equity.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2005 to be in a range of $140.0 million to $150.0 million, including capital expenditures at facilities acquired from Province. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2005, we had projects under construction with an estimated additional cost to complete and equip of approximately $143.0 million. We anticipate that these projects will be completed over the next three years. See Note 8 to the Condensed Consolidated Financial Statements for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

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
Contractual Obligations
     We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. As a result of the Province Merger on April 15, 2005, we plan to disclose an updated contractual obligations table in the Form 10-Q we will file for the quarter ended September 30, 2005.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $22.2 million as of June 30, 2005. Of the $22.2 million outstanding, $22.1 of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims.
Impact of Recently Issued Accounting Pronouncements
     Please refer to Note 6 of our condensed consolidated financial statements included in this report for a discussion of the impact of recently issued accounting pronouncements.
Contingencies
     Please refer to Note 8 of our condensed consolidated financial statements included in this report for a discussion of our material financial contingencies, including:
•	Claims made under the Americans with Disabilities Act;

•	Our Corporate Integrity Agreement;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Tax matters; and

•	Acquisitions.
Forward-Looking Statements
     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:
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
     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:
•	problems that may arise in integrating the Province hospitals and our other acquired hospitals;

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures, including those required by our corporate integrity agreement;

•	our ability to manage healthcare risks and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements successfully;

•	our ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our liquidity or the amount or terms of our indebtedness and in our debt credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our Common Stock;

•	changes in general economic conditions in the markets we serve and changes in the manner in which employers provide healthcare coverage to their employees;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act and the related litigation;

•	our ability to comply with all aspects of the Sarbanes-Oxley Act and regulations promulgated thereunder; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
Update to Risk Factors
     In addition to the risk factors described in our 2004 Annual Report on Form 10-K, the following factors could cause our results to differ significantly from our expectations:
We have substantial indebtedness and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations, pursue desirable business opportunities or successfully run our business in the future.
     We have substantial indebtedness. As of June 30, 2005, our consolidated debt was approximately $1,589.2 million. We also may draw upon revolving credit loans in an aggregate principal amount of up to $300 million, $150 million of which has been drawn as of June 30, 2005. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. In addition, our senior credit agreement contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $400 million under the term facility and up to $100 million under the revolving facility, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.
     Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:
•	under our senior credit agreement, we will be required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted;

•	we may be vulnerable in the event of downturns and adverse changes in our businesses, in our industries, or in the economy generally, such as the implementation by the government of further limitations on reimbursement under Medicare and Medicaid, because of our need for increased cash flow;

•	we may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	we will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions;

•	any borrowings we complete at variable interest rates expose us to increases in interest rates generally;

•	a breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether or not we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness; and

•	in the event of default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.
Substantially all of the Company’s indebtedness consists of floating rate which exposes the Company to interest rate risk.
     Substantially all of the Company’s indebtedness consists of floating rate debt which is at variable rates of interest and exposes the Company to interest rate risk. Changes in the interest rates generally will not impact the fair market value of the floating rate debt instruments but could have a material adverse affect on our results of operations. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness will increase, even though the amount borrowed will remain the same.
     The Company manages its exposure to interest rate risk through internally established policies and procedures. To the extent that the Company maintains floating rate debt, it will evaluate the appropriateness of using various hedging instruments. Currently, the Company has not used financial instruments for hedging interest rate risk and it is not a party to any derivative contracts which would reduce exposure to such risk.

We have incurred significant expenses in connection with the Province business combination and related financing transactions.
     We have recognized a pretax charge to operations for transaction costs as of June 30, 2005, of $44.6 million, which is comprised of $26.4 million as a result of conforming Province’s accounts receivable to our accounting policies, $8.7 million relating to assumed liabilities, $4.2 million relating to retention bonuses to former Province employees and $5.5 million relating to compensation expense, primarily in the form of restricted stock vesting from the change in control. Additional unanticipated costs may be incurred in future periods relating to the integration of the businesses of LifePoint and Province. If the benefits of the Province business combination do not exceed its associated costs, our financial results could be adversely affected.
Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.
     Our revenues are particularly sensitive to regulatory and economic changes in Kentucky, Tennessee, Alabama and Louisiana. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenues may encounter similar difficulties in paying claims in the future.
     On a pro forma basis, after giving effect to the Province business combination:
•	our Kentucky hospitals generated approximately 18.6% of revenues for the year ended December 31, 2003 and approximately 18.7% of revenues for the year ended December 31, 2004;

•	our Tennessee hospitals generated approximately 11.1% of revenues for the year ended December 31, 2003 and approximately 10.3% of revenues for the year ended December 31, 2004;

•	our Alabama hospitals generated approximately 10.3% of revenues for the year ended December 31, 2003 and approximately 9.6% of revenues for the year ended December 31, 2004; and

•	our Louisiana hospitals generated approximately 9.6% of revenues for the year ended December 31, 2003 and approximately 9.5% of revenues for the year ended December 31, 2004.
     Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in Kentucky, Tennessee, Alabama and Louisiana could have a material adverse effect on our business, financial condition, results of operations and/or prospects. Tennessee has begun implementation of significant reductions in the state-sponsored TennCare program. As benefits are reduced and a significant number of beneficiaries are terminated from the program, these changes could materially reduce the amount we receive from the TennCare program.
We may be required to make significant capital expenditures in order to bring our facilities into compliance with the Americans with Disabilities Act.
     The Americans with Disabilities Act, or the ADA, generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of Historic LifePoint’s hospitals alleging non-compliance with the accessibility guidelines of the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet

ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by- facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of June 30, 2005, the plaintiffs have conducted inspections at 22 of Historic LifePoint’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of our facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We are currently anticipating that the costs associated with modifying three of these facilities will be approximately $1.0 million. We currently do not have an estimate of our anticipated costs for modifications at the remaining seven facilities.
     Although no studies have been undertaken with respect to Province’s facilities, we believe such facilities are currently compliant with the material provisions of the ADA. However, if Province’s facilities become subject to the class action lawsuit, we may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Alternatively, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states.
     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Ten states in which we currently operate hospitals (Alabama, Florida, Kentucky, Louisiana, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia) require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.
Different interpretations of accounting principles could have a material adverse effect on the Company’s results of operations or financial condition.
     Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by the Company, its independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on the Company’s results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of June 30, 2005, we had outstanding debt of $1,589.2 million, substantially all of which was subject to variable rates of interest. As of June 30, 2005, the fair value of our outstanding debt approximates its carrying value.
     Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (defined as alternate base rate or “ABR”) plus a margin of 0.625% and/or at adjusted LIBO Rate plus a margin of 1.625%. Interest on the Revolving Loans is at ABR or Eurodollar rates plus a spread. The spread on ABR Revolving Loans range from 0.25% to 1.25% based on the total leverage ratio, as defined, being less than 2.00:1.00 to greater than 4.50:1.00. Interest on the Eurodollar Revolving Loans range from 1.25% to 2.25% based on the total leverage ratio, as defined, being less than 2.00:1.00 to greater than 4.50:1.00. The Senior Subordinated Credit Agreement bears interest at the Company’s option initially at a rate of ABR plus 2.50% or LIBOR plus 3.5%, in each case plus 0.50% after each quarter, with a maximum rate of 9% (for ABR) or 10% (for LIBOR).
     Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in future pre-tax earnings would be approximately $15.8 million. The estimated change to interest expense is determined considering the impact of hypothetical interest rates on the Company’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Company’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.
     We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.
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
     The Company completed the Province Merger on April 15, 2005. The facilities acquired as part of the Province Merger operate on different information technology systems from the Company’s other facilities. The Company is currently implementing its information technology systems and integrating its internal control processes at the facilities acquired from Province. Other than the acquisition of the Province facilities, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table sets forth information regarding repurchases of Historic LifePoint Common Stock during the quarter ended June 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value of
	Total		Purchased as	Shares That May
	Number of		part of Publicly	Yet Be
	Shares	Average	Announced	Purchased Under
	Purchased	Price Paid	Plans or	The Plans or
Period	(1)	Per Share	Programs	Programs
April 1, 2005 — April 30, 2005	19,597	$44.42	—	—
May 1, 2005 — May 31, 2005	—	—	—	—
June 1, 2005 — June 30, 2005	—	—	—	—

Total	19,597	$44.42	—	—

(1)	These shares were redeemed from employees upon vesting of restricted stock for tax withholding purposes under the LifePoint Hospitals, Inc. Management Stock Purchase Plan.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on June 30, 2005. At the annual meeting, votes were cast as follows:

	VOTES
	IN		VOTES
	FAVOR	ABSTAINED	AGAINST
(a)Election of Class III Directors:
Kenneth C. Donahey	49,570,731	1,713,190	—
Richard H. Evans	48,533,395	2,750,526	—
Michael P. Haley	47,123,960	4,159,961	—
(b) Approval of an amendment and restatement to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan;	34,854,512	37,668	11,265,225
(c) Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of our company for the year ending December 31, 2005.	50,067,049	40,338	1,176,534
     As indicated in the above table, Kenneth C. Donahey, Richard H. Evans, and Michael P. Haley were elected as Class III directors. The terms of the Class III directors will expire at the annual meeting of stockholders in 2008, but not before their respective successors are elected and qualified. The terms of the following Class II directors will continue until the annual meeting in 2007: DeWitt Ezell, Jr. and William V. Lapham. The terms of the following Class I directors will continue until the annual meeting in 2006: Ricki Tigert Helfer, John E. Maupin, Jr., D.D.S. and Owen G. Shell, Jr.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Form of Specimen Stock Certificate (a)

4.2	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) and National City Bank, as Rights Agent (c)

4.3	First Supplemental Indenture, dated as of April 15, 2005, by and among Historic LifePoint Hospitals, Inc., LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of May 22, 2002 relating to Historic LifePoint Hospitals, Inc.’s 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of November 20, 2000 relating to Province Healthcare Company’s 4 1/2 % Convertible Subordinated Notes due 2005 (d)

4.5	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of October 10, 2001 relating to Province Healthcare Company’s 4 1/4 % Convertible Subordinated Notes due 2008 (d)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Form of Senior Subordinated Credit Agreement, dated as of June 15, 2005, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein and Citigroup Global Markets Inc. as sole lead arranger, sole bookrunner and sole syndication agent (e)

10.3	Amended and Restated LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan, dated as of June 30, 2005 (f)

10.4	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement

10.5	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated June 15, 2005, File Number 0-51251

(f)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated July 7, 2005, File Number 0-51251

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2005	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Form of Specimen Stock Certificate (a)

4.2	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) and National City Bank, as Rights Agent (c)

4.3	First Supplemental Indenture, dated as of April 15, 2005, by and among Historic LifePoint Hospitals, Inc., LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of May 22, 2002 relating to Historic LifePoint Hospitals, Inc.’s 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of November 20, 2000 relating to Province Healthcare Company’s 4 1/2 % Convertible Subordinated Notes due 2005 (d)

4.5	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee, to the Indenture dated as of October 10, 2001 relating to Province Healthcare Company’s 4 1/4 % Convertible Subordinated Notes due 2008 (d)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Form of Senior Subordinated Credit Agreement, dated as of June 15, 2005, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein and Citigroup Global Markets Inc. as sole lead arranger, sole bookrunner and sole syndication agent (e)

10.3	Amended and Restated LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan, dated as of June 30, 2005 (f)

10.4	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement

10.5	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906

Exhibit Number	Description
of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated June 15, 2005, File Number 0-51251

(f)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated July 7, 2005, File Number 0-51251