Form 10-Q
period 2005-09-30
LIFEPOINT HOSPITALS, INC.
filed 2005-10-27
CIK 1301611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 0-51251
(Exact name of registrant as specified in its charter)

Delaware	20-1538254
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

103 Powell Court, Suite 200
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
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
☑ Yes      ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes      ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act.)
☐ Yes      ☑ No
     As of September 30, 2005, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 57,094,265.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$253.7	$552.4	$739.4	$1,295.9

Salaries and benefits	102.1	217.9	296.7	508.5
Supplies	32.2	76.7	95.4	173.4
Other operating expenses	44.1	91.3	123.9	216.7
Provision for doubtful accounts	24.4	63.9	64.0	128.2
Depreciation and amortization	12.1	28.1	34.5	68.1
Interest expense, net	3.1	20.4	9.7	38.3
Debt retirement costs	—	2.1	1.5	12.1
Transaction costs	—	(1.4)	—	43.2
ESOP expense	2.3	4.5	7.1	11.0

	220.3	503.5	632.8	1,199.5

Income from continuing operations before minority interests and income taxes	33.4	48.9	106.6	96.4
Minority interests in earnings of consolidated entities	0.1	0.3	0.7	0.8

Income from continuing operations before income taxes	33.3	48.6	105.9	95.6
Provision for income taxes	13.2	18.0	42.1	41.8

Income from continuing operations	20.1	30.6	63.8	53.8
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(0.4)	(0.8)	(1.5)	0.1
Impairment of assets of hospital held for sale	—	(0.2)	—	(4.9)
Loss on sale of hospital	—	—	—	(0.7)

Loss from discontinued operations	(0.4)	(1.0)	(1.5)	(5.5)

Net income	$19.7	$29.6	$62.3	$48.3

Basic earnings (loss) per share:
Continuing operations	$0.54	$0.55	$1.73	$1.11
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.12)

Net income	$0.53	$0.54	$1.69	$0.99

Diluted earnings (loss) per share:
Continuing operations	$0.51	$0.54	$1.61	$1.09
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.11)

Net income	$0.50	$0.53	$1.58	$0.98

Weighted average shares and dilutive securities outstanding:
Basic	37.2	55.3	36.9	48.4

Diluted	42.6	56.2	42.8	49.3

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	September 30,
	2004	2005
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.6	$39.2
Accounts receivable, less allowances for doubtful accounts of $103.6 at December 31, 2004 and $241.6 at September 30, 2005	112.0	252.1
Inventories	25.3	54.4
Assets held for sale	33.0	19.3
Income taxes receivable	7.5	18.5
Prepaid expenses	7.1	13.9
Deferred income taxes and other current assets	24.3	20.6

	227.8	418.0
Property and equipment:
Land	20.5	69.7
Buildings and improvements	385.4	988.4
Equipment	342.0	505.9
Construction in progress (estimated cost to complete and equip after September 30, 2005 is $117.9)	48.6	125.9

	796.5	1,689.9
Accumulated depreciation	(295.4)	(351.9)

	501.1	1,338.0
Deferred loan costs, net	4.9	36.6
Intangible assets, net	3.3	3.8
Other	5.8	6.5
Goodwill	144.4	1,370.7

	$887.3	$3,173.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.5	$74.6
Accrued salaries	31.2	57.6
Other current liabilities	18.5	55.2
Current maturities of long-term debt	—	0.5

	79.2	187.9
Long-term debt	221.0	1,561.0
Deferred income taxes	47.9	101.3
Professional and general liability claims and other liabilities	28.4	60.0
Minority interests in equity of consolidated entities	1.3	4.6
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 40,123,768 shares and 57,094,265 shares issued at December 31, 2004 and September 30, 2005, respectively	0.4	0.6
Capital in excess of par value	332.6	1,050.2
Unearned ESOP compensation	(12.9)	(10.0)
Unearned compensation on nonvested stock	(4.5)	(32.2)
Retained earnings	222.8	250.2
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2004	(28.9)	—

	509.5	1,258.8

	$887.3	$3,173.6

(1)	Derived from audited financial statements.
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Cash flows from operating activities:
Net income	$19.7	$29.6	$62.3	$48.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	1.0	1.5	5.5
Depreciation and amortization	12.1	28.1	34.5	68.1
Debt retirement costs	—	2.1	1.5	12.1
Transaction costs	—	(1.4)	—	43.2
ESOP expense	2.3	4.5	7.1	11.0
Minority interests in earnings of consolidated entities	0.1	0.3	0.7	0.8
Deferred income taxes (benefit)	—	(14.7)	(0.9)	9.7
Reserve for professional and general liability claims, net	1.6	(0.2)	2.1	1.8
Tax benefit from employee stock plans	0.1	0.7	4.4	8.9
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(9.9)	(12.2)	(14.1)	(20.5)
Inventories and other current assets	0.1	5.4	(3.1)	8.7
Accounts payable and accrued expenses	9.6	5.3	15.9	5.9
Income taxes payable	6.4	16.0	1.3	(12.3)
Other	0.3	4.3	1.5	8.1

Net cash provided by operating activities — continuing operations	42.8	68.8	114.7	199.3
Net cash provided by operating activities — discontinued operations	0.9	4.2	0.9	6.1

Net cash provided by operating activities	43.7	73.0	115.6	205.4

Cash flows from investing activities:
Purchase of property and equipment	(21.3)	(48.4)	(56.7)	(108.8)
Acquisitions, net of cash acquired	(1.3)	(3.6)	(27.8)	(963.3)
Proceeds from sale of hospital	—	—	—	32.5
Other	(0.2)	(0.2)	(0.8)	(0.8)

Net cash used in investing activities	(22.8)	(52.2)	(85.3)	(1,040.4)

Cash flows from financing activities:
Proceeds from long-term debt	—	375.0	30.0	1,967.0
Payments of borrowings	(30.0)	(402.7)	(79.9)	(1,111.9)
Payment of debt issue costs	—	(8.9)	—	(40.7)
Proceeds from exercise of stock options	0.2	1.7	7.7	43.3
Other	(0.2)	0.3	0.6	(2.1)

Net cash (used in) provided by financing activities	(30.0)	(34.6)	(41.6)	855.6

Change in cash and cash equivalents	(9.1)	(13.8)	(11.3)	20.6
Cash and cash equivalents at beginning of period	18.4	53.0	20.6	18.6

Cash and cash equivalents at end of period	$9.3	$39.2	$9.3	$39.2

Supplemental disclosure of cash flow information:
Interest payments	$0.4	$19.8	$7.1	$43.3

Capitalized interest	$0.2	$1.1	$0.6	$2.3

Income taxes paid, net	$6.6	$15.7	$36.6	$35.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(Amounts in millions)

					Unearned
	Common Stock		Capital in	Unearned	Compensation
			Excess of	ESOP	on Nonvested	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Earnings	Stock	Total
Balance at December 31, 2004	38.9	$0.4	$332.6	$(12.9)	$(4.5)	$222.8	$(28.9)	$509.5

Net income	—	—	—	—	—	48.3	—	48.3
ESOP compensation earned	—	—	8.1	2.9	—	—	—	11.0
Exercise of stock options, including tax benefits and other	1.5	—	52.2	—	—	—	—	52.2
Stock activity in connection with employee stock purchase plans	0.1	—	0.7	—	—	(2.4)	—	(1.7)
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.8	—	36.1	—	(36.1)	—	—	—
Common stock issued in connection with the Province Merger	15.0	0.2	595.7	—	—	—	—	595.9
Change of control vesting in connection with the Province Merger	—	—	—	—	4.0	—	—	4.0
Amortization of nonvested stock grants	—	—	—	—	4.4	—	—	4.4
Conversion of Convertible Notes to common stock	0.8	—	35.2	—	—	—	—	35.2
Retirement of treasury stock	—	—	(10.4)	—	—	(18.5)	28.9	—

Balance at September 30, 2005	57.1	$0.6	$1,050.2	$(10.0)	$(32.2)	$250.2	$—	$1,258.8

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint”, the “Company”, “us” or “we” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of September 30, 2005, the Company operated 52 general, acute care hospitals with an aggregate of 5,671 licensed beds in non-urban communities in 20 states. During the second quarter of 2005, subsequent to the business combination with Province Healthcare Company (described in Note 2), the Company committed to a plan to divest the following three facilities: the 96-bed Medical Center of Southern Indiana located in Charlestown, Indiana; the 123-bed Ashland Regional Medical Center located in Ashland, Pennsylvania; and the 51-bed Palo Verde Hospital located in Blythe, California. The operations of these three facilities have been reflected as discontinued operations, as further discussed in Note 5. The Company’s remaining 49 hospitals are reported as continuing operations.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed by Historic LifePoint Hospitals, Inc. (see Note 2 below).
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $7.7 million and $12.4 million for the three months ended September 30, 2004 and 2005, respectively, and $21.5 million and $36.8 million for the nine months ended September 30, 2004 and 2005, respectively.
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.
NOTE 2 — ACQUISITIONS
Combination with Province Healthcare Company
     On April 15, 2005 (the “Effective Date”), pursuant to the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint Hospitals, Inc. (formerly LifePoint Hospitals, Inc.) (“Historic LifePoint”), the Company, Lakers Acquisition Corp. (“LifePoint Merger Sub”), Pacers Acquisition Corp. (“Province Merger Sub”) and Province Healthcare Company (“Province”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, and Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005 (as amended, the “Merger Agreement”), the Company acquired all of the outstanding capital stock of each of Historic LifePoint and Province through the merger of LifePoint Merger Sub with and into Historic LifePoint, with Historic LifePoint continuing as the surviving corporation of such merger (the “LifePoint Merger”), and the merger of Province Merger Sub with and into Province, with Province continuing as the surviving corporation of such merger, (the “Province Merger” and, together with the LifePoint Merger, the “Mergers”). As a result of the Mergers, each of Historic LifePoint and Province is now a wholly owned subsidiary of the Company.

     Pursuant to the Merger Agreement, on the Effective Date, the shares of common stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of Common Stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province (“Province Common Stock”) outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock. The company issued 15.0 million shares of its common stock and $586.3 million in cash to the existing stockholders of Province.
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
     The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2004 and 2005, assume that the Province Merger occurred at the beginning of each of the periods presented. The pro forma amounts include certain adjustments, including interest expense and taxes. As a result of the Province Merger, the Company recognized a non-recurring pre-tax charge for transaction costs of $43.2 million. The Company also recognized a non-recurring pre-tax charge for debt retirement costs of $12.1 million. These 2005 non-recurring charges are reflected in the following unaudited pro forma results of operations for the nine months ended September 30, 2005. In addition, the pro forma amounts include adjustments that give effect to the pro forma operations of Memorial Medical Center of Las Cruces and River Parishes Hospital as if they were acquired on January 1, 2004. The Company acquired River Parishes Hospital effective July 1, 2004 and Province acquired Memorial Medical Center of Las Cruces effective June 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (dollars in millions, except per share amounts).

	Nine Months Ended
	September 30,
	2004	2005
Revenues	$1,431.8	$1,575.8
Income from continuing operations	99.8	80.2
Net income	95.5	73.7
Earnings per share:
Basic:
Income from continuing operations	$1.92	$1.48
Net income	$1.84	$1.36
Diluted:
Income from continuing operations	$1.83	$1.44
Net income	$1.76	$1.33
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
     The total purchase price of the Province Merger is as follows (in millions):

Fair value of LifePoint Common Stock issued	$596.0
Cash	586.3
Fair value of assumed Province debt obligations	511.6
Severance and Province stock option costs	73.8
Direct transaction costs	29.3

$1,797.0

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

     The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Net working capital	$71.8
Property and equipment	702.1
Goodwill	1,092.7
Other long-term assets	5.4

Total assets acquired	1,872.0

Debt	511.6
Other long-term liabilities	25.6
Deferred income taxes	47.5
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	586.7

Net assets acquired	$1,285.3

     In connection with the Province Merger, the Company recognized a pretax charge for transaction costs of $43.2 million in the nine months ended September 30, 2005 comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	7.3
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$43.2

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
Other Acquisitions
     On June 1, 2005, the Company completed its agreement with the Wythe County Community Hospital (“WCCH”) Board of Directors to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The lease was finalized with a payment of $49.8 million, including working capital, to WCCH.
     Effective July 1, 2005, the Company completed its acquisition of 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $229.3 million, including working capital (the “Danville Acquisition”).
     The above acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. The operating results of the above acquisitions have been included in the accompanying condensed consolidated statements of operations from the date of each respective acquisition.
     On July 14, 2005, the Company announced the signing of a definitive agreement to purchase five hospitals in Virginia and West Virginia from HCA Inc. (“HCA”) for approximately $285.0 million, plus working capital and other adjustments estimated to be $45.0 million, based on March 31, 2005 financial statements. The Company expects to complete the transaction in the first quarter of 2006, subject to customary regulatory approvals.

     The five facilities to be purchased from HCA are:

Facility	Number of Beds
Clinch Valley Medical Center, Richlands, VA	200
St. Joseph’s Hospital, Parkersburg, WV	325
Saint Francis Hospital, Charleston, WV	155
Raleigh General Hospital, Beckley, WV	369
Putnam General Hospital, Hurricane, WV	68
NOTE 3 — LONG -TERM DEBT
     Long-term debt consists of the following (in millions):

	December 31,	September 30,
	2004	2005
Senior Borrowings
Credit Agreement:
Term B Loans	$—	$1,326.9
Revolving Credit Loans	—	—

Senior Credit Borrowings	—	1,326.9

Subordinated Borrowings
Province 7 1/2% Senior Subordinated Notes	—	6.1
Province 4 1/4% Convertible Subordinated Notes	—	0.1
LifePoint 4 1/2% Convertible Subordinated Notes	221.0	—
3 1/4% Convertible Senior Subordinated Debentures	—	225.0

	221.0	231.2
Capital leases	—	3.4

Total debt	221.0	1,561.5
Less: current portion	—	0.5

	$221.0	$1,561.0

     Maturities of the Company’s debt at September 30, 2005 were as follows (in millions):

2005 (October 1 through December 31)	$0.2
2006	0.5
2007	0.5
2008	0.6
2009	6.7
Thereafter	1,553.0

$1,561.5

New Senior Secured Credit Facilities
     On April 15, 2005, in connection with the Province Merger, the Company entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured Term B Loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of revolving loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by the subsidiaries of the Company with certain limited exceptions. On August 23, 2005, the Company exercised its right under the Credit Agreement in connection with additional tranches of Term B Loans by borrowing $150.0 million in the form of the incremental Term B loans (the “Incremental Term B Loans”).

     Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at Adjusted LIBO rate plus a margin of 1.625%. The interest period with respect to ABR loans ends at the end of each quarter and, with respect to Eurodollar loans, the Company may select an interest period duration of 1, 2, 3 or 6 months or, with the approval of the lenders, 9 or 12 months. Interest on the Revolving Loans is payable at ABR or Adjusted LIBOR plus a margin. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the Eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00.
     In connection with the Province Merger, the Company made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of September 30, 2005, the applicable annual interest rate under the Term B Loans was approximately 5.435%. The 60-day Adjusted LIBOR was 3.81% at September 30, 2005. The weighted average applicable annual interest rate since April 15, 2005 under the Term B Loans was 4.929%.
     The Term B Loans outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. The Company made early installment payments under the Term B Loans of $12.5 million, $40.6 million and $20.0 million during the nine months ended September 30, 2005. These installment payments extinguish the Company’s required repayments through June 30, 2009. The remaining balances of the Term B Loans are scheduled to be repaid in the seventh year in four equal installments of $293.8 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.00:1.00 for the periods ending on June 30 and September 30, 2005, 3.25:1.00 for the period ending on December 31, 2005, and 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	September 30, 2005
Minimum Interest Coverage Ratio	≥ 3.00:1.00	6.16
Maximum Total Leverage Coverage Ratio	≤ 4.75:1.00	3.47
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the Danville Acquisition, the Company borrowed $150.0 million in the form of the Revolving Loans. On August 23, 2005, the Company executed a $150.0 million incremental facility amendment borrowing $150.0 million under the Incremental Term Loan and repaid the $150.0 million Revolving Loan. As of September 30, 2005, the Company had $23.6 million in letters of credit outstanding under the Revolving Loans, leaving $276.4 million available for borrowing in the form of Revolving Loans. Of the $23.6 million in letters of credit outstanding at September 30, 2005, $23.5 million was related to the self-insured retention levels of the Company’s general and professional liability insurance and worker’s compensation programs as security for the payment of claims and $0.1 million was related to certain utility companies.
     On October 14, 2005, the Company entered into an amendment to the Credit Agreement. The amendment provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300.0 million to $600.0 million and certain other amendments and clarifications.

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
     The Company repaid the Senior Subordinated Credit Agreement on August 4, 2005 in connection with the issuance of the 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025. The company cannot borrow further amounts under this credit agreement. The Company incurred a charge to debt retirement costs of $2.1 million, or $0.02 per diluted share for the three months ended September 30, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.
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
Province 4 1/2% Convertible Subordinated Notes
     In connection with the Province Merger, Province redeemed all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding May 16, 2005, the redemption date.

Historic LifePoint 4 1/2% Convertible Subordinated Notes Due June 1, 2009
     Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, which was June 15, 2005. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of our Common Stock at a conversion price of $47.36. The closing market price of the Company’s common stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of Company common stock. Approximately $185.1 million of aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred loan cost write-offs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the nine months ended September 30, 2005.
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, the Company sold $225.0 million of its Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay the Senior Subordinated Credit Agreement, described above, and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
     The 3 1/4% Debentures are convertible (subject to certain limitations imposed by our Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods, (2) if the trading price of the 3 1/4% Debentures have been called for redemption, or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of the Company’s common stock, as defined (“the conversion value”) and (ii) if the conversion value is greater than the principal return, an amount in shares of Company common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness the Company may incur in the future. In certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible because of the Credit Agreement and holders of the 3 1/4% Debentures will not be able to declare an event of default or an event of default under the 3 1/4% Debentures.
     The conversion rate is initially 16.3345 shares of the Company common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock. Since the principal portion of the 3 1/4% Debentures is payable only in cash and the Company’s common stock price during the third quarter of 2005 was trading below the conversion price of $61.22 per share of the Company’s common stock, there are no potential common shares related to the 3 1/4% Debentures included in the Company’s earnings per share calculations.
     On or after February 20, 2013, the Company may redeem for cash some or all of the 3 1/4% Debentures at any time at a price equal to 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require the Company to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest.
     The indenture for the 3 1/4% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, the senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants or other provisions to protect holders of the 3 1/4% Debentures in the event of a highly leveraged transaction or fundamental change.
Deferred Loan Costs
     The Company incurred loan costs of approximately $32.1 million in connection with entering into the Credit Agreement and incurred loan costs of approximately $6.6 million in connection with issuing the 3 1/4% Debentures. The Company capitalized and is amortizing these costs to interest expense over the terms of the related debt (seven years for the Credit Agreement and twenty years for the 3 1/4% Debentures) using the effective interest method. The interest expense related to deferred loan cost amortization in connection with the Credit Agreement and Senior Subordinated Credit Agreement was approximately $1.3 and $2.2 million, respectively, for the three and nine months ended September 30, 2005.
NOTE 4 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005 (a)
Numerator:
Numerator for basic earnings per share — income from continuing operations	$20.1	$30.6	$63.8	$53.8
Interest on convertible notes, net of taxes	1.7	—	5.5	—

Numerator for diluted earnings per share — income from continuing operations	21.8	30.6	69.3	53.8
Loss from discontinued operations	(0.4)	(1.0)	(1.5)	(5.5)

	$21.4	$29.6	$67.8	$48.3

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	37.2	55.3	36.9	48.4
Effect of dilutive securities:
Employee stock benefit plans	0.7	0.9	0.8	0.9
Convertible notes	4.7	—	5.1	—

Denominator for diluted earnings per share — adjusted weighted average shares	42.6	56.2	42.8	49.3

Basic earnings per share:
Continuing operations	$0.54	$0.55	$1.73	$1.11
Discontinued operations:
Loss from discontinued operations	(0.01)	(0.01)	(0.04)	—
Impairment of assets of hospital held for sale	—	—	—	(0.10)
Loss on sale of hospital	—	—	—	(0.02)

Loss on discontinued operations	(0.01)	(0.01)	(0.04)	(0.12)

Net income	$0.53	$0.54	$1.69	$0.99

Diluted earnings per share:
Continuing operations	$0.51	$0.54	$1.61	$1.09
Discontinued operations:
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	—
Impairment of assets of hospital held for sale	—	—	—	(0.10)
Loss on sale of hospital	—	—	—	(0.01)

Loss on discontinued operations	(0.01)	(0.01)	(0.03)	(0.11)

Net income	$0.50	$0.53	$1.58	$0.98

(a)	The impact of 2.9 million potential weighted average shares of the Company’s common stock, if converted, and interest expense related to convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
NOTE 5 — DISCONTINUED OPERATIONS
     During the second quarter of 2005, subsequent to the Province Merger, management committed to a plan to divest three hospitals acquired in the Province Merger. The three hospitals to be divested are 96-bed Medical Center of Southern Indiana located in Charlestown, Indiana, 123-bed Ashland Regional Medical Center located in Ashland, Pennsylvania, and 51-bed Palo Verde Hospital located in Blythe, California. The Company’s management anticipates that the disposal of the three facilities will take place in the next nine months.
     The Company has designated these three hospitals, which were acquired in the Province Merger, as discontinued operations, consistent with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets of the three hospitals that are to be sold are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. In connection with the decision to divest these three hospitals, the Company recognized impairment charges of $4.7 million and $0.2 million, net of income taxes, in discontinued operations in the second and third quarters of 2005, respectively. The impairment charge relate to decreases in fair value of one of the hospitals subsequent to the Province Merger.
     The property and equipment of the facilities to be sold are reported as assets held for sale in the accompanying condensed consolidated balance sheets totaling $19.3 million at September 30, 2005.
     On March 31, 2005, the Company sold Bartow Memorial Hospital (“Bartow”) to Health Management Associates, Inc. The Company recognized a net loss on the sale of Bartow of approximately $0.7 million in the nine months ended September 30, 2005, of which the majority relates to tax expense attributable to non-deductible goodwill originating from the tax basis of assets received at the spin-off of Historic LifePoint from HCA in 1999.
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
     The revenues and income (loss) before income taxes of discontinued operations for the three months and nine months ended
September 30, 2004 and 2005 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$7.6	$8.2	$24.9	$34.9
Income (loss) before income taxes	$(0.5)	$1.4	$(2.2)	$0.2
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2005. Early application of SFAS 153 is permitted. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on the Company’s financial statements or its results of operations.
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
     Because the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying Company common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share (in millions, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income, as reported	$19.7	$29.6	$62.3	$48.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.3	1.4	0.8	6.8
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(2.1)	(6.8)	(15.6)

Pro forma net income	17.9	28.9	56.3	39.5
Interest on Convertible Notes, net of taxes	1.7	—	5.5	—

Diluted pro forma net income	$19.6	$28.9	$61.8	$39.5

Denominator for basic earnings per share — weighted average shares	37.2	55.3	36.9	48.4
Effect of dilutive securities:
Employee stock benefit plans	0.7	0.9	0.8	0.9
Convertible Notes	4.7	—	5.1	—

Denominator for diluted earnings per share — adjusted weighted average shares	42.6	56.2	42.8	49.3

Earnings per share:
Basic — as reported	$0.53	$0.54	$1.69	$0.99

Basic — pro forma	$0.48	$0.52	$1.52	$0.82

Diluted — as reported	$0.50	$0.53	$1.58	$0.98

Diluted — pro forma	$0.46	$0.51	$1.44	$0.80

     The per share weighted-average fair value of stock options granted during the three months and nine months ended September 30, 2005 was $23.71 and $19.87, respectively. The per share weighted-average fair value of stock options granted during the three months and nine months ended September 30, 2004 was $11.40 and $12.54, respectively. The values were estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2004	2005	2004	2005
Risk free interest rate	2.88%	4.10%	2.20%	3.76%
Expected life, in years	3.0	4.0	3.0	4.0
Expected volatility	53%	56%	53%	56%
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
     Additional information with respect to stock benefit plan activity is as follows:

						Deferred
		Stock Options		Nonvested Stock		Stock Units
		Outstanding		Outstanding		Outstanding
			Weighted		Weighted
	Shares		Average		Average
	Available	Number	Exercise	Number of	Grant Date	Number of
	for Grant	of Shares	Price	Shares	Price	Shares

December 31, 2003	2,640,452	4,393,442	$23.91	—	$—	9,478
Increase in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	27.43	186,000	33.67	10,310
Increase in shares available (approved by stockholders)	2,000,000	—	N/A	—	—	—
Stock option grants	(749,213)	749,213	42.70	—	—	—
Stock option exercises	—	(1,510,473)	28.72	—	—	—
Stock option cancellations	32,730	(32,730)	37.49	—	—	—
Deferred stock units vested	—	—	N/A	—	—	(1,230)
Deferred stock units grants	(2,076)	—	N/A	—	—	2,076
Nonvested stock grants	(876,226)	—	N/A	876,276	42.85	—
Change of control vesting	—	—	N/A	(186,000)	33.67	—
Nonvested stock cancellations	13,950	—	N/A	(19,275)	42.60	—

September 30, 2005	4,330,467	3,565,591	$30.00	857,001	$42.86	11,156

     All outstanding stock options, except for 28,500 stock options granted in December 2004, and all of the outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province Merger and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the second quarter of 2005 as a result of the accelerated vesting of stock options was $4.9 million. This estimate is based on using a Black-Scholes option pricing model. In addition, all outstanding stock options became options to purchase Company Common Stock (rather than Historic LifePoint Common Stock) and all outstanding stock awards were converted into Company Common Stock (rather than Historic LifePoint Common Stock). As a result of this change in control vesting, the Company recognized $4.0 million of compensation expense related to the vesting on the nonvested stock awards, which is reflected as transaction costs in the Company’s condensed consolidated statement of operations during the nine months ended September 30, 2005.
     Unearned compensation related to the nonvested stock awarded subsequent to the Province Merger is being amortized on a straight-line basis in the statements of operations over the vesting periods of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $2.2 million and $4.4 million for the three months and nine months ended September 30, 2005, respectively.
NOTE 8 — CONTINGENCIES
Americans with Disabilities Act Claims
     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of September 30, 2005, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of the Company’s facilities. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company currently anticipates that the costs associated with modifying three of these facilities will be approximately $1.0 million. The Company currently does not have an estimate of its anticipated costs for modifications at the remaining seven facilities. Therefore, there can be no assurance that the actual costs we incur to comply with the ADA will not have an adverse effect on our business, financial condition or results of operations.
     The Province facilities have not been made parties to the class action lawsuit. If, in the future, Province’s facilities become subject to the class action lawsuit, we may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Moreover, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
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
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may commit to loan certain amounts of money to a physician. Typically the loans are paid out over a period of one year, and are designed to help the physician establish his or her practice. The Company had committed to advance a maximum amount of approximately $42.5 million to physicians at September 30, 2005. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $17.0 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $125.9 million in uncompleted projects as of September 30, 2005, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2005, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $117.9 million.
     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $11.7 million of the required capital improvements as of September 30, 2005.
     The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013.
     In connection with the Company’s recent acquisition of DRMC, certain capital expenditures and projects are required to be completed before June 30, 2008. The Company has not yet determined the financial impact of these required capital expenditures and projects.
     Certain of the facilities acquired in the Province Merger have ongoing capital expenditure commitments. In 2004, Province began construction of a new 60-bed acute care hospital in Ft. Mohave, Arizona. This new hospital is currently estimated to cost approximately $33.9 million, of which approximately $23.8 million has been incurred at September 30, 2005. Construction of the Ft. Mohave facility is anticipated to be completed in the fourth quarter of 2005. In 2004, Province also began construction of a 52-bed replacement facility for its existing 72-bed facility in Eunice, Louisiana. The replacement facility is estimated to cost approximately $26.2 million, of which approximately $10.9 million had been incurred at September 30, 2005. Construction of the Eunice replacement facility is anticipated to be completed in the first quarter of 2006.
     In addition to these facilities, there are required annual capital expenditure commitments in connection with several of the former Province facilities. In accordance with the purchase agreements for the Las Cruces, New Mexico and Los Alamos, New Mexico facilities, the Company is obligated to make ongoing annual expenditures based on a percentage of net revenues. In addition, these facilities have certain one time commitments for renovations that have begun or are scheduled to begin during 2005. The one time projects are expected to be completed during 2006 and are estimated to cost approximately $15.0 million.
     The Memorial Hospital of Martinsville currently has a renovation project in process as required by its purchase agreement, that is expected to be completed during 2006, and is expected to cost approximately $6.9 million when completed. As of September 30, 2005, the Memorial Hospital of Martinsville renovation project had incurred total costs of $3.8 million.
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
     On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. The Company’s management believes that adequate provisions have been reflected in the condensed consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2003 tax return based upon current facts and circumstances.
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
Acquisitions
     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies, including Province, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company is not entitled to indemnification in connection with the Province Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as the unaudited pro forma financial information for the year ended December 31, 2004 and six months ended June 30, 2005, filed by us on a Current Report on Form 8-K dated July 29, 2005.
Executive Overview
     We believe that the first nine months of 2005 were positive based upon our operating performance, the initial integration of the facilities acquired in the business combination with Province, and our acquisitions of WCCH and DRMC. We continue to focus on physician recruiting and retention, investing capital in our hospitals and seeking selected hospital acquisitions that fit our non-urban strategy and complement our existing portfolio of hospitals. The following table reflects our summarized operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Number of hospitals at end of period in continuing operations	29	49	29	49

Licensed beds at end of period in continuing operations	2,737	5,401	2,737	5,401

Weighted average licensed beds during the period in continuing operations	2,737	5,401	2,683	4,243

Revenues from continuing operations (in millions)	$253.7	$552.4	$739.4	$1,295.9

Income from continuing operations (in millions)	$20.1	$30.6	$63.8	$53.8

Diluted earnings per share from continuing operations	$0.51	$0.54	$1.61	$1.09

Combination with Province Healthcare Company
     On April 15, 2005, we announced the completion of the merger of Lakers Acquisition Corp. with and into Historic LifePoint Hospitals, Inc. with Historic LifePoint continuing as the surviving corporation, and the merger of Pacers Acquisition Corp. with and into Province Healthcare Company with Province continuing as the surviving corporation. As a result of the Mergers, each of Historic LifePoint and Province is now a wholly owned subsidiary of LifePoint Hospitals, Inc. a new public company formed in connection with the Mergers.
     Province produced revenues of $882.9 million, income from continuing operations of $50.1 million and earnings per diluted share from continuing operations of $0.96 for the year ended December 31, 2004. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Province Merger. Our results of operations includes the operations of the former hospitals of Province beginning April 16, 2005.

Discontinued Operations
     During the second quarter of 2005, subsequent to the Province Merger, the Company’s management committed to a plan to divest three hospitals acquired from Province. The three hospitals to be divested are the 96-bed Medical Center of Southern Indiana located in Charlestown, Indiana, the 123-bed Ashland Regional Medical Center located in Ashland, Pennsylvania, and the 51-bed Palo Verde Hospital located in Blythe, California. The Company’s management anticipates that the disposal of the three facilities will take place in the next nine months. During 2004, we committed to a plan to divest Bartow Memorial Hospital (“Bartow”) in Bartow, Florida, which we sold in early 2005. Please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our discontinued operations. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.
Hospital Acquisitions
     We seek to identify and acquire selected hospitals in non-urban areas. The business combination with Province in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban areas, while diversifying the economic and geographic reach of our Company. Additionally, our 2005 acquisitions of WCCH and DRMC and our pending acquisition of five HCA hospitals in Virginia and West Virginia fit into our plan of pursuing a disciplined acquisition strategy to acquire hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Please refer to the “Business Strategy” section in Part I, Item 1. Business, in our 2004 Annual Report on Form 10-K for a table of Historic LifePoint’s hospital acquisitions prior to 2005.
Revenue Sources
     Our hospitals generate revenues by providing healthcare services to our patients. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, by commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business, in our 2004 Annual Report on Form 10-K for a detailed discussion of Historic LifePoint’s revenue sources.
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
     Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to ensure we are appropriately pricing our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, the patient is responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

Revenue/Volume Trends
     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity (or severity of illness). We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:
•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Management believes that continuing to add specialists should help our hospitals increase volumes by offering new services.

•	Capital Expenditures. Management believes that increases in capital expenditures in our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Capital Projects	$14.3	$28.4	$36.9	$65.4
Routine	5.2	15.9	15.0	28.7
Building Purchase	—	—	—	3.2
Information Systems	1.8	4.1	4.8	11.5

	$21.3	$48.4	$56.7	$108.8

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
     Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions. The following table lists our DSH payments from Medicare for the periods presented (in millions):

	Medicare DSH Payments
	2004	2005
First Quarter	$3.1	$7.5
Second Quarter	5.4	11.9
Third Quarter	5.9	15.5
Fourth Quarter	6.8	N/A

	$21.2	$34.9

     Please refer to the “Sources of Revenue” section in Part I, Item 1. Business, of our 2004 Annual Report on Form 10-K for a discussion of other MMA provisions that affect our reimbursement.

     Although we anticipate that our patient volumes will increase, the resulting revenues will likely be partially offset by the following factors:
•	Inpatient Rehabilitation and the 75% Rule. Historically, freestanding rehabilitation hospitals and rehabilitation units within acute care hospitals (collectively, “IRFs”) received cost-based reimbursement from Medicare under an exemption from the acute care prospective payment system (“PPS”). In order to qualify for cost-based reimbursement for IRFs, hospitals were required to have 75% of their patients in one or more of ten medical conditions (the “75% Rule”). The Balanced Budget Act of 1997 and its implementing regulations replaced the traditional IRF cost-based methodology, however, with a PPS system. This new IRF-PPS became effective on January 1, 2002.
     On April 30, 2004, CMS issued a final rule revising criteria for classifying hospitals as IRFs. The rule increased the number of qualifying medical conditions from 10 to 13, but likely reduced the total number of eligible patients based upon revised definitions of the conditions. In anticipation of the considerable difficulty many IRFs will have satisfying the 75% Rule, CMS established a phase-in period for compliance, as follows:

	Minimum Qualifying	Co-morbidities
Cost Reporting Period	Patient Mix	Apply (Y/N) (1)	Patient Mix Affected
July 1, 2004—June 30, 2005	50%	Y	Medicare and Total
July 1, 2005—June 30, 2006	60%	Y	Medicare and Total
July 1, 2006—June 30, 2007	65%	Y	Medicare and Total
July 1, 2007 and Thereafter	75%	N	Total

(1)	Patients with certain co-morbidities (additional health conditions) may count towards the minimum patient mix established by the 75% Rule during the phase-in period.
     In January 2005, the Centers for Medicare and Medicaid Services (“CMS”) suspended enforcement of the revised 75% Rule in response to a provision of the Consolidated Appropriations Act of 2005, enacted as Public Law 108-447, that directed CMS not to change the status of certain IRFs for their failure to comply with the revised 75% Rule until the Secretary of Health and Human Services made a determination of clinically appropriate IRF classification criteria based on the recently issued report by the Government Accountability Office (the “GAO”). On June 21, 2005, CMS issued a notice announcing that it will proceed with implementing the revised 75% Rule as set forth in its previously issued final rule. The notice states that CMS has determined it has already been taking the steps that the GAO recommended to improve how facilities are classified as an IRF and that the revised classification criteria for IRFs contained in the revised 75% Rule are not inconsistent with the recommendations in the GAO report. Accordingly, the June 21, 2005 notice lifts the suspension of enforcement of the revised 75% Rule.
     Any IRF that fails to meet the requirements of the 75% Rule is subject to prospective reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare prospective IRF payment rates to lower acute care payment rates. Such rates are approximately 64% lower than these IRF payment rates. We have reduced IRF admissions in an attempt to achieve compliance with the current phase-in schedule for the revised 75% Rule.
     On August 15, 2005, CMS published a final rule that updates the IRF-PPS for federal fiscal year 2006. The final rule:
(1)	increases the market basket payments by 3.6% utilizing a new methodology;

(2)	incorporates downward adjustments for reimbursement (resulting in an overall decrease of approximately 1.9%) in response to coding changes;

(3)	increases the payment rate adjustment for IRFs in rural areas to 21.3% from the current 19.1%;

(4)	reduces the outlier payment threshold for cases with unusually high costs;

(5)	implements refinements to the case-mix groups, co-morbidity tiers, and relative weights;

(6)	implements new and revised payment adjustments that will be implemented on a budget neutral basis;

(7)	adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas; and

(8)	incorporates several other modifications to Medicare reimbursement for IRFs.
     CMS estimates an aggregate increase in IRF payments of 3.4% over FY 2005 payments.
     We currently operate 18 IRFs for which services are reimbursed under the IRF-PPS. The following table lists our IRF reimbursement from Medicare for the periods presented (in millions):

	IRF Reimbursement
	2004	2005
First Quarter	$5.0	$4.3
Second Quarter	5.6	8.7
Third Quarter	5.2	7.8
Fourth Quarter	5.1	N/A

Total	$20.9	$20.8

•	Growth in Outpatient Services. We anticipate that the long-term growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies, and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting.

•	Efforts to Reduce Payments. Revenues from HMOs, PPOs and other private insurance programs are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs during the term of the contracts.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits in recent years. To close these budget gaps, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs.
Other Trends
•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during the past few years. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients, and health care plan design changes that resulted in increased co-payments and deductibles. Our provision for doubtful accounts for each quarter in 2004 and for the first, second and third quarters in 2005 was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2004	2005
First Quarter	$20.7	$23.0
Second Quarter	18.9	41.3
Third Quarter	24.4	63.9
Fourth Quarter	22.2	N/A

Total	$86.2	$128.2

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care
	Write-Offs
	2004	2005
First Quarter	$1.9	$1.8
Second Quarter	2.4	5.6
Third Quarter	1.7	7.6
Fourth Quarter	1.8	N/A

Total	$7.8	$15.0

     The following table shows our revenue days in our consolidated accounts receivable as of the dates indicated:

	Revenue Days in
	Accounts Receivable
	2004	2005
March 31	39.1	37.2
June 30	38.8	37.6
September 30	40.6	42.0
December 31	38.8	N/A
     The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Insured receivables	40.9%	40.9%	41.6%	42.6%
Uninsured receivables (including co-payments and deductibles)	59.1	59.1	58.4	57.4

Total	100.0%	100.0%	100.0%	100.0%

     The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
0 to 60 days	52.5%	54.4%	52.4%	52.5%
61 to 150 days	20.8	18.5	20.5	20.7
Over 150 days	26.7	27.1	27.1	26.8

Total	100.0%	100.0%	100.0%	100.0%

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

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopaedic, cardiac and oncology supplies. We participate in a group purchasing organization in an attempt to achieve optimum supply costs from our vendors. Because of fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in professional and general liability costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing risks in high-risk areas. Professional and general liability costs remain a challenge for us, and we expect this pressure to continue in the near term.
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
Changes in Critical Accounting Estimates
     Upon completion of the Province Merger, we adjusted Province’s balances to conform certain accounting treatments of Province with our processes for certain critical accounting estimates. The material balance sheet and statement of operations items affected by these changes during the second quarter of 2005 are described below.
Allowance for Doubtful Accounts and Provision for Doubtful Accounts
     The allowance for doubtful accounts on the Province balance sheet increased by $21.0 million, during the second quarter of 2005, to conform the former Province facilities’ allowance for doubtful accounts to our critical accounting estimate. This adjustment constitutes a change in the estimating process from the former Province critical accounting estimate and is reflected as transaction costs in the condensed consolidated statement of operations for the nine months ended September 30, 2005. The adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes used by us.

Allowance for Contractual Discounts
     Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials. Applying our process to the accounts receivable from Province’s third party payors resulted in a $5.4 million charge during the second quarter of 2005 and is reflected as transaction costs.
Professional and General Liability Claims
     We currently receive actuarial calculations each quarter from two separate actuarial firms. Province did not use the services of either of these actuarial firms. Upon these firms’ review of Province’s professional and general liability claims, we determined that the reserves for professional and general liability claims should be increased by $6.8 million as a result of applying the Company’s processes. The impact of this change was recorded during the second quarter of 2005 and is included in transaction costs.
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

Results of Operations
The following definitions apply throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Admissions. Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.
Equivalent admissions. Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
Emergency room visits. Represents the total number of hospital-based emergency room visits.
Outpatient surgeries. Outpatient surgeries are those surgeries that do not require admission to our hospitals.
Same hospital. Same hospital information excludes the operations of hospitals that we acquired or sold after January 1, 2004. The costs of corporate overhead and discontinued operations are excluded from same hospital information.
Medicare case mix index. Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.
Continuing operations. Continuing operations information excludes the operations of hospitals which are classified as discontinued operations.
N/M. Not meaningful.
bps. Basis point change.

Operating Results Summary
     The following tables present summaries of results of operations for the three and nine months ended September 30, 2004 and 2005 (dollars in millions):

	Three Months Ended September 30,
	2004		2005
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$253.7	100.0%	$552.4	100.0%

Salaries and benefits	102.1	40.3	217.9	39.4
Supplies	32.2	12.7	76.7	13.9
Other operating expenses	44.1	17.4	91.3	16.5
Provision for doubtful accounts	24.4	9.6	63.9	11.6
Depreciation and amortization	12.1	4.8	28.1	5.2
Interest expense, net	3.1	1.2	20.4	3.7
Debt retirement costs	—	—	2.1	0.4
Transaction costs	—	—	(1.4)	(0.3)
ESOP expense	2.3	0.9	4.5	0.8

	220.3	86.9	503.5	91.2

Income from continuing operations before minority interests and income taxes	33.4	13.1	48.9	8.8
Minority interests in earnings of consolidated entities	0.1	—	0.3	—

Income from continuing operations before income taxes	33.3	13.1	48.6	8.8
Provision for income taxes	13.2	5.2	18.0	3.3

Income from continuing operations	$20.1	7.9%	$30.6	5.5%

	Nine Months Ended September 30,
	2004		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$739.4	100.0%	$1,295.9	100.0%

Salaries and benefits	296.7	40.1	508.5	39.2
Supplies	95.4	12.9	173.4	13.4
Other operating expenses	123.9	16.7	216.7	16.7
Provision for doubtful accounts	64.0	8.7	128.2	9.9
Depreciation and amortization	34.5	4.7	68.1	5.4
Interest expense, net	9.7	1.3	38.3	3.0
Debt retirement costs	1.5	0.2	12.1	0.9
Transaction costs	—	—	43.2	3.3
ESOP expense	7.1	1.0	11.0	0.8

	632.8	85.6	1,199.5	92.6

Income from continuing operations before minority interests and income taxes	106.6	14.4	96.4	7.4
Minority interests in earnings of consolidated entities	0.7	0.1	0.8	—

Income from continuing operations before income taxes	105.9	14.3	95.6	7.4
Provision for income taxes	42.1	5.7	41.8	3.2

Income from continuing operations	$63.8	8.6%	$53.8	4.2%

For the Quarters Ended September 30, 2004 and 2005
      Revenues

	Three Months Ended			%
	September 30,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
Revenues (dollars in millions):
Same hospital	$242.9	$255.5	$12.6	5.0
Former Province hospitals	—	230.6	230.6	N/M
DRMC	—	45.4	45.4	N/M
Other acquisitions	10.8	20.9	10.1	93.5

	$253.7	$552.4	$298.7	117.7

Admissions:
Same hospital	21,827	21,621	(206)	(0.9)
Continuing operations	22,480	44,743	22,263	99.0

Equivalent admissions:
Same hospital	44,866	43,769	(1,097)	(2.4)
Continuing operations	46,378	88,457	42,079	90.7

Revenues per equivalent admission:
Same hospital	$5,420	$5,836	$416	7.7
Continuing operations	$5,470	$6,245	$775	14.2

Medicare case mix index:
Same hospital	1.19	1.22	0.03	2.5
Continuing operations	1.19	1.23	0.04	3.4

Average length of stay (days):
Same hospital	4.0	4.1	0.1	2.5
Continuing operations	4.0	4.2	0.2	5.0

Inpatient surgeries:
Same hospital	6,172	6,612	440	7.1
Continuing operations	6,427	13,138	6,711	104.4

Outpatient surgeries:
Same hospital	18,567	17,892	(675)	(3.6)
Continuing operations	19,367	34,460	15,093	77.9

Emergency room visits:
Same hospital	105,549	106,957	1,408	1.3
Continuing operations	110,369	210,999	100,630	91.2

Outpatient factor:
Same hospital	2.05	2.02	(0.03)	(1.3)
Continuing operations	2.06	1.98	(0.08)	(4.1)

Outpatient revenues as a percentage of total revenues:
Same hospital	51.3%	51.3%	0 bps	N/M

Inpatient Revenues
     Our increase in revenues were the result of the Province Merger and the DRMC and WCCH acquisitions (the “2005 Acquisitions”). Our same hospital revenues and revenues per equivalent admission increases were attributed to a large increase in higher acuity inpatient surgeries. We believe hurricanes Katrina and Rita negatively impacted our volumes during the third quarter of 2005 by an estimated 171 surgeries and 70 admissions. In addition, admissions to our inpatient rehabilitation units decreased by an estimated 253 cases as we have attempted to comply with the current phase-in schedule of the revised 75% Rule, as discussed above. This negatively impacted our revenues by approximately $3.0 million for the quarter ended September 30, 2005. The third quarter is historically our lowest volume quarter because of seasonality.
Outpatient Revenues
     Our same hospital outpatient revenues for the quarter ended September 30, 2005 increased by $6.2 million, or 5.0%, compared to the quarter ended September 30, 2004. This outpatient growth was largely driven by an increase in radiology procedures such as CT-scans and MRIs, and cardiac catheterization procedures. This increase was partially offset by a decrease in same-hospital outpatient surgeries as we continue to see more procedures being performed in physician offices and competing ambulatory surgery centers.
Other
     Adjustments to estimated reimbursement amounts increased our revenues by $1.7 million and $1.6 million for the quarters ended September 30, 2005 and 2004, respectively.
     The table below shows the sources of our revenues for the quarters ended September 30, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Same hospital
	2004	2005
Medicare	36.5%	36.1%
Medicaid	12.1	10.3
HMOs, PPOs and other private insurers	37.2	38.7
Self Pay	10.2	11.0
Other	4.0	3.9

Total	100.0%	100.0%

Expenses
      Salaries and Benefits

	Three Months Ended September 30,					%
		% of		% of	Increase	Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions):
Salaries and wages	$79.8	31.5%	$168.7	30.5%	$88.9	111.6%
Stock-based compensation	0.5	0.2	2.2	0.4	1.7	297.2
Employee benefits	19.2	7.6	39.3	7.1	20.1	104.1
Contract labor	2.6	1.0	7.7	1.4	5.1	193.8

	$102.1	40.3%	$217.9	39.4%	$115.8	113.2

ESOP expense (dollars in millions)	$2.3	0.9%	$4.5	0.8%	$2.2	95.8

Continuing operations:
Man-hours per equivalent admission	84.0	N/A	92.6	N/A	8.6	10.2
Salaries and benefits per equivalent admission	$2,084	N/A	$2,386	N/A	$302	14.5

Corporate office salaries and benefits (dollars in millions)	$4.8	1.9%	$6.1	1.1%	$1.3	27.1

Same hospital (dollars in millions):
Salaries and wages	$72.5	29.8%	$75.5	29.6%	$3.0	4.2
Employee benefits	17.7	7.3	19.0	7.4	1.3	7.3
Contract labor	2.4	1.0	2.6	1.0	0.2	7.3

	$92.6	38.1%	$97.1	38.0%	$4.5	4.9

Same hospital:
Man-hours per equivalent admission	83.1	N/A	85.1	N/A	2.0	2.3
Salaries and benefits per equivalent admission	$2,050	N/A	2,205	N/A	$155	7.5
     The large increase in salaries and benefits in the third quarter of 2005 as compared to the prior period is the result of the Province Merger and the 2005 Acquisitions. Contract labor as a percentage of revenues increased due to higher utilization of contract labor at the former Province hospitals and DRMC.
     Our man-hours per equivalent admission were higher at the former Province facilities (92.1) and at Danville Regional Medical Center (150.0) during the quarter ended September 30, 2005 than we have historically experienced.
     Our same hospital employee benefits as a percentage of revenues increased as a result of higher employee medical insurance costs.
     ESOP expense is calculated as approximately 2.5% of salaries and wages.

Supplies

	Three Months Ended			%
	September 30,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
Continuing operations:
Supplies (dollars in millions)	$32.2	$76.7	$44.5	138.6%
Supplies as a percentage of revenues	12.7%	13.9%	120 bps	N/M
Supplies per equivalent admission	$693	$865	$172	24.8%

Same hospital:
Supplies (dollars in millions)	$30.7	$32.9	$2.2	7.2%
Supplies as a percentage of revenues	12.6%	12.9%	30 bps	N/M
Supplies per equivalent admission	$686	$754	$68	9.8%
     Supplies increased as a result of the Province Merger and the 2005 Acquisitions. The increases as a percentage of revenues and supplies per equivalent admission were the result of higher pharmacy costs at the former Province hospitals than we have historically experienced, primarily in the oncology area. In addition, our same hospital costs for cardiology and orthopedic supplies increased, and we experienced higher supply costs as a percentage of revenues at DRMC (19.2%) and WCCH (17.4%) than we have historically incurred.
     Other Operating Expenses

	Three Months Ended
	September 30,
						%
		% of Net		% of Net	Increase	Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Other operating expenses (dollars in millions):
Professional fees	$3.5	1.4%	$9.1	1.7%	$5.6	162.9%
Utilities	4.3	1.7	11.0	2.0	6.7	154.6
Repairs and maintenance	5.3	2.1	10.9	2.0	5.6	104.3
Rents and leases	2.4	1.0	5.8	1.0	3.4	136.4
Insurance	3.1	1.2	4.3	0.8	1.2	35.6
HCA-IT expense	3.7	1.5	7.7	1.4	4.0	106.7
Physician recruiting	4.6	1.8	6.9	1.3	2.3	50.4
Contract services	8.6	3.4	18.9	3.4	10.3	120.0
Non-income taxes	4.1	1.6	7.6	1.4	3.5	82.6
Other	4.5	1.7	9.1	1.5	4.6	102.2

	$44.1	17.4%	$91.3	16.5%	$47.2	106.7

Corporate office other operating expenses (dollars in millions):	$2.6	1.0%	$5.6	1.0%	$3.0	117.5

Same hospital other operating expenses (dollars in millions):
Professional fees	$3.2	1.3%	$4.0	1.6%	$0.8	22.8
Utilities	4.1	1.7	4.9	1.9	0.8	19.9
Repairs and maintenance	5.0	2.1	5.6	2.2	0.6	11.4
Rents and leases	1.9	0.8	2.0	0.8	0.1	3.9
Insurance	2.7	1.1	1.1	0.4	(1.6)	(60.4)
HCA-IT expense	3.6	1.5	3.9	1.5	0.3	9.6
Physician recruiting	4.1	1.7	4.4	1.7	0.3	8.0
Contract services	7.9	3.2	8.3	3.2	0.4	6.0
Non-income taxes	3.9	1.6	4.2	1.7	0.3	9.2
Other	2.9	1.1	1.7	0.7	(1.2)	(44.8)

	$39.3	16.1%	$40.1	15.7%	$0.8	2.1

     Our other operating expenses are generally not volume driven. Our large increase in other operating expenses is attributable to the Province Merger and the 2005 Acquisitions. Our professional and general liability insurance expense on a same hospital basis was $0.8 million during the quarter ended September 30, 2005 compared to $2.0 million in the quarter ended September 30, 2004. This decrease relates to favorable loss experience as reflected in our quarterly external actuarial reports as a result of our implementation of risk management programs, risk assessment surveys and follow-up, and quality care programs that we instituted. Our HCA-IT expense for the quarter increased as a result of more hospitals utilizing the HCA information system and additional information system conversion fees as a result of our recent acquisitions.
      Provision for Doubtful Accounts

	Three Months Ended			%
	September 30,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
Continuing operations (dollars in millions):
Provision for doubtful accounts	$24.4	$63.9	$39.5	162.3%
Percentage of revenues	9.6%	11.6%	200 bps	N/M
Charity care write-offs	$1.7	$7.6	$5.9	344.7%
Same hospital (dollars in millions):
Provision for doubtful accounts	$23.0	$23.9	$0.9	4.5%
Percentage of revenues	9.4%	9.3%	(10) bps	N/M
Charity care write-offs	$1.7	$2.3	$0.6	31.9%
     We have implemented numerous programs at our facilities to increase cash collections at the time services are provided without limiting the access to healthcare services for those unable to pay for such services. The provision for doubtful accounts relate primarily to self-pay amounts due from patients. Our self-pay revenues increased as a result of the changes in the eligibility requirements of the TennCare program (approximately $1.2 million of increased self-pay revenues) and the effects of hurricanes Katrina and Rita (an estimated $1.3 million). The provision for doubtful accounts as a percentage of revenues is higher at the former Province hospitals (14.0%), WCCH (10.8%) and DRMC (11.5%) than we have historically incurred. Overall, the factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and health care plan design changes that resulted in increased copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in the “Critical Accounting Estimates” section of this Form 10-Q and our Form 10-K for the year ended December 31, 2004.
      Depreciation and amortization
     Our depreciation and amortization expense increased primarily as a result of the Province Merger and the 2005 Acquisitions. Our same hospital depreciation and amortization expense increased slightly as a result of capital improvements at our facilities. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Three Months Ended
	September 30,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same hospital	$11.4	$11.9	$0.5	4.5%
Former Province hospitals	—	11.8	11.8	N/M
DRMC	—	2.9	2.9	N/M
Other acquisitions/corporate office	0.7	1.5	0.8	114.1

	$12.1	$28.1	$16.0	132.6

      Interest Expense

	Three Months Ended
	September 30,		Increase
	2004	2005	(Decrease)
Interest expense (dollars in millions):
Bank Credit Agreement, including commitment fees	$0.4	$—	$(0.4)
Senior credit facility, including commitment fees	—	18.2	18.2
Senior subordinated credit agreement	—	1.5	1.5
4 1/2% convertible notes, due 2009	2.5	—	(2.5)
7 1/2% senior subordinated notes	—	0.1	0.1
3 1/4% convertible notes, due 2025	—	1.0	1.0
Other	0.1	0.1	—

	3.0	20.9	17.9
Amortization of deferred loan costs	0.4	1.3	0.9
Less:
Discontinued operations interest expense allocation	—	(0.3)	(0.3)
Interest income	(0.1)	(0.4)	(0.3)
Capitalized interest	(0.2)	(1.1)	(0.9)

	$3.1	$20.4	$17.3

     Our increase in interest expense during the third quarter of 2005 as compared to the same period of 2004 is a direct result of the increases in debt associated with the Province Merger, the 2005 Acquisitions and the refinancing of our 4 1/2% Convertible Notes. For a further discussion, see the “Debt” section under “Liquidity and Capital Resources.”
     Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
	2004	2005	(Decrease)
Provision for income taxes (dollars in millions)	$13.2	$18.0	$4.8
Effective income tax rate	39.7%	37.1%	(260) bps
     The decrease in our effective income tax rate relates primarily to the recognition of the income tax benefit related to debt retirement costs attributed to the extinguishment of our 4 1/2% Convertible Subordinated Notes during the second quarter of 2005, for which no income tax benefit was originally recognized. Based upon further research and refinement of the estimate, we concluded that the debt retirement costs would be deductible, and accordingly, recognized the income tax benefit during the third quarter of 2005.

For the Nine Months Ended September 30, 2004 and 2005
     Revenues

	Nine Months Ended
	September 30,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Revenues (dollars in millions):
Same hospital	$728.7	$776.4	$47.7	6.5%
Former Province hospitals	—	428.1	428.1	N/M
DRMC	—	45.4	45.4	N/M
Other acquisitions	10.7	46.0	35.3	329.9

	$739.4	$1,295.9	$556.5	75.3

Admissions:
Same hospital	68,350	69,494	1,144	1.7
Continuing operations	69,003	109,832	40,829	59.2

Equivalent admissions:
Same hospital	136,563	136,834	271	0.2
Continuing operations	138,075	215,381	77,306	56.0

Revenues per equivalent admission:
Same hospital	$5,338	$5,674	$336	6.3
Continuing operations	$5,355	$6,017	$662	12.4

Medicare case mix index:
Same hospital	1.17	1.20	0.03	2.6
Continuing operations	1.17	1.21	0.04	3.4

Average length of stay (days):
Same hospital	4.1	4.1	—	—
Continuing operations	4.1	4.1	—	—

Inpatient surgeries:
Same hospital	19,480	19,482	2	—
Continuing operations	19,735	31,290	11,555	58.6

Outpatient surgeries:
Same hospital	55,575	55,239	(336)	(0.6)
Continuing operations	56,375	84,454	28,079	49.8

Emergency room visits:
Same hospital	307,388	317,011	9,623	3.1
Continuing operations	312,208	501,729	189,521	60.7

Outpatient factor:
Same hospital	2.00	1.97	(0.03)	(1.6)
Continuing operations	2.00	1.96	(0.04)	(2.0)

Outpatient revenues as a percentage of total revenues:
Same hospital	50.6%	48.8%	(180) bps	N/M

     Inpatient Revenues
     Our increase in revenues during the first nine months of 2005 is a result of the Province Merger and the 2005 Acquisitions. We have attempted to comply with the current phase-in schedule of the revised 75% Rule, which negatively impacted our volumes for the nine months ended September 30, 2005 by approximately 430 lower admissions. This negatively impacted our revenues by approximately $5.2 million for the nine months ended September 30, 2005.
     Our revenues per equivalent admission increased as a result of higher intensity same hospital cardiology cases and overall higher acuity at the former Province facilities and DRMC.
     Outpatient Revenues
     Our outpatient revenues growth was largely driven by an increase in radiology procedures such as CT-scans and MRIs, and cardiac catheterization procedures. This increase was offset by a decrease in same hospital outpatient surgeries and nuclear medicine cases as a result of more procedures being performed in physician offices and competing ambulatory surgery centers.
     Other
     Adjustments to estimated reimbursement amounts increased our revenues by $6.5 million for the nine months ended September 30, 2005 compared to increasing our revenues by $7.1 million for the nine months ended September 30, 2004. Of the $7.1 million in revenues during the nine months ended September 30, 2004, $3.2 million related to the confirmation of CMS of a Medicare DSH designation at one our hospitals.
     The table below shows the sources of our revenues for the nine months ended September 30, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Same hospital
	2004	2005
Medicare	37.0%	37.1%
Medicaid	11.1	10.8
HMOs, PPOs and other private insurers	38.5	38.8
Self Pay	9.2	9.4
Other	4.2	3.9

Total	100.0%	100.0%

Expenses
     Salaries and Benefits

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions):
Salaries and wages	$229.9	31.0%	$393.6	30.3%	$163.7	71.2%
Stock-based compensation	1.3	0.2	4.4	0.3	3.1	238.4
Employee benefits	56.0	7.6	94.2	7.3	38.2	68.2
Contract labor	9.5	1.3	16.3	1.3	6.8	72.3

	$296.7	40.1%	$508.5	39.2%	$211.8	71.4

ESOP expense (dollars in millions)	$7.1	1.0%	$11.0	0.8%	$3.9	55.1

Continuing operations:
Man-hours per equivalent admission	83.2	N/A	87.5	N/A	4.3	5.2
Salaries and benefits per equivalent admission	2,036	N/A	2,245	N/A	209	10.3

Corporate office salaries and benefits (dollars in millions)	$12.9	1.7%	$20.9	1.6%	$8.0	62.7

Same hospital (dollars in millions):
Salaries and wages	$216.5	29.7%	$227.2	29.3%	$10.7	5.0
Employee benefits	53.4	7.3	56.9	7.3	3.5	6.4
Contract labor	9.1	1.3	7.6	1.0	(1.5)	(16.9)

	$279.0	38.3%	$291.7	37.6%	$12.7	4.6

Same hospital:
Man-hours per equivalent admission	83.0	N/A	82.1	N/A	(0.9)	(1.1)
Salaries and benefits per equivalent admission	2,025	N/A	2,122	N/A	97	4.8
Our salaries and benefits increased primarily as a result of the Province Merger and the 2005 Acquisitions.
     Supplies

	Nine Months Ended
	September 30,
			Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Continuing operations:
Supplies (dollars in millions)	$95.4	$173.4	$78.0	81.9%
Supplies as a percentage of revenues	12.9%	13.4%	50 bps	N/M
Supplies per equivalent admission	$687	$806	$119	17.3

Same hospital:
Supplies (dollars in millions)	$93.7	$101.1	$7.4	7.9
Supplies as a percentage of revenues	12.9%	13.0%	10 bps	N/M
Supplies per equivalent admission	$684	$742	$58	8.5%
     Our supplies expense as a percentage of revenues and per equivalent admission increased as a result of higher intensity cardiology cases, higher utilization of drug eluding stents and oncology drugs and a higher percentage of supply cost at DRMC than we have historically experienced.

     Other Operating Expenses

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Other operating expenses (dollars in millions):
Professional fees	$9.6	1.3%	$20.1	1.6%	$10.5	110.4%
Utilities	12.4	1.7	23.5	1.8	11.1	90.2
Repairs and maintenance	14.9	2.0	24.7	1.9	9.8	65.6
Rents and leases	7.0	0.9	12.9	1.0	5.9	83.6
Insurance	8.7	1.2	13.2	1.0	4.5	51.6
HCA-IT expense	11.4	1.5	18.0	1.4	6.6	57.5
Physician recruiting	10.2	1.4	19.8	1.5	9.6	93.8
Contract services	23.9	3.2	44.1	3.4	20.2	84.6
Non-income taxes	11.4	1.5	19.6	1.5	8.2	72.6
Other	14.4	2.0	20.8	1.6	6.4	43.8

	$123.9	16.7%	$216.7	16.7%	$92.8	74.8

Corporate office other operating expenses (dollars in millions):	$7.9	1.1%	$14.5	1.1%	$6.6	85.1

Same hospital other operating expenses (dollars in millions):
Professional fees	$9.2	1.3%	$11.1	1.4%	$1.9	20.8
Utilities	12.1	1.7	13.4	1.7	1.3	11.0
Repairs and maintenance	14.7	2.0	16.0	2.1	1.3	9.2
Rents and leases	6.1	0.8	6.1	0.8	—	0.6
Insurance	7.5	1.0	4.9	0.6	(2.6)	(34.8)
HCA-IT expense	11.0	1.5	11.8	1.5	0.8	8.0
Physician recruiting	9.7	1.3	10.3	1.3	0.6	6.4
Contract services	22.8	3.1	24.9	3.2	2.1	9.5
Non-income taxes	11.0	1.5	13.2	1.7	2.2	20.3
Other	9.7	1.3	8.9	1.2	(0.8)	(9.3)

	$113.8	15.5%	$120.6	15.5%	$6.8	6.0

     Our other operating expenses are generally not volume driven. Our large increase is because of the Province Merger and the 2005 Acquisitions. Our same hospital professional and general liability insurance expense was $3.9 million for the nine months ended September 30, 2005 compared to $6.4 million for the nine months ended September 30, 2004. This decrease relates to favorable loss experience as reflected in our quarterly actuarial reports. We believe this favorable loss experience is a direct result of our implementation of risk management programs, risk assessment surveys and follow-up, and quality care programs that we instituted. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA information system and additional information system conversion fees as a result of our recent acquisitions.

     Provision for doubtful accounts

	Nine Months Ended
	September 30,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Continuing operations (dollars in millions):
Provision for doubtful accounts	$64.0	$128.2	$64.2	100.3%
Percentage of revenues	8.7%	9.9%	120 bps	N/M
Charity care write-offs	$6.0	$15.1	$9.1	152.2%

Same hospital (dollars in millions):
Provision for doubtful accounts	$62.6	$64.6	$2.0	3.4%
Percentage of revenues	8.6%	8.3%	(30) bps	N/M
Charity care write-offs	$6.0	$6.3	$0.3	4.7%
     We have implemented numerous programs at our facilities to increase cash collections at the time services are provided without limiting the access to healthcare services for those unable to pay for such services. The provision for doubtful accounts relates primarily to self-pay amounts due from patients. Our provision for doubtful accounts increased primarily due to a combination of broad economic factors, including the increased number of uninsured patients, health care plan design changes that resulted in increased copayments and deductibles, the effects of hurricanes Katrina and Rita, and changes in eligibility in the TennCare program. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in the “Critical Accounting Estimates” section of this Form 10-Q and our Form 10-K for the year ended December 31, 2004.
      Depreciation and amortization
     Our depreciation and amortization expense increased primarily as a result of the Province Merger and the 2005 Acquisitions. Our same hospital depreciation and amortization expense increased as a result of capital improvements at our facilities. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same hospital	$33.6	$37.2	$3.6	10.8%
Former Province hospitals	—	24.5	24.5	N/M
DRMC	—	2.9	2.9	N/M
Other acquisitions/corporate office	0.9	3.5	2.6	309.5

	$34.5	$68.1	$33.6	97.6

     Interest Expense

	Nine Months Ended
	September 30,		Increase
	2004	2005	(Decrease)
Interest expense (in millions):
Bank Credit Agreement, including commitment fees	$1.1	$—	$(1.1)
Senior credit facility, including convert fees	—	31.2	31.2
Senior subordinated credit agreement	—	2.1	2.1
4 1/2% convertible notes, due 2009	8.1	4.5	(3.6)
4 1/4% convertible notes, due 2008	—	0.3	0.3
7 1/2% senior subordinated notes	—	0.2	0.2
3 1/4% convertible senior subordinated debentures, due 2025	—	1.0	1.0
Other	0.3	0.2	(0.1)

	9.5	39.5	30.0
Amortization of deferred loan costs	1.1	2.8	1.7
Less:
Discontinued operations interest expense allocation	—	(0.3)	(0.3)
Interest income	(0.3)	(1.4)	(1.1)
Capitalized interest	(0.6)	(2.3)	(1.7)

	$9.7	$38.3	$28.6

     Our increase in interest expense during the first nine months of 2005 is primarily a direct result of the increases in debt associated with the Province Merger, the 2005 Acquisitions and the refinancing of the 4 1/2% Convertible Notes, due 2009. For a further discussion, see the “Debt” section under “Liquidity and Capital Resources”.

     Debt retirement costs
     Our debt retirement costs for the nine months ended September 30, 2005 increased to $12.1 million as compared to $1.5 million in the nine months ended September 30, 2004. Debt retirement costs incurred during the nine months ended September 30, 2005 are as follows (in millions):

	Nine Months Ended
	September 30,
	2004	2005
Legal fees for retirement of assumed Province debt, our convertible notes and previous credit facility	$—	$1.1
Tender premiums paid on convertible notes	0.9	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	0.6	5.7
Creditor fees and other expenses	—	0.5

	$1.5	$12.1

     Transaction costs
     Transaction costs of $43.2 million were incurred during the nine months ended September 30, 2005 in connection with the Province Merger, comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	7.3
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$43.2

     Provision for Income Taxes

	Nine Months Ended
	September 30,		Increase
	2004	2005	(Decrease)
Provision for income taxes (dollars in millions)	$42.1	$41.8	$(0.3)
Effective income tax rate	39.8%	43.8%	400 bps
     The increase in the effective income tax rate in the nine months ending September 30, 2005 relates primarily to the non-deductibility of certain debt retirement costs and certain transaction costs.

Liquidity and Capital Resources
     Liquidity
     Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that internally generated cash flows will be adequate to service outstanding debt, finance internal growth, fund capital expenditures and certain small to mid-size acquisitions.
     Summarized cash flow information for the three and nine months ended September 30, 2004 and 2005, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net cash provided by continuing operating activities	$42.8	$68.8	$114.7	$199.3
Purchase of property and equipment	(21.3)	(48.4)	(56.7)	(108.8)

Free operating cash flow	21.5	20.4	58.0	90.5
Acquisitions	(1.3)	(3.6)	(27.8)	(963.3)
Proceeds from sale of hospital	—	—	—	32.5
Proceeds from borrowings	—	375.0	30.0	1,967.0
Payments on borrowings	(30.0)	(402.7)	(79.9)	(1,111.9)
Payment of debt issue costs	—	(8.9)	—	(40.7)
Proceeds from exercise of stock options	0.2	1.7	7.7	43.3
Other	(0.4)	0.1	(0.2)	(2.9)
Cash provided by discontinued operations	0.9	4.2	0.9	6.1

Net (decrease) increase in cash and cash equivalents	$(9.1)	$(13.8)	$(11.3)	$20.6

     The principal uses of our cash flows from operations are to fund our capital expenditures and small to mid-size acquisitions and repayments on our debt borrowings. It is not our intent to maintain large cash balances.
     Working Capital
     Net working capital is summarized as follows for the periods presented (dollars in millions):

	December 31,	September 30,	Increase
	2004	2005	(Decrease)
Total current assets	$227.8	$418.0	$190.2
Total current liabilities	79.2	187.9	108.7

Net working capital	$148.6	$230.1	$81.5

Current ratio	2.88	2.22

     Our current assets and current liabilities increased primarily as a result of the business combination with Province and 2005 Acquisitions.

     Capital Expenditures
     A summary of our capital expenditures for the quarter and nine months ended September 30, are as follows for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Capital projects	$14.3	$28.4	$36.9	$65.4
Routine	5.2	15.9	15.0	28.7
Purchase of buildings	—	—	—	3.2
Information systems	1.8	4.1	4.8	11.5

	$21.3	$48.4	$56.7	$108.8

Depreciation expense	$11.9	$27.9	$33.9	$67.4

Percentage of capital expenditures to depreciation expense	179.0%	173.5%	167.3%	161.4%

     We have a formal and intensive review procedure for the authorization of significant capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discount cash flow return on investment exceeds our cost of capital. We will continue to invest in modern technologies, emergency rooms and operating rooms expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care.
     Debt
     The analysis and roll-forward of our debt is as follows (in millions):

	Balance as of	Proceeds from	Payments of		Balance as of
	December 31, 2004	Debt Borrowings	Borrowings (g)	Other	September 30, 2005
Senior Credit Facility:
Term B Loans (a) (e)	$—	$1,400.0	$(73.1)	$—	$1,326.9
Revolving Credit Loans (b) (e)	—	150.0	(150.0)	—	—

Senior Subordinated Credit Agreement (c) (d)	—	192.0	(192.0)	—	—

Previous Province Credit Facility (a) (f)	—	—	(27.0)	27.0	—

Province’s 7 1/2% Senior Subordinated Notes (a) (f)	—	—	(193.9)	200.0	6.1

Province’s 4 1/4% Convertible Subordinated Notes (a) (f)	—	—	(172.4)	172.5	0.1

Province’s 4 1/2% Convertible Subordinated Notes (a) (f)	—	—	(76.0)	76.0	—

LifePoint’s 4 1/2% Convertible Subordinated Notes (c)	221.0	—	(185.1)	(35.9)	—

3 1/4% Convertible Senior Subordinated Debentures (d)	—	225.0	—	—	225.0

Other, including capital leases (f)	—	—	—	3.4	3.4

	$221.0	$1,967.0	$(1,069.5)	$443.0	$1,561.5

(a)	Represents the borrowings of $1,250.0 million of Term B Loans to finance the merger with Province and repay the Province assumed debt.

(b)	Represents the borrowings of $150.0 million in the form of the Revolving Loans, proceeds of which were used in connection with the Danville acquisition. The Revolving Loans were borrowed as a temporary financing until the Incremental Term B Loans could be borrowed.

(c)	Represents the borrowings under the Senior Subordinated Credit Agreement to purchase and retire $185.1 million of the 4 1/2% Convertible Subordinated Notes, another $35.9 million of the 4 1/2% Convertible Subordinated Notes were converted to 757,482 shares of common stock.

(d)	Represents the issuance of the 3 1/4% Convertible Senior Subordinated Debentures, proceeds of which were used to retire the Senior Subordinated Credit Agreement. The Senior Subordinated Credit Agreement was entered into as a temporary financing until we could issue the 3 1/4% Convertible Senior Subordinated Debentures.

(e)	Represents the borrowings of $150.0 million in the form of the Incremental Term B Loans, proceeds of which were used to repay the $150.0 million of the Revolving Credit Loans.

(f)	Represents the assumption of debt in connection with the business combination with Province.

(g)	Payments on borrowings do not include $42.3 million of premiums paid to retire such debt.

	December 31,	September 30,	Increase
	2004	2005	(Decrease)
Current portion of long-term debt	$—	$0.5	$0.5
Long-term debt	221.0	1,561.0	1,340.0

Total debt	221.0	1,561.5	1,340.5

Total stockholders’ equity	509.5	1,258.8	749.3

Total capitalization	$730.5	$2,820.3	$2,089.8

Total debt to total capitalization	30.3%	55.4%	N/M

Percentage of:
Fixed rate debt	100.0%	15.0%
Variable rate debt	—	85.0

	100.0%	100.0%

Percentage of:
Senior debt	—	85.2%
Subordinated debt	100.0	14.8

	100.0%	100.0%

     The incurrence of additional debt related primarily to the business combination with Province ($1,250.0 million), the DRMC Acquisition ($150.0 million) and the ultimate refinancing of the 4 1/2% convertible notes ($225.0 million). Our cash flows generated from operations were applied to the paydown of this debt. We financed the business combination with Province and the DRMC acquisition with senior variable rate debt due to the favorable market conditions and the ability to pre-pay such debt without penalties.
Capital Resources
  New Senior Secured Credit Facilities
     On April 15, 2005, in connection with the business combination with Province, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. On August 23, 2005, we exercised our right under the Credit Agreement in connection with additional tranches of Term B Loans by borrowing $150.0 million in the form of the incremental Term B loans (the “Incremental Term B Loans”).
     Interest on the outstanding balances of the Term B Loans is payable, at our option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at Adjusted LIBO Rate plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR or Adjusted LIBO rate plus a margin. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the Eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less then 2.00:1.00 to greater than 4.50:1.00.
     In connection with the business combination with Province, we made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of September 30, 2005, the applicable annual interest rate under the Term B Loans was approximately 5.435%. The 60-day Adjusted LIBOR was 3.81% at September 30, 2005. The weighted average applicable annual interest rate since April 15, 2005 under the Term B Loans was 4.929%.
     The Term B Loans outstanding principal balances are scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. We made early installment payments under the Term B Loans of $12.5 million, $40.6 million and $20.0 million during the nine months ended September 30, 2005. These installment payments extinguish our required repayments through June 30, 2009. The remaining balances of the Term B Loans are scheduled to be repaid in the seventh year in four equal installments of $293.8 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     Effective June 30, 2005, the Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.00:1.00 for the period ending September 30, 2005, 3.25:1.00 for the period ending on December 31, 2005, 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	September 30, 2005
Minimum Interest Coverage Ratio	≥ 3.00:1.00	6.16
Maximum Total Leverage Coverage Ratio	≤ 4.75:1.00	3.47
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the Danville Acquisition, we borrowed $150.0 million in the form of Revolving Loans. On August 23, 2005, we executed an Incremental Facility Amendment borrowing $150.0 million under the Incremental Term Loan, the proceeds of which were used to pay the $150.0 million borrowed under the Revolving Loans.
     As of September 30, 2005, we had $23.6 million in letters of credit outstanding under the revolving loans. Of the $23.6 million in letters of credit outstanding as of September 30, 2005, $23.5 million was related to self-insured retention level of our general and professional liability insurance and worker’s compensation programs as security for payment of claims and $0.1 million was related to certain utility companies.
     On October 14, 2005, we entered into an amendment to the Credit Agreement. The amendment provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300.0 million to $600.0 million and certain other amendments and clarifications.
     Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our costs of borrowings.
     Debt Ratings
     Our debt is rated by two credit rating agencies designated as Nationally Recognized Statistically Rating Organizations (“NRSRO”) by the United States Securities and Exchange Commission (“SEC”):
•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”).

     A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our recent ratings are primarily a reflection of the rating agencies’ concern regarding our higher leverage and increased activity in acquisitions.
     The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

	Moody’s			S&P
	Senior	Senior Implied
	Unsecured	Issuer		Issuer
Date	Issuer Rating	Rating	Outlook	Rating	Outlook

April 1999	—	—	—	B+	Stable
October 1999	—	B1	Stable	B+	Stable
February 2001	—	B1	Positive	B+	Stable
May 2001	—	Ba3	Stable	B+	Stable
June 2001	B2	Ba3	Stable	BB-	Stable
June 2002	B2	Ba3	Stable	BB-	Stable
December 2003	B2	Ba3	Stable	BB	Stable
August 2004	B2	Ba3	Negative	BB	Negative
March 2005	B2	Ba3	Stable	BB	Stable
July 2005	B2	Ba3	Stable	BB	Negative

Note: Dates represent a change in our rating or outlook
     Senior Subordinated Credit Agreement
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
     We repaid the Senior Subordinated Credit Agreement on August 4, 2005 in connection with the issuance of 3 1/4% Convertible Senior Subordinated Debentures due August 10, 2025. We cannot borrow further amounts under this credit agreement. We incurred a charge to debt retirement costs of $2.1 million, or $0.02 per diluted share amount related to the deferred loan costs for the three months ended September 30, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.
     Previous Credit Facilities
     In connection with the business combination with Province, we repaid the $27.0 million outstanding principal balance under the Province senior credit facility. At the time of the business combination with Province, we had no amounts outstanding under our prior senior credit facility.
     Province 7 1/2% Senior Subordinated Notes
     In connection with the business combination with Province, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% senior subordinated notes due 2013 was purchased and subsequently retired. The fair value assigned to the 7 1/2% senior subordinated notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% notes in connection with Province’s consent solicitation with respect to such 7 1/2% notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% notes that were not tendered pursuant to such tender offer.

     The remaining $6.1 million outstanding principal amount of 7 1/2% notes bear interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. We may redeem all or a portion of the 7 1/2% notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
     Province 4 1/4% Convertible Subordinated Notes
     In connection with the business combination with Province, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the 4 1/4% convertible subordinated notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.
     Province 4 1/2% Convertible Subordinated Notes
     In connection with the business combination with Province, Province redeemed all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding, May 16, 2005, the redemption date.
     Historic LifePoint’s 4 1/2% Convertible Subordinated Notes
     Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date which was June 15, 2005. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of our Common Stock at a conversion price of $47.36. The closing market price of our Common Stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of our Common Stock. Approximately $185.1 million in aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred finance costs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the nine month periods ended September 30, 2005. Deferred finance costs of $0.6 million were subtracted from the $35.9 million of principal converted and included in stockholders’ equity.
     3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, we sold $225.0 million of our Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay the indebtedness under the Senior Subordinated Credit Agreement, described above, and for working capital and general corporate purposes. The 3 1/4% Debentures bears interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
     The 3 1/4% Debentures are convertible (subject to certain limitations imposed by our Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods, (2) if the trading price of the 3 1/4% Debentures have been called for redemption, or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as defined in the indenture governing the securities (“the conversion value”) and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness the Company may incur in the future. In certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible because of the Credit Agreement and holders of the 3 1/4% Debentures will not be able to declare an event of default or an event of default under the 3 1/4% Debentures.
     The conversion rate is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock. Since the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during the third quarter of 2005 was trading below the conversion price of $61.22 per share of our common stock, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.
     On or after February 20, 2013, we may redeem for cash some or all of the 3 1/4% Debentures at any time at a price equal to 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest.
     The indenture for the 3 1/4% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants or other provisions to protect holders of the 3 1/4% Debentures in the event of a highly leveraged transaction or fundamental change.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2005 to be in a range of $140.0 million to $150.0 million, including capital expenditures at facilities acquired from Province and otherwise during 2005. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2005, we had projects under construction with an estimated additional cost to complete and equip of approximately $117.9 million. We anticipate that these projects will be completed over the next three years. See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.
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
     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends.
     We believe that cash flows from operations, amounts available under our credit facility and our anticipated access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the next three years.
Contractual Obligations
     We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. As a result of the Province Merger and 2005 Acquisitions, the following table updates our significant contractual obligations as of September 30, 2005 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period
		(3 months)
Contractual Obligations	Total	2005	2006-2007	2008-2009	After 2009

Long-term debt obligations (a)	$2,182.8	$18.3	$159.8	$166.1	$1,838.6
Capital lease obligations	4.2	0.2	1.4	1.1	1.5
Operating lease obligations (b)	61.1	3.8	20.7	13.4	23.2
Other long-term liabilities (c)	0.4	0.2	0.2	—	—
Purchase obligations (d)	263.4	39.6	150.6	69.9	3.3

Total	$2,511.9	$62.1	$332.7	$250.5	$1,866.6

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These obligations are explained further in Note 3 to our condensed consolidated financial statements in this report.

(b)	We enter into operating leases in the normal course of business. Substantially all of our lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. The above table reflects our future minimum operating lease payments.

(c)	We had a $60.0 million other long-term liability balance on our condensed consolidated balance sheet as of September 30, 2005. This balance reflected a $55.9 million reserve for professional and general liability claims and $4.1 million related to other liabilities. We excluded the $55.9 million reserve for professional and general liability claims and $4.1 million of other liabilities from this table due to the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please refer to the “Critical Accounting Estimates — Professional and General Liability Reserves” in our 2004 Annual Report on Form 10-K for more information.

(d)	The following table summarizes our significant purchase obligations as of September 30, 2005 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period
Purchase Obligations	Total	(3 months) 2005	2006-2007	2008-2009	After 2009

HCA-IT services (e)	$115.7	$3.6	$51.9	$60.2	$—
Capital expenditure obligations (f)	66.3	21.5	38.8	3.1	2.9
Physician commitments (g)	17.0	4.2	12.8	—	—
GEMS obligations (h)	24.9	1.9	20.4	2.6	—
Other purchase obligations (i)	39.5	8.4	26.7	4.0	0.4

Total	$263.4	$39.6	$150.6	$69.9	$3.3

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that was recently extended through December 31, 2009. Please refer to the “Arrangements Relating to the Distribution” section in Part I, Business in our 2004 Annual Report on Form 10-K for more information. The amounts in the above table are based on estimated fees that will be charged to our hospitals as of September 30, 2005 with an annual fee increase that is capped by the consumer price index increase. We used a 4.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $117.9 million as of September 30, 2005. Since we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. In addition, as discussed in Part I, Item 3, Legal Proceedings of our 2004 Annual Report on From 10-K, we may be required to make significant expenditures in order to bring our facilities into compliance with the ADA. We are currently unable to estimate the costs that could be associated with modifying our facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities.

(g)	In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance a maximum amount of approximately $42.5 million as of September 30, 2005. The actual amount of such commitments to be advanced often depends upon the financial results of a physician’s private practice during the loan period. The physician commitment amounts reflected in the above table were estimated based on our historical amounts actually paid to physicians.

(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on March 31, 2008. The amounts in the above table reflect our obligation based on the equipment we owned as of September 30, 2005.

(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of September 30, 2005.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $23.6 million as of September 30, 2005. Of the $23.6 million outstanding, $23.5 of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims.
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
Forward-Looking Statements
     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:
•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.
In this report, for example, we make forward-looking statements discussing our expectations about:
•	integration of our recent acquisitions;

•	future financial performance;

•	future liquidity and capital resources;

•	industry trends;

•	patient volumes and related revenues;

•	recruiting and retention of physicians and clinical personnel;

•	future capital expenditures;

•	our contractual obligations;

•	the impact of new accounting standards; and

•	future acquisitions.
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
     We have substantial indebtedness. As of September 30, 2005, our consolidated debt was approximately $1,561.5 million. We also may draw upon revolving credit loans in an aggregate principal amount of up to $300 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. In addition, our senior credit agreement contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $400 million under the term facility and up to $100 million under the revolving facility, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.
     Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:
•	Under our senior credit agreement, we will be required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted.

•	We may be vulnerable in the event of downturns and adverse changes in our hospitals’ businesses, in our industry, or in the economy generally, such as the implementation by the government of further limitations on reimbursement under Medicare and Medicaid, because of our need for increased cash flow.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.

•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•	Any borrowings we complete at variable interest rates expose us to increases in interest rates generally.

•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether or not we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

A substantial portion of the Company’s indebtedness consists of floating rate debt which exposes the Company to interest rate risk.
     A substantial portion of the Company’s indebtedness consists of floating rate debt which is at variable rates of interest and exposes the Company to interest rate risk. Changes in the interest rates generally will not impact the fair market value of the floating rate debt instruments but could have a material adverse affect on our results of operations. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness will increase, even though the amount borrowed will remain the same.
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
     We have recognized a pretax charge to operations for transaction costs as of September 30, 2005, of $43.2 million, which is comprised of $26.4 million as a result of conforming Province’s accounts receivable to our accounting policies, $7.3 million relating to assumed liabilities, $4.2 million relating to retention bonuses to former Province employees and $5.3 million relating to compensation expense, primarily in the form of restricted stock vesting as a result of the business combination with Province. Additional unanticipated costs may be incurred in future periods to integrate the businesses of LifePoint and Province. If the benefits of the Province business combination do not exceed its associated costs, our financial results could be adversely affected.
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
     In addition, following consummation of the acquisition of the five hospitals from HCA, together with our recent hospital acquisitions since the Province business combination, we will also have significant hospital concentrations in the states of Virginia and West Virginia.
     Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in Kentucky, Tennessee, Alabama and Louisiana could have a material adverse effect on our business, financial condition, results of operations and/or prospects. Tennessee has begun implementation of significant reductions in the state-sponsored TennCare program. As benefits are reduced and a significant number of beneficiaries are removed from the program, these changes could materially reduce the amount we receive from the TennCare program.

We may be required to make significant capital expenditures in order to bring our facilities into compliance with the Americans with Disabilities Act.
     The Americans with Disabilities Act, or the ADA, generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of Historic LifePoint’s hospitals alleging non-compliance with the accessibility guidelines of the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by- facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of September 30, 2005, the plaintiffs have conducted inspections at 22 of Historic LifePoint’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of our facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We are currently anticipating that the costs associated with modifying three of these facilities will be approximately $1.0 million. We currently do not have an estimate of our anticipated costs for modifications at the remaining seven facilities. Therefore, there can be no assurance that the actual costs we incur to comply with the ADA will not have an adverse effect on our business, financial condition or results of operations.
     The Province facilities have not been made parties to the class action lawsuit. If, in the future, Province’s facilities become subject to the class action lawsuit, we may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Moreover, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states.
     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Ten states in which we currently operate hospitals (Alabama, Florida, Kentucky, Louisiana, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia) require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.
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
We may continue to see the growth of uninsured and patient due accounts and deterioration in the collectibility of these accounts could adversely affect our results of operations and cash flows.
     Our primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients.
     The amount of the provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that result in increasing the proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts could adversely affect our collections of accounts receivable, cash flows and results of operations.
Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have hospitals, including weather conditions.
     Our revenues and volume trends will be predicated on many factors, including physicians’ clinical decisions on patients, physicians’ availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornados, current local economic and demographic changes, the intensity and timing of yearly flu outbreaks and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the Untied States. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management.
If we fail to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
     Technological advances, potentially with respect to cathode-ray tube (CTs), magnetic resonance imaging (MRIs) and positron emission tomography scanner (PETs) equipment are continually evolving. In addition, the manufacturers of such equipment provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must constantly be challenging our equipment needs and upgrading equipment as a result of technological improvements. Such equipment costs range from $0.8 million to $4.5 million exclusive of construction costs.
     Physicians generally direct the majority of hospital admissions and services. In addition, competition among hospitals and service providers including outpatient facilities and services performed in physician offices for patients has intensified in recent years and we complete with other hospitals including larger tertiary care centers located in metropolitan areas. The direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.
We continue to see rising costs as it relates to construction materials and labor. Such increased costs could have an adverse affect on the cash flow return on investment relating to our projects.
     Due to the recent global and regional events, the cost of construction materials and labor has significantly increased. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to Hurricanes Katrina and Rita. As we continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfigure the flow of patient care, we expend large sums of dollars from operating cash flow. We evaluate the financial reliability of such projects by whether the projected cash flow return on investment exceeds the Company’s cost of capital. Such returns may not be achieved if the cost of construction continues to significantly rise or the volumes do not materialize.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of September 30, 2005, we had outstanding debt of $1,561.5 million, 85.0% of which was subject to variable rates of interest. As of September 30, 2005, the fair value of our outstanding variable rate debt approximates its carrying value. The fair value of $225.0 million in outstanding 3 1/4 convertible notes was $226.4 million at September 30, 2005.
     Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at adjusted LIBO Rate plus a margin of 1.625%. Interest on the Revolving Loans is at ABR or Eurodollar rates plus a spread. The spread on ABR Revolving Loans range from 0.25% to 1.25% based on the total leverage ratio, being less than 2.00:1.00 to greater than 4.50:1.00. Interest on the Eurodollar Revolving Loans range from 1.25% to 2.25% based on the total leverage ratio, being less than 2.00:1.00 to greater than 4.50:1.00.

     Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in future pre-tax earnings would be approximately $13.3 million. The estimated change to interest expense is determined considering the impact of hypothetical interest rates on the Company’s borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in the Company’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.
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
     The Company completed the business combination with Province on April 15, 2005. The facilities acquired as part of the business combination with Province operate on different information technology systems from the Company’s other facilities. The Company is currently implementing its information technology systems and integrating its internal control processes at the facilities acquired from Province. Other than the acquisition of the Province facilities, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee (e)

4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1) (e)

4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (e)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Incremental Facility Amendment dated August 23, 2005 among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (f)

10.3	Amendment No. 2 to Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (g)

10.4	Form of Senior Subordinated Credit Agreement, dated as of June 15, 2005, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein and Citigroup Global Markets Inc. as sole lead arranger, sole bookrunner and sole syndication agent(h)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(f)	Incorporated by reference to the exhibits to the Current Report on Form 8-K dated August 23, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(g)	Incorporated by reference to the exhibits to the Current Report on Form 8-K dated October 18, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(h)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated June 15, 2005, File Number 0-51251

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2005	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (c)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc. (c)

4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee (e)

4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1) (e)

4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (e)

10.1	Credit Agreement, dated as of April 15, 2005, among Lakers Holding Corp. (to be renamed LifePoint Hospitals, Inc.), as borrower, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (d)

10.2	Incremental Facility Amendment dated August 23, 2005 among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (f)

10.3	Amendment No. 2 to Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (g)

10.4	Form of Senior Subordinated Credit Agreement, dated as of June 15, 2005, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein and Citigroup Global Markets Inc. as sole lead arranger, sole bookrunner and sole syndication agent (h)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) on February 18, 2005, File Number 333-119929.

(b)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Historic LifePoint Hospitals, Inc. on March 16, 2005, File Number 0-29818.

(c)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(d)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), dated April 15, 2005, File Number 0-51251.

(e)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(f)	Incorporated by reference to the exhibits to the Current Report on Form 8-K dated August 23, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(g)	Incorporated by reference to the exhibits to the Current Report on Form 8-K dated October 18, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(h)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc., dated June 15, 2005, File Number 0-51251.