Form 10-K
period 2005-12-31
LIFEPOINT HOSPITALS, INC.
filed 2006-02-07
CIK 1301611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 000-51251

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1538254
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

103 Powell Court, Suite 200	37027
Brentwood, Tennessee	(Zip Code)
(Address Of Principal Executive Offices)
(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	Preferred Stock Purchase Rights
(Title of Class)	(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2005, was approximately $2.6 billion.
     As of January 31, 2006, the number of outstanding shares of the registrant’s Common Stock was 57,112,862.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for our 2006 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
Overview of Our Company
     LifePoint Hospitals, Inc. is one of the largest owners and operators of general acute care hospitals in non-urban communities in the United States. LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly-owned and majority-owned subsidiaries. Any reference herein to our hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.
     At December 31, 2005, we operated 53 hospitals, including one hospital that was disposed of effective January 1, 2006 and two hospitals that are part of discontinued operations not yet divested. In all but four of the communities in which our hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across 20 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming. We generated $1,855.1 million, $996.9 million and $875.6 million in revenues from continuing operations during 2005, 2004 and 2003, respectively.
     We were formed as a division of HCA Inc. (“HCA”) in November 1997 to operate general acute care hospitals in non-urban communities. We became an independent, publicly traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders. As part of this transaction, we entered into agreements with HCA to define our ongoing relationships following the distribution and to allocate tax, employee benefits and other liabilities and obligations arising from periods prior to May 11, 1999.
Business Combination with Province Healthcare Company
     On April 15, 2005, we completed our business combination with Province Healthcare Company (“Province”). Province was a public company that, as of April 15, 2005, operated 21 general acute care hospitals in non-urban communities in the United States. As a result of the Province business combination, we acquired all of the outstanding capital stock of each of Province and Historic LifePoint (formerly LifePoint Hospitals, Inc.). We issued 15.0 million shares of our common stock and paid $586.3 million in cash to the then-existing stockholders of Province. In addition, each share of common stock of Historic LifePoint was converted into a share of our common stock (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint common stock.
     As a result of the Province business combination, we became the successor issuer to Historic LifePoint under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to Historic LifePoint’s reporting obligations thereunder. All $28.9 million of Historic LifePoint treasury stock were retired as of the effective date of the Province business combination.
     In connection with the closing of the Province business combination, shares of Historic LifePoint common stock, which had been listed and traded on the Nasdaq National Market under the ticker symbol “LPNT,” ceased to be listed and traded on the Nasdaq National Market. However, immediately upon the closing of the Province business combination, shares of Company Common Stock became listed and traded on the Nasdaq National Market under the ticker symbol “LPNT.”
     We believe that the Province business combination has provided and will continue to provide efficiencies and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base. In addition, we believe that we have greater resources and increased opportunities for growth and margin expansion. The results of operations of Province are included in our results of operations beginning April 16, 2005.

Availability of Information
     Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Information – SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States Securities and Exchange Commission (“SEC”).
Operating Philosophy
     We are committed to operating hospitals in non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. Our philosophy includes a commitment to:
•	increasing the scope and improving the quality of available healthcare services;

•	providing physicians a positive environment in which to practice medicine, with access to necessary equipment, office space and resources needed to operate their practices;

•	providing an outstanding work environment for employees;

•	recognizing and expanding the hospital’s role as a community asset; and

•	continuing to improve each hospital’s financial performance.
The Non-Urban Healthcare Market
     We believe that non-urban communities present opportunities for us because of the following factors:
•	Less Competition than Urban Markets. Because non-urban communities have smaller populations, they generally have fewer hospitals and other healthcare service providers. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. However, we are experiencing an increase in competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices.

•	Community Focus. We believe that the local hospital generally is viewed as an integral part of the community. In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.

•	Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate, be referred by local physicians, or be encouraged by managed care plans to travel to hospitals in larger, urban markets. We believe that, as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to maximize the value of their community assets and preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to a company like ours, that is committed to the local delivery of healthcare and that has greater access to capital and management resources. Of the 35 hospitals that we have acquired since our spin-off from HCA in 1999 and that Province acquired prior to our business combination with Province in April 2005, 28 were acquired from either not-for-profit or governmental entities.

Business Strategy
     We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:
•	Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by broadening the scope and improving the quality of healthcare services available at our facilities and by recruiting physicians with a broader range of specialties. We believe that our expansion of available treatments, our emphasis on quality and our community focus will encourage residents in the non-urban communities we serve to seek care locally at our facilities rather than at facilities outside the area. To broaden our services, we have entered into outpatient joint ventures in a few of our communities. In addition, we have undertaken projects in a majority of our hospitals that are targeted at expanding specialty services. Capital expenditures related to these projects were as follows for the years presented (dollars in millions):

	Number of
Expansion or Renovation Project	Projects	2001	2002	2003	2004	2005
Operating room expansions	18	$11.8	$10.4	$8.7	$0.8	$0.7
New/replacement hospitals	3	—	—	—	—	29.2
MRI additions	20	4.1	8.5	4.9	3.1	4.1
Medical office building additions	20	1.1	4.8	6.3	4.1	11.8
Patient room additions	3	—	1.5	7.2	9.3	15.6
CT scanner additions	15	3.6	0.7	—	2.1	5.2
Emergency room expansions	8	0.7	0.5	3.8	7.6	10.3
Rehabilitation additions	7	—	2.8	1.8	2.3	—
Cardiac catheterization lab additions	5	—	3.1	2.0	—	—
Miscellaneous expansions	14	0.5	5.7	8.8	21.1	23.3

	113	$21.8	$38.0	$43.5	$50.4	$100.2

This table reflects approved expansion projects and is updated as incremental costs are incurred on projects previously approved.
•	Strengthen Physician Recruiting and Retention. We believe that recruiting physicians who are interested in practicing in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. Our physician recruitment program is currently focused on recruiting additional specialty care physicians and primary care physicians. Our local management teams are focused on working more effectively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and contribute to the sense that our hospitals are community assets.

•	Improve Expense Management. We seek to control costs by, among other things, attempting to improve employee productivity and decrease the use of contract labor, controlling supply expenses through the use of a group purchasing organization, controlling professional and general liability insurance expenses through the utilization of risk management and quality care programs, and reducing uncollectible revenues. We have implemented cost control initiatives that include efforts to adjust staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing support to hospital staff in more efficient billing and collection processes. We believe that as our company grows, we should benefit from our ability to spread certain fixed costs over a larger base of operations.

•	Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We focus our recruitment of managers on those who wish to live and practice in the communities in which our hospitals are located and we allow our hospital executives to participate in our stock incentive plans.

•	Improve Managed Care Revenues. We continue to strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for non-urban markets.

•	Acquire Other Hospitals. We continue to pursue a selective acquisition strategy and seek to identify and acquire hospitals in non-urban markets that are the sole or significant market provider of healthcare services in the community. By implementing our operating strategies, we believe that we may attract many of the patients in these markets that historically have sought care elsewhere. From time to time, we may evaluate our facilities and sell assets that we believe, for various reasons, may no longer fit within our long-term strategy.

We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to compete successfully for acquisitions:
•	our commitment to maintaining the local availability of quality healthcare services;

•	our practice of providing market-specific, broader-based healthcare;

•	our focus on physician recruiting and retention;

•	our management’s operating experience;

•	our access to financing and our liquidity; and

•	our ability to provide the necessary equipment and resources for physicians.
•	Develop New Hospitals and Replace Existing Hospitals. We continue to focus on improving the operations of our new hospitals as well as seeking additional opportunities. Consistent with our operating strategies, we continually evaluate the communities we serve and our existing facilities to determine where replacement facilities would be beneficial.

Acquisitions
     Since our inception in 1999, we have acquired the following hospitals (dollars in millions):

				Acquired
	Acquisition		Purchase	Licensed
Hospital Name	Date	Location	Price (a)	Beds

Danville Regional Medical Center (b)	July 1, 2005	Danville, VA	$210.0	350
Wythe County Community Hospital (b)	June 1, 2005	Wytheville, VA	49.8	104
Province business combination:			1,797.6	2,529
Ashland Regional Medical Center (b), (d)	April 15, 2005	Ashland, PA	N/A	123
Bolivar Medical Center (b)	April 15, 2005	Cleveland, MS	N/A	165
Coastal Carolina Medical Center	April 15, 2005	Hardeeville, SC	N/A	41
Colorado Plains Medical Center (b)	April 15, 2005	Fort Morgan, CO	N/A	50
Colorado River Medical Center (b)	April 15, 2005	Needles, CA	N/A	49
Doctors’ Hospital of Opelousas	April 15, 2005	Opelousas, LA	N/A	171
Ennis Regional Medical Center (b)	April 15, 2005	Ennis, TX	N/A	45
Eunice Community Medical Center (b)	April 15, 2005	Eunice, LA	N/A	72
Havasu Regional Medical Center (b)	April 15, 2005	Lake Havasu City, AZ	N/A	138
Los Alamos Medical Center (b)	April 15, 2005	Los Alamos, NM	N/A	47
Medical Center of Southern Indiana (b), (d)	April 15, 2005	Charlestown, IN	N/A	96
Memorial Hospital of Martinsville (b)	April 15, 2005	Martinsville, VA	N/A	237
Memorial Medical Center (b)	April 15, 2005	Las Cruces, NM	N/A	286
Minden Medical Center	April 15, 2005	Minden, LA	N/A	159
Northeastern Nevada Regional Hospital (b)	April 15, 2005	Elko, NV	N/A	75
Palestine Regional Medical Center (b)	April 15, 2005	Palestine, TX	N/A	249
Palo Verde Hospital (b), (e)	April 15, 2005	Blythe, CA	N/A	51
Parkview Regional Hospital (b)	April 15, 2005	Mexia, TX	N/A	59
Starke Memorial Hospital (b)	April 15, 2005	Knox, IN	N/A	53
Teche Regional Medical Center (b)	April 15, 2005	Morgan City, LA	N/A	149
Vaughan Regional Medical Center (b)	April 15, 2005	Selma, AL	N/A	214
River Parishes Hospital	July 1, 2004	LaPlace, LA	24.0	106
Spring View Hospital (b)	October 1, 2003	Lebanon, KY	16.1	113
Logan Regional Medical Center (b) and Guyan Valley Hospital (b)	December 1, 2002	Logan, WV	87.5	151
Lakeland Community Hospital (b) and Northwest Medical Center (b)	December 1, 2002	Haleyville, AL	22.1	170
Russellville Hospital (b)	October 3, 2002	Russellville, AL	19.8	100
Ville Platte Medical Center (b)	December 1, 2001	Ville Platte, LA	11.1	116
Athens Regional Medical Center	October 1, 2001	Athens, TN	17.0	118
Bluegrass Community Hospital (b), (c)	January 2, 2001	Versailles, KY	3.2	25
Lander Valley Medical Center	July 1, 2000	Lander, WY	29.8	102
Putnam Community Medical Center	June 16, 2000	Palatka, FL	43.5	141

(a)	Excluding working capital, except for the Province business combination.

(b)	Immediately prior to the acquisition of this hospital by Province or us, it was owned by a not-for-profit or governmental entity.

(c)	Initially an operating lease; we exercised our option to purchase Bluegrass Community Hospital for $3.2 million in January 2005.

(d)	Held-for-sale hospital.

(e)	Divested effective January 1, 2006.

Dispositions
     Since our inception in 1999, we have disposed of the following hospitals (dollars in millions):

			Sale	Licensed
Hospital Name	Disposition Date	Location	Price	Beds
Palo Verde Hospital	January 1, 2006	Blythe, CA	—	51
Bartow Memorial Hospital	March 31, 2005	Bartow, FL	$33.0	56
Springhill Medical Center	November 17, 2000	Springhill, LA	5.7	63
Barrow Medical Center	September 1, 2000	Barrow, GA	2.2	56
Riverview Medical Center	August 1, 2000	Gonzales, LA	20.7	104
Halstead Hospital	April 1, 2000	Halstead, KS	—	177
Trinity Hospital	February 1, 2000	Erin, TN	2.4	40
     In addition to the above dispositions, we have two hospitals classified in discontinued operations that we have not yet divested. The two hospitals to be divested in the first half of 2006 are Ashland Regional Medical Center and Medical Center of Southern Indiana. We have entered into a definitive agreement to sell both of these hospitals.
Operations
     Our hospitals provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services generally include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, behavioral health services, psychiatric care and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing and neuro-surgery. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, imaging and lithotripsy.
     Each of our hospitals has a local board of trustees that includes members of the hospital’s medical staff as well as community leaders. The board establishes policies concerning medical, professional and ethical practices, monitors these practices, and is responsible for reviewing these practices in order to determine that they conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.
     Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.
     In addition to providing access to capital resources, we make available a variety of management services to our hospitals. These services include, among other things:
•	accounting, financial, tax, managed care and reimbursement management;

•	clinical management;

•	construction oversight and management;

•	corporate ethics and compliance;

•	education and training;

•	employee benefit strategies;

•	HIPAA compliance;

•	human resources management;

•	information and clinical systems;

•	internal auditing and consulting;

•	legal management;

•	managed care contracting;

•	materials management;

•	physician recruiting;

•	physician services management;

•	quality resource management;

•	risk management; and

•	revenue cycle management.
     We participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 4.5% equity interest in this group purchasing organization.
Seasonality
     We typically experience higher patient volumes and revenues in the first and fourth quarters of each year. We typically experience these seasonal volume and revenue peaks because more people generally become ill during the winter months, resulting in an increased number of patients we treat during those months.

Properties
     The following table presents certain information with respect to our hospitals as of December 31, 2005:

	Licensed Beds						Acquisition/	Operational
Hospital Name	Acute	Psychiatric	Rehabilitation	SNF (a)	Total	Swing (b)	Opening/Lease Date	Status
Alabama
Andalusia Regional Hospital	101	—	12	—	113	—	HCA Spin-off	Own
Lakeland Community Hospital (c)	50	—	—	—	50	10	12/1/2002	Own
Northwest Medical Center	61	10	—	—	71	—	12/1/2002	Own
Russellville Hospital	100	—	—	—	100	10	10/3/2002	Own
Vaughan Regional Medical Center	175	—	—	—	175	—	4/15/2005 (g)	Own
Arizona
Havasu Regional Medical Center (c)	119	—	19	—	138	—	4/15/2005 (g)	Own
Valley View Medical Center	50	—	10	—	60	—	11/8/2005	Own
California
Colorado River Medical Center (f)	25	—	—	—	25	—	4/15/2005 (g)	Lease
Palo Verde Hospital (c), (e)	51	—	—	—	51	—	4/15/2005 (g)	Lease
Colorado
Colorado Plains Medical Center (c), (h)	40	—	10	—	50	—	4/15/2005 (g)	Lease
Florida
Putnam Community Medical Center	131	—	—	10	141	—	6/16/2000	Own
Indiana
Medical Center of Southern Indiana (d)	78	18	—	—	96	—	4/15/2005 (g)	Own
Starke Memorial Hospital	45	—	8	—	53	6	4/15/2005 (g)	Lease
Kansas
Western Plains Regional Hospital (c)	74	—	16	9	99	—	HCA Spin-off	Own
Kentucky
Bluegrass Community Hospital (f)	25	—	—	—	25	15	1/2/2001	Own
Bourbon Community Hospital	33	25	—	—	58	10	HCA Spin-off	Own
Georgetown Community Hospital	75	—	—	—	75	10	HCA Spin-off	Own
Jackson Purchase Medical Center	107	—	—	—	107	10	HCA Spin-off	Own
Lake Cumberland Regional Hospital (c)	186	34	27	12	259	—	HCA Spin-off	Own
Logan Memorial Hospital	92	—	—	—	92	10	HCA Spin-off	Own
Meadowview Regional Medical Center	101	—	—	—	101	10	HCA Spin-off	Own
Spring View Hospital	75	—	—	—	75	6	10/1/2003	Own
Louisiana
Doctors’ Hospital of Opelousas (h)	117	32	22	—	171	—	4/15/2005 (g)	Own
Eunice Community Medical Center (h)	72	—	—	—	72	—	4/15/2005 (g)	Lease
Minden Medical Center	127	20	12	—	159	—	4/15/2005 (g)	Own
River Parishes Hospital	106	—	—	—	106	—	7/1/2004	Own
Teche Regional Medical Center (c)	140	9	—	—	149	—	4/15/2005 (g)	Lease
Ville Platte Medical Center	95	—	—	—	95	10	12/1/2001	Own
Mississippi
Bolivar Medical Center (c)	153	—	—	12	165	—	4/15/2005 (g)	Lease
Nevada
Northeastern Nevada Regional Hospital (c)	75	—	—	—	75	—	4/15/2005 (g)	Own
New Mexico
Los Alamos Medical Center (c)	47	—	—	—	47	6	4/15/2005 (g)	Own
Memorial Medical Center	274	12	—	—	286	—	4/15/2005 (g)	Lease
Pennsylvania
Ashland Regional Medical Center (d)	83	—	—	40	123	—	4/15/2005 (g)	Own
South Carolina
Coastal Carolina Medical Center	31	—	10	—	41	—	4/15/2005 (g)	Own
Tennessee
Athens Regional Medical Center	118	—	—	—	118	10	10/1/2001	Own
Crockett Hospital	97	—	10	—	107	—	HCA Spin-off	Own
Emerald-Hodgson Hospital	21	—	—	20	41	—	HCA Spin-off	Own
Hillside Hospital	81	14	—	—	95	5	HCA Spin-off	Own
Livingston Regional Hospital	100	—	14	—	114	14	HCA Spin-off	Own
Smith County Memorial Hospital	53	10	—	—	63	10	HCA Spin-off	Own
Southern Tennessee Medical Center	107	12	12	26	157	—	HCA Spin-off	Own

	Licensed Beds						Acquisition/	Operational
Hospital Name	Acute	Psychiatric	Rehabilitation	SNF (a)	Total	Swing (b)	Opening/Lease Date	Status
Texas
Ennis Regional Medical Center	45	—	—	—	45	—	4/15/2005 (g)	Lease
Palestine Regional Medical Center (c)	163	38	39	—	240	—	4/15/2005 (g)	Own
Parkview Regional Hospital (c), (h)	49	—	10	—	59	—	4/15/2005 (g)	Lease
Utah
Ashley Valley Medical Center (c)	39	—	—	—	39	39	HCA Spin-off	Own
Castleview Hospital (c)	84	—	—	—	84	12	HCA Spin-off	Own
Virginia
Danville Regional Medical Center	245	35	10	60	350	—	7/1/2005	Own
Memorial Hospital of Martinsville	225	12	—	—	237	—	4/15/2005 (g)	Own
Wythe County Community Hospital (c)	96	—	—	8	104	9	6/1/2005	Lease
West Virginia
Guyan Valley Hospital (f)	19	—	—	—	19	19	12/1/2002	Own
Logan Regional Medical Center (c)	124	—	8	—	132	—	12/1/2002	Own
Wyoming
Lander Valley Medical Center (c), (h)	66	15	8	—	89	—	7/1/2000	Own
Riverton Memorial Hospital (c), (h)	70	—	—	—	70	—	HCA Spin-off	Own

	4,916	296	257	197	5,666	231

(a)	Skilled nursing facility licensed beds.

(b)	The federal swing-bed program allows certain rural hospitals to provide a mix of acute, skilled and intermediate care without obtaining a change in their licenses.

(c)	Designated by Medicare as a sole community hospital.

(d)	Held-for-sale hospital.

(e)	Divested effective January 1, 2006.

(f)	Critical-access hospital.

(g)	Hospital acquired as a result of the Province business combination.

(h)	Hospital is certified by the State and Medicare to use swing beds. However, the State licensure does not assign a specific number of swing beds to a hospital.
     We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals.
     Our corporate headquarters are located in approximately 76,600 square feet of leased space in one office building in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs.
     The following are brief narratives of each of our hospitals as of February 6, 2006, listed alphabetically by the state where they are located, describing their location relative to the nearest urban area, their nearest competitors and any associated leases.
ALABAMA
     Andalusia Regional Hospital is located in Andalusia, which is approximately 94 miles south of Montgomery. Its nearest competitors are Mizell Memorial Hospital, a 99-bed facility located approximately 17 miles away in Opp, and Florala Memorial Hospital, a 23-bed facility located approximately 27 miles away in Florala. Additionally, there are two competing diagnostic imaging centers located in the community.
     Lakeland Community Hospital is located in Haleyville, which is approximately 78 miles northwest of Birmingham. Lakeland Community Hospital is located approximately 25 miles away from our own Russellville Hospital and approximately 36 miles away from our own Northwest Medical Center. Its nearest competitors are Marion Regional Medical Center, a 57- bed facility located approximately 24 miles away in Hamilton, and Walker Baptist Medical Center, a 267-bed facility located approximately 42 miles away in Jasper.

     Northwest Medical Center is located in Winfield, which is approximately 72 miles northwest of Birmingham. Northwest Medical Center is located approximately 48 miles away from our own Russellville Hospital and approximately 36 miles away from our own Lakeland Community Hospital. Its nearest competitors are Fayette Medical Center, a 61-bed facility located approximately 17 miles away in Fayette, and Marion Regional Medical Center, a 57-bed facility located approximately 19 miles away in Hamilton.
     Russellville Hospital is located in Russellville, which is approximately 100 miles northwest of Birmingham. Russellville Hospital is located approximately 25 miles away from our own Lakeland Community Hospital and approximately 48 miles away from our own Northwest Medical Center. Its nearest competitors are Shoals Hospital, a 128-bed facility located approximately 23 miles away in Muscle Shoals, and Helen Keller Hospital, a 152-bed facility located approximately 20 miles away in Sheffield.
     Vaughan Regional Medical Center is located in Selma, which is approximately 50 miles west of Montgomery and 90 miles south of Birmingham. Its nearest competitors are Prattville Baptist Hospital, a 47-bed facility located approximately 40 miles away in Prattville, and J. Paul Jones Hospital, a 32-bed facility located approximately 43 miles away in Camden. Vaughn Regional Medical Center is owned by a limited liability company in which a subsidiary of ours owns a 99% Class A membership interest and a non-affiliated entity owns a 1% Class B membership interest. Additionally, there is one competing diagnostic imaging center located in the community.
ARIZONA
     Havasu Regional Medical Center is located in Lake Havasu City, which is approximately 150 miles south of Las Vegas, Nevada. It is located approximately 42 miles southeast of our own Colorado River Medical Center and approximately 57 miles south of our own Valley View Medical Center. Its nearest competitors are La Paz Regional Hospital, a 39-bed facility located approximately 40 miles away in Parker, and Kingman Regional Medical Center, a 153-bed facility located approximately 62 miles away in Kingman. Additionally, there are two competing diagnostic imaging centers and one competing surgery center located in the community.
     Valley View Medical Center is located in Ft. Mohave, which is approximately 108 miles south of Las Vegas, Nevada. Valley View is located approximately 14 miles north of our own Colorado River Medical Center and approximately 57 miles north of our own Havasu Regional Medical Center. Its nearest competitors are Western Arizona Regional Medical Center, a 123-bed facility located approximately nine miles away in Bullhead City, and Kingman Regional Medical Center, a 153-bed facility located approximately 46 miles away in Kingman. We recently completed construction on this new hospital and opened it for service on November 8, 2005.
CALIFORNIA
     Colorado River Medical Center is located in Needles, which is approximately 112 miles south of Las Vegas, Nevada. It is located approximately 14 miles south of our own Valley View Medical Center and approximately 42 miles northwest of our own Havasu Regional Medical Center. Its nearest competitor is Western Arizona Regional Medical Center, a 123-bed facility located approximately 24 miles away in Bullhead City, Arizona. The lease for Colorado River Medical Center expires in July 2012 and is subject to three five-year renewal terms. We have a right of first refusal to purchase Colorado River Medical Center. This lease is accounted for as a capital lease.
COLORADO
     Colorado Plains Medical Center is located in Fort Morgan, which is approximately 85 miles northeast of Denver. Its nearest competitors are East Morgan County Hospital, a 15-bed critical access facility located approximately 8 miles away in Brush, Sterling Regional Medical Center, a 36-bed facility located approximately 45 miles away in Sterling, and Northern Colorado Medical Center, a 326-bed facility located 50 miles away in Greeley. On March 15, 2005, the existing lease for Colorado Plains Medical Center, which was set to expire in April 2014, was amended and is now a prepaid capital lease that expires in March 2035 and is subject to two five-year renewal terms. We have a right of first refusal to purchase Colorado Plains Medical Center.

FLORIDA
     Putnam Community Medical Center is located in Palatka, which is approximately 45 miles southeast of Gainesville and 60 miles south of Jacksonville. Its nearest competitors are Flagler Hospital, a 271-bed facility located approximately 26 miles away in St. Augustine, and Orange Park Medical Center, a 196-bed facility located approximately 42 miles away in Orange Park. Additionally, there is one competing diagnostic imaging center and one competing cardiac catheterization lab located in the community.
INDIANA
     Medical Center of Southern Indiana is located in Charlestown, which is approximately 19 miles northwest of Louisville, Kentucky. Its nearest competitors are Clark Memorial, a 241-bed facility located approximately 15 miles away in Jeffersonville, and Floyd Memorial Hospital, a 215-bed facility located approximately 18 miles away in New Albany. We have entered into a definitive agreement to sell Medical Center of Southern Indiana in the first half of 2006.
     Starke Memorial Hospital is located in Knox, which is approximately 53 miles southwest of South Bend. Its primary competitors are La Porte Regional Health System, a 227-bed facility located approximately 25 miles away in La Porte, and Porter Memorial Hospital, a 276-bed facility located approximately 32 miles away in Valparaiso. The lease for Starke Memorial Hospital expires in September 2016 and is subject to two ten-year renewal terms at our option. We have a right of first refusal to purchase Starke Memorial Hospital. This lease is accounted for as a prepaid capital lease.
KANSAS
     Western Plains Regional Hospital is located in Dodge City, which is approximately 155 miles west of Wichita. Its nearest competitors are Minneola District Hospital, a 15-bed facility located approximately 24 miles away in Minneola, and St. Catherine Hospital, a 132-bed facility located approximately 53 miles away in Garden City. Additionally, there are two competing diagnostic imaging centers and one competing surgery center located in the community.
KENTUCKY
     Bluegrass Community Hospital is located in Versailles, which is approximately 13 miles west of Lexington. Bluegrass Community Hospital is located approximately 18 miles from our own Georgetown Community Hospital and approximately 32 miles from our own Bourbon Community Hospital. Its nearest competitors are Saint Joseph Hospital, a 297-bed facility, and Samaritan Hospital, a 302-bed facility, both of which are located approximately 13 miles away in Lexington.
     Bourbon Community Hospital is located in Paris, which is approximately 20 miles northeast of Lexington. Bourbon Community Hospital is 20 miles from our own Georgetown Community Hospital and 32 miles from our own Bluegrass Community Hospital. Its nearest competitors are University of Kentucky Medical Center, a 414-bed facility, and Central Baptist Hospital, a 357-bed facility, both of which are located approximately 20 miles away in Lexington.
     Georgetown Community Hospital is located in Georgetown, which is approximately 11 miles northwest of Lexington. Georgetown Community Hospital is 20 miles from our own Bourbon Community Hospital and 18 miles from our own Bluegrass Community Hospital. Its nearest competitors are Samaritan Hospital, a 219-bed facility located approximately 11 miles away in Lexington, and University of Kentucky Medical Center, a 414-bed facility, and Central Baptist Hospital, a 357-bed facility, both of which are located approximately 14 miles away in Lexington. Additionally, there is one competing diagnostic imaging center located in the community.
     Jackson Purchase Medical Center is located in Mayfield, which is approximately 150 miles northwest of Nashville, Tennessee. Jackson Purchase Medical Center’s nearest competitors are Lourdes Hospital, a 252-bed facility, and Western Baptist Hospital, a 252-bed facility, both of which are located approximately 20 miles away in Paducah, and Murray-Calloway County Hospital, a 140-bed facility located approximately 28 miles away in Murray.

     Lake Cumberland Regional Hospital is located in Somerset, which is approximately 75 miles south of Lexington. Its nearest competitors are Wayne County Hospital, a 25-bed facility located approximately 27 miles away in Monticello, and Central Baptist Hospital, a 365-bed facility located approximately 72 miles away in Lexington. Additionally, there are two competing diagnostic imaging centers and one competing surgery center located in the community.
     Logan Memorial Hospital is located in Russellville, which is approximately 53 miles north of Nashville, Tennessee. Its nearest competitors are Greenview Regional Hospital, a 211-bed facility, and The Medical Center at Bowling Green, a 506-bed facility, both of which are located approximately 30 miles away in Bowling Green.
     Meadowview Regional Medical Center is located in Maysville, which is approximately 56 miles southeast of Cincinnati, Ohio and 60 miles northeast of Lexington. Its nearest competitors include Fleming County Hospital, a 43-bed facility located approximately 18 miles away in Flemingsburg, and Brown County General Hospital, a 53-bed facility located approximately 25 miles away in Georgetown, Ohio. Additionally, there are one competing diagnostic imaging center with a cardiac catheterization lab located in the community.
     Spring View Hospital is located in Lebanon, which is approximately 65 miles southwest of Lexington. Its two nearest competitors are Taylor County Hospital, a 90-bed facility located approximately 25 miles away in Campbellsville, and Flaget Memorial Hospital, a 52-bed facility located approximately 35 miles away in Bardstown.
LOUISIANA
     Doctors’ Hospital of Opelousas is located in Opelousas, which is approximately 21 miles north of Lafayette. Doctors’ Hospital of Opelousas is located approximately 25 miles from our own Eunice Community Medical Center and approximately 23 miles from our own Ville Platte Medical Center. Its nearest competitors are Opelousas General Hospital, a 180-bed hospital located approximately four miles away and Our Lady of Lourdes Regional Medical Center, a 266-bed facility located approximately 21 miles away in Lafayette. Additionally, there are one competing diagnostic imaging center and one competing surgery center located in the community.
     Eunice Community Medical Center is located in Eunice, which is approximately 44 miles northwest of Lafayette. Eunice Community Medical Center is located approximately 25 miles from our own Doctors’ Hospital of Opelousas and approximately 18 miles from our own Ville Platte Medical Center. Its nearest competitors are Savoy Medical Center, a 198-bed facility located approximately 12 miles north in Mamou, and American Legion Hospital, a 178-bed facility located approximately 23 miles south in Crowley. We are currently constructing a 52-bed replacement hospital in Eunice, which is scheduled for completion in the first quarter of 2006. The replacement hospital is being constructed on property we will lease from the St. Landry Hospital Service District. The existing lease will terminate at the time the replacement facility commences operations.
     Minden Medical Center is located in Minden, which is approximately 30 miles east of Shreveport. Its nearest competitors are the Willis-Knight Health System, a 359-bed facility, Christus Schumpert Health System, a 369-bed facility, and LSU Health Sciences Center, a 436-bed facility, all of which are located in Shreveport.
     River Parishes Hospital is located in LaPlace, which is approximately 30 miles west of New Orleans. Its nearest competitors are St. James Parish Hospital, a 20-bed critical access facility located approximately 13 miles away in Lutcher, St. Charles Parish Hospital, a 56-bed facility located approximately 12 miles away in Luling, Kenner Regional Medical Center, a 300-bed facility located approximately 19 miles away in Kenner, and East Jefferson General Hospital, a 437-bed facility located approximately 25 miles away in Metairie.
     Teche Regional Medical Center is located in Morgan City, which is approximately 76 miles south of Baton Rouge, 70 miles southwest of New Orleans and 65 miles southeast of Lafayette. Its nearest competitors are Thibodaux Regional Medical Center, a 149-bed facility located approximately 30 miles away in Thibodaux, Terrebonne General Medical Center, a 281-bed facility located approximately 35 miles away in Houma, and Franklin Foundation Hospital, a 25-bed critical access facility located approximately 23 miles away in Franklin.

The lease for Teche Regional Medical Center expires in April 2040. This lease is accounted for as a prepaid capital lease.
     Ville Platte Medical Center is located approximately 75 miles northwest of Baton Rouge. Ville Platte Medical Center is located approximately 23 miles from our own Doctors’ Hospital of Opelousas and approximately 18 miles from our own Eunice Community Medical Center. Its nearest competitors are Savoy Medical Center, a 198-bed facility located approximately 12 miles away in Mamou, and Opelousas General Hospital, a 180-bed facility located approximately 18 miles away in Opelousas.
MISSISSIPPI
     Bolivar Medical Center is located in Cleveland, which is approximately 112 miles south of Memphis, Tennessee. Its nearest competitors are North Sunflower Medical Center, a 30-bed critical access facility located approximately 10 miles away in Ruleville, Delta Regional Medical Center, a 260-bed facility located 35 miles away in Greenwood, Northwest Mississippi Regional Medical Center, a 180-bed facility located 37 miles away in Clarksdale, and Greenwood Leflore Hospital, a 270-bed facility located approximately 40 miles away in Greenwood. The lease for Bolivar Medical Center expires in December 2041. This lease is accounted for as a prepaid capital lease.
NEVADA
     Northeastern Nevada Regional Hospital is located in Elko, which is approximately 233 miles west of Salt Lake City, Utah, 290 miles northeast of Reno and 420 miles north of Las Vegas. Its primary competitors are in Salt Lake City and Reno. Two additional smaller competitors are Humboldt General, a 52-bed facility located approximately 140 miles away in Winnemucca, and William Bree Ririe Hospital, a 29-bed facility located approximately 190 miles away in Ely. Additionally, there are one competing diagnostic imaging center and one competing surgery center located in the community.
NEW MEXICO
     Los Alamos Medical Center is located in Los Alamos, which is approximately 96 miles north of Albuquerque and 40 miles west of Santa Fe. Its nearest competitors are Espanola Hospital, an 80-bed facility located approximately 20 miles away in Espanola, and St. Vincent’s Hospital, a 272-bed facility located approximately 37 miles away in Santa Fe. Additionally, there is one competing surgery center located in the community.
     Memorial Medical Center is located in Las Cruces, which is approximately 43 miles north of El Paso, Texas. Its nearest competitors are Mountain View Regional Medical Center, a 168-bed facility located approximately three miles away and Mimbres Medical Center, a 68-bed facility located approximately 63 miles away in Deming. The lease for Memorial Medical Center expires in May 2044. This lease is accounted for as a prepaid capital lease. Additionally, there are five competing diagnostic imaging centers and four competing surgery centers located in the community.
PENNSYLVANIA
     Ashland Regional Medical Center is located in Ashland, which is approximately 110 miles northwest of Philadelphia. Its nearest competitors are Good Samaritan Regional Medical Center, a 122-bed facility, and Pottsville Hospital, a 200-bed facility, both of which are located approximately 14 miles away in Pottsville. We have entered into a definitive agreement to sell Ashland Regional Medical Center in the first half of 2006.
SOUTH CAROLINA
     Coastal Carolina Medical Center is located in Hardeeville, which is approximately 19 miles north of Savannah, Georgia. Its nearest competitors are Hilton Head Regional Medical Center, a 99-bed facility located approximately 27 miles away on Hilton Head Island, and Beaufort Memorial Hospital, a 197-bed facility located approximately 31 miles away in Beaufort. Additionally, there is one competing diagnostic imaging/surgery/urgent care center located in the community.

TENNESSEE
     Athens Regional Medical Center is located in Athens, between Knoxville and Chattanooga, both of which are approximately 50 miles away from Athens. Its nearest competitors are Sweetwater Hospital, a 59-bed facility located approximately 15 miles away in Sweetwater, and Woods Memorial Hospital, a 72-bed facility located approximately 12 miles away in Etowah. Additionally, there is one competing surgery center located in the community.
     Crockett Hospital is located in Lawrenceburg, which is approximately 83 miles southwest of Nashville. Its nearest competitor is Maury Regional Hospital, a 255-bed facility located approximately 33 miles away in Columbia.
     Hillside Hospital is located in Pulaski, which is approximately 77 miles south of Nashville. Its nearest competitor is Maury Regional Hospital, a 255-bed facility located approximately 33 miles away in Columbia.
     Livingston Regional Hospital is located in Livingston, which is approximately 100 miles east of Nashville. Its nearest competitors are Cumberland River Hospital, a 30-bed facility located approximately 18 miles away in Celina, and Cookeville Regional Medical Center, a 247-bed facility located approximately 20 miles away in Cookeville.
     Smith County Memorial Hospital is located in Carthage, which is approximately 57 miles east of Nashville. Its nearest competitors are Carthage General Hospital, a 25-bed critical access hospital located approximately four miles away and University Medical Center, a 245-bed facility located approximately 24 miles away in Lebanon.
     Southern Tennessee Medical Center is located in Winchester, and its satellite facility, Emerald-Hodgson Hospital, is located in Sewanee. The hospitals, which are 13 miles apart, are approximately 98 miles southeast of Nashville and approximately 62 miles northwest of Chattanooga. Their nearest competitors are Harton Regional Hospital, a 137-bed facility located approximately 18 miles away in Tullahoma, and Grandview Medical Center, a 70-bed facility located approximately 41 miles away in Jasper.
TEXAS
     Ennis Regional Medical Center is located in Ennis, which is approximately 36 miles south of Dallas. Its nearest competitors are Baylor Medical Center, a 75-bed facility located approximately 16 miles away in Waxahachie, and Navarro Regional Hospital, a 162-bed facility located approximately 25 miles away in Corsicana. The lease for Ennis Regional Medical Center expires in February 2030 and is subject to three ten-year renewal terms at our option. The lease is accounted for as a prepaid capital lease. The City of Ennis has approved the construction of a new facility to replace Ennis Regional Medical Center at an estimated cost of $35.0 million. The City of Ennis has agreed to fund $15.0 million of this cost. We will fund the difference and the prepaid lease will expire in 40 years. The replacement facility is scheduled for completion in March 2007.
     Palestine Regional Medical Center is located in Palestine, which is approximately 125 miles southeast of Dallas and 167 miles north of Houston. Its nearest competitors are Trinity Mother Frances Hospital, a 305-bed facility located approximately 56 miles away in Tyler, and East Texas Medical Center, which includes a 388-bed facility located approximately 56 miles away in Tyler and a 75-bed facility located approximately 35 miles away in Crockett. Palestine Regional Medical Center is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of 96.35%, subject to an option by the other non-affiliated limited partner (which currently owns a 2.65% interest) to acquire up to 10% of the total limited partnership interests.
     Parkview Regional Hospital is located in Mexia, which is approximately 85 miles south of Dallas. Its nearest competitors are Limestone Medical Center, a 16-bed facility located approximately 12 miles away in Groesbeck, and Providence Hospital, a 170-bed facility, and Hillcrest Baptist Medical Center, a 393-bed facility, both of which are located approximately 45 miles away in Waco. The lease for Parkview Regional Hospital expires in January 2011 and is subject to two five-year renewal terms. We have a right of first refusal to purchase Parkview Regional Hospital.

UTAH
     Ashley Valley Medical Center is located in Vernal, which is approximately 171 miles southeast of Salt Lake City. Its nearest competitor is Uintah Basin Medical Center, a 42-bed facility located approximately 30 miles away in Roosevelt.
     Castleview Hospital is located in Price, which is approximately 119 miles southeast of Salt Lake City. Its nearest competitors are Utah Valley Medical Center, a 409-bed facility located approximately 77 miles away in Provo, and Mountain View Hospital, a 118-bed facility located approximately 73 miles away in Payson. Additionally, there is one competing surgery center located in the community.
VIRGINIA
     Danville Regional Medical Center is located in Danville, which is approximately 147 miles southwest of Richmond and approximately 30 miles from our own Memorial Hospital of Martinsville. Its primary competitors are Halifax Regional Hospital, a 192-bed facility located approximately 33 miles away in South Boston, Morehead Memorial Hospital, a 108-bed facility located approximately 24 miles away in Eden, North Carolina, Moses Cone Memorial Hospital, a 535-bed facility located approximately 44 miles away in Greensboro, North Carolina, and Duke University Medical Center, a 989-bed facility located approximately 60 miles away in Durham, North Carolina. Additionally, there is one competing surgery center located in the community.
     Memorial Hospital of Martinsville is located in Martinsville, which is approximately 113 miles northwest of Raleigh, North Carolina and approximately 30 miles from our own Danville Regional Medical Center. Its nearest competitors are Morehead Memorial Hospital, a 108-bed facility located approximately 20 miles away in Eden, North Carolina, Carilion Health System (Roanoke Community Hospital and Roanoke Memorial Hospital), located approximately 52 miles away in Roanoke with 765 beds, and Carilion Franklin Memorial Hospital, a 37-bed facility located 27 miles away in Rocky Mount. Additionally, there is one competing lab/diagnostic imaging center located in the community.
     Wythe County Community Hospital is located in Wytheville, which is approximately 130 miles south of Charleston, West Virginia. Its nearest competitors are Smyth County Medical Center, a 50-bed facility located 25 miles southwest in Marion, and Pulaski Community Hospital, a 147-bed facility located approximately 24 miles northeast in Pulaski. The lease for Wythe County Community Hospital expires in 2035 and is subject to one 30-year renewal term. This lease is accounted for as a prepaid capital lease.
WEST VIRGINIA
     Logan Regional Medical Center and Guyan Valley Hospital are both located in Logan, which is approximately 56 miles southwest of Charleston. Their nearest competitors are Boone Memorial Hospital, a 38-bed critical access facility located approximately 29 miles away in Madison, and Williamson Memorial Hospital, a 76-bed facility located approximately 30 miles away in Williamson.
WYOMING
     Lander Valley Medical Center is located in Lander, which is approximately 150 miles west of Casper. Lander Valley Medical Center is located approximately 28 miles away from our own Riverton Memorial Hospital. Its nearest competitor is Wyoming Medical Center, a 205-bed facility located in Casper. We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.
     Riverton Memorial Hospital is located in Riverton, which is approximately 120 miles west of Casper. Riverton Memorial Hospital is located approximately 28 miles away from our own Lander Valley Medical Center. Its nearest competitor is Wyoming Medical Center, a 205-bed facility located in Casper. Additionally, there is a competing imaging center located adjacent to the hospital.

     Demographic Information
     We review demographic information related to each of our communities to identify opportunities to expand the breadth of our services. The following demographic tables describe the county/parish population, median household income and unemployment rate for the county/parish in which each of our hospitals is located:
     County/Parish Population

		Total County/Parish Population				Annual Growth Rates
		Historical			Projected	Historical			Projected
Hospital	County/Parish	2003	2004	2005	2010	2003 (a)	2004	2005	2010 (b)
ALABAMA
Andalusia Regional Hospital	Covington	37,293	37,829	37,007	36,233	-0.3%	1.4%	-2.2%	-0.4%
Lakeland Community Hospital	Winston	25,120	25,278	24,445	23,733	0.4%	0.6%	-3.3%	-0.6%
Northwest Medical Center	Marion	30,494	30,961	30,480	29,824	-0.8%	1.5%	-1.6%	-0.4%
Russellville Hospital	Franklin	31,255	30,845	30,988	30,807	0.0%	-1.3%	0.5%	-0.1%
Vaughan Regional Medical Center	Dallas	45,315	45,459	44,738	43,292	-0.8%	0.3%	-1.6%	-0.7%
ARIZONA
Havasu Regional Medical Center	Mohave	172,190	174,351	182,126	212,820	3.6%	1.3%	4.5%	3.2%
Valley View Medical Center	Mohave	172,190	174,351	182,126	212,820	3.6%	1.3%	4.5%	3.2%
CALIFORNA
Colorado River Medical Center (c)	San Bernardino	5,444	5,585	5,811	6,364	-0.2%	2.6%	4.0%	1.8%
COLORADO
Colorado Plains Medical Center	Morgan	28,382	28,627	28,868	30,479	1.5%	0.9%	0.8%	1.1%
FLORIDA
Putnam Community Medical Center	Putnam	71,088	73,144	72,193	73,489	0.3%	2.9%	-1.3%	0.4%
INDIANA
Medical Center of Southern Indiana	Clark	99,815	101,947	103,421	110,981	1.1%	2.1%	1.4%	1.4%
Starke Memorial Hospital	Starke	22,744	24,336	23,736	24,136	-1.2%	7.0%	-2.5%	0.3%
KANSAS
Western Plains Regional Hospital	Ford	33,246	33,618	33,940	35,554	0.8%	1.1%	1.0%	0.9%
KENTUCKY
Bluegrass Community Hospital	Woodford	23,915	24,063	24,221	25,165	1.0%	0.6%	0.7%	0.8%
Bourbon Community Hospital	Bourbon	19,653	19,679	19,606	19,728	0.5%	0.1%	-0.4%	0.1%
Georgetown Community Hospital	Scott	36,431	36,266	37,882	43,285	3.3%	-0.5%	4.5%	2.7%
Jackson Purchase Medical Center	Graves	37,442	36,851	36,836	36,520	0.4%	-1.6%	0.0%	-0.2%
Lake Cumberland Regional Hospital	Pulaski	57,428	57,310	57,913	59,614	0.7%	-0.2%	1.1%	0.6%
Logan Memorial Hospital	Logan	26,755	26,620	26,754	26,951	0.2%	-0.5%	0.5%	0.1%
Meadowview Regional Medical Center	Mason	16,669	16,642	16,833	17,002	-0.3%	-0.2%	1.1%	0.2%
Spring View Hospital	Marion	18,627	18,179	18,149	17,947	0.8%	-2.4%	-0.2%	-0.2%
LOUISIANA
Doctors’ Hospital of Opelousas	St. Landry	89,556	89,428	89,095	89,844	0.7%	-0.1%	-0.4%	0.2%
Eunice Community Medical Center	St. Landry	89,556	89,428	89,095	89,844	0.7%	-0.1%	-0.4%	0.2%
Minden Medical Center	Webster	41,418	42,233	41,770	41,689	-0.3%	2.0%	-1.1%	0.0%
River Parishes Hospital	St. John the Baptist	44,571	45,421	45,233	46,997	1.2%	1.9%	-0.4%	0.8%
Teche Regional Medical Center	St. Mary	52,309	53,178	52,463	51,538	-0.7%	1.7%	-1.3%	-0.4%
Ville Platte Medical Center	Evangeline	35,998	36,573	35,580	35,202	0.5%	1.6%	-2.7%	-0.2%
MISSISSIPPI
Bolivar Medical Center	Bolivar	40,164	40,521	38,975	37,363	-0.4%	0.9%	-3.8%	-0.8%
NEVADA
Northeastern Nevada Regional Hospital	Elko	47,193	45,334	46,018	46,187	1.4%	-3.9%	1.5%	0.1%
NEW MEXICO
Los Alamos Medical Center	Los Alamos	18,106	18,910	19,402	21,017	-0.4%	4.4%	2.6%	1.6%
Memorial Medical Center	Dona Ana	182,356	189,876	193,519	215,002	1.4%	4.1%	1.9%	2.1%
PENNSYLVANIA
Ashland Regional Medical Center	Schuylkill	150,058	153,628	149,665	147,091	-0.1%	2.4%	-2.6%	-0.3%
SOUTH CAROLINA
Coastal Carolina Medical Center	Beaufort	132,628	139,233	148,332	180,310	3.1%	5.0%	6.5%	4.0%
TENNESSEE
Athens Regional Medical Center	McMinn	51,137	50,524	50,118	50,850	1.4%	-1.2%	-0.8%	0.3%
Crockett Hospital	Lawrence	40,242	40,473	40,649	41,464	0.3%	0.6%	0.4%	0.4%
Hillside Hospital	Giles	30,461	30,149	29,583	29,211	1.1%	-1.0%	-1.9%	-0.3%
Livingston Regional Hospital	Overton	20,627	20,403	20,195	20,077	0.8%	-1.1%	-1.0%	-0.1%
Smith County Memorial Hospital	Smith	18,752	18,449	18,265	18,466	1.9%	-1.6%	-1.0%	0.2%
Southern Tennessee Medical Center/	Franklin	40,903	41,198	41,414	42,825	1.4%	0.7%	0.5%	0.7%
Emerald-Hodgson Hospital

County/Parish Population

		Total County/Parish Population				Annual Growth Rates
		Historical			Projected	Historical			Projected
Hospital	County/Parish	2003	2004	2005	2010	2003 (a)	2004	2005	2010 (b)
TEXAS
Ennis Regional Medical Center	Ellis	123,268	128,468	131,660	154,092	3.4%	4.2%	2.5%	3.2%
Palestine Regional Medical Center	Anderson	55,693	57,506	54,956	55,316	0.4%	3.3%	-4.4%	0.1%
Parkview Regional Hospital	Limestone	22,502	22,991	22,668	23,095	0.7%	2.2%	-1.4%	0.4%
UTAH
Ashley Valley Medical Center	Uintah	25,932	26,633	26,973	28,877	0.9%	2.7%	1.3%	1.4%
Castleview Hospital	Carbon	19,683	19,949	19,947	19,823	-1.2%	1.4%	0.0%	-0.1%
VIRGINIA
Danville Regional Medical Center	Danville city	46,274	46,418	46,029	44,412	-1.5%	0.3%	-0.8%	-0.7%
Memorial Hospital of Martinsville	Martinsville city	15,060	14,801	14,746	14,161	-0.8%	-1.7%	-0.4%	-0.8%
Wythe County Community Hospital	Wythe	28,197	28,510	27,896	27,806	0.7%	1.1%	-2.2%	-0.1%
WEST VIRGINIA
Logan Regional Medical Center/	Logan	35,970	36,559	37,759	38,169	-1.6%	1.6%	3.3%	0.2%
Guyan Valley Hospital
WYOMING
Lander Valley Medical Center	Fremont	36,049	36,124	36,118	36,380	0.2%	0.2%	0.0%	0.1%
Riverton Memorial Hospital	Fremont	36,049	36,124	36,118	36,380	0.2%	0.2%	0.0%	0.1%
		Average for counties/parishes that LifePoint serves				0.6%	1.0%	0.3%	0.6%
				US Average		1.2%	1.4%	1.0%	1.2%

(a)	The 2003 historical growth rate represents the compounded annual growth rate from 2000 — 2003.

(b)	The 2010 projected growth rate represents the compounded annual growth rate from 2005 — 2010.

(c)	Population for Colorado River Medical Center is for the zip code of the hospital rather than the county because the hospital’s county includes part of the Los Angeles metropolitan area.

Copyright 2005 Health InfoTechnics, LLC 877/239-9549 October 19, 2005

Demographic Source: ESRI Business Solutions

Median Household Income

		Median Household Income				Annual Growth Rates
		Historical			Projected	Historical			Projected
Hospital	County/Parish	2003	2004	2005	2010	2003 (a)	2004	2005	2010 (b)
ALABAMA
Andalusia Regional Hospital	Covington	$27,482	$28,122	$28,673	$31,373	1.6%	2.3%	2.0%	1.8%
Lakeland Community Hospital	Winston	29,716	30,517	30,743	33,483	2.0%	2.7%	0.7%	1.7%
Northwest Medical Center	Marion	29,834	30,635	30,904	34,024	2.2%	2.7%	0.9%	1.9%
Russellville Hospital	Franklin	28,878	29,811	30,082	33,485	2.0%	3.2%	0.9%	2.2%
Vaughan Regional Medical Center	Dallas	25,014	25,538	25,848	29,146	2.7%	2.1%	1.2%	2.4%
ARIZONA
Havasu Regional Medical Center	Mohave	35,395	36,864	38,350	46,113	3.9%	4.2%	4.0%	3.8%
Valley View Medical Center	Mohave	35,395	36,864	38,350	46,113	3.9%	4.2%	4.0%	3.8%
CALIFORNA
Colorado River Medical Center (c)	San Bernardino	28,980	28,713	29,422	33,575	4.1%	-0.9%	2.5%	2.7%
COLORADO
Colorado Plains Medical Center	Morgan	37,037	38,501	39,298	44,128	2.4%	4.0%	2.1%	2.3%
FLORIDA
Putnam Community Medical Center	Putnam	30,498	31,452	32,509	37,274	2.7%	3.1%	3.4%	2.8%
INDIANA
Medical Center of Southern Indiana	Clark	42,519	43,557	44,696	49,378	2.0%	2.4%	2.6%	2.0%
Starke Memorial Hospital	Starke	39,990	40,645	41,395	45,364	2.3%	1.6%	1.8%	1.8%
KANSAS
Western Plains Regional Hospital	Ford	41,849	43,562	44,719	52,501	3.4%	4.1%	2.7%	3.3%
KENTUCKY
Bluegrass Community Hospital	Woodford	57,851	59,490	61,262	75,059	5.3%	2.8%	3.0%	4.1%
Bourbon Community Hospital	Bourbon	40,506	41,315	42,663	52,109	5.0%	2.0%	3.3%	4.1%
Georgetown Community Hospital	Scott	55,170	56,671	58,595	70,858	5.3%	2.7%	3.4%	3.9%
Jackson Purchase Medical Center	Graves	35,241	36,059	37,403	45,221	4.5%	2.3%	3.7%	3.9%
Lake Cumberland Regional Hospital	Pulaski	30,630	31,267	32,512	38,376	4.0%	2.1%	4.0%	3.4%
Logan Memorial Hospital	Logan	36,790	37,697	38,957	45,956	4.2%	2.5%	3.3%	3.4%
Meadowview Regional Medical Center	Mason	34,294	34,889	36,216	43,745	4.3%	1.7%	3.8%	3.8%
Spring View Hospital	Marion	33,946	34,728	36,197	43,093	3.8%	2.3%	4.2%	3.5%
LOUISIANA
Doctors’ Hospital of Opelousas	St. Landry	24,861	25,484	25,858	29,332	2.9%	2.5%	1.5%	2.6%
Eunice Community Medical Center	St. Landry	24,861	25,484	25,858	29,332	2.9%	2.5%	1.5%	2.6%
Minden Medical Center	Webster	30,400	31,162	31,674	35,543	2.4%	2.5%	1.6%	2.3%
River Parishes Hospital	St. John the Baptist	42,270	43,538	44,396	50,288	2.4%	3.0%	2.0%	2.5%
Teche Regional Medical Center	St. Mary	30,570	31,324	31,828	35,924	2.6%	2.5%	1.6%	2.5%
Ville Platte Medical Center	Evangeline	22,276	22,815	23,269	26,651	2.8%	2.4%	2.0%	2.8%
MISSISSIPPI
Bolivar Medical Center	Bolivar	25,423	26,136	26,560	30,289	2.7%	2.8%	1.6%	2.7%
NEVADA
Northeastern Nevada Regional Hospital	Elko	52,243	54,185	56,078	63,751	2.6%	3.7%	3.5%	2.6%
NEW MEXICO
Los Alamos Medical Center	Los Alamos	86,665	88,391	90,983	107,506	3.6%	2.0%	2.9%	3.4%
Memorial Medical Center	Dona Ana	32,284	33,507	34,664	40,346	2.7%	3.8%	3.5%	3.1%
PENNSYLVANIA
Ashland Regional Medical Center	Schuylkill	$36,689	$37,474	$38,739	$45,466	3.9%	2.1%	3.4%	3.3%
SOUTH CAROLINA
Coastal Carolina Medical Center	Beaufort	52,141	54,607	55,712	66,918	3.4%	4.7%	2.0%	3.7%
TENNESSEE
Athens Regional Medical Center	McMinn	34,329	35,282	36,319	40,921	2.6%	2.8%	2.9%	2.4%
Crockett Hospital	Lawrence	32,237	33,169	33,895	37,742	1.9%	2.9%	2.2%	2.2%
Hillside Hospital	Giles	37,598	38,689	39,996	44,657	2.6%	2.9%	3.4%	2.2%
Livingston Regional Hospital	Overton	28,667	29,629	30,264	33,226	1.8%	3.4%	2.1%	1.9%
Smith County Memorial Hospital	Smith	37,752	38,854	40,179	44,565	2.0%	2.9%	3.4%	2.1%
Southern Tennessee Medical Center/	Franklin	38,758	40,056	41,262	46,442	2.5%	3.3%	3.0%	2.4%
Emerald-Hodgson Hospital
TEXAS
Ennis Regional Medical Center	Ellis	54,389	56,447	58,516	65,970	2.6%	3.8%	3.7%	2.4%
Palestine Regional Medical Center	Anderson	34,449	35,692	36,930	42,337	2.9%	3.6%	3.5%	2.8%
Parkview Regional Hospital	Limestone	32,200	33,484	34,906	40,689	3.2%	4.0%	4.2%	3.1%
UTAH
Ashley Valley Medical Center	Uintah	38,050	38,756	39,436	45,263	3.2%	1.9%	1.8%	2.8%
Castleview Hospital	Carbon	37,830	38,446	39,084	45,260	3.4%	1.6%	1.7%	3.0%
VIRGINIA
Danville Regional Medical Center	Danville city	30,113	31,337	32,215	38,580	3.7%	4.1%	2.8%	3.7%
Memorial Hospital of Martinsville	Martinsville city	30,667	31,855	32,662	38,806	3.6%	3.9%	2.5%	3.5%
Wythe County Community Hospital	Wythe	35,705	37,182	38,577	45,154	3.4%	4.1%	3.8%	3.2%
WEST VIRGINIA
Logan Regional Medical Center/	Logan	26,684	27,273	28,164	32,799	2.9%	2.2%	3.3%	3.1%
Guyan Valley Hospital
WYOMING
Lander Valley Medical Center	Fremont	35,783	36,949	37,862	44,364	3.2%	3.3%	2.5%	3.2%
Riverton Memorial Hospital	Fremont	35,783	36,949	37,862	44,364	3.2%	3.3%	2.5%	3.2%
Average for counties/parishes that LifePoint serves		$36,732	$37,908	$38,939	$45,020
	US Average	$48,073	$49,660	$51,261	$60,558

(a)	The 2003 historical growth rate represents the compounded annual growth rate from 2000 — 2003.

(b)	The 2010 projected growth rate represents the compounded annual growth rate from 2005 — 2010.

(c)	Median Household Income for Colorado River Medical Center is for the zip code of the hospital rather than the county because the hospital’s county includes part of the Los Angeles metropolitan area.

Copyright 2005 Health InfoTechnics, LLC 877/239-9549 October 19, 2005

Demographic Source:ESRI Business Solutions

Unemployment Rate

		Historical Unemployment Rates
Hospital	County/Parish	2002	2003	2004	2005 (a)
ALABAMA
Andalusia Regional Hospital	Covington	5.68%	7.58%	7.36%	4.51%
Lakeland Community Hospital	Winston	9.73%	10.94%	7.90%	5.16%
Northwest Medical Center	Marion	8.85%	6.80%	5.98%	4.51%
Russellville Hospital	Franklin	12.10%	9.83%	6.60%	5.36%
Vaughan Regional Medical Center	Dallas	13.10%	12.96%	11.62%	8.72%
ARIZONA
Havasu Regional Medical Center	Mohave	5.40%	4.93%	3.98%	4.00%
Valley View Medical Center	Mohave	5.40%	4.93%	3.98%	4.00%
CALIFORNA
Colorado River Medical Center	San Bernardino	5.70%	5.89%	5.45%	5.16%
COLORADO
Colorado Plains Medical Center	Morgan	3.56%	4.06%	3.75%	4.55%
FLORIDA
Putnam Community Medical Center	Putnam	7.20%	5.83%	5.59%	4.66%
INDIANA
Medical Center of Southern Indiana	Clark	4.70%	4.28%	4.34%	5.19%
Starke Memorial Hospital	Starke	8.80%	8.58%	7.96%	7.02%
KANSAS
Western Plains Regional Hospital	Ford	2.41%	2.89%	3.11%	3.73%
KENTUCKY
Bluegrass Community Hospital	Woodford	3.26%	3.02%	2.66%	3.96%
Bourbon Community Hospital	Bourbon	5.44%	5.72%	4.24%	5.22%
Georgetown Community Hospital	Scott	4.45%	5.28%	4.02%	4.54%
Jackson Purchase Medical Center	Graves	6.87%	7.69%	7.91%	9.15%
Lake Cumberland Regional Hospital	Pulaski	7.30%	6.65%	4.61%	5.60%
Logan Memorial Hospital	Logan	7.83%	6.97%	5.78%	6.08%
Meadowview Regional Medical Center	Mason	4.94%	6.35%	6.20%	5.90%
Spring View Hospital	Marion	3.85%	4.53%	3.57%	5.58%
LOUISIANA
Doctors’ Hospital of Opelousas	St. Landry	7.17%	7.54%	6.49%	7.49%
Eunice Community Medical Center	St. Landry	7.17%	7.54%	6.49%	6.15%
Minden Medical Center	Webster	9.22%	9.66%	7.97%	6.50%
River Parishes Hospital	St. John the Baptist	7.66%	7.46%	7.05%	6.23%
Teche Regional Medical Center	St. Mary	8.53%	8.03%	9.85%	9.13%
Ville Platte Medical Center	Evangeline	6.75%	7.85%	6.05%	7.49%
MISSISSIPPI
Bolivar Medical Center	Bolivar	11.68%	8.78%	8.85%	9.30%
NEVADA
Northeastern Nevada Regional Hospital	Elko	5.38%	5.46%	4.37%	3.97%
NEW MEXICO
Los Alamos Medical Center	Los Alamos	1.03%	1.56%	1.59%	2.97%
Memorial Medical Center	Dona Ana	6.78%	6.93%	6.88%	6.30%
PENNSYLVANIA
Ashland Regional Medical Center	Schuylkill	7.36%	7.54%	7.69%	6.01%
SOUTH CAROLINA
Coastal Carolina Medical Center	Beaufort	2.81%	2.95%	3.35%	4.80%
TENNESSEE
Athens Regional Medical Center	McMinn	8.28%	8.28%	7.26%	6.30%
Crockett Hospital	Lawrence	10.12%	10.61%	10.08%	10.04%
Hillside Hospital	Giles	7.94%	9.63%	7.34%	7.54%
Livingston Regional Hospital	Overton	6.54%	6.33%	5.64%	5.91%
Smith County Memorial Hospital	Smith	4.44%	7.23%	7.39%	6.18%
Southern Tennessee Medical Center/	Franklin	4.59%	4.73%	4.88%	5.53%
Emerald-Hodgson Hospital
TEXAS
Ennis Regional Medical Center	Ellis	6.06%	6.82%	6.16%	5.23%
Palestine Regional Medical Center	Anderson	5.37%	5.55%	4.78%	6.36%
Parkview Regional Hospital	Limestone	4.37%	4.53%	4.07%	4.94%
UTAH
Ashley Valley Medical Center	Uintah	6.31%	6.16%	5.79%	4.53%
Castleview Hospital	Carbon	6.50%	7.88%	6.96%	6.51%
VIRGINIA
Danville Regional Medical Center	Danville city	9.69%	11.32%	11.42%	9.99%
Memorial Hospital of Martinsville	Martinsville city	16.47%	14.01%	16.42%	10.38%
Wythe County Community Hospital	Wythe	6.94%	5.82%	5.27%	4.26%
WEST VIRGINIA
Logan Regional Medical Center/ Guyan Valley Hospital	Logan	7.92%	8.00%	5.46%	5.26%
WYOMING
Lander Valley Medical Center	Fremont	6.10%	6.49%	5.80%	4.87%
Riverton Memorial Hospital	Fremont	6.10%	6.49%	5.80%	4.87%
	Average for counties/parishes that LifePoint serves	6.80%	6.90%	6.22%	5.92%
	US Average	5.80%	6.00%	5.50%	4.90%

(a) 2005 unemployment rate represents the 11-month average as of November 2005.
Copyright 2005 Health InfoTechnics, LLC 877/239-9549 January 16, 2006.
Demographic Source: US Department of Labor, Bureau of Labor Statistics

Services and Utilization
     We believe that the most important factors relating to the overall utilization of a hospital are the number, quality, availability and specialties of physicians providing patient care within the facility, breadth of services, market position of the hospital, level of technology, emphasis on patient care and convenience for patients and physicians. Other factors which impact the ability of a hospital to meet the healthcare needs of its community include:
•	the size of and growth in local population;

•	local economic conditions;

•	loyalty of the local population to support the local hospital;

•	physician availability, expertise and local reputation;

•	physician utilization trends;

•	the availability of reimbursement programs such as Medicare and Medicaid;

•	the ability to negotiate contracts with managed care organizations that are appropriate for non-urban markets;

•	necessary medical equipment to perform clinical procedures; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.
     Most of our hospitals have experienced long-term growth in outpatient care services. We believe outpatient services provided at most of our hospitals have increased for three primary reasons. First, because of our ongoing recruiting efforts, new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Second, our third-party payors utilize nationally-accepted guidelines for care and treatment that generally encourage the utilization of outpatient, rather than inpatient, services when appropriate, and shortened lengths of stay for inpatient care. Third, outpatient services continue to grow because of improvements in technology and clinical practices.
     In response to this increasing demand for outpatient care, we are continuing to reconfigure some of our hospitals to more effectively accommodate outpatient services and diagnostics. We are also restructuring existing surgical capacity and adding technology in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services. An important component of our continued growth in outpatient services will include the development of outpatient joint ventures with physicians in appropriate circumstances.

Sources of Revenue
     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients. The approximate percentages of total revenues from continuing operations from these sources during the years specified below were as follows:

	2001	2002	2003	2004	2005
Medicare	35.7%	35.4%	35.9%	36.9%	36.6%
Medicaid	10.9	11.6	10.9	11.2	9.4
HMOs, PPOs and other private insurers	42.3	43.0	40.5	38.7	40.8
Self-pay	7.7	8.1	8.6	9.3	11.3
Other	3.4	1.9	4.1	3.9	1.9

	100.0%	100.0%	100.0%	100.0%	100.0%

     Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-insurance features of their coverage. The amount of exclusions, deductibles and co-insurance generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. This has resulted in higher bad debt expense at many of our hospitals.
Medicare
     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals, except for Valley View Medical Center, are currently certified as providers of Medicare services. Amounts received under the Medicare program generally are significantly less than the hospital’s customary charges for the services provided.
     With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. On February 1, 2006, the House of Representatives approved the Deficit Reduction Act of 2005 (the “DRA”). This bill, previously passed by the Senate and expected to be signed by the President, includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation 75% Rule and Medicaid cuts. The major hospital provisions of MMA and DRA are discussed in the subsections below.
     Inpatient Acute Care Diagnosis Related Group Payments. Payments from Medicare for inpatient hospital services are generally made under the prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each diagnosis is assigned a diagnosis related group, commonly known as a “DRG.” Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by an individual hospital in providing a particular inpatient service. This DRG assignment also affects the prospectively determined capital rate paid with each DRG. DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

     The following tables list our historical Medicare DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	DRG Payments	Capital Payments
2001	$125.0	$11.7
2002	139.4	13.3
2003	180.4	16.2
2004	196.8	17.8
2005	362.0	33.6
     The DRG rates are adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. Historical DRG rate increases were as follows:

FFY	% Increase
2001	3.40
2002	2.75
2003	2.95
2004	3.40
2005	3.30
2006	3.70
     MMA provides a full market basket update of 3.7% in FFY 2006 for hospitals that submit data on ten quality measures to the Centers for Medicare and Medicaid Services (“CMS”). This provision applies for three years (FFYs 2005-2007). Hospitals that fail to submit the necessary data or withdraw from the program will receive the market basket increase minus 0.4%. Reductions to a non-participating hospital’s rate will apply only to the fiscal year involved. If the hospital subsequently joins the program, the prior reduction will not be taken into account in computing the update for that fiscal year. MMA and DRA restrict the application of these provisions to hospitals paid under the Inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the Inpatient PPS or to payments made to hospitals under other systems such as the Outpatient PPS. Beginning in FFY 2007, DRA, if enacted, will expand quality reporting requirements to include additional measures and increase the reduction to the market basket to 2.0% for hospitals that do not report all the required data.
     MMA also made a permanent 1.6% increase in the base DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. A majority of our hospitals have benefited from the MMA provisions adjusting the DRG payment rates. Several provisions will continue to affect the FFY 2006 standardized amounts including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the continuation of the reduction of the labor share to 62% for hospitals with a wage index below the national average. In addition, effective October 1, 2005, CMS reduced the labor-related share of the wage index from 71.1% to 69.7% for hospitals in areas with a wage index below the national average. These changes are reflected in the following table:

Standard Rate for Hospitals with a Wage Index Greater than the National Average
(69.7% Labor Share and 30.3% Nonlabor Share)

	Labor-related	Nonlabor-related
Full update (3.7%)	$3,297.84	$1,433.63
Reduced update (3.3%)	$3,285.12	$1,428.10
Standard Rate for Hospitals with a Wage Index Less than or Equal to the National Average
(62.0% Labor Share and 38.0% Percent Nonlabor Share)

	Labor-related	Nonlabor-related
Full update (3.7%)	$2,933.52	$1,797.95
Reduced update (3.3%)	$2,922.20	$1,791.02

Capital Standard
Federal Payment Rate
$420.65
     Outlier Payments. In addition to DRG and capital payments, hospitals may qualify for payments for cases involving extraordinarily high costs when compared to average cases in the same DRG. To qualify as a cost outlier, a hospital’s cost for the case must exceed the payment rate for the DRG plus a specified amount called the fixed-loss threshold. The outlier payment is equal to 80% of the difference between the hospital’s cost for the stay and the threshold amount. The threshold is adjusted every year based on CMS’s projections of total outlier payments to make outlier reimbursement equal 5.1% of total payments. We anticipate outlier payments to increase slightly in 2006 as a result of a reduction in the outlier threshold from $25,800 to $23,600.
     The following table lists our historical Medicare outlier payments for the years presented (in millions):

Medicare Outlier Payments

2001	$1.6
2002	0.7
2003	0.4
2004	0.6
2005	2.5
     Disproportionate Share Payments. The Disproportionate Share Hospital (“DSH”) adjustment provides additional payments to hospitals that treat a high percentage of low-income patients. The adjustment is based on the hospital’s DSH patient percentage, which is the sum of the number of patient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days plus the days for patients who were eligible for Medicaid divided by the total number of hospital inpatient days. Hospitals whose DSH patient percentage exceeds 15% are eligible for a DSH payment adjustment.
     Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals be based on the same conversion factor, regardless of geographic location. Most of our hospitals have benefited from these provisions.
     The following table lists our historical Medicare DSH payments for the years presented (in millions):

Medicare DSH Payments

2001	$6.8
2002	9.0
2003	10.0
2004	21.2
2005	48.0
     Wage Index. Under PPS, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for inpatient PPS and January 1, 2005 for outpatient PPS, CMS implemented a number of changes to the wage index calculation. These changes include adopting new standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas issued by the Office of Management and Budget (the “OMB”). Hospitals that have been adversely affected by this new definition received a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further, CMS has applied an occupational mix adjustment factor to the wage index amounts for the first time, but has limited the adjustment to 10% of the wage index. CMS has not announced what percentage of the wage index will be impacted by the occupational mix adjustment for future years.
          Post-Acute Care Transfer Policy. When a patient is transferred from one acute care facility to another acute care facility, the transferring hospital receives a per diem payment with total payment limited to the full DRG amount that would have been made if the patient were discharged without being transferred. Beginning in FFY 1999, the transfer policy was expanded to cover patients discharged to a post-acute care setting. Initially, this policy applied to cases assigned to one of ten DRGs that had high volumes of cases discharged to post-acute care. The law gave CMS authority to expand the number of DRGs for FFY 2001 and subsequent years. CMS established criteria for determining the DRGs that should be included and extended in the policy to cover 29 DRGs in FFY 2004. This change reduced our Medicare reimbursement by approximately $0.7 million annually. In FFY 2005, CMS found that no additional DRGs met the criteria. However, CMS revised the list of DRGs to adjust for one current post-acute transfer DRG that was split into two new DRGs, resulting in 30 DRGs subject to the policy. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 DRGs to 182 DRGs, resulting in an estimated $4.3 million additional reduction in our Medicare inpatient PPS payments for FFY 2006.
          Inpatient Rehabilitation and the 75% Rule. Historically, freestanding rehabilitation hospitals and rehabilitation units within acute care hospitals (collectively, “IRFs”) received cost-based reimbursement from Medicare under an exemption from the acute care PPS. In order to qualify for cost-based reimbursement for IRFs, hospitals were required to have 75% of their patients in one or more of ten medical conditions (the “75% Rule”). The Balanced Budget Act of 1997 and its implementing regulations replaced the traditional IRF cost-based methodology, however, with a PPS system. This new IRF-PPS became effective on January 1, 2002.
          On April 30, 2004, CMS issued a final rule revising criteria for classifying hospitals as IRFs. The rule increased the number of qualifying medical conditions from 10 to 13, but reduced the total number of eligible patients based upon revised definitions of the conditions. In anticipation of the considerable difficulty many IRFs might have satisfying the revised 75% Rule, CMS established a phase-in period for compliance, as follows:

	Minimum Qualifying	Co-morbidities
Cost Reporting Period Beginning	Patient Mix	Apply (Y/N) (1)	Patient Mix Affected
July 1, 2004-June 30, 2005	50%	Y	Medicare and Total
July 1, 2005-June 30, 2006	60%	Y	Medicare and Total
*July 1, 2006-June 30, 2007	60%	Y	Medicare and Total
July 1, 2007-June 30, 2008	65%	Y	Medicare and Total
July 1, 2008 and thereafter	75%	N	Medicare and Total

(1)	Patients with certain co-morbidities (additional health conditions) may count towards the minimum patient mix established by the revised 75% Rule during the phase-in period.

*	DRA, if enacted, will extend the 60% compliance period for one year, then the phase-in period will resume.
     In January 2005, CMS suspended enforcement of the revised 75% Rule in response to a provision of the Consolidated Appropriations Act of 2005, enacted as Public Law 108-447, that directed CMS not to change the status of certain IRFs for their failure to comply with the revised 75% Rule until the Secretary of the Department of Health and Human Services (the “DHHS”) made a determination of clinically appropriate IRF classification criteria based on a recently issued report by the Government Accountability Office (the “GAO”). On June 21, 2005, CMS issued a notice announcing that it will proceed with implementing the revised 75% Rule as set forth in its previously issued final rule. The notice states that CMS has determined it has already been taking the steps that the GAO recommended to improve how facilities are classified as an IRF and that the revised classification criteria for IRFs contained in the revised 75% Rule are not inconsistent with the recommendations in the GAO report. Accordingly, the June 21, 2005 notice lifts the suspension of enforcement of the revised 75% Rule.

     Any IRF that fails to meet the requirements of the 75% Rule is subject to prospective reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare prospective IRF payment rates to lower acute care payment rates. Such rates are approximately 64% lower than these IRF payment rates. We have reduced admissions in an attempt to achieve compliance with the current phase-in schedule for the revised 75% Rule. We have estimated a 20% reduction in IRF admissions for 2005 resulting in a decrease of $8.0 million of revenues. However, we anticipate no IRF admission reductions in 2006 as a result of the impact in 2005.
          On August 15, 2005, CMS published a final rule that updates the IRF-PPS for FFY 2006. The final rule:
•	increases the market basket payments by 3.6% utilizing a new methodology;

•	incorporates downward adjustments for reimbursement (resulting in an overall decrease of approximately 1.9%) in response to coding changes;

•	increases the payment rate adjustment for IRFs in rural areas to 21.3% from the current 19.1%;

•	reduces the outlier payment threshold for cases with unusually high costs;

•	implements refinements to the case-mix groups, co-morbidity tiers and relative weights;

•	implements new and revised payment adjustments that will be implemented on a budget-neutral basis;

•	adopts the new geographic labor market area definitions based on the definitions created by the OMB known as “Core-Based Statistical Areas” to be implemented over a one-year transition period; and

•	incorporates several other modifications to Medicare reimbursement for IRFs.
          We currently operate 18 IRFs for which services are reimbursed under the IRF-PPS. The following table lists our reimbursement from Medicare for the years presented (in millions):

IRF
Reimbursement
2001	$7.6
2002	12.5
2003	18.4
2004	20.9
2005	29.5
     Inpatient Psychiatric. As of December 31, 2005, we operated twelve inpatient psychiatric units. Payments to PPS-exempt psychiatric hospitals and units were based upon reasonable cost, subject to a cost-per-discharge target (the Tax Equity and Fiscal Responsibility Act of 1982 limits) for cost reporting periods beginning before January 1, 2005. These limits were updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting periods in fiscal years 2003, 2004 and 2005 was a market basket of 3.5%, 3.4% and 3.3%, respectively. Caps had been established for the cost-per-discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. For cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units were no longer subject to these caps. However, if a PPS-exempt hospital or unit was subject to the cap in the cost report for the year prior to October 1, 2002, such limitation was included in its future target amount. The cost-per-discharge for new hospitals and hospital units could not exceed 110% of the national median target rate for hospitals in the same category.
     On November 15, 2004, CMS published a final regulation to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). The new prospective payment system replaced the cost-based system for reporting periods beginning on or after January 1, 2005. IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate is effective for the 18-month period January 1, 2005 through June 30, 2006. On January 13, 2006, CMS released its proposed IPF PPS regulation for July 1, 2006 through June 30, 2007. CMS estimates that IPF PPS rates will increase an average of 4.2% effective July 1, 2006.
     The following table lists our historical Medicare inpatient psychiatric payments for the years presented (in millions):

Medicare Inpatient
Psychiatric Payments
2001	$ 6.1
2002	6.4
2003	7.0
2004	7.8
2005	15.3
     Skilled Nursing Facilities and Swing Beds. As of December 31, 2005, we operated seven hospital-based skilled nursing facilities (“SNF”s) and 26 hospitals utilizing swing beds. The SNF PPS was implemented in 1998 and replaced a cost-based payment system. Under the SNF PPS, providers receive a per diem payment from Medicare if a SNF patient admission was immediately preceded by a hospital stay of at least three days. In response to criticism that the SNF PPS reimbursement was inadequate, Congress initiated several temporary payment adjustments. Two of these payment adjustments, which were authorized under the Balanced Budget Refinement Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”), were to remain in effect until CMS comprehensively refined the SNF PPS. These payment add-ons, a 20% adjustment for medically complex resource utilization groups (“RUGs”) and a 6.7% adjustment for rehabilitation RUGs, terminated on December 31, 2005. Through December 31, 2005, payments were based on 44 RUGs and covered all costs of providing such as diagnostic tests, supplies and pharmacy expenses.
     Beginning January 1, 2006, the RUG system has been modified by the addition of nine new RUGs intended to capture some of the sickest and most costly SNF patients. As a result of the addition of the new RUGs, which CMS interprets as a SNF PPS “refinement,” the two payment add-ons have been removed at the end of 2005 and replaced on January 1, 2006 with a new 8.41% add-on that will be applied to the nursing component of each of the 53 RUGs, including the nine new RUGs. For FFY 2004, SNF PPS payment rates were increased by the full market basket on 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the SNF PPS in July 1998. For FFYs 2005 and 2006, SNF PPS payment rates were increased by the market basket updates of 2.8% and 3.1%, respectively.

     The following table lists our historical Medicare inpatient SNF payments for the years presented (in millions):

Medicare Inpatient
SNF Payments
2001	$7.4
2002	6.3
2003	4.8
2004	4.0
2005	6.3
     Certain small, rural hospitals are allowed to enter into a Medicare swing-bed agreement, under which the hospital can use its beds to provide either acute or SNF care, as needed. These services furnished by rural hospitals are paid under the SNF PPS. The swing-bed provision represents a hybrid benefit and, although the services furnished are SNF services, the provider of services is a hospital.
     The following table lists our historical Medicare swing-bed payments for the years presented (in millions):

Medicare Inpatient
Swing-Bed Payments
2001	$2.4
2002	4.2
2003	4.0
2004	5.7
2005	6.2
     Critical Access Hospitals. As of December 31, 2005, we operated three critical-access hospitals (“CAHs”). This category of hospitals was established in the BBA to support small, limited service hospitals in rural areas. Prior to the enactment of the MMA, Medicare paid CAHs on the basis of their Medicare allowable costs. The MMA increased these payments to 101% of Medicare allowable costs. Effective January 1, 2006, the MMA eliminates the authority of states to waive distance criteria for CAH status if a hospital is designated as a necessary provider. This provision includes a grandfathering provision that allows a CAH designated as a necessary provider in its state’s rural health plan before the effective date to be permitted to maintain its necessary provider designation.
     The following table lists our historical Medicare critical-access hospital payments for the years presented (in millions):

Medicare Critical-Access
Hospital Payments
2001	$1.9
2002	2.2
2003	4.0
2004	5.4
2005	5.3
     Graduate Medical Education: Hospitals and hospital-based providers receive payment for training and instructing residents in approved direct graduate medical education (“GME”) residency teaching programs. The direct GME payment is for costs, including the direct costs of salaries and fringe benefits of interns and residents and teachers’ salaries, associated with an approved residency teaching program in medicine, osteopathy, dentistry and podiatry. We have historically received little or no GME payments until 2005, when we received $0.4 million.
     Indirect Medical Education. Prospective payment hospitals that have residents in an approved graduate medical education program receive an additional payment for a Medicare discharge to reflect the higher patient care costs of teaching hospitals relative to non-teaching hospitals. This Indirect Medical Education (“IME”) adjustment factor is calculated using a hospital’s ratio of residents to beds and a formula multiplier. The formula is traditionally described in terms of a certain percentage increase in payment for every 10% increase in the resident-to-bed ratio. We have historically received little or no Medicare IME payments until 2005, when we received $0.8 million.
     Outpatient Payments. BBRA established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications (“APCs”), with associated specific relative weights, which are multiplied by an APC conversion factor. The APC conversion factors are $52.151, $54.561, $56.983 and $59.511 for 2003, 2004, 2005 and 2006, respectively. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.
     BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997 (“BBA”). Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Fifteen of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004 until December 31, 2005. DRA, if enacted, will extend these payments for three years but at a reduced amount. Payments for 2006, 2007 and 2008 will be 95%, 90% and 85%, respectively, of the hold harmless amount. Currently, 29 of our hospitals qualify for this relief.
     The following table lists our historical Medicare outpatient payments for the years presented (in millions):

Medicare		Medicare Hold Harmless Payments
	Outpatient Payments	(Included in Medicare Outpatient Payments)
2001	$34.9	$ 0.2
2002	46.3	0.5
2003	57.6	0.6
2004	72.2	0.2
2005	143.2	—
     Home Health Payments. As of December 31, 2005, we operated 12 home health agencies. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, BIPA increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, were effectively decreased by 4.9%. The market basket rate increase for calendar year 2005 was 3.1%, which was reduced 0.8% as mandated by MMA, and resulted in a net increase of the 60-day episode of care rate of 2.3%. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004. DRA, if enacted, will freeze 2006 Medicare payments but reinstates the 5% rural payment add-on for 2006 only. Beginning in 2007, home health agencies that do not submit quality data would receive a 2% decrease in the market basket update.

     The following table lists our historical Medicare home health payments for the years presented (in millions):

Medicare Home Health Payments
2001	$0.3
2002	0.2
2003	1.9
2004	1.2
2005	8.2
     Sole Community Hospitals and Medicare Dependent Hospitals. A sole community hospital (“SCH”) is generally the only hospital within a 35-mile radius. Medicare has special payment provisions for SCHs. Eighteen of our hospitals qualify as SCHs under Medicare regulations. Special payment provisions related to SCHs may include a higher reimbursement rate, which is based on a blend of hospital-specific costs and a national reimbursement rate, and a 90% payment “floor” for capital costs which guarantees the SCH capital reimbursement equal to 90% of capital costs. Nine of our 18 SCH hospitals receive the higher hospital-specific rate. In addition, the TRICARE program that provides medical insurance benefits to government employees has special payment provisions for SCHs.
     Medicare Dependent Hospitals (“MDHs”) are paid based on the federal rate or, if higher, the federal rate plus 50% of the difference between the federal rate and the updated hospital-specific rate. Our sole MDH, Hillside Hospital, receives the higher hospital-specific rate. This provision was scheduled to expire for discharges beginning October 1, 2006. DRA, if enacted, will extend MDH status for qualifying hospitals through discharges occurring before October 1, 2011. Additionally, the hospital-specific portion of the payment will be increased from 50% to 75% effective October 1, 2006.
     Rural Health Clinics. As of December 31, 2005, we operated seven rural health clinics. A rural health clinic is an outpatient facility that is primarily engaged in furnishing physicians’ and other medical and health services and that meets other requirements designated to ensure the health and safety of individuals served by the clinic. The clinic must be located in a medically under-served area that is not urbanized as defined by the U.S. Bureau of Census. Payment to rural health clinics for covered services is made by means of an all-inclusive rate for each visit. Prior to 2005, we received approximately $0.3 million in Medicare rural health clinic payments annually. We received approximately $1.7 million in Medicare rural health clinic payments in 2005 primarily as a result of the Province business combination.
     Hospice Payments. Medicare beneficiaries who are terminally ill are eligible to receive hospice benefits in lieu of most other Medicare benefits. Hospices are paid a specific amount for each day a beneficiary is in their care. The daily reimbursement amount is different depending on the type of care being provided to the beneficiary on a particular day. The total amount a hospice can receive for each beneficiary is capped at an annual level. In 2005, we received approximately $1.2 million in Medicare hospice payments for one of our hospitals that we acquired in 2005.
     Medicare Bad Debt Reimbursement. Under Medicare, the costs attributable to the deductible and coinsurance amounts which remain unpaid by the Medicare beneficiary can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the fiscal intermediary from the prior cost report filing.
     Bad debts must meet the following criteria to be allowable:
•	The debt must be related to covered services and derived from deductible and coinsurance amounts;

•	The provider must be able to establish that reasonable collection efforts were made;

•	The debt was actually uncollectible when claimed as worthless; and

•	Sound business judgment established that there was no likelihood of recovery at any time in the future.

     The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%.
     The following table lists our historical Medicare bad debt payments for the years presented (in millions):

Medicare Bad Debt Payments
2001	$2.7
2002	4.3
2003	5.5
2004	7.1
2005	13.6
Medicaid
     Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. Amounts received under the Medicaid program are generally significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. The federal government and many states have or may significantly reduce Medicaid funding. This could adversely affect future levels of Medicaid payments received by our hospitals.
     DRA, if enacted, will give states greater control over their Medicaid programs and allows states to impose new co-payments and deductibles on Medicaid recipients.

     The following table summarizes our Medicaid revenues from continuing operations, reimbursement methodologies and cost reporting requirements by state:

	Revenues (in millions)						Cost Reporting
State	2001	2002	2003	2004	2005	Reimbursement Methodologies	Requirements
Alabama	$1.0	$1.7	$5.8	$6.6	$15.8	IP: Cost-related rates, not retrospective	Informational only
						OP: Fee schedule
Arizona	—	—	—	—	5.9	IP: Per diem rates, not retrospective	None
						OP: Fee schedule
California	—	—	—	—	0.9	IP: Cost-based	Inpatient cost settled
						OP: Fee schedule
Colorado	—	—	—	—	1.9	IP: DRG-based	Informational only
						OP: Fee schedule
Florida	5.0	3.4	3.0	4.5	5.2	IP: Per diem	Rate setting, cost settled
						OP: Per visit/per line item
Indiana	—	—	—	—	1.5	IP: DRG-based	Informational only
						OP: Fee schedule
Kansas	1.9	1.6	2.1	1.8	3.3	IP: DRG-based	Informational only
						OP: Fee schedule
Kentucky	26.7	36.0	32.4	40.5	43.2	IP: DRG-based	Outpatient cost settled
						OP: Cost-based, flat rate, fee schedule
Louisiana	0.4	3.7	3.6	4.3	16.9	IP: Cost per discharge	Outpatient cost settled
						OP: Primarily 83% of allowable cost and fee schedule
Mississippi	—	—	—	—	8.0	IP: Cost-based	IP and OP cost settled
						OP: Cost-based
Nevada	—	—	—	—	1.3	IP: Per diem rates, not retrospective	None
						OP: Fee schedule
New Mexico	—	—	—	—	4.8	IP: DRG-based with cost-based capital	IP capital and OP cost settled
						OP: Cost-based and fee schedule
South Carolina	—	—	—	—	0.9	IP: Cost-based	IP capital and OP cost settled
						OP: Cost-based
Tennessee	18.0	23.1	24.6	26.5	25.5	IP: DRG-based	None
						OP: Fee schedule
Texas	—	—	—	—	8.9	IP: DRG-based	OP cost settled
						OP: Cost-based and fee schedule
Utah	7.6	7.9	8.4	8.7	8.1	IP: Negotiated percentage of charges	None
						OP: Primarily 93% of charges and fee schedule
Virginia	—	—	—	—	7.3	IP: DRG-based with cost-based capital	IP capital and OP cost settled
						OP: Cost-based
West Virginia	—	0.6	9.3	9.4	7.1	IP: DRG-based	Informational only
						OP: Fee schedule
Wyoming	4.2	4.8	5.2	5.5	6.8	IP: Prospective, based on per discharge	None
						OP: Fee schedule

	$64.8	$82.8	$94.4	$107.8	$173.3

IP — Inpatient

OP — Outpatient
     The following table lists our historical Medicaid disproportionate share and similar state-funded payments, which payments are included in the Medicaid revenues listed in the above table (in millions):

	Medicaid Disproportionate Share Payments
State	2001	2002	2003	2004	2005
Alabama	$0.3	$0.3	$0.6	$1.7	$3.7
Kansas	—	—	—	—	0.9
Kentucky	4.4	5.9	3.4	4.9	4.9
Louisiana	—	0.1	0.1	—	0.4
Mississippi	—	—	—	—	1.3
New Mexico	—	—	—	—	0.2
Tennessee	1.3	0.2	0.9	1.7	1.3
Texas	—	—	—	—	1.9
West Virginia	—	—	0.7	0.8	0.8
Wyoming	—	—	0.1	—	—

	$6.0	$6.5	$5.8	$9.1	$15.4

Annual Cost Reports
     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.
     Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit.
HMOs, PPOs and Other Private Insurers
     In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services.
     These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.
Self-Pay
     Self-pay revenues are derived from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity/indigent care. A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. We have seen an increase in the number of self-pay patients at our hospitals, which are the least collectible of all accounts.
     We provide care to certain patients that qualify under the local charity/indigent care policy at each of our hospitals. We discount a charity/indigent care patient’s charges against our revenues and do not report such discounts in our provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.
     The following table lists our historical self-pay revenues and charity/indigent care write-offs for the years presented (in millions):

	Self-Pay	Charity/Indigent Care	Combined
	Revenues	Write-offs	Total
2001	$45.5	$3.1	$48.6
2002	57.6	3.5	61.1
2003	75.7	5.2	80.9
2004	92.9	7.8	100.7
2005	210.0	24.0	234.0
Indigent Care Programs
     Memorial Medical Center (“MMC”), our hospital located in Las Cruces, New Mexico, participates in two indigent care programs:
•	Expanded Care Program, which is funded by both the City of Las Cruces and Dona Ana County; and

•	Sole Community Program, which is funded by both Dona Ana County and the federal government.
     The Expanded Care Program funds MMC approximately $6.0 million per year until the expiration date of June 1, 2007. MMC must provide a certain level of charity care to receive these funds. MMC currently receives approximately $16.0 million annually under the Sole Community Program. The Sole Community Program is not tied to specific claims, as the funding levels are determined in October of each year.
Competition
Existing Hospitals
     We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. In all but four of the communities in which our hospitals are located, our hospitals face no direct hospital competition because there are no other hospitals in these communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that may provide more comprehensive services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require specialized services from these other hospitals may subsequently shift their preferences to those hospitals for services we provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are not required to pay sales, property and income taxes as we are.
     We also face increasing competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers. Physician competition also has increased as physicians, in some cases, have become equity owners in surgery centers and outpatient diagnostic centers, to which they refer patients.
     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the 20 states where we operate hospitals, nine have certificate of need laws (Alabama, Florida, Kentucky, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia). The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states.
     The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the patient’s needs, the quality of other physicians on the medical staff, the location of the hospital and the breadth and scope of services offered at the hospital’s facilities.
Hospital Acquisitions
     A key element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. The competition to acquire these type of hospitals is significant. Our principal competitors for acquisitions have included Health Management Associates, Inc., Community Health Systems, Inc., Triad Hospitals, Inc. and newly capitalized start-up companies. We intend to acquire hospitals that are similar to those we currently operate by adhering to our selective acquisition strategy.
Employees and Medical Staff
     At December 31, 2005, our subsidiaries had approximately 19,000 employees, including approximately 5,000 part-time employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals are the majority of our employees. Approximately 200 of our employees are subject to collective bargaining agreements. We have approximately 175 employed physicians at December 31, 2005. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.
     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the medical staff must be approved by the hospital’s medical staff and the local board of trustees of the hospital in accordance with established credentialing criteria. In certain cases, physicians are employed by our hospitals.
Government Regulation
     Overview. All participants in the healthcare industry are required to comply with extensive government regulations at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, and our hospitals may lose their licenses and ability to participate in government programs. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.
     Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals, except for Valley View Medical Center, are currently licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, as of December 31, 2005, most of our hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), except for our three critical-access hospitals. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid. JCAHO has offered an accreditation program for critical-access hospitals for approximately two years, but JCAHO accreditation for such hospitals is voluntary and not required for participation in the Medicare and Medicaid programs. Nevertheless, we currently follow the JCAHO standards at each critical-access hospital.
     Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the DHHS that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.
     Fraud and Abuse Laws. Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:
•	making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;

•	paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or

•	failing to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise failing to properly treat and transfer emergency patients.
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.
     The anti-kickback provision of the Social Security Act prohibits the payment, receipt, offer or solicitation of anything of value, whether in cash or in kind, with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved.
     The Office of Inspector General (“OIG”) of DHHS is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:
•	payment of any incentive by a hospital each time a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training (other than compliance training) for a physician’s office staff, including management and laboratory technique training;

•	guarantees which provide that if a physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs for a physician’s travel and expenses for conferences;

•	payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or

•	purchasing goods or services from physicians at prices in excess of their fair market value.
     We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own shares of our common stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We use our best efforts to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.
     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital that is not a specialty hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and regulations.
     Many states in which we operate also have adopted, or are considering adopting, laws similar to the federal anti-kickback and Stark laws. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.
     Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own hospitals, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We attempt to structure our arrangements with healthcare providers to comply with the relevant state laws and the few available regulatory interpretations.
     Emergency Medical Treatment and Active Labor Act. All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.
     On September 9, 2003, CMS published a final rule which became effective November 10, 2003, clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.
     CMS’ rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether we will comply with any new requirements.
     Federal False Claims Act. The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.
     Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the anti-kickback statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.
     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes went into effect January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes Medpac to study the effects of home health and rural hospital reimbursement effects in current and anticipated reimbursement methodologies.
     In recent years, Medicaid enrollment has grown as more people became eligible for the program. At the same time, healthcare costs have been rising, forcing states to address Medicaid cost-containment. Healthcare costs, demographics, erosion of employer-sponsored health coverage and potential changes in federal Medicaid policies continue to put pressure on state Medicaid programs. Policymakers in many states are evaluating the Medicaid programs in their states and considering reforms. We anticipate that the federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the healthcare delivery system.
     Conversion Legislation. Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.
     Certificates of Need. The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in nine states that have adopted certificate of need laws — Alabama, Florida, Kentucky, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.
     HIPAA Transaction, Privacy and Security Requirements. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to protect the privacy of healthcare information and encourage electronic commerce in the healthcare industry.
     Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by DHHS when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status. We have implemented or upgraded computer systems utilizing a third party vendor, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors.
     HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers. DHHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.
     HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology.
     DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties.
     Compliance with these standards requires significant commitment and action by us and our facilities. Because some of the HIPAA regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

     Patient Safety and Quality Improvement Act of 2005. On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs will be certified by the Secretary of the DHHS for three-year periods after the Secretary develops applicable certification criteria. PSOs will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies. We will monitor the progress of these voluntary reporting programs and we anticipate that we will participate in some form when the details are available.
     California Seismic Standards. California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act (the “Alquist Act”) requires that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations require hospitals to meet seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998.
     The Alquist Act requires that within three years after the Building Standards Commission had adopted evaluation criteria and retrofit standards:
•	certain hospitals in California must conduct seismic evaluation and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

•	hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

•	regulated hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.
     We are required to conduct engineering studies at our California facility (Colorado River Medical Center), which was acquired in the Province business combination, to determine whether and to what extent modifications to this facility will be required. To date, we have conducted engineering studies and implemented compliance plans for our California facility that satisfy all current requirements and, through December 31, 2005, have cost approximately $0.2 million. We may be required to make significant capital expenditures in the future to comply with the seismic standards, which could impact our earnings.
     State Hospital Rate-Setting Activity. We currently operate two facilities in West Virginia. The West Virginia Health Care Authority requires that requests for increases in hospital charges be submitted annually. Requests for rate increases are reviewed by the West Virginia Health Care Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected. As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited and the operating margins for our hospitals located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws in the future.
     Medical Malpractice Tort Law Reform. Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. In 2005, most states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.
     Environmental Regulation. Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of healthcare facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that such compliance costs will be significant in the future.
Regulatory Compliance Program
     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program which focuses on all areas of regulatory compliance including billing, reimbursement and cost reporting practices.
     This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee, certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our hospitals, our compliance hotline or directly to our compliance office.
     In December 2000, we entered into a five-year corporate integrity agreement with the OIG and agreed to maintain our compliance program in accordance with the corporate integrity agreement. This agreement expired on December 31, 2005. We are required to submit our final report no later than May 31, 2006. The related compliance measures and reporting and auditing requirements include:
•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	performing internal coding reviews of our facilities and having an independent third party conduct periodic audits of those reviews;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting and making the appropriate refund for any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare related fraud involving any federally funded program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate compliance program for the past year.
     Our compliance program will continue in 2006 to maintain the same levels of integrity with our policy and regulatory compliance policies.
Risk Management and Insurance
     We assume a substantial portion of our professional and general liability risks through a self-insured retention (“SIR”) program administered in-house by our risk and insurance department with assistance from our insurance brokers. Beginning in 2005, our SIR for professional and general liability risks is $15.0 million per claim in all states except Texas and Florida. Our SIR in Texas and Florida is currently $10.0 million per claim because of the high volatility of risk in both of these states. We do not have an aggregate amount on the SIR layer. We maintain professional and general liability insurance with unrelated commercial carriers for losses in excess of the SIR.
     Our workers’ compensation program has a $1.0 million deductible for each loss in all states except for West Virginia and Wyoming. Workers’ compensation in these states operate under a state–mandated program. Recent changes in the workers’ compensation laws in West Virginia will allow self-insurance and commercial programs to be offered in the future.
     We also maintain directors’ and officers’, property and other types of insurance coverages with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. The limits provided by the directors’ and officers’ policy are based on the insurance market. We maintain property insurance through an unrelated commercial carrier. High property insurance deductibles are required with respect to our facilities that are relatively close to the coast because of the high wind exposure. We have four locations that are considered a high exposure to named-storm risk and carry a deductible of 3% of their respective property values.
     During the fourth quarter of 2005, we were approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. (“POLI”). This captive insurance company will operate as our wholly-owned subsidiary and will be utilized initially to issue insurance policies to our employed physicians. We anticipate that POLI will be used for other insurance programs in the future, including our SIR.
Item 1A. Factors That May Affect Future Results
     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:
•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

     In this report, for example, we make forward-looking statements discussing our expectations about:
•	integration of our recent acquisitions;

•	future financial performance;

•	future liquidity and capital resources;

•	future cash flows;

•	future debt and equity structure;

•	our strategic goals;

•	competition with other hospitals;

•	our compliance with federal, state and local regulations;

•	our payment of dividends;

•	future acquisitions;

•	de novo facilities;

•	industry trends;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	our contractual obligations;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	the impact of new accounting standards; and

•	physician recruiting and retention.
     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made.
     There are several factors, many beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part I, Item 7A. Quantitative and Qualitative Disclosures about Market Risk). Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Risk Factors
     We have substantial indebtedness and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations, pursue desirable business opportunities or successfully run our business in the future.
     We have substantial indebtedness. As of December 31, 2005, our consolidated debt was approximately $1,516.3 million. We also may draw upon revolving credit loans in an aggregate principal amount of up to $300 million, of which none were outstanding at December 31, 2005. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. In addition, our credit facility contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $250 million under the term loan component and up to $100 million under the revolving loan component, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our companies and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.
     Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:
•	Under our credit facility, we will be required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted.

•	We may be vulnerable in the event of downturns and adverse changes in our hospitals’ businesses, in our industry, or in the economy generally, such as the implementation by the government of further limitations on reimbursement under Medicare and Medicaid, because of our need for increased cash flow.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.

•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•	Any borrowings we complete at variable interest rates expose us to increases in interest rates generally.

•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.
•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.
     A substantial portion of our indebtedness consists of floating rate debt, which exposes us to interest rate risk.
     Approximately 85% of our indebtedness consists of floating rate debt, which is at variable rates of interest and exposes us to interest rate risk. Changes in the interest rates generally will not impact the fair market value of the floating rate debt instruments but could have a material adverse affect on our results of operations. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase, even though the amount borrowed will remain the same.
     We manage our exposure to interest rate risk through internally established policies and procedures. To the extent that we maintain floating rate debt, we will evaluate the appropriateness of using various hedging instruments. Currently, we have not used financial instruments for hedging interest rate risk and are not a party to any derivative contracts which would reduce exposure to such risk.
     We may be unable to integrate successfully the operations and businesses of LifePoint and Province and realize the full cost savings and benefits anticipated from the Province business combination.
          The Province business combination, which was completed on April 15, 2005, involves the integration of two companies that previously operated as independent public companies. We are dedicated to devoting significant management attention and resources to continue to integrate the business practices and operations of Province. The potential difficulties that we may encounter in the integration process include the following:
•	complexities associated with managing and coordinating the geographically disparate combined businesses, which had 52 hospitals in 20 states as of January 1, 2006 (including two hospitals that are part of discontinued operations not yet divested);

•	integrating personnel and processes from the two companies while maintaining focus on providing consistent, high quality patient care;

•	our inability to achieve the cost savings and efficiencies anticipated in the Province business combination, including increased purchasing efficiencies and cost reductions expected to result from the Province business combination;

•	delays in replacing Province’s information systems with our information systems; and

•	potential unknown liabilities and increased costs associated with the Province business combination.
          The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and could also cause the loss of key personnel upon whom our success will depend in large part. The diversion of management’s attention and any delays or difficulties encountered in connection with the Province business combination and the integration of the two companies’ operations could have an adverse effect on our business, results of operations, financial condition, cash flows or prospects. If encountered, these potential difficulties could result in reduced earnings and revenues compared to operations of LifePoint and Province for periods prior to the Province business combination.

     We have incurred significant expenses in connection with the Province business combination and related financing transactions.
          We have recognized a pretax charge to operations of $43.2 million for transaction costs during 2005, which is comprised of $26.4 million as a result of conforming Province’s accounts receivable to our accounting policies, $7.3 million relating to assumed liabilities, $4.2 million relating to retention bonuses to former Province employees and $5.3 million relating to compensation expense, primarily in the form of restricted stock vesting as a result of the Province business combination. Additional unanticipated costs may be incurred in future periods to integrate the businesses of LifePoint and Province. If the benefits of the Province business combination do not exceed its associated costs, our financial results could be adversely affected.
     If our fair value declines, a material non-cash charge to earnings from impairment of our goodwill could result.
          We recorded a significant portion of the Province purchase price as goodwill. We have also recorded as goodwill a portion of the purchase price for many of our hospital acquisitions. At December 31, 2005, we had approximately $1,455.6 million of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
          We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring not-for-profit entities.
               One element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. We face significant competition to acquire other attractive, non-urban hospitals, and we may not find suitable acquisitions on favorable terms. Our principal competitors for acquisitions have included Health Management Associates, Inc., Community Health Systems, Inc., Triad Hospitals, Inc. and newly capitalized start-up companies. We also may incur or assume additional indebtedness as a result of the consummation of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.
               The cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of purchase price, effects of subsequent legislation and limitations on rate increases. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of our acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably or effectively integrate their operations, we may be unable to achieve our growth strategy.
               In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by not-for-profit entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with not-for-profit organizations in the future.
               We may encounter numerous business risks in acquiring additional hospitals and may have difficulty operating and integrating those hospitals. As a result, we may be unable to achieve our growth strategy.
               We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals, and we will rely heavily on HCA for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA to convert our newly acquired hospitals’ information systems, including those used by the Province hospitals, in a timely manner.

     In addition, we also may acquire businesses, including the Province hospitals, with unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities, and unacceptable business practices. Although we have historically obtained, and we will likely obtain, contractual indemnification from sellers covering these matters, we did not obtain indemnification in the Province business combination and any indemnification may be insufficient to cover material claims or liabilities for past activities of acquired businesses.
     It is difficult to predict financial performance of our de novo hospitals, and these facilities will take time to perform at the level of our other hospitals.
     Because our two newly-constructed hospitals in Fort Mohave, Arizona and Hardeeville, South Carolina do not have long operating histories, it is difficult to predict their financial performance. Each of these hospitals has incurred significant start-up costs and will have to build market share over time. As a result, these de novo facilities may adversely affect our earnings and profitability in the near term and impair our ability to forecast our performance accurately until the facilities mature and build operating histories.
     We depend significantly on key personnel and the loss of one or more of our senior management personnel or key local management personnel could limit our ability to execute our business strategy.
     We depend on the services and management experience of Kenneth C. Donahey, our Chairman of the Board, Chief Executive Officer and President, and our other current executive officers. If Mr. Donahey or any of our other executive officers resign or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently could be weakened. If we fail to attract and retain managers at our hospitals and related facilities, our operations will suffer. We do not maintain key-man or similar life insurance policies for Mr. Donahey or any other executive officers.
     If we do not effectively recruit and retain physicians, nurses, medical technicians and other healthcare professionals, our ability to deliver healthcare services efficiently will be adversely affected.
     Physicians generally direct the majority of hospital admissions and services. Our success, in part, will depend on the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. The primary method we employ to add or expand medical services is the recruitment of new physicians into our communities.
     The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We will face intense competition in the recruitment of specialists because of the difficulty in convincing these individuals of the benefits of practicing in non-urban communities. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting physicians to practice in our communities.
     There is generally a shortage of nurses and certain medical technicians in the healthcare field. Our hospitals may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect our ability to deliver healthcare services efficiently.
     Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of purchasers of healthcare services and healthcare cost containment initiatives may limit our revenues and profitability.
     In 2005, we derived 46.0% of our revenues from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to reduce Medicaid enrollees.

     Employers have also passed more healthcare benefit costs on to employees to reduce the employers’ health insurance expenses. This trend has caused the self-pay/deductible component of healthcare services to become more common. This payor shifting increases collection costs and reduces overall collections.
     During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, these payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services.
     An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. In some instances, organizations that currently have provider agreements with certain of our hospitals have become insolvent and the hospitals have been unable to collect the full amounts due from these organizations. Other managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments that we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenues and profitability.
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
     Our revenues are particularly sensitive to regulatory and economic changes in Kentucky, Tennessee, Virginia, Louisiana, Alabama, New Mexico, Texas and West Virginia. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenues may encounter similar difficulties in paying claims in the future.

     The following table (which includes the revenues of the Province hospitals since April 15, 2005, the date of the Province business combination) contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount		% of Total Revenues
	2004	2005	2004	2005
Kentucky	$350.5	$387.0	35.2%	20.9%
Tennessee	193.9	205.3	19.5	11.1
Virginia	—	189.5	—	10.2
Louisiana	45.3	171.1	4.5	9.2
Alabama	109.3	162.5	11.0	8.8
New Mexico	—	136.7	—	7.4
Texas	—	95.8	—	5.2
West Virginia	79.8	78.3	8.0	4.2

	$778.8	$1,426.2	78.2%	77.0%

     In addition, following consummation of the acquisition of the five hospitals from HCA in early 2006, we will have increased hospital concentrations in Virginia and West Virginia.
     Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the above-mentioned states could have an adverse effect on our business, financial condition, results of operations and/or prospects.
     Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our hospitals. These factors may increase the level of competition we face and may therefore adversely affect our revenues, profitability and market share.
     Competition among hospitals and other healthcare providers including outpatient facilities has intensified in recent years and we compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which would otherwise be provided in our hospitals. Although the hospitals which compete with us may be a significant distance away from our facility, patients in our markets may migrate to, may be referred by local physicians to, or may be lured by their health plan to travel to these hospitals. Furthermore, some of the hospitals which compete with us may use equipment and services more specialized than those available at our hospital. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.
     We also face increasing competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest), as well as competing services rendered in physician offices. Some of our hospitals may develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities, our market share for these services will likely decrease in the future. Moreover, many of our current hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. However, if our competitors are able to make capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities in the future.
     If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
     Technological advances, potentially with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and positron emission tomography scanner (PETs) equipment continue to evolve. In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements. Such equipment costs often range from $0.8 million to $4.5 million each, exclusive of any related construction costs.
     Physicians generally direct the majority of hospital admissions and services. In addition, competition among hospitals and service providers including outpatient facilities and services performed in physician offices for patients has intensified in recent years and we compete with other hospitals including larger tertiary care centers located in metropolitan areas. The direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.
     We continue to see rising costs in construction materials and labor. Such increased costs could have an adverse affect on the cash flow return on investment relating to our capital projects.
     Because of the recent global and regional events, the cost of construction materials and labor has significantly increased. We have experienced significant increases in the cost of steel resulting from the demand in China for such materials and an increase in the cost of lumber resulting from Hurricanes Katrina and Rita. As we continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care, we spend large amounts of money from our operating cash flow. We evaluate the financial feasibility of such projects by determining whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or the expected patient volumes are not attained.
     We are subject to governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions that reduce our revenues and profitability.
     All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.
     Significant media and public attention recently has focused on the hospital industry as a result of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources.
     In public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged. Moreover, some government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws.
     The laws and regulations with which we must comply are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
     Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to various other environmental laws, rules and regulations. Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.
     We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.
     Companies in the healthcare industry are subject to Medicare and Medicaid anti-fraud and abuse provisions, known as the “anti-kickback statute.” As a company in the healthcare industry, we are subject to the anti-kickback statute, which prohibits some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs. For example, the anti-kickback statute prohibits healthcare service providers from paying or receiving remuneration to induce or arrange for the referral of patients or purchase of items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals’ arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including:
•	criminal penalties;

•	civil monetary penalties; and/or

•	exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.
     Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Defendants found to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.
     There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.
     In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.
     Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

     We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.
     We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these potential claims in amounts above our self-insured retention level that we believe to be appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.
     We may be required to make significant capital expenditures in order to bring our facilities into compliance with the Americans with Disabilities Act.
     The Americans with Disabilities Act, or the ADA, generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of Historic LifePoint’s hospitals alleging non-compliance with the accessibility guidelines of the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by- facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2005, the plaintiffs have conducted inspections at 22 of Historic LifePoint’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of our facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We are currently anticipating that the costs associated with modifying three of these facilities will be approximately $1.0 million. We currently do not have an estimate of our anticipated costs for modifications at the remaining seven facilities. Therefore, there can be no assurance that the actual costs we incur to comply with the ADA will not have an adverse effect on our business, financial condition or results of operations.
     At this time, studies have not been undertaken with respect to over half of our hospitals, including the hospitals we acquired in 2005. When surveyed, we may be required to make significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government or the award of damages from us to private litigants.
     Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states.
     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Nine states in which we currently operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.
     In states without certificate of need laws, competing providers of healthcare services are able to expand and construct facilities without the need for significant regulatory approval.
     In the eleven states in which we operate that do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services, competing healthcare providers face low barriers to entry and expansion. If competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.
     We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.
     As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.
     We will be required to comply with California seismic standards, which may require significant capital expenditures with respect to our California hospital.
     California has a statute and regulations which require hospital facilities located in California to have the ability to withstand earthquakes of specified magnitudes. Regulated hospitals that do not meet these standards may be required to retrofit their facilities. California law further requires that owners of regulated hospitals evaluate their facilities and develop a plan and schedule for complying with these standards. We are required to conduct engineering studies at our California facility (Colorado River Medical Center) to determine whether and to what extent modifications to this facility will be required. To date, we have conducted engineering studies and implemented compliance plans for our California facility (recently acquired in the Province business combination) that satisfy all current requirements and, through December 31, 2005, have cost us approximately $0.2 million. In the event that our California facility is found not to be in compliance with these regulations and standards, we may be required to make significant capital expenditures to bring this facility into compliance, which could adversely impact our earnings and liquidity. Additionally, current or future California legislation could change the standards and we cannot predict whether such legislation will be enacted or the extent of any changes.
     If our access to HCA-Information Technology and Services, Inc.’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.
     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc. (“HCA-IT”) for information systems. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information services. We do not control HCA-IT’s systems, and if these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.
     In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as the HIPPA regulations, may require changes to our information systems in the future. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis.
     A key element of our business strategy is growth through the acquisition of additional acute care hospitals. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by the hospitals we acquire. If we experience difficulties with the integration of the information systems of acquired hospitals, we could suffer, among other things, operational disruptions and increases in administrative expenses.
     If we fail to comply with the terms of our corporate integrity agreement, we could be required to pay significant monetary penalties.
     Because HCA was under investigation by the OIG at the time of our spin-off from HCA, we agreed to enter into a five-year corporate integrity agreement effective December 2000, on terms that management believed to be customary and commonplace for companies in the healthcare industry that are subject to corporate integrity agreements. Our corporate integrity agreement has subsequently been amended, primarily to reduce the level of third-party oversight that is required with respect to the compliance oversight and analysis that is provided internally. This agreement expired on December 31, 2005, and we are required to submit our final report no later than May 31, 2006.
     Under the terms of the corporate integrity agreement, we had an affirmative obligation to report violations of applicable laws and regulations. In particular, the compliance measures and reporting and auditing requirements contained in the corporate integrity agreement included:
•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	having an independent third party conduct periodic analyses of our internal audits of our facilities’ diagnosis related group billing and coding;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare-related fraud involving any federally funded program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate compliance program for the past year.
     These obligations could result in greater scrutiny by regulatory authorities. Integrating the Province hospitals and other acquired hospitals into our processes to achieve ongoing compliance with the corporate integrity agreement is requiring additional efforts and costs, as described above. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.
     Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have hospitals, including weather conditions.
     Our revenues and volume trends will be predicated on many factors, including physicians’ clinical decisions on patients, physicians’ availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes, the intensity and timing of yearly flu outbreaks and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the United States. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management.
     Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.
     Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our results of operations or financial condition.
     We have never paid, and have no current plans to pay, any cash dividends on shares of our common stock.
     We have never paid a cash dividend, and do not currently anticipate paying any cash dividends. In addition, our credit facility imposes restrictions on our ability to pay dividends, and if we incur any future indebtedness to refinance our existing indebtedness or to fund future growth, our ability to pay dividends may be further restricted by the terms of that indebtedness. Our board of directors will evaluate future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Our policy not to pay dividends could adversely affect the price of our common stock.
     Our stock price has been and may continue to be volatile.
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, including:
•	integration of the Province hospitals and other hospitals that we acquire;

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in government regulations as they relate to reimbursement and operational policies and procedures;

•	the operating and stock price performance of other companies that investors may deem comparable;

•	changes in overall economic factors in our markets; and

•	news reports relating to trends or events in our markets.
     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
Item 1B. Unresolved Staff Comments.
     We have no unresolved SEC staff comments.
Item 2. Properties.
     Information with respect to our hospitals and our other properties can be found in Part I, Item 1. Business, “Properties.”
Item 3. Legal Proceedings.
     General. We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. We are currently not a party to any proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.
     Americans with Disabilities Act Claims. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the ADA. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We intend to vigorously defend the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2005, the plaintiffs have conducted inspections at 22 of our hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of our facilities. We are moving forward in implementing facility modifications in accordance with the terms of the settlement. We currently anticipate that the costs associated with modifying three of these facilities will be approximately $1.0 million. We currently do not have an estimate of our anticipated costs for modifications at the remaining seven facilities.
     At this time, studies have not been undertaken with respect to over half of our hospitals, including the hospitals we acquired in 2005. When surveyed, we may be required to expend significant capital at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
Item 4. Submission of Matters to a Vote of Security Holders.
     We had no matters submitted to a vote of the stockholders during the fourth quarter ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is quoted on the Nasdaq National Market under the symbol “LPNT.” The high and low bid prices per share of our common stock were as follows for the periods presented:

	High	Low
2004
First Quarter	$37.32	$29.41
Second Quarter	39.16	32.23
Third Quarter	38.60	26.60
Fourth Quarter	37.74	28.50
2005
First Quarter	$45.53	$33.24
Second Quarter	51.10	41.67
Third Quarter	51.51	40.78
Fourth Quarter	44.47	36.29
2006
First Quarter (through February 3, 2006)	$36.87	$28.57
     Periods prior to April 15, 2005 reflect the high and low bid prices of Historic LifePoint common stock, as quoted by Nasdaq.
     On February 3, 2006, the last reported sales price for our common stock on the Nasdaq National Market was $30.39 per share. As of January 31, 2006, there were 57,112,862 shares of our common stock held by 5,695 holders of record.
     We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. Please refer to the Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” in this report for more information.

Item 6. Selected Financial Data.
     The following table contains selected financial data of our company for, or as of the end of, each of the five years ended December 31, 2005. The selected financial data is derived from our audited consolidated financial statements. In April 2005, we completed the Province business combination. The results of operations of Province are included in our results of operations since April 16, 2005. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Please refer to Part I, Item 1. Business, “Acquisitions” and “Dispositions,” for additional information which affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs as discussed in our audited consolidated financial statements during the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In millions, except per common share amounts)
Statement of Operations Data:
Revenues	$591.3	$714.9	$875.6	$996.9	$1,855.1
Income from continuing operations	33.6	42.9	70.2	86.8	79.8

Income from continuing operations per common share:
Basic	$0.94	$1.14	$1.89	$2.34	$1.59
Diluted	$0.91	$1.10	$1.80	$2.20	$1.56

Weighted average shares outstanding:
Basic	35.7	37.5	37.2	37.0	50.1
Diluted	37.1	38.6	43.3	42.8	53.2
Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data (as of End of Year):
Working capital, excluding assets and liabilities held for sale	$82.4	$67.5	$102.1	$115.9	$181.9
Property and equipment, net	307.8	409.6	443.9	501.1	1,302.3
Total assets (including assets held for sale)	554.3	733.5	799.0	890.4	3,224.6
Long-term debt, including amounts due within one year	150.0	250.0	270.0	221.0	1,516.3
Stockholders’ equity	295.0	357.6	394.3	509.5	1,287.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.
Overview
     The year 2005 was a year of growth, challenges and opportunities. We acquired 23 hospitals, opened a new facility and positioned ourselves for future growth. One of our biggest challenges during 2005 was integrating processes and our culture at recent acquisitions. During 2006, we will continue to focus on integrating our 2005 hospital acquisitions, recruiting and retaining physicians, appropriately investing capital in our hospitals and completing the pending acquisition of five hospitals from HCA.
     The following table reflects our summarized operating results for the years presented (in millions, except per share amounts):

	2003	2004	2005
Revenues	$875.6	$996.9	$1,855.1

Income from continuing operations	$70.2	$86.8	$79.8

Diluted earnings per share from continuing operations	$1.80	$2.20	$1.56

Hospital Acquisitions
     We seek to identify and acquire selected hospitals in non-urban communities. The Province business combination in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban communities, while diversifying our economic and geographic reach. Additionally, our 2005 acquisitions of Wythe County Community Hospital (“WCCH”) and Danville Regional Medical Center (“DRMC”) and our pending acquisition of five hospitals from HCA in Virginia and West Virginia fit into our plan of pursuing a strategy acquiring hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Please refer to the “Business Strategy” section in Part I, Item 1. Business for a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included elsewhere in this report for further discussion of acquisitions that we made in 2003, 2004 and 2005.
Business Combination with Province Healthcare Company
     On April 15, 2005, we announced the completion of the business combination with Province Healthcare Company. As a result of the business combination, each of Historic LifePoint and Province is now a wholly- owned subsidiary of LifePoint Hospitals, Inc., a new public company formed in connection with the business combination. We believe that the Province business combination has provided and will continue to provide efficiencies and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base, increasing our operations from nine states as of December 31, 2004 to 20 states as of December 31, 2005. Of the $858.2 million, or 86.1%, increase in our revenues during 2005 over 2004, $663.2 million, or 66.5%, was related to the former Province hospitals. We will continue to invest in and integrate the former Province hospitals into our operations during 2006. Please refer to Note 2 of our consolidated financial statements included elsewhere in this report for more information regarding the Province business combination. Our results of operations include the operations of the former hospitals of Province beginning April 16, 2005.

Discontinued Operations
     From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. During the second quarter of 2005, subsequent to the Province business combination, our management committed to a plan to divest three hospitals acquired from Province. These three hospitals are Medical Center of Southern Indiana located in Charlestown, Indiana, Ashland Regional Medical Center located in Ashland, Pennsylvania and Palo Verde Hospital located in Blythe, California. We divested Palo Verde Hospital on January 1, 2006 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. We have entered into a definitive agreement to sell the other two held-for-sale hospitals and expect to complete their disposal in the first half of 2006. On March 31, 2005, we sold Bartow Memorial Hospital to Health Management Associates, Inc. Please refer to Note 3 of our consolidated financial statements included elsewhere in this report for more information on our discontinued operations.
     The following table reflects our summarized operating results of discontinued operations for the years presented (in millions, except per share amounts):

	2003	2004	2005
Revenues	$31.5	$32.8	$48.1

Loss from discontinued operations	$(1.7)	$(1.1)	$(0.4)
Impairment of assets	—	—	(5.8)
Loss on sale of hospital	—	—	(0.7)

	$(1.7)	$(1.1)	$(6.9)

Diluted loss per share from discontinued operations	$(0.04)	$(0.03)	$(0.13)

Key Challenges
•	Integration of Recently Acquired Hospitals. We acquired 21 hospitals from Province and two other hospitals in separate transactions during 2005. In addition, we have a pending acquisition of five hospitals from HCA that we expect to close in early 2006. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. However, we are dedicated to devoting significant management attention and resources to integrating the business practices and operations of our recently acquired hospitals.

•	Medicare Changes. We are experiencing changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 DRGs to 182 DRGs, resulting in a $1.0 million and an estimated $3.3 million reduction in Medicare inpatient PPS payments for the fourth quarter of 2005 and for the year ended December 31, 2006, respectively. On February 1, 2006, the House of Representatives approved the DRA. This bill, previously passed by the Senate and expected to be signed by the President, includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient 75% Rule and Medicaid cuts. Please refer to Part I, Item 1. Business, “Sources of Revenue” for a detailed discussion of provisions that affect our Medicare reimbursement, including the DRA.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To address these budget deficits, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs. The following is a summary of four states where we believe there will be a negative impact on our revenues in 2006:

Tennessee:	We currently estimate that the reduction in the TennCare Medicaid program will negatively impact us by approximately between $6.0 million and $8.0 million during 2006.

Alabama:	The state of Alabama has implemented rate changes and eliminated DSH payments. We currently estimate that these changes will negatively impact us by approximately $6.4 million during 2006.

Louisiana:	The state of Louisiana has recently implemented Medicaid reductions of approximately 12% to 17% from our current reimbursement levels. We currently estimate that this will negatively impact us by approximately $2.8 million during 2006. DRA, if enacted, provides approximately $2.0 billion in Hurricane Katrina-related Medicaid relief, which may mitigate or eliminate the previously announced reductions.

Kentucky:	The Kentucky Medicaid program has implemented increased co-payments and discontinued covering non-emergency department visits. We currently estimate that this will negatively impact us by approximately $1.6 million during 2006.
The changes in the various Medicaid programs and the reduction of enrollees in these programs are resulting in higher self-pay revenues at our hospitals, which will cause increases in our provision for doubtful accounts in the future.

•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections. Our provision for doubtful accounts was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2003	2004	2005
First Quarter	$15.8	$20.7	$23.0
Second Quarter	15.1	18.9	41.3
Third Quarter	22.4	24.4	63.9
Fourth Quarter	20.8	22.2	62.1

	$74.1	$86.2	$190.3

The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our quarterly self-pay revenues for the periods presented (in millions):

	Self-Pay Revenues
	2003	2004	2005
First Quarter	$17.6	$21.0	$24.2
Second Quarter	16.6	21.4	47.6
Third Quarter	21.4	26.8	71.5
Fourth Quarter	20.1	23.7	66.7

	$75.7	$92.9	$210.0

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write offs for the periods presented (in millions):

	Charity and Indigent Care Write-Offs
	2003	2004	2005
First Quarter	$1.0	$1.9	$1.8
Second Quarter	1.4	2.4	5.6
Third Quarter	1.0	1.7	7.6
Fourth Quarter	1.8	1.8	9.0

	$5.2	$7.8	$24.0

The following table shows our revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in
	Accounts Receivable
	2003	2004	2005
March 31	39.8	39.1	37.2
June 30	38.7	38.8	37.6
September 30	37.7	40.6	42.0
December 31	39.3	38.8	42.3
The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2003	December 31, 2004	December 31, 2005
Insured receivables	41.1%	40.9%	40.6%
Uninsured receivables (including copayments and deductibles	58.9	59.1	59.4

	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2003	December 31, 2004	December 31, 2005
0 to 60 days	47.5%	52.5%	51.4%
61 to 150 days	23.6	20.8	20.9
Over 150 days	28.9	26.7	27.7

	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, then this trend could have a material adverse effect on our results of operations and financial position in the future.

•	Substantial Indebtedness. We have substantial indebtedness. Our consolidated debt was $1,516.3 million as of December 31, 2005, and we incurred $60.3 million of interest expense in 2005. We estimate we will incur a higher amount of interest expense in 2006 because of higher interest rates and additional debt incurred from the pending acquisition of five HCA hospitals. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of December 31, 2005 and believe we will be in compliance with these throughout 2006. It is not our intent to maintain large cash balances, and we will focus on reducing our indebtedness during 2006.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. We plan to spend $35.2 million to recruit approximately 183 new admitting physicians during 2006.

•	Increasing Purchase Prices for Acquisitions. As previously discussed, we attempt to make acquisitions in a highly competitive environment. Compared to historic trends, we have seen an increase in prices being paid for hospital acquisitions in recent years, including prices paid by us. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations depending on various factors, including the acquired hospital’s results of operations, allocations of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases.

•	Start-up Costs at Our Two De Novo Hospitals. Each of our two newly-constructed hospitals, Valley View Medical Center in Fort Mohave, Arizona and Coastal Carolina Medical Center in Hardeeville, South Carolina have incurred significant start-up costs and will attempt to build market share over time. In addition, as of February 6, 2006, we still have not received Medicare certification at Valley View Medical Center. We cannot bill Medicare and Medicaid for services provided until we receive the Medicare certification. As a result, these de novo facilities have adversely affected our earnings and profitability in 2005 and are expected to continue in 2006.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that the staffing issues related to nurses and other clinical personnel will continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopaedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in Professional and General Liability Costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. During 2005, we increased the number of hospitals we operate from 30 to 53. This resulted in significant increases in information technology costs and we expect that such costs will continue to increase significantly as we integrate our recent acquisitions onto the HCA-IT systems. We plan to convert between seven to nine hospitals to the patient accounting Meditech system in 2006. The fees that HCA-IT charged us for information system services are as follows for the years presented (in millions):

HCA-IT Fees
2003	$13.7
2004	15.8
2005	25.4
Outlook
     We expect to increase our revenues and net income by selectively acquiring hospitals and improving the operating results of the hospitals we currently own and operate. We plan to adhere to our selective acquisition strategy as we seek to acquire hospitals selectively. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies. Our recent acquisitions will require significant attention from our management to integrate the business practices and operations of these newly acquired hospitals.
     By successfully focusing on each of the above-mentioned key challenges, we anticipate increasing our revenues and profitability on both a short-term and long-term basis. These challenges are intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes through physician recruiting and retention while controlling the costs of providing services.

Revenue Sources
     Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to Part I, Item 1. Business, “Sources of Revenue” for a detailed discussion of our revenue sources.
     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. Our compliance with these rules and regulations requires an extensive effort to ensure we remain eligible to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and state level. For these reasons, revenues from governmental programs change frequently and require us to monitor regularly the environment in which these governmental programs operate. For example, MMA increased the payments received by non-urban healthcare providers beginning in 2004.
     Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to ensure we are appropriately pricing our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.
     Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals experienced an increase in self-pay revenues during the past three years.
Subsequent Event
     On February 3, 2006, we announced that we entered into a definitive agreement to sell our Smith County Memorial Hospital, which is located in Carthage, Tennessee, to Sumner Regional Health System. We expect to complete this sale in the first quarter of 2006. The 2005 revenues of Smith County Memorial Hospital were approximately $13.6 million.

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
     Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and with our independent registered public accounting firm, and they both have reviewed the disclosure presented below relating to our critical accounting estimates.
     The table of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 1 of our consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and our financial condition.
     The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis
Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts, included in our balance sheets as of December 31 was as follows (in millions):

•   2005 — $252.9 ; and
•   2004 — $103.6.

Our provision for doubtful accounts, included in our results of operations, was as follows (in millions):

•   2005 — $190.3
•   2004 — $86.2; and
•   2003 — $74.1.
The largest component of bad debts in our patient accounts receivable relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.

In general, we follow the following steps in collecting accounts receivable:

•   if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided;
•   billing and follow-up with third party payors;
•   collection calls;
•   utilization of collection agencies; and
•   if collection efforts are unsuccessful, write off of the accounts.

If self-pay revenues during 2005 were changed by 1%, our 2005 after-tax income from continuing operations would change by approximately $1.2 million or diluted earnings per share of $0.02.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis
Allowance for doubtful accounts and provision for doubtful accounts (continued)	Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than one year after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improve performance results. The selection of collection agencies and the timing of referral of an account to a collection agency vary among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance.

As it relates to our recently-acquired hospitals, we monitor trends in revenues and cash collections on a monthly basis for 18 to 24 months subsequent to the acquisition on a facility-by-facility basis.

As it relates to our core hospitals, which we refer to as “same-hospital,” we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such as revenue days in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

The allowance for doubtful accounts relating to the former Province facilities increased by $21.0 million during 2005, which resulted in a decrease in our diluted earnings per share of $0.25 for 2005, to conform the former Province facilities’ allowance for doubtful accounts to our critical accounting estimate. This adjustment constitutes a change in the estimation process from the former Province critical accounting estimate and is reflected as transaction costs in our consolidated statement of operations for 2005. The adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes we use.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis
Revenue recognition / Allowance for contractual discounts

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

Approximately 86.8% of our revenues
during 2005 relate to discounted
charges. The sources of these revenues
were as follows (as a percentage of total
revenues):
Revenues are recorded at estimated net amounts due from patients, third-party payors and others for healthcare services provided. We utilize multiple patient accounting systems. Therefore, estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved and the patient accounting system used by each of our hospitals. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are determined manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience.
• Medicare — 36.6%;
• Medicaid — 9.4%; and
• Managed care — 40.8%.
	Governmental payors	Governmental payors

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross charges. Under this prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates.

Discounts for retrospectively cost-based revenues, which were more prevalent in periods before 2000, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.	Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements increased our revenues by the following amounts (in millions):

•   2005 — $9.3;
•   2004 — $7.5; and
•   2003 — $6.0.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis
Revenue recognition / Allowance for contractual discounts (continued)	Managed care	Managed care

For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.

Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.	If our overall estimated contractual discount percentage on all of our managed care revenues during 2005 were changed by 1%, our 2005 after-tax income from continuing operations would change by approximately $7.5 million. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Applying our process to the accounts receivable from Province’s third-party payors resulted in a $5.4 million charge and decreased our diluted earnings per share by $0.07 during 2005 to conform the former Province facilities’ allowance for contractual discounts to our critical accounting estimate. This adjustment constitutes a change in the estimation process from the former Province critical accounting estimate and is reflected as transaction costs in our consolidated statement of operations for 2005. The adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes we use.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Our goodwill included in our consolidated balance sheets as of December 31 for the following years was as follows (in millions):

•   2005 — $1,455.6; and
•   2004 — $144.4.

The increase in our goodwill during 2005 was primarily the result of the Province business combination and the acquisitions of DRMC and WCCH. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.
We follow the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values and subject to change during the twelve month period subsequent to the acquisition date. We engage independent third-party valuation firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require us to make significant estimates and assumptions, including projections of future events and operating performance.	We performed our annual testing for goodwill impairment as of October 1, 2003, 2004 and 2005 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If 10% of the non-depreciable assets acquired during 2005 were allocated to a depreciable asset with an average life of 20 years, depreciation expense would have increased by approximately $4.4 million in 2005.

Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For 2001, the self-insured retention amount was $1.0 million. For 2002, we increased our self-insured retention level to $10.0 million on individual malpractice claims. For 2003, we lowered our self-insured retention level to $5.0 million on individual malpractice claims and for 2004, we increased our self-insured retention level back to $10.0 million. For 2005, we increased our self-insured retention levels to $15.0 million in substantially all states. We maintained self-insured retention at $10.0 million for facilities located in Florida or Texas. Additionally, certain of our facilities operate in states having state specific medical malpractice programs. We have obtained commercial insurance policies as of May 1, 2005 for claims in excess of $50,000 in the following states: Colorado; Indiana; Kansas; and Pennsylvania. The state program in Louisiana limits our medical malpractice retention to $100,000.

Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self-insured retention levels.

The reserve for professional and general liability claims included in our consolidated balance sheets as of December 31 was as follows (in millions):

•   2005 — $55.3; and
•   2004 — $27.2.

Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate.

During the first quarter of 2005, we revised our reserve estimation process by obtaining independent actuarial calculations every quarter, rather than twice each year, from two actuarial firms. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states have passed varying forms of tort reform which attempt to limit the amount of medical malpractice awards. If such laws are passed in the states where our hospitals are located, our loss estimates could decrease.

We implemented enhanced risk management processes for monitoring professional and general liability claims and managing losses in high-risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. We refined our estimation process for determining our reserves for professional and general liability claims during 2003 by expanding from using one actuary to using multiple actuaries.

We use the valuations of two actuaries and average their results in determining our recorded reserve levels. This averaging process results in a refined estimation approach that we believe produces a more reliable estimate of ultimate losses.

We currently receive actuarial calculations each quarter from two separate actuarial firms. Province did not use the services of either of these actuarial firms. Upon conforming the hospitals that we acquired from Province to our methodology by obtaining valuations from each of our actuarial firms and averaging the results, the reserves for professional and general liability claims were increased by $6.8 million. The impact of this change decreased our diluted earnings per share by $0.09 for the second quarter of 2005 and is included in transaction costs in our consolidated statement of operations.	During 2004, we ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in our estimation process reduced our reserve levels and related professional and general liability insurance expense for 2004 by $4.0 million, on a pretax basis, or $0.06 per diluted share. We continue to derive our estimates for financial reporting purposes by using a mathematical average of the actuarial valuations from our other two actuaries. The results of the updated actuarial valuations from these two actuaries reduced our reserve estimates for years prior to 2005 by $11.0 million on a pretax basis, or $0.13 per diluted share, which reduced our professional and general liability expense in 2005.

Additionally, actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by each actuary in determining their loss estimates by selecting factors that are considered appropriate by the actuary for our specific circumstances. Changes in assumptions used by our independent actuaries with respect to demographics and geography, industry trends, development patterns and judgmental selection of other factors may impact our recorded reserve levels and our results of operations.

We derive our estimates for financial reporting purposes by using a mathematical average of our actuarial results. Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Professional and general liability claims (continued)

The reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows (in millions):

•   2005 — $19.3;
•   2004 — $5.4; and
•   2003 — $8.3.

Our expense for professional and general liability coverage each year includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention levels; the administrative costs of the insurance program and interest expense related to the discounted portion of the liability. The 2005 expense also includes $6.8 million of transaction costs recorded to conform the hospitals that we acquired from Province to the our methodology for determining medical malpractice reserves.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis
Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets as of December 31 for the following years were as follows (in millions):

•   2005 — $97.0; and
•   2004 — $51.7.

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31 for the following years were as follows (in millions):

•   2005 — $5.7; and
•   2004 — $3.4.

In addition, significant judgment is required in determining and assessing the impact of certain tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.

We adjust the accruals related to tax contingencies as part of our provision for income taxes in our results of operations based upon changing facts and circumstances, such as progress of a tax audit, development of industry related examination issues, as well as legislative, regulatory or judicial developments. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.
The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.

The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s judgment regarding such likelihood. We compute the tax and related interest on each contingency. We then determine the amount of loss, or reduction in tax benefits based upon the foregoing and reflect such amount as a component of the provision for income taxes in the reporting period.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.	Our deferred tax liabilities exceeded our deferred tax assets by $74.1 million as of December 31, 2005, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, w e assumed that the subsidiaries would not be profitable in the future for those state’s tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $5.7 million at December 31, 2005.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2005, we would incur $5.1 million of additional tax payments for 2005 plus applicable penalties and interest.

Results of Operations
     The following definitions apply throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Admissions. Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.
bps. Basis point change.
Continuing operations. Continuing operations information excludes the operations of hospitals which are classified as discontinued operations.
Emergency room visits. Represents the total number of hospital-based emergency room visits.
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
ESOP. Employee stock ownership plan. The ESOP is a defined contribution retirement plan that covers substantially all of our employees.
Medicare case mix index. Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.
N/A. Not applicable.
N/M. Not meaningful.
Outpatient surgeries. Outpatient surgeries are those surgeries that do not require admission to our hospitals.
Same-hospital. Same-hospital information excludes the operations of hospitals that we acquired or sold during the years presented. The costs of corporate overhead and discontinued operations are excluded from same-hospital information for the comparison of 2005 versus 2004. However, the costs of corporate overhead are included in same-hospital information for the comparison of 2004 versus 2003.

Operating Results Summary
     The following tables present summaries of results of operations for the three months ended December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 (dollars in millions, except revenues per equivalent admission):

	Three Months Ended December 31,
	2004		2005
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$257.5	100.0%	$559.2	100.0%

Salaries and benefits	102.7	39.9	222.0	39.7
Supplies	33.7	13.1	78.2	14.0
Other operating expenses	42.9	16.6	95.1	17.0
Provision for doubtful accounts	22.2	8.6	62.1	11.1
Depreciation and amortization	13.6	5.4	33.0	5.9
Interest expense, net	2.9	1.1	22.0	3.9
Debt retirement costs	—	—	0.1	—
ESOP expense	2.3	0.9	3.8	0.7

	220.3	85.6	516.3	92.3

Income from continuing operations before minority interests and income taxes	37.2	14.4	42.9	7.7
Minority interests in earnings of consolidated entities	0.3	0.1	0.3	0.1

Income from continuing operations before income taxes	36.9	14.3	42.6	7.6
Provision for income taxes	13.9	5.3	16.6	3.0

Income from continuing operations	$23.0	9.0%	$26.0	4.6%

	Years Ended December 31,
	2003		2004		2005
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$875.6	100.0%	$996.9	100.0%	$1,855.1	100.0%

Salaries and benefits	352.3	40.2	399.4	40.1	730.5	39.4
Supplies	114.2	13.0	129.1	12.9	251.6	13.6
Other operating expenses	155.4	17.8	166.8	16.7	311.8	16.7
Provision for doubtful accounts	74.1	8.5	86.2	8.7	190.3	10.3
Depreciation and amortization	43.1	4.8	48.1	4.9	101.1	5.5
Interest expense, net	12.8	1.5	12.6	1.3	60.3	3.2
Debt retirement costs	—	—	1.5	0.1	12.2	0.7
Transaction costs	—	—	—	—	43.2	2.3
ESOP expense	6.9	0.8	9.4	0.9	14.8	0.8

	758.8	86.6	853.1	85.6	1,715.8	92.5

Income from continuing operations before minority interests and income taxes	116.8	13.4	143.8	14.4	139.3	7.5
Minority interests in earnings of consolidated entities	0.7	0.1	1.0	0.1	1.1	0.1

Income from continuing operations before income taxes	116.1	13.3	142.8	14.3	138.2	7.4
Provision for income taxes	45.9	5.3	56.0	5.6	58.4	3.1

Income from continuing operations	$70.2	8.0%	$86.8	8.7%	$79.8	4.3%

Operating Statistics

	Three Months Ended
	December 31,		Increase		% Increase
	2004	2005	(Decrease)		(Decrease)
Admissions:
Same-hospital	22,094	21,930		(164)	(0.7)
Continuing operations	22,769	45,447		22,678	99.6

Equivalent admissions:
Same-hospital	44,054	42,997		(1,057)	(2.4)
Continuing operations	45,744	87,102		41,358	90.4

Revenues per equivalent admission:
Same-hospital	$5,603	$5,992		$389	6.9
Continuing operations	$5,630	$6,420		$790	14.0

Medicare case mix index:
Same-hospital	1.19	1.21		0.02	1.7
Continuing operations	1.20	1.24		0.04	3.3

Average length of stay (days):
Same-hospital	4.0	4.2		0.2	5.0
Continuing operations	4.0	4.3		0.3	7.5

Inpatient surgeries:
Same-hospital	6,212	6,411		199	3.2
Continuing operations	6,500	13,426		6,926	106.6

Outpatient surgeries:
Same-hospital	18,179	17,002		(1,177)	(6.5)
Continuing operations	19,133	32,961		13,828	72.3

Emergency room visits:
Same-hospital	99,331	101,575		2,244	2.3
Continuing operations	103,852	203,089		99,237	95.6

Outpatient factor:
Same-hospital	2.00	1.96		(0.04)	(2.0)
Continuing operations	2.01	1.92		(0.09)	(4.5)

Outpatient revenues as a percentage of total revenues:
Same-hospital	50.9%	49.3%	(160	)bps	N/M
Continuing operations	52.8%	49.0%	(380	)bps	N/M

Number of hospitals at end of period:
Same-hospital	28	28		—	—
Continuing operations	29	50		21	72.4

Licensed beds at end of period:
Same-hospital	2,582	2,589		7	0.3
Continuing operations	2,688	5,396		2,708	100.7

Weighted-average licensed beds:
Same-hospital	2,582	2,593		11	0.4
Continuing operations	2,720	5,417		2,697	99.2

	Years Ended
	December 31,		Increase		% Increase
	2004	2005	(Decrease)		(Decrease)
Admissions:
Same-hospital	90,444	91,424		980	1.1
Continuing operations	91,772	155,279		63,507	69.2

Equivalent admissions:
Same-hospital	180,617	179,831		(786)	(0.4)
Continuing operations	183,819	302,483		118,664	64.6

Revenues per equivalent admission:
Same-hospital	$5,402	$5,750		$348	6.4
Continuing operations	$5,423	$6,133		$710	13.1

Medicare case mix index:
Same-hospital	1.18	1.20		0.02	1.7
Continuing operations	1.18	1.22		0.04	3.4

Average length of stay (days):
Same-hospital	4.0	4.1		0.1	2.5
Continuing operations	4.0	4.2		0.2	5.0

Inpatient surgeries:
Same-hospital	25,692	25,893		201	0.8
Continuing operations	26,235	44,716		18,481	70.4

Outpatient surgeries:
Same-hospital	73,754	72,241		(1,513)	(2.1)
Continuing operations	75,508	117,415		41,907	55.5

Emergency room visits:
Same-hospital	406,719	418,586		11,867	2.9
Continuing operations	416,060	704,818		288,758	69.4

Outpatient factor:
Same-hospital	2.00	1.97		(0.03)	(1.5)
Continuing operations	2.00	1.95		(0.05)	(2.5)

Outpatient revenues as a percentage of total revenues:
Same-hospital	50.7%	48.9%	(180	)bps	N/M
Continuing operations	51.5%	50.3%	(120	)bps	N/M

Number of hospitals at end of period:
Same-hospital	28	28		—	—
Continuing operations	29	50		21	72.4

Licensed beds at end of period:
Same-hospital	2,582	2,589		7	0.3
Continuing operations	2,688	5,396		2,708	100.7

Weighted-average licensed beds:
Same-hospital	2,635	2,670		35	1.3
Continuing operations	2,692	4,539		1,847	68.6

	Years Ended
	December 31,		Increase		% Increase
	2003	2004	(Decrease)		(Decrease)
Admissions:
Same-hospital	88,108	88,461	353		0.4
Continuing operations	88,695	91,772	3,077		3.5

Equivalent admissions:
Same-hospital	174,013	175,064	1,051		0.6
Continuing operations	175,439	183,819	8,380		4.8

Revenues per equivalent admission:
Same-hospital	$4,995	$5,436	$441		8.8
Continuing operations	$4,991	$5,423	$432		8.7

Medicare case mix index:
Same-hospital	1.17	1.18	0.01		0.9
Continuing operations	1.17	1.18	0.01		0.9

Average length of stay (days):
Same-hospital	4.0	4.1	0.1		2.5
Continuing operations	4.0	4.0	—		—

Inpatient surgeries:
Same-hospital	24,362	25,030	668		2.7
Continuing operations	24,528	26,235	1,707		7.0

Outpatient surgeries:
Same-hospital	70,821	71,077	256		0.4
Continuing operations	71,488	75,508	4,020		5.6

Emergency room visits:
Same-hospital	404,768	392,422	(12,346)		(3.1)
Continuing operations	408,321	416,060	7,739		1.9

Outpatient factor:
Same-hospital	1.98	1.98	—		—
Continuing operations	1.98	2.00	0.02		1.0

Outpatient revenues as a percentage of total revenues:
Same-hospital	50.3%	50.2%	(10	)bps	N/M
Continuing operations	49.7%	51.5%	180	bps	N/M

Number of hospitals at end of period:
Same-hospital	27	27	—		—
Continuing operations	28	29	1		3.6

Licensed beds at end of period:
Same-hospital	2,568	2,507	(61)		(2.4)
Continuing operations	2,681	2,688	7		0.3

Weighted-average licensed beds:
Same-hospital	2,567	2,638	71		2.8
Continuing operations	2,595	2,692	97		3.7

For the Three Months Ended December 31, 2004 and 2005
     Revenues
     The increase in revenues for the quarter ended December 31, 2005 was primarily the result of the Province business combination as well as the DRMC and WCCH acquisitions (together, the “2005 Acquisitions”). The table below shows the sources of our revenues (in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same-hospital	$247.1	$257.6	$10.5	4.4%
Former Province hospitals	—	235.1	235.1	N/M
2005 Acquisitions	—	54.1	54.1	N/M
Other acquisitions	10.4	12.4	2.0	19.2

	$257.5	$559.2	$301.7	117.1

Inpatient Revenues
     In spite of a decrease in our same-hospital admissions, our same-hospital inpatient revenues increased by 8.9% for the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. This inpatient revenue growth was primarily the result of an increase of 6.9% in our same-hospital revenues per equivalent admission and a 3.2% increase in our same-hospital inpatient surgeries.
Outpatient Revenues
     Our same-hospital outpatient revenues for the quarter ended December 31, 2005 increased by 1.9% as compared to the quarter ended December 31, 2004 despite a 6.5% decrease in same-hospital outpatient surgeries. This outpatient growth was largely driven by an increase in emergency room visits, radiology procedures such as CT-scans, laboratory and cardiac catheterization procedures. This increase was partially offset by a decrease in same-hospital outpatient surgeries. We plan to focus on physician recruitment and retention during 2006 to reverse the negative trend in our outpatient surgeries.
Other
     Adjustments to estimated reimbursement amounts increased our revenues by $2.7 million and $3.7 million for the quarters ended December 31, 2005 and 2004, respectively.
     The table below shows the sources of our revenues for the quarters ended December 31 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2004	2005	2004	2005
Medicare	36.5%	35.9%	36.8%	36.8%
Medicaid	11.4	8.9	11.5	10.3
HMOs, PPOs and other private insurers	38.8	42.2	38.9	39.1
Self-Pay	9.2	11.9	8.9	10.4
Other	4.1	1.1	3.9	3.4

	100.0%	100.0%	100.0%	100.0%

Expenses
     Salaries and Benefits

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions):
Salaries and wages	$82.0	31.9%	$170.5	30.5%	$88.5	108.0%
Stock-based compensation	0.5	0.2	2.2	0.4	1.7	391.6
Employee benefits	17.5	6.8	39.0	7.0	21.5	122.5
Contract labor	2.7	1.0	10.3	1.8	7.6	280.5

	$102.7	39.9%	$222.0	39.7%	$119.3	116.3

ESOP expense (dollars in millions)	$2.3	0.9%	$3.8	0.7%	$1.5	64.5

Continuing operations:
Man-hours per equivalent admission	85.6	N/A	93.6	N/A	8.0	9.4
Salaries and benefits per equivalent admission	$2,130	N/A	$2,465	N/A	$335	15.7

Corporate office salaries and benefits (dollars in millions)	$4.6	1.8%	$6.9	1.2%	$2.3	49.3

Same-hospital (dollars in millions):
Salaries and wages	$74.5	30.2%	$76.7	29.8%	$2.2	2.9
Employee benefits	16.5	6.7	18.1	7.0	1.6	9.8
Contract labor	2.5	1.0	2.6	1.0	0.1	2.7

	$93.5	37.9%	$97.4	37.8%	$3.9	4.1

Same-hospital:
Man-hours per equivalent admission	84.9	N/A	87.1	N/A	2.2	2.7
Salaries and benefits per equivalent admission	$2,108	N/A	$2,270	N/A	$162	7.7
     Our salaries and benefits increased primarily as a result of the Province business combination and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased as a result of effective management of our salary costs. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the 2005 Acquisitions. We are implementing strategies to reduce contract labor by retaining nurses and other clinical personnel.
     Our ESOP expense increased as a result of a change in the expense calculation. During 2005, the Company began calculating ESOP expense at 2.5% of salaries and wages expense. Prior to 2005, ESOP expense was recognized using the average market price of our common stock released to participants in the ESOP retirement plan. Subsequent to the Province business combination and the 2005 Acquisitions, we determined that the fixed number of shares we historically released to ESOP participants was not adequate to provide the appropriate employee benefit to our increased number of employees. Therefore, we increased the expense and began funding a portion of the expense in cash during 2005. We contributed approximately $3.2 million to the ESOP retirement plan during the quarter ended December 31, 2005.

     Supplies

	Three Months Ended				%
	December 31,		Increase		Increase
	2004	2005	(Decrease)		(Decrease)
Continuing operations:
Supplies (dollars in millions)	$33.7	$78.2	$44.5		131.6%
Supplies as a percentage of revenues	13.1%	14.0%	90	bps	N/M
Supplies per equivalent admission	$731	$892	$161		22.1%

Same-hospital:
Supplies (dollars in millions)	$32.2	$34.4	$2.2		7.2%
Supplies as a percentage of revenues	13.0%	13.4%	40	bps	N/M
Supplies per equivalent admission	$724	$802	$78		10.9%
     Our supplies expense increased as a result of the Province business combination and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to cardiology, pharmacy, orthopaedic implants, blood and laboratory. In addition, we have experienced higher supply costs as a percentage of revenues at our 2005 Acquisitions than at our other hospitals.
Other Operating Expenses

	Three Months Ended
	December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Other operating expenses (dollars in millions):
Professional fees	$3.5	1.4%	$9.4	1.7%	$5.9	170.6%
Utilities	4.3	1.7	11.6	2.1	7.3	167.0
Repairs and maintenance	5.4	2.1	10.7	1.9	5.3	96.7
Rents and leases	2.5	1.0	5.2	0.9	2.7	109.2
Insurance	(0.4)	(0.2)	5.1	0.9	5.5	N/M
HCA-IT expense	4.7	1.8	7.7	1.4	3.0	64.1
Physician recruiting	4.6	1.8	7.1	1.3	2.5	53.7
Contract services	8.2	3.2	20.2	3.6	12.0	145.8
Non-income taxes	4.3	1.7	7.2	1.3	2.9	67.5
Other	5.8	2.1	10.9	1.9	5.1	94.4

	$42.9	16.6%	$95.1	17.0%	$52.2	122.4

Corporate office other operating expenses (dollars in millions)	$3.6	1.4%	$6.4	1.1%	$2.8	78.8

Same-hospital other operating expenses (dollars in millions):
Professional fees	$3.3	1.3%	$4.2	1.6%	$0.9	26.5
Utilities	4.0	1.6	4.7	1.8	0.7	17.2
Repairs and maintenance	5.2	2.1	5.4	2.1	0.2	3.4
Rents and leases	2.0	0.8	2.2	0.8	0.2	7.5
Insurance	(0.9)	(0.4)	1.7	0.7	2.6	N/M
HCA-IT expense	4.6	1.9	3.9	1.5	(0.7)	(15.8)
Physician recruiting	4.1	1.7	4.6	1.8	0.5	10.4
Contract services	6.8	2.8	8.5	3.3	1.7	25.5
Non-income taxes	4.2	1.7	4.3	1.7	0.1	3.0
Other	3.5	1.5	3.5	1.4	—	0.3

	$36.8	15.0%	$43.0	16.7%	$6.2	16.7

     Our other operating expenses are generally not volume driven. The large increase in other operating expenses was attributable to the Province business combination and the 2005 Acquisitions. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA-IT systems and additional information system conversion fees as a result of our recent acquisitions. In addition, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices.

     Provision for Doubtful Accounts

	Three Months Ended
	December 31,		Increase		% Increase
	2004	2005	(Decrease)		(Decrease)
Continuing operations (dollars in millions):
Provision for doubtful accounts	$22.2	$62.1	$39.9		178.9%
Percentage of revenues	8.6%	11.1%	250	bps	N/M
Charity care write-offs	$1.8	$9.0	$7.2		398.8%
Same-hospital (dollars in millions):
Provision for doubtful accounts	$20.7	$22.8	$2.1		9.4%
Percentage of revenues	8.4%	8.8%	40	bps	N/M
Charity care write-offs	$1.8	$2.3	$0.5		27.8%
     The provision for doubtful accounts relates primarily to self-pay amounts due from patients. Our self-pay revenues increased as a result of the changes in the eligibility requirements of the Tennessee, Texas and the Mississippi Medicaid programs. Other factors influencing this increase are the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision for doubtful accounts as a percentage of revenues was higher at the former Province hospitals (13.4%), WCCH (12.5%) and DRMC (8.9%) than we have historically incurred. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”
     Depreciation and Amortization
     Depreciation and amortization expense increased primarily as a result of the Province business combination and the 2005 Acquisitions. Same-hospital depreciation and amortization expense increased as a result of capital improvements at some of our facilities. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same-hospital	$12.9	$13.9	$1.0	7.2%
Former Province hospitals	—	14.6	14.6	N/M
2005 Acquisitions	—	3.5	3.5	N/M
Other acquisitions/corporate office	0.7	1.0	0.3	35.7

	$13.6	$33.0	$19.4	141.3

     Interest Expense

	Three Months Ended
	December 31,		Increase
	2004	2005	(Decrease)
Interest expense (dollars in millions):
Prior bank credit facility, including commitment fees	$0.1	$—	$(0.1)
New senior credit facility, including commitment fees	—	19.6	19.6
4 1/2% convertible notes	2.5	—	(2.5)
7 1/2% senior subordinated notes	—	0.1	0.1
3 1/4% convertible notes	—	1.8	1.8
Other	0.4	0.5	0.1

	3.0	22.0	19.0
Amortization of deferred loan costs	0.4	1.3	0.9
Less:
Discontinued operations interest expense allocation	—	(0.1)	(0.1)
Interest income	—	(0.5)	(0.5)
Capitalized interest	(0.5)	(0.7)	(0.2)

	$2.9	$22.0	$19.1

     The increase in interest expense during the quarter ended December 31, 2005 as compared to the same period in 2004 was a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $221.0 million during the three months ended December 31, 2004 to $1,495.5 million during the same period in 2005. For a further discussion, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources – Debt.”

     Provision for Income Taxes

	Three Months Ended
	December 31,		Increase
	2004	2005	(Decrease)
Provision for income taxes (in millions)	$13.9	$16.6	$2.7
Effective income tax rate	37.5%	38.9%	140 bps
     The increase in the effective income tax rate was a result of a higher non-deductible ESOP expense during the quarter ended December 31, 2005 as compared to the same period in 2004.
     For the Years Ended December 31, 2004 and 2005
     Revenues
     The increase in revenues for 2005 was a result of the Province business combination and the 2005 Acquisitions. The table below shows the sources of our revenues (in millions):

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same-hospital	$975.8	$1,034.0	$58.2	6.0%
Former Province hospitals	—	663.2	663.2	N/M
2005 Acquisitions	—	113.0	113.0	N/M
Other acquisitions	21.1	44.9	23.8	112.8

	$996.9	$1,855.1	$858.2	86.1

  Inpatient Revenues
     Our same-hospital inpatient revenues increased by 10.4% and our same-hospital admissions increased by 1.1%. These increases were attributed to increases in cardiology cases and a higher Medicare case-mix. We have attempted to comply with the current phase-in schedule of the revised inpatient rehabilitation 75% Rule, which negatively impacted our volumes for 2005 by approximately 20% lower inpatient rehabilitation admissions. This negatively impacted our revenues by approximately $8.0 million for 2005. For a further description of the 75% Rule, see Part I, Item 1. Business, “Sources of Revenue.”
     Outpatient Revenues
     Our same-hospital outpatient revenues for 2005 increased by 3.1% compared to 2004. This outpatient growth was largely driven by an increase in emergency room visits, radiology procedures such as CT-scans and MRIs, and cardiac catheterization procedures. This increase was partially offset by a decrease in same-hospital outpatient surgeries.
     Other
     Adjustments to estimated reimbursement amounts increased our revenues by $9.3 million for 2005 compared to $7.5 million for 2004 as a result of the assumption of the third-party accounts in the Province business combination.

     The table below shows the sources of our revenues for the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2004	2005	2004	2005
Medicare	36.9%	36.6%	36.9%	37.1%
Medicaid	11.2	9.4	11.3	10.7
HMOs, PPOs and other private insurers	38.7	40.8	38.6	38.9
Self-Pay	9.3	11.3	9.1	9.6
Other	3.9	1.9	4.1	3.7

	100.0%	100.0%	100.0%	100.0%

Expenses
     Salaries and Benefits

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions):
Salaries and wages	$312.0	31.3%	$564.1	30.4%	$252.1	80.8%
Stock-based compensation	1.8	0.2	6.6	0.4	4.8	278.0
Employee benefits	73.4	7.4	133.2	7.2	59.8	81.2
Contract labor	12.2	1.2	26.6	1.4	14.4	118.6

	$399.4	40.1%	$730.5	39.4%	$331.1	82.9

ESOP expense (dollars in millions)	$9.4	0.9%	$14.8	0.8%	$5.4	57.4

Continuing operations:
Man-hours per equivalent admission	83.8	N/A	89.3	N/A	5.5	6.6
Salaries and benefits per equivalent admission	$2,059	N/A	$2,309	N/A	$250	12.1

Corporate office salaries and benefits (dollars in millions)	$17.7	1.8%	$28.2	1.5%	$10.5	59.2

Same-hospital (dollars in millions):
Salaries and wages	$290.9	29.8%	$304.0	29.4%	$13.1	4.5
Employee benefits	70.0	7.2	75.0	7.2	5.0	7.2
Contract labor	11.6	1.2	10.1	1.0	(1.5)	(12.8)

	$372.5	38.2%	$389.1	37.6%	$16.6	4.5

Same-hospital:
Man-hours per equivalent admission	83.4	N/A	83.3	N/A	(0.1)	(0.2)
Salaries and benefits per equivalent admission	$2,040	N/A	$2,158	N/A	$118	5.8
     Our salaries and benefits increased primarily as a result of the Province business combination and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased as a result of effective management of our salary costs. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the 2005 Acquisitions. We are implementing strategies to recruit and retain nurses and other clinical personnel.
     Our ESOP expense increased as a result of a change in the expense calculation. During 2005, the Company began calculating ESOP expense at 2.5% of salaries and wages expense. Prior to 2005, ESOP expense was recognized using the average market price of our common stock released to participants in the ESOP retirement plan. Subsequent to the Province business combination and the 2005 Acquisitions, we determined that the fixed number of shares we historically released to ESOP participants was not adequate to provide the appropriate employee benefit to our increased number of employees. Therefore, we increased the expense and began funding a portion of the expense in cash during 2005. We contributed approximately $3.2 million to the ESOP retirement plan during 2005.

     Supplies

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Continuing operations:
Supplies (dollars in millions)	$129.1	$251.6	$122.5	94.9%
Supplies as a percentage of revenues	12.9%	13.6%	70bps	N/M
Supplies per equivalent admission	$698	$831	$133	19.0%
Same-hospital:
Supplies (dollars in millions)	$125.9	$135.5	$9.6	7.7%
Supplies as a percentage of revenues	12.9%	13.1%	20bps	N/M
Supplies per equivalent admission	$694	$756	$62	9.0%
     Our supplies expense increased as a result of the Province business combination and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs, particularly related to cardiology, pharmacy, orthopaedic implants and laboratory. In addition, we experienced higher supply costs as a percentage of revenues at our 2005 Acquisitions than at our other hospitals.
     Other Operating Expenses

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)
Other operating expenses (dollars in millions):
Professional fees	$13.1	1.3%	$29.6	1.6%	$16.5	126.4%
Utilities	16.7	1.7	35.1	1.9	18.4	110.1
Repairs and maintenance	20.4	2.0	35.4	1.9	15.0	73.9
Rents and leases	9.5	1.0	18.1	1.0	8.6	90.3
Insurance	8.3	0.8	18.3	1.0	10.0	121.3
HCA-IT expense	15.8	1.6	25.4	1.4	9.6	61.4
Physician recruiting	14.8	1.5	26.8	1.4	12.0	80.6
Contract services	32.5	3.3	64.5	3.5	32.0	98.8
Non-income taxes	15.7	1.6	26.8	1.4	11.1	71.2
Other	20.0	1.9	31.8	1.6	11.8	58.0

	$166.8	16.7%	$311.8	16.7%	$145.0	87.0

Corporate office other operating expenses (dollars in millions)	$11.4	1.1%	$21.1	1.1%	$9.7	84.3

Same-hospital other operating expenses (dollars in millions):
Professional fees	$12.5	1.3%	$15.2	1.5%	$2.7	22.3
Utilities	16.1	1.7	18.1	1.8	2.0	12.6
Repairs and maintenance	19.8	2.0	21.4	2.1	1.6	7.7
Rents and leases	8.1	0.8	8.3	0.8	0.2	2.3
Insurance	6.6	0.7	6.6	0.6	—	(0.3)
HCA-IT expense	15.5	1.6	15.7	1.5	0.2	0.9
Physician recruiting	13.8	1.4	14.7	1.4	0.9	6.6
Contract services	29.6	3.0	33.5	3.2	3.9	13.2
Non-income taxes	15.2	1.6	17.6	1.7	2.4	15.5
Other	13.4	1.3	12.5	1.3	(0.9)	(6.7)

	$150.6	15.4%	$163.6	15.9%	$13.0	8.6

     Our other operating expenses are generally not volume driven. The large increase in other operating expenses was attributed to the Province business combination and the 2005 Acquisitions. Our same-hospital professional and general liability insurance expense was $5.1 million for 2005 compared to $5.2 million for 2004. This decrease relates to favorable loss experience as reflected in our quarterly actuarial reports. We believe this favorable loss experience was a direct result of our implementation of risk management programs, risk assessment surveys and follow-up, and quality care programs. Our HCA-IT expense increased because of more hospitals utilizing the HCA-IT systems and additional information system conversion fees as a result of our recent acquisitions.

     Provision for Doubtful Accounts

	Years Ended
	December 31,		Increase		% Increase
	2004	2005	(Decrease)		(Decrease)
Continuing operations (dollars in millions):
Provision for doubtful accounts	$86.2	$190.3	$104.1		120.6%
Percentage of revenues	8.7%	10.3%	160	bps	N/M
Charity care write-offs	$7.8	$24.0	$16.2		209.0%
Same-hospital (dollars in millions):
Provision for doubtful accounts	$83.3	$87.4	$4.1		4.9%
Percentage of revenues	8.5%	8.4%	(10)	bps	N/M
Charity care write-offs	$7.8	$8.5	$0.7		10.0%
     The provision for doubtful accounts relates primarily to self-pay amounts due from patients. Our provision for doubtful accounts increased because of a combination of broad economic factors, including the increased number of uninsured patients, healthcare plan design changes that resulted in increased copayments and deductibles, the effects of hurricanes Katrina and Rita, and changes in eligibility in the Tennessee, Texas and Mississippi Medicaid programs. The provision for doubtful accounts as a percentage of revenues was higher at the former Province hospitals (12.6%), WCCH (12.0%) and DRMC (10.2%) than we have historically incurred. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”
     Depreciation and Amortization
     Depreciation and amortization expense increased during 2005 primarily as a result of the Province business combination and the 2005 Acquisitions. Same-hospital depreciation and amortization expense increased as a result of capital improvements at some of our facilities. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Same-hospital	$46.5	$53.0	$6.5	14.0%
Former Province hospitals	—	38.1	38.1	N/M
2005 Acquisitions	—	7.0	7.0	N/M
Other acquisitions/corporate office	1.6	3.0	1.4	87.5

	$48.1	$101.1	$53.0	110.0

     Interest Expense

	Years Ended
	December 31,		Increase
	2004	2005	(Decrease)
Interest expense (dollars in millions):
Prior bank credit facility, including commitment fees	$1.2	$—	$(1.2)
New senior credit facility, including commitment fees	—	50.8	50.8
Senior subordinated credit agreement	—	2.1	2.1
4 1/2% convertible notes	10.6	4.5	(6.1)
4 1/4% convertible notes	—	0.3	0.3
7 1/2% senior subordinated notes	—	0.3	0.3
3 1/4% convertible notes	—	2.8	2.8
Other	0.7	0.7	—

	12.5	61.5	49.0
Amortization of deferred loan costs	1.5	4.1	2.6
Less:
Discontinued operations interest expense allocation	—	(0.4)	(0.4)
Interest income	(0.3)	(1.9)	(1.6)
Capitalized interest	(1.1)	(3.0)	(1.9)

	$12.6	$60.3	$47.7

     The increase in interest expense during 2005 is primarily a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $235.5 million during 2004 to $1,138.6 million in 2005. For a further discussion, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Debt”.
     Debt Retirement Costs
     Debt retirement costs for 2005 increased to $12.2 million as compared to $1.5 million in 2004. Debt retirement costs incurred during 2004 and 2005 are as follows (in millions):

	Years Ended
	December 31,
	2004	2005
Legal fees paid for retirement of assumed Province debt, our convertible notes and previous credit facility	$—	$1.2
Tender premiums paid on convertible notes	0.9	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	0.6	5.7
Creditor fees and other expenses	—	0.5

	$1.5	$12.2

     Transaction Costs
     Transaction costs of $43.2 million were incurred during 2005 in connection with the Province business combination, comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	7.3
Retention bonuses paid to former Province employees	4.2
Compensation expense (primarily restricted stock vesting from change in control)	5.3

$43.2

     Provision for Income Taxes

	Years Ended
	December 31,		Increase
	2004	2005	(Decrease)
Provision for income taxes (in millions):	$56.0	$58.4	$2.4
Effective income tax rate	39.2%	42.3%	310	bps
     The increase in the effective income tax rate in 2005 as compared to 2004 relates primarily to the non-deductibility of certain transaction costs, higher ESOP expense and an increase in the valuation allowance against deferred tax assets.
For the Years Ended December 31, 2003 and 2004
     Revenues
     The table below shows the sources of our revenues (in millions):

	Years Ended
	December 31,		Increase	% Increase
	2003	2004	(Decrease)	(Decrease)
Same-hospital	$869.1	$951.7	$82.6	9.5%
Acquisitions	6.5	45.2	38.7	N/M

	$875.6	$996.9	$121.3	13.9

     Inpatient Revenues
     Inpatient revenues increased on a same-hospital basis by 10.0% from $421.1 million in 2003 to $463.4 million in 2004, primarily as a result of increases in admissions and inpatient surgeries, which involve higher intensity procedures. The increase in higher intensity procedures was the result of capital spending at our facilities and strong physician recruitment during 2004.
     Outpatient Revenues
     Our same-hospital outpatient revenues for 2004 increased by $40.2 million, or 9.2%, to $477.7 million compared to 2003. This outpatient growth was largely driven by an increase in same-hospital outpatient surgeries, an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. The decline in emergency room visits was the result of a weaker flu season in 2004 compared to 2003.
Other
     Adjustments to estimated reimbursement amounts increased our revenues by $7.5 million for 2004 compared to $6.0 million for 2003. In addition, as discussed in Note 1 to our consolidated financial statements included elsewhere in this report, we recognized $3.2 million in additional revenues during 2004 following the confirmation by CMS of a Medicare DSH designation at one of our hospitals. Our DSH payments from Medicare for 2004 were $21.2 million, an increase of $11.2 million over 2003. This increase was primarily the result of the DSH payment increases under MMA.

     The table below shows the sources of our revenues for the years indicated, expressed as percentages of total revenues including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2003	2004	2003	2004
Medicare	35.9%	36.9%	36.6%	37.3%
Medicaid	10.9	11.2	10.9	11.3
HMOs, PPOs and other private insurers	40.5	38.7	39.8	38.7
Self-Pay	8.6	9.3	8.6	9.0
Other	4.1	3.9	4.1	3.7

	100.0%	100.0%	100.0%	100.0%

     Expenses
     Salaries and Benefits

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2003	Revenues	2004	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions):
Salaries and wages	$276.3	31.6%	$312.0	31.3%	$35.7	12.9%
Stock-based compensation	—	—	1.8	0.2	1.8	N/M
Employee benefits	62.6	7.1	73.4	7.4	10.8	17.5
Contract labor	13.4	1.5	12.2	1.2	(1.2)	(8.9)

	$352.3	40.2%	$399.4	40.1%	$47.1	13.4

ESOP expense (dollars in millions)	$6.9	0.8%	$9.4	0.9%	$2.5	37.5

Continuing operations:
Man-hours per equivalent admission	83.3	N/A	83.8	N/A	0.5	0.6
Salaries and benefits per equivalent admission	$1,925	N/A	$2,059	N/A	$134	7.0

Corporate office salaries and benefits (dollars in millions)	$14.3	1.6%	$17.7	1.8%	$3.4	24.1

Same-hospital (dollars in millions):
Salaries and wages	$273.9	31.5%	$296.8	31.2%	$22.9	8.4
Employee benefits	62.0	7.2	70.2	7.4	8.2	13.2
Contract labor	13.3	1.5	11.7	1.2	(1.6)	(12.1)

	$349.2	40.2%	$378.7	39.8%	$29.5	8.5

Same-hospital:
Man-hours per equivalent admission	83.2	N/A	83.4	N/A	0.2	0.2
Salaries and benefits per equivalent admission	$1,923	N/A	$2,045	N/A	$122	6.3
     Salaries and benefits decreased slightly as a percentage of revenues for 2004 as compared to 2003, primarily as a result of the 13.9% increase in our revenues. Our contract labor costs decreased by 8.9% as we have focused on recruiting and retraining nurses and other clinical personnel.

     Supplies

	Years Ended
	December 31,		Increase		% Increase
	2003	2004	(Decrease)		(Decrease)
Continuing operations:
Supplies (dollars in millions)	$114.2	$129.1	$14.9		13.1%
Supplies as a percentage of revenues	13.0%	12.9%	(10	) bps	N/M
Supplies per equivalent admission	$650	$698	$48		7.3%
Same-hospital:
Supplies (dollars in millions)	$113.2	$122.9	$9.7		8.5%
Supplies as a percentage of revenues	13.0%	12.9%	(10	) bps	N/M
Supplies per equivalent admission	$650	$697	$47		7.3%
     On both a continuing operations and same-hospital basis, our cost of supplies per equivalent admission increased as a result of rising supply costs, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital inpatient surgeries, which generally incur higher supply costs per equivalent admission, increased by 2.7% for 2004 over 2003.
     Other Operating Expenses

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2003	Revenues	2004	Revenues	(Decrease)	(Decrease)
Other operating expenses (dollars in millions):
Professional fees	$14.7	1.7%	$13.1	1.3%	$(1.6)	(11.2)%
Utilities	14.6	1.7	16.7	1.7	2.1	14.4
Repairs and maintenance	17.2	2.0	20.4	2.0	3.2	18.6
Rents and leases	8.4	1.0	9.5	1.0	1.1	13.6
Insurance	11.2	1.3	8.3	0.8	(2.9)	(26.3)
HCA-IT expense	14.2	1.6	15.8	1.6	1.6	11.1
Physician recruiting	13.0	1.5	14.8	1.5	1.8	14.4
Contract services	30.8	3.5	32.5	3.3	1.7	5.5
Non-income taxes	14.2	1.6	15.7	1.6	1.5	10.3
Other	17.1	1.9	20.0	1.9	2.9	17.6

	$155.4	17.8%	$166.8	16.7%	$11.4	7.4

Corporate office other operating expenses (dollars in millions)	$9.9	1.1%	$11.4	1.1%	$1.5	15.2

Same-hospital other operating expenses (dollars in millions):
Professional fees	$14.7	1.7%	$12.9	1.4%	$(1.8)	(12.3)
Utilities	14.5	1.7	15.8	1.7	1.3	8.8
Repairs and maintenance	17.0	2.0	19.4	2.0	2.4	13.9
Rents and leases	8.3	1.0	8.8	0.9	0.5	5.6
Insurance	11.1	1.3	7.6	0.8	(3.5)	(31.2)
HCA-IT expense	13.7	1.6	15.2	1.6	1.5	11.4
Physician recruiting	12.0	1.4	13.8	1.4	1.8	14.3
Contract services	30.8	3.5	30.4	3.2	(0.4)	(1.3)
Non-income taxes	14.1	1.6	14.7	1.5	0.6	4.3
Other	17.9	1.9	19.5	2.1	1.6	9.3

	$154.1	17.7%	$158.1	16.6%	$4.0	2.6

     Our other operating expenses are generally not volume driven. Our professional and general liability insurance expense was $5.4 million during 2004 compared to $8.3 million in 2003. This decrease relates to favorable loss experience as reflected in our year-end external actuarial reports and our estimate changes regarding the use of multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.” However, our physician recruiting costs increased as a result of our increased number of recruited physicians. Our HCA-IT expense for 2004 increased as a result of an increased number of hospitals and information system conversion fees.

     Provision for Doubtful Accounts

	Years Ended
	December 31,		Increase		% Increase
	2003	2004	(Decrease)		(Decrease)
Continuing operations (dollars in millions):
Provision for doubtful accounts	$74.1	$86.2	$12.1		16.3%
Percentage of revenues	8.5%	8.7%	20	bps	N/M
Charity care write-offs	$5.2	$7.8	$2.6		51.2%
Same-hospital (dollars in millions):
Provision for doubtful accounts	$73.5	$81.1	$7.6		10.2%
Percentage of revenues	8.5%	8.5%	—		N/M
Charity care write-offs	$5.2	$7.8	$2.6		51.2%
     The provision for doubtful accounts related primarily to self-pay amounts due from patients. Self-pay revenues increased primarily as a result of a combination of broad economic factors, including the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”
     Depreciation and Amortization
     Same-hospital depreciation and amortization expense increased as a result of capital improvements at some of our hospitals. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Years Ended
	December 31,		Increase	% Increase
	2003	2004	(Decrease)	(Decrease)
Same-hospital	$43.0	$46.5	$3.5	8.3%
Acquisitions	0.1	1.6	1.5	961.7

	$43.1	$48.1	$5.0	11.6

     Interest Expense

	Years Ended
	December 31,		Increase
	2003	2004	(Decrease)
Interest expense (dollars in millions):
Prior bank credit facility, including commitment fees	$1.0	$1.2	$0.2
4 1/2% convertible notes	11.3	10.6	(0.7)
Other	0.5	0.7	0.2

	12.8	12.5	(0.3)

Amortization of deferred loan costs	1.6	1.5	(0.1)
Less:
Interest income	(0.8)	(0.3)	0.5
Capitalized interest	(0.8)	(1.1)	(0.3)

	$12.8	$12.6	$(0.2)

     The decrease in interest on the 4 1/2% Convertible Notes was because of the early retirement of $29.0 million of the notes in June 2004.
     Provision for Income Taxes

	Years Ended
	December 31,		Increase
	2003	2004	(Decrease)
Provision for income taxes (dollars in millions):	$45.9	$56.0	$10.1
Effective income tax rate	39.6%	39.2%	(40	) bps
     The decline in the effective income tax rate was a result of larger pretax income in 2004 compared to 2003 and because the non-deductible ESOP expense component was lower as a percentage of pretax income in 2004.

Liquidity and Capital Resources
     Liquidity
     Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, expend funds on capital expenditures and fund certain small to mid-size acquisitions. The principal uses of our cash flows from operations are to fund our capital expenditures and small to mid-size hospital acquisitions and repayments on our debt borrowings. It is not our intent to maintain large cash balances.
     The following table presents summarized cash flow information for the years ended December 31 (in millions):

	2003	2004	2005
Net cash flows provided by continuing operating activities	$105.0	$148.6	$296.4
Less: Purchase of property and equipment	68.3	82.0	170.1

Free operating cash flow	36.7	66.6	126.3
Acquisitions	(16.5)	(30.5)	(963.6)
Proceeds from sale of hospital	—	—	32.5
Proceeds from borrowings	20.0	30.0	1,967.0
Payments on borrowings	—	(79.9)	(1,156.9)
Payment of debt issue costs	—	—	(40.7)
Repurchase of common stock	(45.7)	—	—
Proceeds from exercise of stock options	3.7	10.2	43.6
Other	1.6	0.8	(1.4)
Cash (used in) provided by discontinued operations	(2.2)	0.8	5.0

Net (decrease) increase in cash and cash equivalents	$(2.4)	$(2.0)	$11.8

     The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our consolidated financial statements included elsewhere in the report.
     Working Capital
     Net working capital at December 31, 2003, 2004 and 2005 is summarized as follows (dollars in millions):

	2003	2004	2005
Total current assets	$205.3	$230.9	$421.6
Total current liabilities	68.8	82.3	230.1

Net working capital	$136.5	$148.6	$191.5

Current ratio	2.98	2.81	1.83

     Capital Expenditures
     Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures for the years presented (in millions):

	2003	2004	2005
Capital projects	$42.1	$52.5	$101.7
Routine	22.7	21.6	43.2
Purchase of buildings	—	—	3.2
Information systems	3.5	7.9	22.0

	$68.3	$82.0	$170.1

Depreciation expense	$42.4	$47.3	$99.8

Ratio of capital expenditures to depreciation expense	161.5%	173.4%	170.4%

     We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our cost of capital. We will continue to invest in modern technologies, emergency rooms and operating rooms expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care.
     Debt
     An analysis and roll-forward of our long-term debt is as follows (in millions):

	Balance as of	Proceeds from	Payments of		Balance as of
	December 31, 2004	Debt Borrowings	Borrowings (g)	Other	December 31, 2005
Senior Credit Facility:
Term B Loans (a) (e)	$—	$1,400.0	$(118.1)	$—	$1,281.9
Revolving Credit Loans (b) (e)	—	150.0	(150.0)	—	—

Senior Subordinated Credit Agreement (c) (d)	—	192.0	(192.0)	—	—

Previous Province Credit Facility (a) (f)	—	—	(27.0)	27.0	—

Province’s 7 1/2% Senior Subordinated Notes (a) (f)	—	—	(193.9)	200.0	6.1

Province’s 4 1/4% Convertible Subordinated Notes (a) (f)	—	—	(172.4)	172.5	0.1

Province’s 4 1/2% Convertible Subordinated Notes (a) (f)	—	—	(76.0)	76.0	—

LifePoint’s 4 1/2% Convertible Subordinated Notes (c)	221.0	—	(185.1)	(35.9)	—

3 1/4% Convertible Senior Subordinated Debentures (d)	—	225.0	—	—	225.0

Other, including capital leases (f)	—	—	(0.2)	3.4	3.2

	$221.0	$1,967.0	$(1,114.7)	$443.0	$1,516.3

(a)	Represents the borrowings of $1,250.0 million of Term B loans under our senior credit facility to finance the Province business combination and repay the Province assumed debt.

(b)	Represents the borrowings of $150.0 million in the form of revolving loans under our senior credit facility, the proceeds of which were used in connection with the DRMC acquisition. The revolving loans were borrowed as a temporary financing until additional Term B loans could be borrowed.

(c)	Represents the borrowings under the Senior Subordinated Credit Agreement to purchase and retire $185.1 million of the 4 1/2% Convertible Subordinated Notes, another $35.9 million of the 4 1/2% Convertible Subordinated Notes were converted to 757,482 shares of common stock.

(d)	Represents the issuance of the 3 1/4% Convertible Senior Subordinated Debentures, the proceeds of which were used to retire the Senior Subordinated Credit Agreement. The Senior Subordinated Credit Agreement was entered into as a temporary financing until we could issue the 3 1/4% Convertible Senior Subordinated Debentures.

(e)	Represents the borrowings of $150.0 million in the form of additional Term B loans, the proceeds of which were used to repay the $150.0 million of the revolving loans.

(f)	Represents the assumption of debt in connection with the Province business combination.

(g)	Payments on borrowings do not include $42.3 million of premiums paid to retire such debt.
     We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	December 31,	Increase
	2004	2005	(Decrease)
Current portion of long-term debt	$—	$0.5	$0.5
Long-term debt	221.0	1,515.8	1,294.8

Total debt	221.0	1,516.3	1,295.3
Total stockholders’ equity	509.5	1,287.8	778.3

Total capitalization	$730.5	$2,804.1	2,073.6

Total debt to total capitalization	30.3%	54.1%	2,380	bps

Percentage of:
Fixed rate debt	100.0%	15.5%
Variable rate debt	—	84.5

	100.0%	100.0%

Percentage of:
Senior debt	—%	84.8%
Subordinated debt	100.0	15.2

	100.0%	100.0%

     The incurrence of additional debt was related primarily to the Province business combination and the DRMC acquisition. We financed the Province business combination and the DRMC acquisition with senior variable rate debt due to the favorable market conditions and the ability to pre-pay such debt without penalties.
Capital Resources
     New Senior Secured Credit Facilities
     On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provided that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. On August 23, 2005, we exercised our right under the Credit Agreement in connection with additional tranches of Term B Loans by borrowing $150.0 million in the form of the incremental Term B loans (the “Incremental Term B Loans”). Under the terms of the Credit Agreement, Term B Loans available for borrowing were $250.0 million as of December 31, 2005.
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
     In connection with the Province business combination, we made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of December 31, 2005, the applicable annual interest rate under the Term B Loans was approximately 6.185%. The six month Adjusted LIBO Rate was 4.56% at December 31, 2005. The weighted average applicable annual interest rate since April 15, 2005 under the Term B Loans was 5.291%.
     The Term B Loans outstanding principal balances were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, we made early installment payments under the Term B Loans totaling $118.1 million during the year ended December 31, 2005. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,281.9 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.25:1.00 for the period ending on December 31, 2005 and 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2005
Minimum Interest Coverage Ratio	≥ 3.25:1.00	5.61
Maximum Total Leverage Coverage Ratio	≤ 4.75:1.00	3.43
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the DRMC acquisition, we borrowed $150.0 million in the form of Revolving Loans. On August 23, 2005, we executed an Incremental Facility Amendment borrowing $150.0 million under the Incremental Term B Loans, the proceeds of which were used to pay the $150.0 million borrowed under the Revolving Loans.
     On October 14, 2005, we entered into an amendment to the Credit Agreement. The amendment provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300.0 million to $600.0 million and certain other amendments and clarifications.
     As of December 31, 2005, we had $23.6 million in letters of credit outstanding under the revolving loans. Of the $23.6 million in letters of credit outstanding as of December 31, 2005, $23.5 million was related to self-insured retention level of our general and professional liability insurance and worker’s compensation programs as security for payment of claims and $0.1 million was related to certain utility companies. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $276.4 million as of December 31, 2005.
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

Note: Dates represent change in rating or outlook.
     Senior Subordinated Credit Agreement
     On June 15, 2005, we entered into a $192.0 million senior subordinated credit agreement with CITI. The net proceeds of the borrowings were used to pay the redemption price, plus accrued and unpaid interest of $190.2 million for the extinguishment of Historic LifePoint’s 4 1/2% convertible subordinated notes due June 1, 2009.
     We repaid the Senior Subordinated Credit Agreement on August 4, 2005 with the proceeds from the issuance of 3 1/4% Convertible Senior Subordinated Debentures due August 10, 2025. We cannot borrow further amounts under this credit agreement. We incurred a charge to debt retirement costs of $2.1 million related to the deferred loan costs for the year ended December 31, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.

     Previous Credit Facilities
     In connection with the Province business combination, we repaid the $27.0 million outstanding principal balance under the Province senior credit facility. At the time of the Province business combination, we had no amounts outstanding under our prior senior credit facility.
     Province 7 1/2% Senior Subordinated Notes
     In connection with the Province business combination, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013 (the “7 1/2% Notes”) was purchased and subsequently retired. The fair value assigned to the 7 1/2% Notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% Notes in connection with Province’s consent solicitation with respect to such 7 1/2% Notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% Notes that were not tendered pursuant to such tender offer.
     The remaining $6.1 million outstanding principal amount of the 7 1/2% Notes bear interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. We may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
     Province 4 1/4% Convertible Subordinated Notes
     In connection with the Province business combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the Province 4 1/4% Convertible Subordinated Notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.
     Province 4 1/2% Convertible Subordinated Notes
     In connection with the business combination with Province, Province redeemed all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding, May 16, 2005, the redemption date.
     4 1/2% Convertible Subordinated Notes
     We called for redemption all of the $221.0 million outstanding principal amount of our 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, June 15, 2005, the redemption date. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of our Common Stock at a conversion price of $47.36. The closing market price of our Common Stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of our Common Stock. Approximately $185.1 million in aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred finance costs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the year ended December 31, 2005. Deferred finance costs of $0.6 million were subtracted from the $35.9 million of principal converted and included in stockholders’ equity as part of the conversion to equity.

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
     The 3 1/4% Debentures are convertible (subject to certain limitations imposed by our Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods, (2) if the trading price of the 3 1/4% Debentures have been called for redemption, or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as defined in the indenture governing the securities (“the conversion value”) and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. In certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible because of the Credit Agreement and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.
     The conversion rate is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock. Because the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during 2005 was trading below the conversion price of $61.22 per share of our common stock, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.
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
     The indenture for the 3 1/4% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3 1/4% Debentures in the event of a highly leveraged transaction or fundamental change.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2006 to be in a range of $180.0 million to $210.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2005, we had projects under construction with an estimated additional cost to complete and equip of approximately $118.7 million. We anticipate that these projects will be completed over the next two years. See Note 8 to the consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.
     Our business strategy contemplates the selective acquisition of additional hospitals, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.
     We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends.
     We believe that cash flows from operations, amounts available under our credit facility and our anticipated access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the next three years.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
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
     The following table summarizes our significant contractual obligations as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt obligations (a)	$2,127.8	$87.1	$174.2	$174.1	$1,692.4
Capital lease obligations	4.2	0.7	1.3	0.9	1.3
Operating lease obligations (b)	66.7	13.3	18.8	11.9	22.7
Other long-term liabilities (c)	2.5	0.4	0.3	0.3	1.5
Purchase obligations (d)	328.8	127.0	124.5	38.6	38.7

	$2,530.0	$228.5	$319.1	$225.8	$1,756.6

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These obligations are explained further in Note 6 to our consolidated financial statements included elsewhere in this report. We used the 6.185% effective interest rate at December 31, 2005 for our $1,281.9 million outstanding Term B Loans to estimate interest payments on this variable rate debt. Holders of our $225.0 million outstanding 3 1/4% Debentures may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3 1/4% Debentures would be outstanding during its entire term, which ends on August 15, 2025.

(b)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 8 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.

(c)	We had a $60.3 million other long-term liability balance on our consolidated balance sheet as of December 31, 2005. This balance reflected a $55.3 million reserve for professional and general liability claims and $5.0 million related to other liabilities. We excluded the $55.3 million reserve for professional and general liability claims and $2.5 million of other liabilities because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates — Professional and general liability claims” in this report for more information.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2006	2007-2008	2009-2010	After 2010
HCA-IT services (e)	$112.1	$23.7	$58.3	$30.1	$—
Capital expenditure obligations (f)	66.9	36.1	26.6	—	4.2
Physician commitments (g)	16.0	16.0	—	—	—
GEMS obligations (h)	22.7	10.1	12.6	—	—
Other purchase obligations (i)	111.1	41.1	27.0	8.5	34.5

	$328.8	$127.0	$124.5	$38.6	$38.7

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2009. The amounts are based on estimated fees that will be charged to our hospitals as of December 31, 2005 with an annual fee increase that is capped by the consumer price index increase. We used a 4.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $118.7 million as of December 31, 2005. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. In addition, as discussed in Part I, Item 3. Legal Proceedings of this report, we may be required to make significant expenditures in order to bring our facilities into compliance with the ADA. We are currently unable to estimate the costs that could be associated with modifying our facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities.

(g)	In consideration for a physician relocating to one of the communities, in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance a maximum amount of approximately $40.0 million as of December 31, 2005. The actual amount of such commitments to be advanced often depends upon the financial results of a physician’s private practice during the loan period. The physician commitment amounts reflected in the above table were estimated based on our historical amounts actually paid to physicians.

(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on March 31, 2008. The amounts in this table reflect our obligation based on the equipment we owned as of December 31, 2005.

(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2005.
     Legal and Tax Matters
     As disclosed in Note 5 and Note 8 to our consolidated financial statements included elsewhere in this report, we have exposure for certain legal and tax matters.
     Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $23.6 million as of December 31, 2005. Of the $23.6 million outstanding, $23.5 million of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims and $0.1 million was related to obligations to certain utility companies.

Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005. We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. The impact of adoption of SFAS No. 123R is estimated to increase our salaries and benefits expense by approximately $7.6 million, or $0.08 per diluted share, for 2006. We estimate that our total stock-based compensation expense, which includes stock options and nonvested stock awards, will be approximately $20.6 million, or $0.22 per diluted share, for 2006. This estimate may materially change because it will depend on, among other things, levels of share-based payments granted, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility and employee stock option exercise behaviors and the related tax impact. Had we adopted SFAS No. 123R in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the “Stock-Based Employee Compensation” disclosure of pro forma net income and earnings per share in Note 1 of our consolidated financial statements included elsewhere in this report.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS 153 did not have a material impact on our results of operations or financial condition.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not anticipate that the adoption of this statement will have a material impact on our results of operations or financial condition.
     In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). It served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice, which is the approach we use in recruiting physicians to our communities.
     FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. We adopted FSP FIN 45-3 effective January 1, 2006. For periods before January 1, 2006, we expensed the revenue guarantee amounts as incurred to the physicians, which was typically over a period of one year. However, under FSP FIN 45-3, we will reflect the liability for these physician income guarantees on our consolidated balance sheet at fair value and amortize the related contract-based intangible asset over the period of the physician’s contractual commitment to practice in the local community, which is typically five years. Therefore, we estimate that the adoption of FSP FIN 45-3 will lower our physician recruiting expenses that are reported in our statement of operations by approximately $18.8 million, or $0.20 per diluted share, for the year ended December 31, 2006.
Segment Reporting
     We operate in one reportable operating segment–healthcare services. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we had four operating divisions in 2005 and we will have five in 2006, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment–healthcare services.
     Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of the products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

•	if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.
     We meet each of the aggregation criteria for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of our operating divisions;

•	the healthcare services provided by each of our operating divisions are generally the same;

•	the healthcare services provided by each of our operating divisions are generally provided to similar types of patients, which are patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians and others employed or contracted at each of our hospitals; and

•	the healthcare regulatory environment is generally similar for each of our operating divisions.
     Because we meet each of the criteria set forth above and each of our operating divisions has similar economic characteristics, our management aggregates our results of operations in one reportable operating segment.
Inflation
     The healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. In addition, suppliers pass along rising costs to us in the form of higher prices. Private insurers pass along their rising costs in the form of lower reimbursement to us. Our ability to pass on these increased costs in increased rates is limited because of increasing regulatory and competitive pressures and the fact that the majority of our revenues are fee-based. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rates
     The following discussion relates to our exposure to market risk based on changes in interest rates:
     Outstanding Debt
     As of December 31, 2005, we had outstanding debt of $1,516.3 million, 84.5% or $1,281.9 million, of which was subject to variable rates of interest. As of December 31, 2005, the fair value of our outstanding variable rate debt approximates its carrying value and the fair value of our $225.0 million 3 1/4% Debentures was approximately $207.0 million, based on the quoted market prices at December 30, 2005.
     Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $12.8 million as of December 31, 2005. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate our exposure to such change. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.
     Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2005. As a result, the interest rate market risk implicit in these investments at December 31, 2005, if any, is low.
Item 8. Financial Statements and Supplementary Data.
     Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
     We acquired Danville Regional Medical Center and Wythe County Community Hospital during 2005 and excluded both of these hospitals from our assessment of the effectiveness of our internal control over financial reporting. During 2005, these hospitals contributed approximately $113.0 million or 6.1% of our total revenues and, as of December 31, 2005, accounted for approximately $164.9 million or 9.3% of our total assets, excluding goodwill.
     Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Executive Officers
     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Code of Ethics
     Our Board of Directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground,” and, as applicable, our Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics and Common Ground is posted on our website located at www.lifepointhospitals.com under the heading “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website within four business days following such amendment or waiver.
Directors
     Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Compliance with Section 16(a) of the Exchange Act
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “General Information – Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Item 11. Executive Compensation.
     This information is incorporated by reference to the information contained under the captions “Election of Directors – Information Regarding the Board of Directors – Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     This information is incorporated by reference to the information contained under the caption “Voting Securities and Principal Holders Thereof” and “Executive Compensation – Equity Compensation Plan Information” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions.
     This information is incorporated by reference to the information contained under the caption “Certain Transactions” included in our proxy statement relating to our 2006 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services.
     This information is incorporated by reference to the information contained under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2006 annual meeting of stockholders.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
          (1) Consolidated Financial Statements:
               See Item 8 in this report.
          The consolidated financial statements required to be included in Part II, Item 8., Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this report.
          (2) Consolidated Financial Statement Schedules:
          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.
          (3) Exhibits:

Exhibit
Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (a)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

2.3	—	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (c)

2.4	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (c)

3.1	—	Amended and Restated Certificate of Incorporation (d)

3.2	—	Amended and Restated Bylaws of LifePoint Hospitals, Inc. (d)

4.1	—	Form of Specimen Stock Certificate (e)

4.2	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (d)

4.3	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (f)

4.4	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (f)

4.5	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (g)

4.6	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (h)

4.7	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (i)

4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (j)

4.9	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8) (j)

4.10	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (j)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (k)

10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (l)

10.6	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (k)

10.7	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (m)

10.8	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (k)

10.9	—	Amended and Restated 1998 Long-Term Incentive Plan (n)

10.10	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (o)

10.11	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (i)

10.12	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (p)

10.13	—	Amendment No. 2 to Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (q)

10.14	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (r)

10.15	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (m)

10.16	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (m)

10.17	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (s)

10.18	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (s)

10.19	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (t)

10.20	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (u)

10.21	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (v)

10.22	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (w)

10.23	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (s)

10.24	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (b)

10.25	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (s)

10.26	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (x)

10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (x)

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Lakers Holding Corp. on February 18, 2005 under the Securities Act of 1933, as amended, File No. 333-119929.

(c)	Incorporated by reference from exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. on March 16, 2005, File No. 000-29818.

(d)	Incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093.

(e)	Incorporated by reference from Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on February 18, 2005, File No. 333-119929.

(f)	Incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320.

(g)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated April 5, 2005 of Province Healthcare Company File No. 001-31320.

(h)	Incorporated by reference from the exhibits filed with the Province Healthcare Company’s Registration Statement on Form S-3, dated January 24, 2001, registration No. 333-54192.

(i)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated April 15, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(j)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818.

(l)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818.

(m)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(n)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated July 7, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(o)	Incorporated by reference from Appendix B to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(p)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated August 23, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(q)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated October 18, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(r)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(s)	Incorporated by reference from exhibits to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by LifePoint Hospitals, Inc. on March 1, 2005, File No. 000-29818.

(t)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(u)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.

(v)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(w)	Incorporated by reference from Appendix C to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(x)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251.

Compensation Plans and Arrangements
     The following is a list of all of our compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:
1.	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (filed as Exhibit 10.6)

2.	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (filed as Exhibit 10.7)

3.	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 10.9)

4.	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibits 10.8 and 10.10)

5.	LifePoint Hospitals, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibits 10.19 and 10.20)

6.	LifePoint Hospitals, Inc. Change in Control Severance Plan (filed as Exhibit 10.21)

7.	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.22)

8.	Employment Agreement of Kenneth C. Donahey, as amended and restated (filed as Exhibit 10.23)

9.	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed as Exhibit 10.26)

10.	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.27)

Management’s Report on Internal Control Over Financial Reporting
     Management of LifePoint Hospitals, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.
     Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company’s assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.
     The Board of Directors, acting through its Audit and Compliance Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit and Compliance Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit and Compliance Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit and Compliance Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit and Compliance Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit and Compliance Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit and Compliance Committee.
     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
     The Company assessed its internal control system as of December 31, 2005 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2005, its system of internal control over financial reporting was effective.
     The Company acquired Wythe County Community Hospital (“Wythe County”) and Danville Regional Medical Center (“Danville”) on June 1, 2005 and July 1, 2005, respectively. The Company has excluded Wythe County and Danville from its assessment of and conclusion on the effectiveness of internal control over financial reporting. For the year ended December 31, 2005, Wythe County and Danville constituted 9.3% of the Company’s total assets, excluding goodwill, as of December 31, 2005, and 6.1% of the Company’s revenues for the year then ended.
     The consolidated financial statements have been audited by the independent registered public accounting firm, Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm’s attestation of management’s assessment of internal controls, are also presented within this document.

/s/ Kenneth C. Donahey	/s/ Michael J. Culotta
Chairman, Chief Executive Officer and President	Chief Financial Officer

Brentwood, Tennessee
February 6, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LifePoint Hospitals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wythe County Community Hospital (“Wythe County”) and Danville Regional Medical Center (“Danville”) which are included in the December 31, 2005 consolidated financial statements of the Company and constituted $164.9 million and ($8.5) million of the total assets, excluding goodwill, and of the net assets, respectively as of December 31, 2005, $112.9 million and $8.5 million of net revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wythe County and Danville.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 6, 2006

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005
(Dollars in millions, except per share amounts)

	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$18.6	$30.4
Accounts receivable, less allowances for doubtful accounts of $103.6 and $252.9 at December 31, 2004 and 2005, respectively	115.1	256.8
Inventories	25.3	57.2
Assets held for sale	33.0	10.0
Income taxes receivable	7.5	—
Prepaid expenses	7.1	12.0
Deferred tax assets	17.9	44.2
Other current assets	6.4	11.0

	230.9	421.6
Property and equipment:
Land	20.5	64.7
Buildings and improvements	385.4	992.4
Equipment	342.0	547.1
Construction in progress (estimated cost to complete and equip after December 31, 2005 is $118.7)	48.6	78.4

	796.5	1,682.6
Accumulated depreciation	(295.4)	(380.3)

	501.1	1,302.3

Deferred loan costs, net	4.9	35.4
Intangible assets, net	3.3	4.2
Other	5.8	5.5
Goodwill	144.4	1,455.6

	$890.4	$3,224.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29.5	$85.6
Accrued salaries	31.2	58.8
Other current liabilities	21.6	71.5
Income taxes payable	—	13.7
Current maturities of long-term debt	—	0.5

	82.3	230.1

Long-term debt	221.0	1,515.8
Deferred income taxes	47.9	124.0
Professional and general liability claims and other liabilities	28.4	60.3

Minority interests in equity of consolidated entities	1.3	6.6

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,123,768 shares and 57,102,882 shares issued at December 31, 2004 and 2005, respectively	0.4	0.6
Capital in excess of par value	332.6	1,053.1
Unearned ESOP compensation	(12.9)	(9.7)
Unearned compensation on nonvested stock	(4.5)	(31.0)
Retained earnings	222.8	274.8
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2004	(28.9)	—

	509.5	1,287.8

	$890.4	$3,224.6

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2004 and 2005
(In millions, except per share amounts)

	2003	2004	2005
Revenues	$875.6	$996.9	$1,855.1

Salaries and benefits	352.3	399.4	730.5
Supplies	114.2	129.1	251.6
Other operating expenses	155.4	166.8	311.8
Provision for doubtful accounts	74.1	86.2	190.3
Depreciation and amortization	43.1	48.1	101.1
Interest expense, net	12.8	12.6	60.3
Debt retirement costs	—	1.5	12.2
Transaction costs	—	—	43.2
ESOP expense	6.9	9.4	14.8

	758.8	853.1	1,715.8

Income from continuing operations before minority interests and income taxes	116.8	143.8	139.3
Minority interests in earnings of consolidated entities	0.7	1.0	1.1

Income from continuing operations before income taxes	116.1	142.8	138.2
Provision for income taxes	45.9	56.0	58.4

Income from continuing operations	70.2	86.8	79.8

Discontinued operations, net of income taxes:
Loss from discontinued operations	(1.7)	(1.1)	(0.4)
Impairment of assets	—	—	(5.8)
Loss on sale of hospital	—	—	(0.7)

Loss from discontinued operations	(1.7)	(1.1)	(6.9)

Net income	$68.5	$85.7	$72.9

Basic earnings (loss) per share:
Continuing operations	$1.89	$2.34	$1.59
Discontinued operations	(0.05)	(0.03)	(0.14)

Net income	$1.84	$2.31	$1.45

Diluted earnings (loss) per share:
Continuing operations	$1.80	$2.20	$1.56
Discontinued operations	(0.04)	(0.03)	(0.13)

Net income	$1.76	$2.17	$1.43

Weighted average shares and dilutive securities outstanding:
Basic	37.2	37.0	50.1

Diluted	43.3	42.8	53.2

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2004 and 2005
(Dollars in millions)

	2003	2004	2005
Cash flows from operating activities:
Net income	$68.5	$85.7	$72.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1.7	1.1	6.9
Stock-based compensation	—	1.8	6.7
Depreciation and amortization	43.1	48.1	101.1
Debt retirement costs	—	1.5	12.2
Transaction costs	—	—	43.2
ESOP expense (non-cash portion)	6.9	9.4	12.0
Minority interests in earnings of consolidated entities	0.7	1.0	1.1
Deferred income taxes (benefit)	8.9	4.4	(3.2)
Reserve for professional and general liability claims, net	2.4	(0.2)	1.8
Tax benefit from employee stock plans	2.3	6.2	8.9
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(15.5)	(11.1)	(25.4)
Inventories and other current assets	(4.8)	(6.6)	9.5
Accounts payable and accrued expenses	2.2	8.9	23.2
Income taxes payable	(7.5)	(0.1)	20.3
Other	(3.9)	(1.5)	5.2

Net cash provided by operating activities-continuing operations	105.0	148.6	296.4

Net cash (used in) provided by discontinued operations	(2.2)	0.8	5.0

Net cash provided by operating activities	102.8	149.4	301.4

Cash flows from investing activities:
Purchase of property and equipment	(68.3)	(82.0)	(170.1)
Acquisitions, net of cash acquired	(16.5)	(30.5)	(963.6)
Proceeds from sale of hospital	—	—	32.5
Other	0.6	(1.1)	0.3

Net cash used in investing activities	(84.2)	(113.6)	(1,100.9)

Cash flows from financing activities:
Proceeds from long-term debt	20.0	30.0	1,967.0
Payments of borrowings	—	(79.9)	(1,156.9)
Payment of debt issue costs	—	—	(40.7)
Repurchase of common stock	(45.7)	—	—
Proceeds from exercise of stock options	3.7	10.2	43.6
Other	1.0	1.9	(1.7)

Net cash (used in) provided by financing activities	(21.0)	(37.8)	811.3

Change in cash and cash equivalents	(2.4)	(2.0)	11.8
Cash and cash equivalents at beginning of year	23.0	20.6	18.6

Cash and cash equivalents at end of year	$20.6	$18.6	$30.4

Supplemental disclosure of cash flow information:
Interest payments	$12.4	$12.1	$55.7

Capitalized interest	$0.8	$1.1	$3.0

Income taxes paid, net	$41.4	$44.6	$32.0

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004 and 2005
(Amounts in millions)

					Unearned
			Capital in	Unearned	Compensation
	Common Stock		Excess of	ESOP	on Nonvested	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Earnings	Stock	Total
Balance at December 31, 2002	39.6	$0.4	$297.2	$(19.3)	$—	$79.3	$—	$357.6
Net income	—	—	—	—	—	68.5	—	68.5
ESOP compensation earned	—	—	3.7	3.2	—	—	—	6.9
Exercise of stock options, including tax benefits and other	0.3	—	6.0	—	—	—	—	6.0
Stock activity in connection with employee stock purchase plans	0.1	—	1.3	—	—	(0.3)	—	1.0
Repurchases and retirement of common stock	(0.9)	—	(6.5)	—	—	(10.3)	—	(16.8)
Purchases of treasury stock at cost	(1.2)	—	—	—	—	—	(28.9)	(28.9)

Balance at December 31, 2003	37.9	0.4	301.7	(16.1)	—	137.2	(28.9)	394.3
Net income	—	—	—	—	—	85.7	—	85.7
ESOP compensation earned	—	—	6.2	3.2	—	—	—	9.4
Exercise of stock options, including tax benefits and other	0.8	—	16.4	—	—	—	—	16.4
Stock activity in connection with employee stock purchase plans	—	—	1.9	—	—	(0.1)	—	1.8
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.2	—	6.4	—	(6.4)	—	—	—
Amortization of nonvested stock grants	—	—	—	—	1.9	—	—	1.9

Balance at December 31, 2004	38.9	0.4	332.6	(12.9)	(4.5)	222.8	(28.9)	509.5
Net income	—	—	—	—	—	72.9	—	72.9
ESOP compensation earned	—	—	8.8	3.2	—	—	—	12.0
Exercise of stock options, including tax benefits and other	1.5	—	52.6	—	—	—	—	52.6
Stock activity in connection with employee stock purchase plans	0.1	—	1.4	—	—	(2.4)	—	(1.0)
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.8	—	37.2	—	(37.2)	—	—	—
Amortization of nonvested stock grants	—	—	—	—	6.7	—	—	6.7
Common stock issued in connection with the Province Business Combination	15.0	0.2	595.7	—	—	—	—	595.9
Change of control vesting in connection with the Province Business Combination	—	—	—	—	4.0	—	—	4.0
Conversion of Convertible Notes to common stock	0.8	—	35.2	—	—	—	—	35.2
Retirement of treasury stock	—	—	(10.4)	—	—	(18.5)	28.9	—

Balance at December 31, 2005	57.1	$0.6	$1,053.1	$(9.7)	$(31.0)	$274.8	$—	$1,287.8

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005
Note 1. Organization and Summary of Significant Accounting Policies
Organization
     LifePoint Hospitals, Inc. is one of the largest owners and operators of general acute care hospitals in non-urban communities in the United States. LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. Unless the context otherwise indicates, references in the report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly-owned and majority-owned subsidiaries. Any reference herein to its hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.
     At December 31, 2005, the Company operated 53 hospitals, including one hospital that was disposed of effective January 1, 2006 and two hospitals that are part of discontinued operations not yet divested. In all but four of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 20 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner of such entities. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.
Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value as of December 31 (in millions):

	2004		2005
	Carrying		Carrying
	amount of	Fair value	amount of	Fair value
	liability	of liability	liability	of liability
4 1/2% Subordinated Convertible Notes	$221.0	$222.7	$—	$—
3 1/4% Convertible Senior Subordinated Debentures	—	—	225.0	207.0
     The carrying amounts of the Company’s remaining long-term debt instruments approximate fair value since they are subject to variable rates of interest. The fair value of the Company’s 4 1/2% Subordinated Convertible Notes was based on the quoted market prices at December 31, 2004. The fair value of the Company’s 3 1/4% Convertible Senior Subordinated Debentures was based on the quoted prices at December 30, 2005.
Revenue Recognition and Allowance for Contractual Discounts
     The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received.
     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.
     Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.
     Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated third-party payor settlements resulted in increases to revenues from continuing operations of $6.0 million, $7.5 million and $9.3 million, increases to net income by approximately $3.7 million, $4.6 million and $5.6 million, and increases to diluted earnings per share by approximately $0.08, $0.11 and $0.11, (exclusive of the matter discussed in the following paragraph) for the years ended December 31, 2003, 2004, and 2005, respectively. The net estimated third party payor settlements as of December 31, 2004 and 2005 and included in other current liabilities in the accompanying consolidated balance sheets approximated $0.1 million and $3.0 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.
     During 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. This hospital had this designation since 2001 and was previously approved for this designation by its fiscal intermediary. The Company and the fiscal intermediary worked together and contacted the Centers for Medicare and Medicaid Services (“CMS”) for resolution of the designation. The Company reduced revenues by $3.0 million and $0.2 million during the third and fourth quarters of 2003, respectively, representing the three-year difference in reimbursement from this change in designation. The Company received notification from CMS late in the first quarter of 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in the first quarter of 2004.
     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.
Concentration of Revenues
     During the years ended December 31, 2003, 2004, and 2005, approximately 46.8%, 48.1% and 46.0% respectively, of the Company’s revenues from continuing operations related to patients participating in the

Medicare and Medicaid programs. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.
     The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues from such locations. The following is an analysis by state of revenues as a percentage of the Company’s total revenues:

	Hospitals
	in state as of	Percentage of Total Revenues
State	December 31, 2005	2003	2004	2005
Kentucky	8	34.5%	35.2%	20.9%
Tennessee	7	20.5	19.5	11.1
Virginia	3	—	—	10.2
Louisiana	6	2.7	4.5	9.2
Alabama	5	11.4	11.0	8.8
New Mexico	2	—	—	7.4
Texas	3	—	—	5.2
West Virginia	2	8.2	8.0	4.2
     The following is an analysis by state of Medicaid and indigent care payments as a percentage of the Company’s total revenues:

	Hospitals
	in state as of	Percentage of Total Revenues
State	December 31, 2005	2003	2004	2005
Alabama	5	0.7%	0.7%	0.9%
Arizona	2	—	—	0.3%
California	1	—	—	0.1%
Colorado	1	—	—	0.1%
Florida	1	0.3%	0.5%	0.3%
Indiana	1	—	—	0.1%
Kansas	1	0.2%	0.2%	0.2%
Kentucky	8	3.7%	4.1%	2.3%
Louisiana	6	0.4%	0.4%	0.9%
Mississippi	1	—	—	0.4%
Nevada	1	—	—	0.1%
New Mexico	2	—	—	1.2%
South Carolina	1	—	—	*
Tennessee	7	2.8%	2.7%	1.4%
Texas	3	—	—	0.5%
Utah	2	1.0%	0.9%	0.4%
Virginia	3	—	—	0.4%
West Virginia	2	1.1%	0.9%	0.4%
Wyoming	2	0.6%	0.5%	0.4%

*	- Less than 0.05%
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured.

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.
     The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, historical cash collection experience, revenue trends by payor classification and revenue days in accounts receivable. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.
     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances	Additions	Accounts
	at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of		at End
	of Year	Expenses (a)	Recoveries	Acquisitions	of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$109.1	$81.5	$(78.9)	$—	$111.7
Year ended December 31, 2004	111.7	94.7	(102.8)	—	103.6
Year ended December 31, 2005	103.6	216.1	(172.8)	106.0	252.9

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing operations and discontinued operations in the Company’s accompanying consolidated financial statements.
Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market and are composed of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.
Long-Lived Assets
   (a) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Interest on funds used to pay for the construction of major capital additions is included in the cost of each capital addition.
     Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Buildings and improvements	10 - 40
Equipment	3 - 10
Assets under capital leases:
Buildings and improvements	10 - 40
Equipment	3 - 5

     Depreciation expense from continuing operations was $42.4 million, $47.3 million and $99.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.
     As of December 31, 2005, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases, which were acquired as part of the Province Business Combination. The Company’s assets under capital leases are set forth in the following table at December 31 (in millions):

	2004	2005
Buildings and improvements	$—	$154.7
Equipment	0.8	1.9

	0.8	156.6
Accumulated amortization	(0.6)	(6.3)

	$0.2	$150.3

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $5.8 million impairment charge during the year ended December 31, 2005, as further described in Note 3.
   (b) Deferred Loan Costs
     The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument, using the effective interest method.
   (c) Goodwill and Intangible Assets
     The Company accounts for its acquisitions in accordance with SFAS No. 141, “Business Combinations” using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company performed its annual impairment tests as of October 1, 2003, 2004 and 2005, and did not incur an impairment charge. The Company’s business comprises a single reportable operating reporting unit for impairment test purposes.
     The Company’s intangible assets relate to non-competition agreements and certificates of need. Non-competition agreements are amortized over the terms of the agreements. The certificates of need were determined to have indefinite lives by an independent appraiser and, accordingly, are not amortized. See Note 4 for a summary of goodwill and intangible assets.
Discontinued Operations
     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of Bartow Memorial Hospital (“Bartow”), Ashland Regional Medical Center, Medical Center of Southern Indiana and Palo Verde Hospital, as discontinued operations in the accompanying consolidated financial statements. The results of operations of these four hospitals have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and certain assets of these four hospitals are reflected as assets held for sale in the accompanying consolidated balance sheets, as further described in Note 3.
Income Taxes
     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations.
Professional and General Liability Claims
     Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $5.0 million on individual malpractice claims for 2003, the Company increased its self-insured retention level to $10.0 million for 2004, and the Company increased its self insurance level to $15.0 million for 2005 with the exception of facilities located in Florida and Texas, which retained $10 million limits, and facilities located in states having state-specific medical malpractice programs. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised twice each year for 2003 and 2004 by the Company’s independent actuaries. The Company obtained independent actuarial calculations quarterly during 2005.
     The Company implemented enhanced risk management processes in monitoring claims and managing losses in high-risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. During 2003, the Company improved its estimation process for determining its reserves for professional and general liability claims by expanding from using one actuary to using multiple actuaries. The Company uses the calculations of each actuary by averaging each actuary’s results into the determination of its recorded reserve levels. This averaging process results in a refined estimation approach that the Company believes produces a more reliable estimate of ultimate losses.
     During 2004, the Company ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in the Company’s estimation process reduced its reserve levels and related professional and general liability insurance expense for continuing operations for the year ended December 31, 2004 by $4.0 million. This change increased the Company’s net income and diluted earnings per share by approximately $2.5 million and $0.06 per diluted share, respectively, during such year. The Company obtained semi-annual valuations from its other two actuaries in 2004. The mathematically averaged results of the updated actuarial valuations from these two actuaries reduced the Company’s reserve estimates for years prior to 2004 by $2.4 million, which reduced its professional and general liability expense in the year ended December 31, 2004. This change increased the Company’s net income and diluted earnings per share by approximately $1.5 million and $0.03 per diluted share, respectively, during such year.
     During 2005, the Company obtained actuarial valuations for all legacy LifePoint facilities (non-Province) on a quarterly basis. The averaged results of the quarterly valuations from two actuarial firms reduced the Company’s reserve estimates for years prior to 2005 by $7.5 million, which reduced its professional and general liability expense in the year ended December 31, 2005. This change increased the Company’s net income and diluted earnings per share by approximately $4.5 million and $0.09 per diluted share, respectively, during such year.
     Also during 2005, the Company obtained actuarial valuations on the former Province facilities to conform with its methodology with respect to medical malpractice. The mathematically averaged results of the two actuarial valuations caused the Company to increase the opening balance sheet reserve by $6.8 million. The $6.8 million ($4.2 million after-taxes), or $0.08 per diluted share was recorded as transaction costs in the Company’s consolidated statement of operations. The former Province facilities were included in the quarterly actuarial valuations beginning in the third quarter of 2005. The averaged results of the quarterly valuations reduced the Company’s reserve estimates for years prior to 2005 by $3.5 million, which reduced its professional and general liability expense in the year ended December 31, 2005. This increased the Company’s net income and diluted earnings per share by approximately $2.1 million and $0.04 per diluted share, respectively, during such year.
     The reserve for professional and general liability claims as of the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional and general liability claims was $27.2 million and $55.3 million at December 31, 2004 and 2005, respectively.
     The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for professional and general liability claims from continuing operations, including the previously mentioned transaction costs for the years ended December 31, 2003, 2004 and 2005 was approximately $8.3 million, $5.4 million and $19.3 million, respectively.
Workers’ Compensation Reserves
     Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding approximately $0.3 million, $0.5 million and $1.0 million in the years ended December 31, 2003, 2004 and 2005, respectively. The Company’s facilities located in West Virginia and Wyoming participate in state-specific programs rather than the Company’s established program.
     The Company’s reserve for workers’ compensation is based upon an independent actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The loss estimates included in the actuarial calculation may change based upon updated facts and circumstances. The Company’s reserve for worker’s compensation claims was $3.4 million and $12.9 million at December 31, 2004 and 2005, respectively.
     The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for workers’ compensation claims from continuing operations for the years ended December 31, 2003, 2004 and 2005 was approximately $4.4 million, $4.1 million and $13.8 million respectively. The 2005 expense also includes $4.2 million of workers’ compensation expense recorded on a pretax basis, or $0.05 per diluted share, to conform Province to the Company’s methodology for determining workers’ compensation reserves.
Self-Insured Medical Benefits
     The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation of the incurred but not recorded lag period as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $5.9 million and $9.4 million at December 31, 2004 and 2005, respectively.
Minority Interests in Consolidated Entities
     The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned entities that the Company controls. Accordingly, the Company recorded minority interests in the earnings and equity of such entities. The Company records adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own.
General and Administrative Costs
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate office costs, which were $23.6 million, $29.8 million and $50.9 million for the years ended December 31, 2003, 2004 and 2005 respectively.
Physician Recruiting Costs
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees”, with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. The Company expenses these advances as they are paid over the physician’s first twelve months in the community. These physician recruiting expenses are included in other operating expenses in the accompanying consolidated statements of operations and were $12.0 million, $14.8 million and $26.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. See “Recently Issued Accounting Pronouncements” subsequently in this Note 1 for a summary of the accounting changes related to physician minimum revenue guarantees. In addition, see Note 8 for a discussion on the Company’s commitments to advance amounts to recruited physicians.
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in certain amounts that are recorded directly to stockholders’ equity be shown in the consolidated financial statements as a component of comprehensive income. For the years ended December 31, 2003, 2004 and 2005, the Company had no items of comprehensive income recorded directly to stockholders’ equity. Therefore, comprehensive income is equivalent to net income.
Segment Reporting
     The Company operates in one reportable operating segment–healthcare services. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had four operating divisions in 2005 and it will have five in 2006, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable operating segment–healthcare services.
     Under SFAS No. 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:
•	the nature of the products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services;

•	the methods used to distribute their products or provide their services; and

•	if applicable, the nature of the regulatory environment, for example, banking, insurance, or public utilities.
     The Company meets each of the aggregation criteria for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of the Company’s operating divisions;

•	the healthcare services provided by each of the Company’s operating divisions are generally the same;

•	the healthcare services provided by each of the Company’s operating divisions are generally provided to similar types of patients, which are patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians and others or contracted at each of the Company’s hospitals; and

•	the healthcare regulatory environment is generally similar for each of the Company’s operating divisions.
     Because the Company meets each of the criteria set forth above and each of the Company’s operating divisions has similar economic characteristics, the Company’s management aggregates its results of operations in one reportable operating segment.
Stock-Based Compensation
     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 had no material impact on the Company. The Company has included the required disclosures below and in Note 7.
     The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 7. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related FASB Interpretations.

     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying Company common stock on the grant date, no stock-based employee compensation was recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the Company’s stock option plans for the years ended December 31, 2003, 2004 and 2005 (in millions, except per share amounts). For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and amortizes ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	2003	2004	2005(a)
Net income, as reported	$68.5	$85.7	$72.9
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	1.1	6.7
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9.0)	(9.0)	(16.5)

Pro forma net income	59.5	77.8	63.1
Interest on Convertible Notes, net of taxes	7.8	7.3	—

Diluted pro forma net income	$67.3	$85.1	$63.1

Denominator for basic earnings per share – weighted average shares	37.2	37.0	50.1
Effect of dilutive securities:
Employee stock benefit plans	0.8	0.8	0.9
Convertible Notes	5.3	5.0	—

Denominator for diluted earnings per share – adjusted weighted average shares	43.3	42.8	51.0

Earnings per share:
Basic – as reported	$1.84	$2.31	$1.45

Basic – pro forma	$1.60	$2.10	$1.26

Diluted – as reported	$1.76	$2.17	$1.43

Diluted – pro forma	$1.56	$1.99	$1.24

(a)	The impact of 2.2 million potential weighted average shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share and pro forma diluted earnings per share because the effect would have been anti-dilutive.
     The per share weighted-average fair value of stock options granted during 2003, 2004 and 2005 was $8.02, $12.66 and $19.62, respectively, on the date of grant using a Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2003	2004	2005
Risk free interest rate	1.90%	2.23%	3.79%
Expected life, in years	3.0	3.0	4.0
Expected volatility	53.0%	53.1%	54.7%
     The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate. Other option valuation models may produce significantly different fair values of the Company’s employee stock options.
     All outstanding stock options except for 28,500 stock options granted in December 2004, and all of the outstanding nonvested stock awards on April 15, 2005 became fully vested as a result of the Province Business Combination and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the year ended December 31, 2005 as a result of the accelerated vesting of stock options was $4.9 million. This estimate is based on using a Black-Scholes-Merton option pricing model. In addition, all outstanding stock options became options to purchase Company Common Stock (rather than Historic LifePoint Common Stock); and all outstanding stock awards were converted into Company Common Stock (rather than Historic LifePoint Common Stock). As a results of this change in control vesting, the Company recognized $4.0 million of compensation expense related to the vesting on the nonvested stock awards, which is reflected as transaction costs in the Company’s consolidated statement of operations during the year ended December 31, 2005.
     Unearned compensation related to the nonvested stock awarded subsequent to the Province Business Combination is being amortized on a straight-line basis in the consolidated statements of operations over the vesting periods of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $6.7 million for the year ended December 31, 2005.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company has adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. The impact of adoption of SFAS No. 123R is estimated to increase the Company’s salaries and benefits expense by approximately $7.6 million, or $0.08 per diluted share, for the year ended December 31, 2006. The Company is estimating that its total stock-based compensation expense, which includes stock options and nonvested stock awards, will be approximately $20.6 million, or $0.22 per diluted share, for the year ended December 31, 2006. This estimate may materially change because it will depend on, among other things, levels of share-based payments granted, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility and employee stock option exercise behaviors and the related tax impact. Had the Company adopted SFAs No, 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAs No. 123 as described in the above “Stock-based Compensation” disclosure of pro forma net income and earnings per share.
Earnings Per Share
     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes and restricted shares, adjusted for the shares issued to the LifePoint Employee Stock Ownership Plan (the “ESOP”). As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator, net income, is adjusted for interest expense related to the Convertible Notes, which is discussed further in Note 6.
Use of Estimates
     The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications, primarily for the Company’s discontinued operations as described in Note 3, have no impact on its total assets, liabilities, stockholders’ equity, net income or cash flows.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s results of operations or financial condition.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s results of operations or financial condition.
     In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). It served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example and another one in FSP FIN 45-3 are similar to certain of the Company’s physician recruiting commitments, the Company believes it falls under the accounting guidance of the interpretation.
     FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. For periods before January 1, 2006, the Company expensed the advances as they were paid to the physicians, which was typically over a period of one year. However, under FSP FIN 45-3, the Company will expense the advances paid to physicians over the period of the physician recruiting agreement, which is typically five years. Therefore, the Company estimates that the adoption of FSP FIN 45-3 will lower its physician recruiting expenses that are reported in the consolidated statement of operations by approximately $18.8 million, or $0.20 per diluted share, for the year ended December 31, 2006. In accordance with FSP FIN 45-3, the Company makes certain disclosures on its outstanding physician minimum revenue guarantees issued prior to adoption, as disclosed in Note 8.
Note 2. Acquisitions
Business Combination with Province Healthcare Company
     On April 15, 2005 (the “Effective Date”), pursuant to the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint Hospitals, Inc. (formerly LifePoint Hospitals, Inc.) (“Historic LifePoint”), the Company, Lakers Acquisition Corp. (“LifePoint Merger Sub”), Pacers Acquisition Corp. (“Province Merger Sub”) and Province Healthcare Company (“Province”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, and Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005 (as amended, the “Merger Agreement”), the Company acquired all of the outstanding capital stock of each of Historic LifePoint and Province through the merger of LifePoint Merger Sub with and into Historic LifePoint, with Historic LifePoint continuing as the surviving corporation of such merger (the “LifePoint Merger”), and the merger of Province Merger Sub with and into Province, with Province continuing as the surviving corporation of such merger, (the “Province Merger,” and together with the LifePoint Merger, the “Province Business Combination”). As a result of the Province Business Combination, each of Historic LifePoint and Province is now a wholly owned subsidiary of the Company.
     Pursuant to the Merger Agreement, on the Effective Date, the shares of Common Stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock. The Company issued 15.0 million shares of its common stock and $586.3 million of cash to the existing stockholders and option holders of Province.
     As a result of the Province Business Combination, the Company became the successor issuer to Historic LifePoint under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and succeeded to Historic LifePoint’s reporting obligations thereunder. Pursuant to Rule 12g-3(c) promulgated under the Exchange Act, the outstanding shares of Company Common Stock, together with the associated rights to purchase preferred stock issued pursuant to the Rights Agreement, dated as of April 15, 2005 (as it may be amended and supplemented from time to time, the “Rights Agreement”), between the Company and National City Bank, as Rights Agent, are deemed to be registered under paragraph (g) of Section 12 of the Exchange Act. As a result of the Province Business Combination, the Company retired the Historic LifePoint treasury stock of $28.9 million as of April 15, 2005.
     In connection with the closing of the Province Business Combination, shares of Historic LifePoint Common Stock, which had been listed and traded on the Nasdaq National Market under the ticker symbol “LPNT,” ceased to be listed and traded on the Nasdaq National Market. However, shares of Company Common Stock are now listed and traded on the Nasdaq National Market under the ticker symbol “LPNT.”
     The Company believes that the Province Business Combination provides and will continue to provide efficiencies and enhance LifePoint’s ability to compete effectively in complementary markets. As a result of the Province Business Combination, the Company is more geographically and financially diversified in its asset base. The Company believes that it has greater resources and increased opportunities for growth and margin expansion. The results of operations of Province are included in LifePoint’s results of operations beginning April 16, 2005.
     Based on $42.79, the 20-day weighted average Historic LifePoint stock price as of April 12, 2005, and the number of shares of Province Common Stock outstanding on such date, LifePoint issued an aggregate of 15.0 million shares of its Common Stock to Province stockholders and paid Province stockholders an aggregate of $586.3 million in cash, pursuant to the terms of the Merger Agreement.
     The total purchase price of the Province Business Combination was as follows (in millions):

Fair value of LifePoint Common Stock issued	$596.0
Cash	586.3
Fair value of assumed Province debt obligations	511.6
Severance and Province stock option costs	73.8
Direct transaction costs	29.9

$1,797.6

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
     The purchase price allocation for the Province Business Combination has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company has engaged a third-party valuation firm to complete a valuation of all acquired assets and assumed liabilities of the Province Business

Combination. Once the valuation study is completed, the Company will adjust the purchase price allocation to reflect the final values.
     The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable, net	$122.1
Inventories	20.9
Prepaid expenses	4.6
Other current assets	15.5
Property and equipment	620.1
Deferred loan costs	10.7
Other long-term assets	0.6
Goodwill	1,176.4

Total assets acquired, excluding cash	1,970.9

Accounts payable	35.6
Accrued salaries	28.1
Other current liabilities	31.6
Long-term debt	511.6
Deferred income taxes	47.5
Professional and general liability claims and other liabilities	25.6
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	682.0

Net assets acquired	$1,288.9

     A significant amount of the goodwill will not be deductible for income tax purposes due to the structure of the Province Business Combination. In connection with the Province Business Combination, the Company recognized a pretax charge for transaction costs of $43.2 million in the year ended December 31, 2005, which comprised of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	7.3
Retention bonuses paid to former Province employees	4.2
Compensation expense, primarily restricted stock vesting from change in control	5.3

$43.2

     The adjustment to acquired accounts receivable reflects the impact of conforming Province’s accounting treatment regarding the estimation of the net realizable value of accounts receivable to the Company’s accounting policy. The adjustment to assumed liabilities primarily represents the results of the Company’s third-party actuarial valuations of professional and general liability claims assumed in the Province Business Combination. In addition, the Company expensed as transaction costs the bonus amounts paid to retain employees from Province that are employed by the Company and compensation expense primarily related to the change-of-control vesting of the Company’s non-vested stock grants at April 15, 2005.
     Subsequent to the Province Business Combination, the Company committed to a disposal plan related to three of the hospitals acquired from Province as further discussed in Note 3.
Other 2005 Acquisitions
     On June 1, 2005, the Company completed its agreement with the Wythe County Community Hospital (“WCCH”) Board of Directors to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The lease was finalized with a payment of $49.8 million, including working capital, to WCCH. Estimated goodwill totaled $17.8 million, all of which is expected to be deductible for tax purposes.
     Effective July 1, 2005, the Company acquired 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $229.3 million, including working capital (the “Danville Acquisition”). Estimated goodwill totaled $118.6 million, all of which is expected to be deductible for tax purposes.
     The acquisitions of WCCH and DRMC (the “2005 Acquisitions”) were accounted for using the purchase method of accounting. The purchase prices of the 2005 Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective preliminary fair values and are subject to change during the twelve month period subsequent to their acquisition dates. The estimated purchase price allocations for DRMC and WCCH are pending final appraisals and are subject to settling amounts related to purchased working capital. The operating results of the 2005 Acquisitions have been included in the accompanying consolidated statements of operations from the date of each respective acquisition.
Acquisition – 2004
     Effective July 1, 2004, the Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana from Universal Health Services, Inc. for approximately $24.8 million in cash, including certain working capital and direct acquisition costs. The Company borrowed from its revolving credit facility and paid the purchase price for this acquisition on June 30, 2004. The hospital is located approximately 30 miles west of New Orleans, Louisiana and is the only hospital located in St. John the Baptist Parish. Goodwill totaled approximately $5.7 million, all of which is expected to be deductible for tax purposes.
Acquisition – 2003
     Effective October 1, 2003, the Company acquired Spring View Hospital, a 75-bed acute care hospital located in Lebanon, Kentucky. The acquisition also included 38-bed Spring View Nursing Home and Spring View Pediatrics. The consideration for this acquisition was $15.9 million, which consisted of $15.5 million in cash paid at the closing and a $0.4 million net working capital settlement paid in 2004. The Company used its available cash to pay for this acquisition. Goodwill totaled approximately $5.8 million, all of which is expected to be deductible for tax purposes. Intangible assets of $0.6 million relate to the certificates of need issued by the Commonwealth of Kentucky for Spring View Hospital and Spring View Nursing Home. See Note 4 for a discussion of these intangible assets.
Allocations of Purchase Price
     The above acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operating results of the above facilities have been included in the accompanying consolidated statements of operations from the date of each respective facility’s acquisition. The following table summarizes the allocations of the aggregate purchase price of the Company’s acquisitions, excluding the Province Business Combination, including assumed liabilities and direct transaction costs for the years ended December 31, 2003, 2004 and 2005 (in millions):

	2003	2004	2005
Fair value of assets acquired, excluding cash:
Accounts receivable, net	$—	$0.2	$31.9
Other current assets	0.5	1.3	10.5
Property and equipment	10.0	19.7	117.7
Intangible assets	0.6	—	0.2
Other assets	—	—	2.5
Goodwill	5.8	5.8	137.8

	16.9	27.0	300.6

Liabilities assumed	—	(0.4)	(19.1)

Net assets acquired	$16.9	$26.6	$281.5

Unaudited Pro Forma Results of Operations
     The following unaudited pro forma results of operations of the Company for the years ended December 31, 2004 and 2005, assume that the Province Business Combination occurred at the beginning of each of the periods presented. The pro forma amounts include certain adjustments, including interest expense and taxes. As a result of the Province Business Combination, the Company recognized non-recurring pre-tax charge for transaction costs of $43.2 million. The Company also recognized non-recurring pre-tax charges for debt retirement costs of $1.5 million and $12.2 million for the years ended December 31, 2004 and 2005, respectively. These non-recurring charges are reflected in the following unaudited pro forma results operations for the years ended December 31, 2004 and 2005. In addition, the pro forma amounts include adjustments that give effect to the pro forma operations of DRMC, WCCH, Las Cruces Medical Center and River Parishes Hospital as if they were all acquired on January 1, 2004. Province acquired Las Cruces Medical Center effective June 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in millions, except per share amounts):

	Years Ended
	December 31,
	2004	2005
Revenues	$2,105.6	$2,241.5
Income from continuing operations	139.8	105.5
Net income	135.5	97.6
Earnings per share:
Basic:
Income from continuing operations	$2.68	$1.94
Net income	$2.60	$1.79
Diluted:
Income from continuing operations	$2.55	$1.89
Net income	$2.48	$1.75
Pending Acquisition
     On July 14, 2005, the Company announced the signing of a definitive agreement to purchase five hospitals in Virginia and West Virginia from HCA Inc. (“HCA”) for approximately $285.0 million, plus working capital and other adjustments estimated to be $45.0 million. The Company expects to complete the transaction in the first quarter of 2006 subject to customary regulatory approvals.
     The five facilities to be purchased from HCA are:

Facility	Number of Beds
Clinch Valley Medical Center, Richlands, VA	200
St. Joseph’s Hospital, Parkersburg, WV	325
Saint Francis Hospital, Charleston, WV	155
Raleigh General Hospital, Beckley, WV	369
Putnam General Hospital, Hurricane, WV	68
Note 3. Discontinued Operations
     During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination. These three hospitals are Medical Center of Southern Indiana located in Charlestown, Indiana, Ashland Regional Medical Center located in Ashland, Pennsylvania, and Palo Verde Hospital located in Blythe, California. The Company divested Palo Verde Hospital on January 1, 2006 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. The Company

entered into an Asset Purchase Agreement for the sale of both Medical Center of Southern Indiana and Ashland Regional Medical Center and the Company’s management expects to complete this disposal in the first half of 2006.
     The Company has designated these three hospitals acquired in the Province Business Combination as discontinued operations, consistent with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, of these three hospitals are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144. In connection with the disposal of Palo Verde Hospital, the Company recognized an impairment charge of $5.8 million, net of taxes, or $0.11 loss per diluted share, in discontinued operations in the year ended December 31, 2005. The impairment charge relates to the assets of Palo Verde Hospital disposed of by the Company for which it will receive no consideration. The following table sets forth the components of the impairment charge (in millions):

Impairment
Charge
Current assets	$4.2
Property and equipment	1.7
Goodwill	3.0

8.9
Income tax benefit	(3.1)

$5.8

     The assets of the facilities to be sold are reported as assets held for sale in the accompanying consolidated balance sheets and are comprised of primarily property and equipment. The Company has allocated $0.4 million of interest expense to discontinued operations for the year ended December 31, 2005. The Company has calculated the allocation of interest based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt.
     During the third quarter of 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital (“Bartow”) located in Bartow, Florida. On March 31, 2005, the Company sold Bartow to Health Management Associates, Inc. The Company recognized a net loss on the sale of Bartow of approximately $0.7 million in 2005, most of which relates to tax expense attributable to non-deductible goodwill originating from the tax basis of assets received at the spin-off of LifePoint from HCA in 1999.
     The results of operations, net of taxes, and the carrying value of the assets of Bartow that were sold have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.
     The revenues and loss before income taxes of discontinued operations for the years ended December 31, 2003, 2004 and 2005 were as follows (in millions):

	2003	2004	2005
Revenues	$31.5	$32.8	$48.1
Loss before income taxes	(2.5)	(1.8)	(0.7)

Note 4. Goodwill and Intangible Assets
     The Company performed its annual impairment tests as of October 1, 2003, 2004 and 2005 and did not incur an impairment charge. The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 (in millions):

Balance at December 31, 2003	$138.6
Purchase price allocations for acquisitions in 2004	5.8

Balance at December 31, 2004	144.4
Purchase price allocation for Province Business Combination	1,176.4
Purchase price allocations for other acquisitions in 2005	137.8
Impairment recognized in discontinued operations	(3.0)

Balance at December 31, 2005	$1,455.6

     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total
Certificates of need:
2005	$1.4	$—	$1.4
2004	1.1	—	1.1

Non-competition agreements:
2005	$5.9	$3.1	$2.8
2004	4.0	1.8	2.2

Total intangible assets:
2005	$7.3	$3.1	$4.2
2004	5.1	1.8	3.3
     Certificates of need are issued by certain state governments to the hospitals owned by the Company. An independent appraiser valued each certificate of need when the Company acquired a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized. The non-competition agreements are amortized on a straight-line basis over the term of the agreements. Amortization expense for the non-competition agreements were as follows for the years ended December 31, 2003, 2004 and 2005 (in millions):

	2003	2004	2005
Amortization expense	$0.7	$0.8	$1.3

     Total estimated amortization expense for the Company’s intangible assets for the next five years are as follows (in millions):

Amount
2006	$1.5
2007	0.9
2008	0.1
2009	0.1
2010	0.1

Note 5. Income Taxes
     The provision for income taxes for the years ended December 31, 2003, 2004 and 2005 consists of the following (in millions):

	2003	2004	2005
Current:
Federal	$34.2	$48.6	$53.2
State	2.8	2.4	7.0

	37.0	51.0	60.2

Deferred:
Federal	9.7	3.7	(1.3)
State	(1.3)	2.0	(2.8)

	8.4	5.7	(4.1)

Increase (decrease) in valuation allowance	0.5	(0.7)	2.3

Total	$45.9	$56.0	$58.4

     The increases in the valuation allowance in 2003 and 2005 were primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. The decrease in the valuation allowance in 2004 was primarily the result of utilization of previously reserved state net operating loss carryforwards. Various subsidiaries have state net operating loss carryforwards in the aggregate of approximately $184.2 million (primarily in the states of Alabama, Florida, Tennessee and West Virginia) with expiration dates through the year 2025.
     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31, 2003, 2004 and 2005 follows:

	2003	2004	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	2.7	3.0
ESOP expense	1.2	1.5	2.2
Valuation allowance	0.5	(0.3)	1.1
Other items, net	0.5	0.3	1.0

Effective income tax rate	39.6%	39.2%	42.3%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in millions):

	2004	2005
Deferred income tax liabilities:
Depreciation and amortization	$(62.4)	$(151.0)
Prepaid expenses	(4.2)	(6.2)
Other	(11.7)	(13.9)

Total deferred income tax liabilities	(78.3)	(171.1)

Deferred income tax assets:
Provision for doubtful accounts	19.5	38.2
Employee compensation	12.7	16.9
Professional liability claims	10.9	21.5
Other	8.6	20.4

Total deferred income tax assets	51.7	97.0

Valuation allowance	(3.4)	(5.7)

Net deferred income tax assets	48.3	91.3

Net deferred income tax liabilities	$(30.0)	$(79.8)

     The balance sheet classification of deferred income tax assets (liabilities) at December 31 was as follows (in millions):

	2004	2005
Current	$17.9	$44.2
Long-term	(47.9)	(124.0)

Total	$(30.0)	$(79.8)

     The Company’s income taxes receivable (payable) balance was $7.5 million and $(13.7) million at December 31, 2004 and 2005, respectively. The tax benefits associated with the Company’s employee stock plans were $2.3 million, $6.2 million and $8.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carryforwards by $8.9 million in 2005.
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
     HCA and the Company entered into a tax sharing and indemnification agreement as part of the 1999 spin-off transaction. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the 1999 spin-off transaction. In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the 1999 spin-off transaction and HCA and the Company will each be responsible for its own tax liabilities for periods after the 1999 spin-off transaction.

     The tax sharing and indemnification agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company, except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the 1999 spin-off transaction and are adjusted as a result of final tax settlements after the 1999 spin-off transaction. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company, as appropriate.
Note 6. Long-Term Debt
     Long-term debt consists of the following at December 31, 2004 and 2005 (in millions):

	2004	2005
Senior Borrowings:
Credit Agreement:
Term B Loans	$—	$1,281.9
Revolving Credit Loans	—	—

Senior Credit Borrowings	—	1,281.9

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	—	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	—	0.1
3 1/4% Convertible Senior Subordinated Debentures, due 2025	—	225.0
LifePoint 4 1/2% Subordinated Convertible Notes, due 2009	221.0	—

	221.0	231.2
Capital leases	—	3.2

Total long-term debt	221.0	1,516.3
Less: Current portion	—	0.5

	$221.0	$1,515.8

     Maturities of the Company’s long-term debt at December 31, 2005 were as follows (in millions):

2006	$0.5
2007	0.5
2008	0.5
2009	0.3
2010	0.3
Thereafter	1,514.2

$1,516.3

New Senior Secured Credit Facilities
     On April 15, 2005, in connection with the Province Business Combination, the Company entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provided that the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by the Company’s subsidiaries with certain limited exceptions. On August 23, 2005, the Company exercised its right under the Credit Agreement in connection with additional tranches of Term B Loans by borrowing $150.0 million in the form of the incremental Term B loans (the “Incremental Term B Loans”). Under the terms of the Credit Agreement, Term B Loans available for borrowing were $250.0 million as of December 31, 2005.
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
     In connection with the Province Business Combination, the Company made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of December 31, 2005, the applicable annual interest rate under the Term B Loans was approximately 6.19%. The six month Adjusted LIBOR was 4.56% at December 31, 2005. The weighted average applicable annual interest rate since April 15, 2005 under the Term B Loans was approximately 5.29%.
     The Term B Loans outstanding principal balances were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, the Company made early installment payments under the Term B Loans totaling $118.1 million during the year ended December 31, 2005. These installment payments extinguished the Company’s required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,281.9 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.
     The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.25:1.00 for the period ending on December 31, 2005 and 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of revenues for periods ending December 31, 2005 and 2006, and cannot exceed 10% thereafter.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2005
Minimum Interest Coverage Ratio	≥ 3.25:1.00	5.61
Maximum Total Leverage Coverage Ratio	≤ 4.75:1.00	3.43
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with the Company’s affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.
     On June 30, 2005, in connection with the Danville Acquisition, the Company borrowed $150.0 million in the form of Revolving Loans. On August 23, 2005, the Company executed an Incremental Facility Amendment borrowing $150.0 million under the Incremental Term Loan, the proceeds of which were used to pay the $150.0 million borrowed under the Revolving Loans.
     On October 14, 2005, the Company entered into an amendment to the Credit Agreement. The amendment provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300.0 million to $600.0 million and certain other amendments and clarifications.

     As of December 31, 2005, the Company had $23.6 million in letters of credit outstanding under the revolving loans. Of the $23.6 million in letters of credit outstanding as of December 31, 2005, $23.5 million was related to self-insured retention level of its general and professional liability insurance and worker’s compensation programs as security for payment of claims and $0.1 million was related to certain utility companies. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $276.4 million as of December 31, 2005. Interest expense related to commitments available for borrowing was $0.9 million for the year ended December 31, 2005.
     The Company’s Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in its credit rating. However, a downgrade in the Company’s credit rating could adversely affect its ability to obtain other capital sources in the future and could increase its costs of borrowings.
Senior Subordinated Credit Agreement
     On June 15, 2005, the Company entered into a $192.0 million Senior Subordinated Credit Agreement with CITI. The net proceeds of the borrowings were used to pay the redemption price, plus accrued and unpaid interest of $190.2 million for the extinguishment of LifePoint’s 4 1/2% Convertible Subordinated Notes due June 1, 2009.
     The Company repaid the Senior Subordinated Credit Agreement on August 4, 2005 in connection with the issuance of 3 1/4% Convertible Senior Subordinated Debentures due August 10, 2025. The Company cannot borrow further amounts under this credit agreement. The Company incurred a charge to debt retirement costs of $2.1 million related to the deferred loan costs during the year ended December 31, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.
Previous Credit Facilities
     In connection with the Province Business Combination, the Company repaid the $27.0 million outstanding principal balance under the Province senior credit facility. At the time of the Province Business Combination, the Company had no amounts outstanding under its prior senior credit facility.
Province 7 1/2% Senior Subordinated Notes
     In connection with the Province Business Combination, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013 (the “7 1/2 Notes”) was purchased and subsequently retired. The fair value assigned to the 7 1/2% Notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% Notes in connection with Province’s consent solicitation with respect to such 7 1/2% Notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% Notes that were not tendered pursuant to such tender offer.
     The remaining $6.1 million outstanding principal amount of 7 1/2% Notes bears interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. The Company may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
Province 4 1/4% Convertible Subordinated Notes
     In connection with the Province Business Combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the 4 1/4% Convertible Subordinated Notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.
Province 4 1/2% Convertible Subordinated Notes
     In connection with the Province Business Combination, Province redeemed all of the $76.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of its principal amount, plus accrued and unpaid interest to, but excluding, May 16, 2005, the redemption date.
Historic LifePoint’s 4 1/2% Convertible Subordinated Notes
     Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date which was June 15, 2005. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of the Company’s Common Stock at a conversion price of $47.36. The closing market price of the Company’s Common Stock on the date of redemption was $48.74.
     Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, elected to convert their notes into an aggregate of 757,482 shares of the Company’s Common Stock. Approximately $185.1 million in aggregate principal amount of the 4 1/2% Convertible Subordinated Notes due June 1, 2009, was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred finance costs of $3.1 million, bond premium of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the year ended December 31, 2005. Deferred finance costs of $0.7 million were subtracted from the $35.9 million of principal converted and included in stockholders’ equity as part of the conversion to equity.
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, the Company sold $225.0 million of its 3 1/4% Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay the indebtedness under the Senior Subordinated Credit Agreement, described above, and for working capital and general corporate purposes. The 3 1/4% Debentures bears interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
     The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods, (2) if the trading price of the 3 1/4% Debentures has been called for redemption, or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of its common stock, as defined in the indenture governing the securities (“the conversion value”) and (ii) if the conversion value is greater than the principal return, an amount in shares of its common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness the Company may incur in the future. In certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible because of the Credit Agreement and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.
     The conversion rate is initially 16.3345 shares of the Company’s common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock. Since the principal portion of the 3 1/4% Debentures is payable only in cash and the Company’s common stock price during the year ended December 31, 2005 was trading below the conversion price of $61.22 per share of the Company’s common stock, there are no potential common shares related to the 3 1/4% Debentures included in the Company’s earnings per share calculations.
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
Note 7. Stockholders’ Equity
Preferred Stock
     The Company’s certificate of incorporation provides up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $.01 per share. The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the Board of Directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.
Preferred Stock Purchase Rights
     Pursuant to the Company’s stockholders’ rights plan, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A preferred stock at a price of $35 per one one-thousandth of a share, subject to adjustment.
     Each share of Series A preferred stock will be entitled, when, as and if declared, to a preferential quarterly dividend payment in an amount equal to the greater of $10 or 1,000 times the aggregate of all dividends declared per share of common stock. In the event of liquidation, dissolution or winding up, the holders of Series A preferred stock will be entitled to a minimum preferential liquidation payment equal to $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions on the stock, whether or not declared, to the date of such payment, but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. The rights are not exercisable until the rights distribution date as defined in the stockholders’ rights plan. The rights will expire on May 7, 2009, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged.
     The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not determined by the board of directors to be in the best interests of all stockholders. The rights should not interfere with any merger or other business combination approved by the board of directors.
Common Stock
     Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to our common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreement imposes restrictions on its ability to pay dividends.
Share Repurchase Program
     In April 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable it to take advantage of opportunistic market conditions. This stock repurchase program was publicly announced on April 28, 2003. The Company was not obligated to repurchase any specific number of shares under the program. The program expired on October 28, 2004. The Company repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Certain of these shares were designated by the Company as treasury stock. The Company retired 863,600 of its 2,062,400 treasury shares during 2003 at a cost of $16.8 million, leaving 1,198,800 shares in treasury at a cost of $28.9 million as of December 31, 2004. During 2005, in connection with the Province Business Combination, the Company’s remaining treasury stock was retired.
     The following table summarizes the Company’s share repurchase activity, all of which occurred during 2003, by month:

			Total Number
			of Shares
			Purchased as
			Part of a
	Total Number	Average	Publicly
	of Shares	Price Paid	Announced
Period	Purchased	per Share	Program
May 2003	863,600	$19.43	863,600
June 2003	10,200	19.70	10,200
September 2003	450,000	24.31	450,000
October 2003	738,600	23.92	738,600

Total	2,062,400	$22.10	2,062,400

ESOP Compensation
     In connection with the 1999 spin-off transaction, the Company established the ESOP, a defined contribution retirement plan, which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company’s common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which is being repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company’s stock acquired by the ESOP is held in a suspense account and is being allocated to participants at book value from the suspense account as the loan is repaid over a 10-year period.
     The loan to the ESOP is recorded as unearned ESOP compensation in the accompanying consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Shares are deemed to be committed to be released ratably during each period as the employees perform services. Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). As the shares are committed to be released, the shares become outstanding for earnings per share calculations.
     During 2005, the Company changed its ESOP expense calculation to 2.5% of salaries and wages expense. Prior to 2005, ESOP expense was recognized using the average market price of the Company’s common stock released to participants in the ESOP. Subsequent to the Province Business Combination and the 2005 Acquisitions, the Company determined that the fixed number of shares it historically released to ESOP participants was not adequate to provide the appropriate employee benefit to its increased number of employees. Therefore, the Company increased the ESOP expense and began funding a portion of the expense in cash during the year ended December 31, 2005. The Company contributed approximately $3.2 million to the ESOP during the year ended December 31, 2005.

     The ESOP expense was $6.9 million, $9.4 million and $14.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. There was an additional $0.4 million ESOP expense allocated to discontinued operations for the year ended December 31, 2005. The ESOP expense tax deduction attributable to released shares is fixed at $3.2 million per year. The fair value of unreleased shares was $31.5 million at December 31, 2005.
     The ESOP shares as of December 31, 2005 were as follows:

Allocated shares	1,861,783
Shares committed to be released	95,921
Unreleased shares	839,015

Total ESOP shares	2,796,719

Management Stock Purchase Plan
     The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a discount through payroll deductions over six month intervals. Shares of the Company’s common stock reserved for this plan were 250,000 at December 31, 2005. Such shares are subject to a three-year cliff-vesting period. All of the outstanding unvested shares of MSPP restricted stock as of April 15, 2005 fully vested as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory tax withholding purposes. The Company redeemed 17,669, 3,760 and 21,084 shares upon vesting of the MSPP restricted stock during 2003, 2004 and 2005, respectively. There were no redemptions during 2002 because the MSPP shares vested beginning in 2003. Presented below is a summary of activity under the MSPP for 2003, 2004 and 2005:

Shares Available
for Issuance
December 31, 2002	161,700
Forfeitures	15,051
Issuances	(32,217)

December 31, 2003	144,534
Forfeitures	7,704
Issuances	(25,932)

December 31, 2004	126,306
Forfeitures	857
Issuances	(22,037)

December 31, 2005	105,126

Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (“ESPP”) provides an opportunity for substantially all employees to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. The Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock available for issuance from 100,000 to 300,000 in May 2003. The Company’s Board of Directors approved a change in the ESPP to increase the purchase price to 95% of the closing price of the Company’s Common Stock on the last day of the six-month interval. This change is effective January 1, 2006. Presented below is a summary of activity under the ESPP for 2003, 2004 and 2005:

Shares Available
for Issuance
December 31, 2002	60,110
Additional allocation	200,000
Issuances	(70,787)

December 31, 2003	189,323
Issuances	(27,924)

December 31, 2004	161,399
Issuances	(53,422)

December 31, 2005	107,977

Stock Options
     1998 Long-Term Incentive Plan
     The Company’s 1998 Long-Term Incentive Plan, as amended, authorizes 13,625,000 shares of the Company’s common stock for issuance as of December 31, 2005. In June 2005, the Company’s stockholders approved an amendment to the 1998 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance from 11,625,000 to 13,625,000. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. Options to purchase 1,066,850, 906,300 and 785,813 shares were granted to the Company’s employees during the years ended December 31, 2003, 2004 and 2005, respectively, under this plan with an exercise price equal to the fair market value on the date of grant. These options become exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire 10 years from the date of grant.
     The Company granted 175,000 and 880,451 shares of nonvested stock awards to certain key employees under the Company’s 1998 Long-Term Incentive Plan during the years ended December 31, 2004 and 2005, respectively. The 2004 nonvested stock awards originally had a vesting period three years from the grant date and contained no vesting requirements other than continued employment of the executive. Of the total nonvested stock awards granted during 2005, 303,128 will vest three years from the date of grant, and 577,323 will vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The weighted-average fair market values at the date of grant of the 2004 and 2005 nonvested stock awards were $33.17 and $42.54, respectively, per share and were recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of operations over the vesting periods of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $1.7 million and $6.3 million for the years ended December 31, 2004 and 2005, respectively.
     As of April 15, 2005, all of the outstanding options, except for those granted in December 2004, and all of the outstanding nonvested stock awards under the 1998 Long-Term Incentive Plan were fully vested as a result of the Province Business Combination, as further discussed in Note 1.
     Outside Directors Stock and Incentive Plan
     The Company also has an Outside Directors Stock and Incentive Plan (“ODSIP”) for which 375,000 shares of the Company’s common stock have been reserved for issuance. In June 2004, the Company’s stockholders approved an amendment to the ODSIP to increase the number of shares of common stock available for issuance from 175,000 to 375,000. The Company granted 30,000 options under this plan to non-employee directors during the years ended December 31, 2003. There were no options granted under this plan during either 2004 or 2005. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.
     The ODSIP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit award represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the board of directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award.
     During 2004 and 2005, the Company granted 21,000 and 31,500 shares, respectively, of nonvested stock awards to its outside directors under the ODSIP. These nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued service of the director. The weighted-average fair market values at the date of grant of the 2004 and 2005 nonvested stock awards were $37.86 and $48.78, respectively, and were recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of operations over the three-year vesting period of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $0.2 million and $0.4 million for the years ended December 31, 2004 and 2005, respectively.
     As of April 15, 2005, all outstanding options and nonvested stock awards under the ODSIP were fully vested as a result of the Province Business Combination, as further discussed in Note 1.

Summary
     Presented below is a summary of stock benefit activity for 2003, 2004 and 2005:

						Deferred
		Stock Options		Nonvested Stock		Stock Units
		Outstanding		Outstanding		Outstanding
			Weighted		Weighted
	Shares		Average		Average
	Available	Number	Exercise	Number of	Grant Date	Number of
	for Grant	of Shares	Price	Shares	Price	Shares

December 31, 2002	3,338,744	4,016,419	$23.81	—	$—	7,876
Stock option grants	(1,066,850)	1,066,850	21.60	—	—	—
Deferred stock unit grants	(3,076)	—	N/A	—	—	3,076
Deferred stock units vested	—	—	N/A	—	—	(1,474)
Stock option exercises	—	(333,006)	11.20	—	—	—
Stock option cancellations	356,821	(356,821)	27.75	—	—	—
Adjustments	14,813	—	—	—	—	—

December 31, 2003	2,640,452	4,393,442	23.91	—	—	9,478
Increases in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	27.43	186,000	33.70	10,310
Increases in shares available (approved by stockholders)	2,000,000	—	N/A	—	—	—
Stock option grants	(785,813)	785,813	42.65	—	—	—
Deferred stock unit grants	(2,076)	—	N/A	—	—	2,076
Deferred stock units vested	—	—	N/A	—	—	(1,230)
Nonvested stock grants	(911,951)	—	N/A	911,951	42.76	—
Stock option exercises	—	(1,515,080)	28.72	—	—	—
Stock option cancellations	69,740	(69,740)	40.02	—	—	—
Change of control vesting	—	—	—	(186,000)	33.67	—
Nonvested stock cancellations	45,582	—	—	(45,582)	42.80	—

December 31, 2005	4,326,784	3,560,574	$33.67	866,369	$41.28	11,156

     The following table summarizes information regarding the Company’s stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Exercisable Stock Options
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
	Number of	Contractual	Exercise	Number of	Average
Range of Exercise Prices	Shares	Life	Price	Shares	Exercise Price

$0.07 to $10.81	731,023	3.99	$10.33	731,023	$10.33
$15.64 to $17.44	22,535	2.48	17.24	22,535	17.24
$18.38 to $29.56	553,446	7.72	22.06	553,446	22.06
$31.05 to $33.17	619,183	8.03	32.58	619,183	32.58
$35.35 to $50.55	1,634,387	8.15	40.66	958,724	38.93

Total	3,560,574	7.17	30.00	2,884,911	26.80

Note 8. Commitments and Contingencies
Americans with Disabilities Act Claim
     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2005, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. To date, the District Court approved the settlement agreements between the parties relating to ten of the Company’s facilities. The Company is moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company currently anticipates that the costs associated with modifying three of these facilities will be approximately $1.0 million. The Company currently does not have an estimate of its anticipated costs for modifications at the remaining seven facilities.
     At this time, studies have not been undertaken with respect to over half of the Company’s hospitals, including the hospitals it acquired during the year ended December 31, 2005. When surveyed, the Company may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and its financial position and results of operations could be adversely affected as a result. Alternatively, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to private litigants.
Corporate Integrity Agreement
     In December 2000, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement, which was amended four times since 2000, expired on December 31, 2005. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties. The Company’s final report under the corporate integrity agreement is due May 31, 2006.
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
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance a maximum amount of approximately

$40.0 million at December 31, 2005. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $16.0 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.
Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $78.4 million in uncompleted projects as of December 31, 2005, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2005, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $118.7 million.
     Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $11.3 million for capital expenditures and improvements before July 1, 2008.
     The Company currently leases a 45-bed hospital in Ennis, Texas. The City of Ennis has approved the construction of a new facility to replace Ennis Regional Medical Center at an estimated cost of $35.0 million. The City of Ennis has agreed to fund $15.0 million of this cost. The project calls for the Company to fund the difference in exchange for a 40 year prepaid lease. The Company anticipates that construction will begin during the first quarter of 2006 and the replacement facility will be completed in the first quarter of 2007.
     The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013.
     In 2004, Province began construction of a 52-bed replacement facility for its existing 72-bed facility in Eunice, Louisiana. Construction of the Eunice replacement facility is anticipated to be completed in the first quarter of 2006 with an estimated remaining cost to complete of $9.3 million as of December 31, 2005.
     There are required annual capital expenditure commitments in connection with several of the former Province facilities. In accordance with the purchase agreements for the Las Cruces, New Mexico and Los Alamos, New Mexico facilities, the Company is obligated to make on going annual expenditures based on a percentage of net revenues. In addition, these facilities have certain one time commitments for renovations that have begun during 2005. The one time projects are expected to be completed during 2006 and have an estimated remaining cost to complete of approximately $7.9 million.
     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $15.8 million of the required capital improvements as of December 31, 2005.
Acquisitions
     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies, including the former Province hospitals, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company was not indemnified by Province.
Leases
     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13 “Accounting for Leases” have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2003, 2004 and 2005 was $8.4 million, $9.5 million and $18.1 million, respectively.
     Future minimum lease payments at December 31, 2005, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2006	$13.3	$0.7	$14.0

2007	10.4	0.7	11.1
2008	8.4	0.6	9.0
2009	6.9	0.5	7.4
2010	5.0	0.4	5.4
2011 and thereafter	22.7	1.3	24.0

	$66.7	4.2	$70.9

Less: interest portion		1.0

Long-term obligations under capital leases		$3.2

Tax Matters
     See Note 5. Income Taxes for a discussion of contingent tax matters.
Note 9. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2004 and 2005 (dollars and shares in millions, except per share amounts):

	2003	2004	2005
Numerator:
Numerator for basic earnings per share – income from continuing operations	$70.2	$86.8	$79.8
Interest on convertible notes, net of taxes	7.8	7.3	3.3

Numerator for diluted earnings per share – income from continuing operations	78.0	94.1	83.1
Loss from discontinued operations, net of income taxes	(1.7)	(1.1)	(6.9)

	$76.3	$93.0	$76.2

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	37.2	37.0	50.1
Effect of dilutive securities:
Employee stock benefit plans	0.8	0.8	0.9
Convertible notes	5.3	5.0	2.2

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	43.3	42.8	53.2

	2003	2004	2005
Basic earnings (loss) per share:
Continuing operations	$1.89	$2.34	$1.59
Discontinued operations	(0.05)	(0.03)	(0.14)

Net income	$1.84	$2.31	$1.45

Diluted earnings (loss) per share:
Continuing operations	$1.80	$2.20	$1.56
Discontinued operations	(0.04)	(0.03)	(0.13)

Net income	$1.76	$2.17	$1.43

Note 10. Related Party Transactions
     As part of an officer’s relocation package, the Company purchased a house for approximately $0.5 million during 2004, which is in other assets on the Company’s accompanying consolidated balance sheets as of December 31, 2004 and 2005.
Note 11. Other Current Liabilities
     The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	2004	2005
Accrued interest related to long-term debt	$1.1	$13.6
Workers compensation liability	3.4	12.9
Health benefits liability	5.9	9.4
Other	11.2	35.6

	$21.6	$71.5

Note 12. Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2004
	First	Second	Third	Fourth
Revenues	$247.5	$238.2	$253.7	$257.5

Income from continuing operations	$24.2	$19.5	$20.1	$23.0
Income (loss) from discontinued operations	(0.3)	(0.8)	(0.4)	0.4

Net income	$23.9	$18.7	$19.7	$23.4

Basic earnings (loss) per share:
Continuing operations	$0.66	$0.53	$0.54	$0.62
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01

Net income	$0.65	$0.51	$0.53	$0.63

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.50	$0.51	$0.58
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01

Net income	$0.60	$0.48	$0.50	$0.59

	2005
	First	Second	Third	Fourth
Revenues	$275.9	$467.6	$552.4	$559.2

Income (loss) from continuing operations	$26.0	$(2.8)	$30.6	$26.0
Discontinued operations:
Income (loss) from discontinued operations	0.6	0.3	(0.8)	(0.5)
Impairment of assets	—	(4.7)	(0.2)	(0.9)
Gain (loss) on sale of hospital	(0.8)	0.1	—	—

Loss from discontinued operations	(0.2)	(4.3)	(1.0)	(1.4)

Net income	$25.8	$(7.1)	$29.6	$24.6

Basic earnings (loss) per share:
Continuing operations	$0.69	$(0.05)	$0.55	$0.47
Discontinued operations	(0.01)	(0.08)	(0.01)	(0.03)

Net income (loss)	$0.68	$(0.13)	$0.54	$0.44

Diluted earnings (loss) per share:
Continuing operations	$0.64	$(0.05)	$0.54	$0.46
Discontinued operations	(0.01)	(0.08)	(0.01)	(0.02)

Net income (loss)	$0.63	$(0.13)	$0.53	$0.44

Note 13. Subsequent Event
     On February 3, 2006, the Company announced that it entered into a definitive agreement to sell Smith County Memorial Hospital, which is located in Carthage, Tennessee to Summer Regional Health System. The Company expects to complete this sale in the first quarter of 2006. The revenues of Smith County Memorial Hospital during the year ended December 31, 2005 were approximately $13.6 million.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 6, 2006.

LIFEPOINT HOSPITALS, INC.

By:	/s/ KENNETH C. DONAHEY

Kenneth C. Donahey
Chairman, Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ KENNETH C. DONAHEY	Chairman, Chief Executive	February 6, 2006

Kenneth C. Donahey	Officer and President (Principal Executive Officer)

/s/ MICHAEL J. CULOTTA	Chief Financial Officer	February 6, 2006

Michael J. Culotta	(Principal Financial Officer)

/s/ GARY D. WILLIS	Chief Accounting Officer	February 6, 2006

Gary D. Willis	(Principal Accounting Officer)

/s/ RICKI TIGERT HELFER	Director	February 6, 2006

Ricki Tigert Helfer

/s/ JOHN E. MAUPIN, JR., D.D.S.	Director	February 6, 2006

John E. Maupin, Jr., D.D.S.

/s/ DEWITT EZELL, JR.	Director	February 6, 2006

DeWitt Ezell, Jr.

/s/ WILLIAM V. LAPHAM	Director	February 6, 2006

William V. Lapham

/s/ RICHARD H. EVANS	Director	February 6, 2006

Richard H. Evans

/s/ OWEN G. SHELL, JR.	Director	February 6, 2006

Owen G. Shell, Jr.

/s/ MICHAEL P. HALEY	Director	February 6, 2006

Michael P. Haley

Exhibit
Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (a)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

2.3	—	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (c)

2.4	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (c)

3.1	—	Amended and Restated Certificate of Incorporation (d)

3.2	—	Amended and Restated Bylaws of LifePoint Hospitals, Inc. (d)

4.1	—	Form of Specimen Stock Certificate (e)

4.2	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (d)

4.3	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (f)

4.4	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (f)

4.5	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (g)

4.6	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (h)

4.7	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (i)

4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (j)

4.9	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8) (j)

4.10	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (j)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (k)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (k)

10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (l)

10.6	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (k)

10.7	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (m)

10.8	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (k)

10.9	—	Amended and Restated 1998 Long-Term Incentive Plan (n)

10.10	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (o)

Exhibit
Number		Description of Exhibits
10.11	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co-syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (i)

10.12	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (p)

10.13	—	Amendment No. 2 to Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (q)

10.14	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (r)

10.15	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (m)

10.16	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (m)

10.17	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (s)

10.18	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (s)

10.19	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (t)

10.20	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (u)

10.21	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (v)

10.22	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (w)

10.23	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (s)

10.24	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (b)

10.25	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (s)

10.26	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (x)

10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (x)

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Lakers Holding Corp. on February 18, 2005 under the Securities Act of 1933, as amended, File No. 333-119929.

(c)	Incorporated by reference from exhibits to the Current Report on Form 8-K filed by LifePoint Hospitals, Inc. on March 16, 2005, File No. 000-29818.

(d)	Incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093.

(e)	Incorporated by reference from Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on February 18, 2005, File No. 333-119929.

(f)	Incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320.

(g)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated April 5, 2005 of Province Healthcare Company File No. 001-31320.

(h)	Incorporated by reference from the exhibits filed with the Province Healthcare Company’s Registration Statement on Form S-3, dated January 24, 2001, registration No. 333-54192.

(i)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated April 15, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(j)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818.

(l)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818.

(m)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(n)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated July 7, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(o)	Incorporated by reference from Appendix B to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(p)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated August 23, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(q)	Incorporated by reference from exhibits to the Current Report on Form 8-K dated October 18, 2005 of LifePoint Hospitals, Inc., File No. 000-51251.

(r)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(s)	Incorporated by reference from exhibits to the Annual Report on Form 10-K for the year ended December 31, 2004 filed by LifePoint Hospitals, Inc. on March 1, 2005, File No. 000-29818.

(t)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(u)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.

(v)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(w)	Incorporated by reference from Appendix C to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(x)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251.