Form 10-Q
period 2006-03-31
LIFEPOINT HOSPITALS, INC.
filed 2006-04-28
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-51251

(Exact name of registrant as specified in its charter)

Delaware	20-1538254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Powell Court, Suite 200 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).

☐ Yes     ☑ No

As of March 31, 2006, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 57,487,946.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 6.	Exhibits	52
EX-10.1 SECOND AMENDMENT TO EMPLOYEE STOCK PURCHASE PLAN
EX-10.2 SECOND AMENDMENT TO OUTSIDE DIRECTORS STOCK AND INCENTIVE COMPENSATION
EX-10.3 FORM OF OUTSIDE DIRECTORS RESTRICTED STOCK AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In millions, except per share amounts)

	Three Months Ended March 31,
	2005	2006

Revenues	$272.0	$589.6

Salaries and benefits	109.6	231.1
Supplies	35.9	82.7
Other operating expenses	44.8	95.7
Provision for doubtful accounts	22.9	68.4
Depreciation and amortization	13.2	31.9
Interest expense, net	2.4	23.2

	228.8	533.0

Income from continuing operations before minority interests and income taxes	43.2	56.6
Minority interests in earnings of consolidated entities	0.3	0.3

Income from continuing operations before income taxes	42.9	56.3
Provision for income taxes	17.1	22.5

Income from continuing operations	25.8	33.8

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	0.8	(0.2)
Gain (loss) on sale of hospitals	(0.8)	3.8

Income from discontinued operations	—	3.6
Cumulative effect of change in accounting principle, net of income taxes	—	0.7

Net income	$25.8	$38.1

Basic earnings per share:
Continuing operations	$0.68	$0.61
Discontinued operations	—	0.07
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.68	$0.69

Diluted earnings per share:
Continuing operations	$0.63	$0.60
Discontinued operations	—	0.07
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.63	$0.68

Weighted average shares and dilutive securities outstanding:
Basic	37.8	55.5

Diluted	43.4	56.1

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(1)

ASSETS
Current assets:
Cash and cash equivalents	$30.4	$53.1
Accounts receivable, less allowances for doubtful accounts of $252.9 at December 31, 2005 and $261.5 at March 31, 2006	256.8	264.1
Inventories	56.9	57.1
Assets held for sale	22.0	10.0
Prepaid expenses	12.0	11.7
Deferred tax assets	44.2	50.2
Other current assets	11.0	13.8

	433.3	460.0
Property and equipment:
Land	64.4	70.8
Buildings and improvements	986.9	1,023.5
Equipment	540.3	528.5
Construction in progress (estimated cost to complete and equip after March 31, 2006 is $91.3)	77.8	59.6

	1,669.4	1,682.4
Accumulated depreciation	(373.1)	(402.3)

	1,296.3	1,280.1

Deferred loan costs, net	35.4	34.5
Intangible assets, net	4.2	6.9
Other	5.5	5.8
Goodwill	1,449.9	1,478.7

	$3,224.6	$3,266.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85.6	$75.8
Accrued salaries	58.7	55.5
Other current liabilities	85.3	91.9
Current maturities of long-term debt	0.5	0.5

	230.1	223.7

Long-term debt	1,515.8	1,515.7
Deferred income taxes	124.0	125.0
Professional and general liability claims and other liabilities	60.3	62.6

Minority interests in equity of consolidated entities	6.6	6.6

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,102,882 shares and 57,487,946 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	0.6	0.6
Capital in excess of par value	1,053.1	1,027.9
Unearned ESOP compensation	(9.7)	(9.0)
Unearned compensation on nonvested stock	(31.0)	—
Retained earnings	274.8	312.9

	1,287.8	1,332.4

	$3,224.6	$3,266.0

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended
	March 31,
	2005	2006

Cash flows from operating activities:
Net income	$25.8	$38.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(3.6)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.7)
Stock-based compensation	0.5	3.2
ESOP expense (non-cash portion)	2.6	2.4
Depreciation and amortization	13.2	31.9
Amortization of deferred loan costs	0.4	1.3
Minority interests in earnings of consolidated entities	0.3	0.3
Deferred income taxes (benefit)	0.9	(3.1)
Reserve for professional and general liability claims, net	0.4	1.8
Excess tax benefits from employee stock plans	2.3	—
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(4.8)	(9.4)
Inventories and other current assets	2.9	(3.2)
Accounts payable and accrued expenses	2.5	(16.6)
Income taxes payable	14.1	12.7
Other	(0.1)	0.5

Net cash provided by operating activities — continuing operations	61.0	55.6
Net cash provided by (used in) operating activities — discontinued operations	0.1	(0.4)

Net cash provided by operating activities	61.1	55.2

Cash flows from investing activities:
Purchase of property and equipment	(27.1)	(50.1)
Acquisitions, net of cash acquired	(2.0)	(3.5)
Other	(0.4)	(0.3)

Net cash used in investing activities — continuing operations	(29.5)	(53.9)
Net cash provided by investing activities — discontinued operations (Proceeds from sale of hospitals)	32.5	19.9

Net cash provided by (used in) investing activities	3.0	(34.0)

Cash flows from financing activities:
Proceeds from borrowings	—	10.0
Payments of borrowings	—	(10.0)
Proceeds from employee stock purchase plans	0.8	1.7
Proceeds from exercise of stock options	10.6	0.3
Other	0.1	(0.5)

Net cash provided by financing activities	11.5	1.5

Change in cash and cash equivalents	75.6	22.7
Cash and cash equivalents at beginning of period	18.6	30.4

Cash and cash equivalents at end of period	$94.2	$53.1

Supplemental disclosure of cash flow information:
Interest payments	$0.5	$25.1

Capitalized interest	$0.4	$0.1

Income taxes paid, net	$0.6	$12.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Amounts in millions)

					Unearned
			Capital in	Unearned	Compensation
	Common Stock		Excess of	ESOP	on Nonvested	Retained
	Shares	Amount	Par Value	Compensation	Stock	Earnings	Total

Balance at December 31, 2005	57.1	$0.6	$1,053.1	$(9.7)	$(31.0)	$274.8	$1,287.8
Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—
Net income	—	—	—	—	—	38.1	38.1
ESOP compensation earned	—	—	1.7	0.7	—	—	2.4
Exercise of stock options, including tax benefits and other	—	—	0.2	—	—	—	0.2
Stock activity in connection with employee stock purchase plans	—	—	1.7	—	—	—	1.7
Stock-based compensation — nonvested stock	—	—	0.9	—	—	—	0.9
Stock-based compensation — stock options	—	—	1.3	—	—	—	1.3
Nonvested stock issued to key employees	0.4	—	—	—	—	—	—

Balance at March 31, 2006	57.5	$0.6	$1,027.9	$(9.0)	$—	$312.9	$1,332.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc. owns and operates general acute care hospitals in non-urban communities in the United States. LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. Unless the context otherwise indicates, references in the report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly owned and majority owned subsidiaries. Any reference herein to its hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.

At March 31, 2006, the Company operated 51 hospitals, excluding one hospital that was disposed of effective March 31, 2006 and including two hospitals that are part of discontinued operations not yet divested. In all but two of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 20 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $9.9 million and $16.6 million for the three months ended March 31, 2005 and 2006, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications, primarily for the Company’s discontinued operations, have no impact on its total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total purchase price of the Province Business Combination was as follows (in millions):

Fair value of LifePoint Common Stock issued	$596.0
Cash	586.3
Fair value of assumed Province debt obligations	511.6
Severance and Province stock option costs	73.8
Direct transaction costs	30.1

$1,797.8

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable, net	$122.1
Inventories	20.9
Prepaid expenses	4.6
Other current assets	15.5
Property and equipment	609.8
Other long-term assets	5.6
Goodwill	1,187.4

Total assets acquired, excluding cash	1,965.9

Accounts payable	34.9
Accrued salaries	28.1
Other current liabilities	32.8
Long-term debt	511.6
Deferred income taxes	47.5
Professional and general liability claims and other liabilities	25.6
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	682.5

Net assets acquired	$1,283.4

A significant amount of the goodwill will not be deductible for income tax purposes because of the structure of the Province Business Combination. Subsequent to the Province Business Combination, the Company committed to a disposal plan related to three of the hospitals acquired from Province as further discussed in Note 3.

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

Effective July 1, 2005, the Company acquired 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $231.9 million, including working capital. Goodwill totaled $136.4 million, all of which is expected to be deductible for tax purposes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisitions of WCCH and DRMC (the “2005 Acquisitions”) were accounted for using the purchase method of accounting. The purchase prices of the 2005 Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective preliminary fair values and are subject to change during the 12-month period subsequent to their acquisition dates. The estimated purchase price allocation for WCCH is pending a final appraisal and is subject to settling amounts related to purchased working capital. The operating results of the 2005 Acquisitions have been included in the accompanying consolidated statements of operations from the date of each respective acquisition.

Pending Acquisition

On July 14, 2005, the Company announced the signing of a definitive agreement to purchase five hospitals in Virginia and West Virginia from HCA Inc. (“HCA”) for approximately $285.0 million, plus working capital and other adjustments estimated to be $45.0 million. On April 3, 2006, the Company announced that it had entered into discussions with HCA to modify the definitive agreement. HCA will continue to operate the hospitals until further notice.

Note 3.	Discontinued Operations

Three Former Province Hospitals

During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination. These three hospitals are Medical Center of Southern Indiana located in Charlestown, Indiana; Ashland Regional Medical Center located in Ashland, Pennsylvania; and Palo Verde Hospital located in Blythe, California. The Company divested Palo Verde Hospital on January 1, 2006 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. The Company entered into an Asset Purchase Agreement for the sale of both Medical Center of Southern Indiana and Ashland Regional Medical Center in 2005, and the Company’s management expects to complete this disposal in the second quarter of 2006, subject to customary regulatory approvals.

The Company has designated these three hospitals acquired in the Province Business Combination as discontinued operations, consistent with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, of these three hospitals are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144.

Smith County Memorial Hospital

On February 3, 2006, the Company announced that it entered into a definitive agreement to sell Smith County Memorial Hospital (“Smith County”), which is located in Carthage, Tennessee, to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain of approximately $3.8 million, net of income taxes, on the sale during the three months ended March 31, 2006.

Bartow Memorial Hospital

During the third quarter of 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital (“Bartow”) located in Bartow, Florida. On March 31, 2005, the Company sold Bartow to Health Management Associates, Inc. The Company recognized a net loss on the sale of Bartow of approximately $0.8 million during the three months ended March 31, 2005, most of which related to tax expense attributable to non-deductible goodwill originating from the tax basis of assets received at the spin-off of LifePoint from HCA in 1999.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations, net of taxes, and the carrying value of the assets of Bartow and Smith County that were sold have been reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

The revenues and income (loss) before income taxes of discontinued operations for the three months ended March 31, 2005 and 2006 were as follows (in millions):

	2005	2006

Revenues	$13.3	$10.8
Income (loss) before income taxes	1.7	(0.2)

The assets of the facilities to be sold are reported as assets held for sale in the accompanying condensed consolidated balance sheets and are comprised of primarily property and equipment. The Company allocated $0.1 million of interest expense to discontinued operations for the three months ended March 31, 2006. The Company calculated the allocation of interest based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt.

The table below presents the changes in the Company’s assets held for sale for the three months ended March 31, 2006 (in millions):

	Current	Property and
	Assets	Equipment	Goodwill	Total
Balance at December 31, 2005	$1.6	$14.7	$5.7	$22.0
Sale of Smith County	(0.3)	(6.0)	(5.7)	(12.0)

Balance at March 31, 2006	$1.3	$8.7	$—	$10.0

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2005 and did not incur an impairment charge. The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2006 (in millions):

Balance at December 31, 2005	$1,449.9
Consideration adjustments and adjustments to purchase price allocations for 2005 acquisitions	28.8

Balance at March 31, 2006	$1,478.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at March 31 (in millions):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total

Contract-based physician minimum revenue guarantees:
Balance at December 31, 2005	$—	$—	$—
Additions	2.6	—	2.6
Amortization expense	—	(0.1)	(0.1)

Balance at March 31, 2006	$2.6	$(0.1)	$2.5

Certificates of need:
Balance at December 31, 2005	$1.4	$—	$1.4
Additions	0.5	—	0.5

Balance at March 31, 2006	$1.9	$—	$1.9

Non-competition agreements:
Balance at December 31, 2005	$5.9	$(3.1)	$2.8
Additions	0.1	—	0.1
Amortization expense	—	(0.4)	(0.4)

Balance at March 31, 2006	$6.0	$(3.5)	$2.5

Total intangible assets:
Balance at December 31, 2005	$7.3	$(3.1)	$4.2
Additions	3.2	—	3.2
Amortization expense	—	(0.5)	(0.5)

Balance at March 31, 2006	$10.5	$(3.6)	$6.9

Contract-based Physician Minimum Revenue Guarantees

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”), which served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example and another one in FSP FIN 45-3 are similar to certain of the Company’s physician recruiting commitments, the Company believes it falls under the accounting guidance of the interpretation.

FSP FIN 45-3 is effective for new physician minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. For physician minimum revenue guarantees issued before January 1, 2006, the Company expensed the advances as they were paid to the physicians,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was typically over a period of one year. Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortizes the contract-based intangible asset to physician recruiting expense over the period of the physician contract, which is typically five years. As of March 31, 2006, the Company’s liability balance for contract-based physician minimum revenue guarantees was $1.8 million, which is included in other current liabilities on the Company’s condensed consolidated balance sheet.

The following table summarizes the impact of adopting FSP FIN 45-3 (in millions, except per share amounts):

Three Months
Ended March 31,
2006

Increase of income from continuing operations before income taxes (included in other operating expenses)	$0.7
Provision for income taxes	(0.3)

Increase of income from continuing operations	$0.4

Increase of income per share from continuing operations:
Basic	$0.01

Diluted	$0.01

Certificates of Need and Non-Competition Agreements

Certificates of need are issued by certain state governments to the hospitals owned by the Company. An independent appraiser valued each certificate of need when the Company acquired a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized. The non-competition agreements are amortized on a straight-line basis over the term of the agreements. The $0.6 million in additional intangible assets during the three months ended March 31, 2006 relates to the DRMC purchase price allocation.

Total estimated amortization expense for the Company’s intangible assets for the next five years are as follows (in millions):

Amount

2006 (April — December 31)	$1.5
2007	1.5
2008	0.7
2009	0.7
2010	0.6

$5.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2006

Numerator:
Numerator for basic earnings per share — income from continuing operations	$25.8	$33.8
Interest on convertible notes, net of taxes	1.7	—

Numerator for diluted earnings per share — income from continuing operations	27.5	33.8
Income from discontinued operations, net of income taxes	—	3.6
Cumulative effect of change in accounting principle, net of income taxes	—	0.7

	$27.5	$38.1

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	37.8	55.5
Effect of dilutive securities:
Employee stock benefit plans	0.9	0.6
Convertible notes	4.7	—

Denominator for diluted earnings per share — adjusted weighted average shares	43.4	56.1

Basic earnings per share:
Continuing operations	$0.68	$0.61
Discontinued operations	—	0.07
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.68	$0.69

Diluted earnings per share:
Continuing operations	$0.63	$0.60
Discontinued operations	—	0.07
Cumulative effect of change in accounting principle	—	0.01

Net income	$0.63	$0.68

Note 6.	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Note 7.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various shareholder-approved stock-based compensation plans. The Company currently has three types of stock-based awards outstanding under these plans- stock options, nonvested stock and deferred stock units. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recorded no stock-based employee compensation expense for options granted under its stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of its common stock on the date of grant. The Company also recorded no compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”) as the purchase price of the stock was not less than 85% of the lower of the fair market value of its common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prior to January 1, 2006, the Company disclosed its pro forma net income or loss and pro forma net income or loss per share as if it had applied the fair value-based method in measuring compensation expense for its stock-based incentive programs.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the United States Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that the Company recorded for continuing operations in accordance with SFAS No. 123(R) for the three months ended March 31, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

Three Months Ended
March 31, 2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.3
Income tax benefit	(0.5)

Reduction of income from continuing operations	$0.8

Reduction of income per share from continuing operations:
Basic	$0.01

Diluted	$0.01

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded $3.2 million in stock-based compensation expense for the three months ended March 31, 2006. The $3.2 million amount consists of $1.3 million in compensation expense for stock options and $1.9 million in compensation expense for nonvested stock. The Company recorded $0.5 million in stock-based compensation expense for nonvested stock for the three months ended March 31, 2005. The Company did not capitalize any stock-based compensation cost for the three months ended March 31, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.1 million and $1.3 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, there was $48.3 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.9 years.

Companies have had to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (1) estimate the number of awards for which it is probable that the requisite service will be rendered; and (2) update that estimate as new information becomes available through the vesting date. The Company has historically recognized its pro-forma stock option expense using an estimated forfeiture rate. However, the Company also had a policy (pre-January 1, 2006) of recognizing the effect of forfeitures as they occurred for its nonvested stock. Under SFAS No. 123(R), the Company was required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted), as of January 1, 2006, to adjust its compensation cost for those nonvested awards that are not expected to vest. This is reported in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on its balance sheet.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the three months ended March 31, 2006.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

The Company’s 1998 Long-Term Incentive Plan (“LTIP”), as amended, authorizes 13,625,000 shares of the Company’s common stock for issuance as of March 31, 2006. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value on the date of grant. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire 10 years from the date of grant. Options to purchase 809,495 shares were granted to the Company’s employees during the three months ended March 31, 2006 under this plan with an exercise price equal to the fair market value on the date of grant.

The Company’s outstanding nonvested stock awards have a vesting period of three to five years from the grant date and contain no vesting requirements other than continued employment of the employee. The Company granted 348,324 shares of nonvested stock awards to certain key employees under the Company’s LTIP during the three months ended March 31, 2006, which will cliff-vest three years after the grant date.

Vesting may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, all of the outstanding options, except for those granted in December 2004, and all of the outstanding nonvested stock awards under the LTIP were fully vested as a result of the Province Business Combination, as further discussed in Note 2.

Outside Directors Stock and Incentive Compensation Plan

The Company also has an Outside Directors Stock and Incentive Compensation Plan (“ODSIP”) for which 375,000 shares of the Company’s common stock have been reserved for issuance. There were no options granted under this plan during either 2005 or 2006. The outstanding options under this plan become exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.

The ODSIP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the board of directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal stock-based compensation expense amount under this plan. As of March 31, 2006, there were 11,156 deferred stock units outstanding under the ODSIP.

The outstanding nonvested stock awards granted under the ODSIP vest three years from the grant date and contain no vesting requirements other than continued service of the director. Vesting may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, all outstanding options and nonvested stock awards under the ODSIP were fully vested as a result of the Province Business Combination, as further discussed in Note 2.

ESPP

The Company sponsors an employee stock purchase plan which allows employees to purchase shares of the Company’s common stock at a discount. There were 300,000 shares of the Company’s common stock reserved for issuance under this plan at March 31, 2006. Prior to January 1, 2006 the ESPP provided for employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123(R) so that the plan is not compensatory under the new standard and no expense is recognized. The Company received $0.8 million and $1.4 million for the issuance of common stock under this plan during the three months ended March 31, 2005 and 2006, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MSPP

The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six month intervals. There were 250,000 shares of the Company’s common stock reserved for issuance under this plan at March 31, 2006. Such shares are subject to a three-year cliff-vesting period. As of April 15, 2005, all of the outstanding unvested shares of MSPP restricted stock were fully vested as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory tax withholding purposes. The Company recognizes a nominal stock-based compensation expense amount under this plan as a result of the relatively small amount of participants in the MSPP. The Company received $0.3 million for the issuance of stock under this plan during the three months ended March 31, 2006. As of March 31, 2006, there were 19,578 restricted shares outstanding under the MSPP.

Stock Options

Change in Valuation Model

In January 2006, the Company changed from the Black-Scholes-Merton option valuation model (“BSM”) to a lattice-based option valuation model, the Hull-White II Valuation Model (“HW-II”). The Company considers the HW-II preferable to the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term are material, and are only clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of the Company’s unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three months ended March 31, 2006.

Valuation

The Company estimated the fair value of stock options granted during the three months ended March 31, 2006 using the HW-II lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the quarter ended March 31, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model. The Company did not grant any stock options during the three months ended March 31, 2005.

	Three Months Ended March 31,
	2005	2006

Expected volatility	N/A	33.0%
Risk free interest rate (range)	N/A	4.38% - 4.69%
Expected dividends	N/A	—
Average expected term (years)	N/A	5.4

Population Stratification

Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a company may generally make a reasonable fair value estimate with as few as one or two groupings. The Company has stratified its employee population into two groups, (a) “Insiders”, who are the Section 16 filers under SEC rules; and (b) “Non-insiders,” who are the rest of the employee population. The Company derived this stratification based on the analysis of its historical exercise patterns, excluding certain extraordinary events.

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is still an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006, the Company estimates the volatility of its common stock at the date of grant based on both historical volatility and implied volatility from traded options on the Company’s common stock, consistent with SFAS No. 123(R) and SAB 107.

Risk-Free Interest Rate

Lattice models require risk-free interest rates for all potential times of exercise obtained by using a grant-date yield curve. A lattice model would, therefore, require the yield curve for the entire time period during which employees might exercise their options. The Company bases the risk-free rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires the Company to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has used historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company also used an estimated forfeiture rate.

Post-Vesting Cancellations

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. The Company used historical data to estimate post-vesting cancellations.

Expected Term

SFAS No. 123(R) calls for an “extinguishment” calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from cancellation (post-vesting) or expiration at the contractual term. Expected term is an output in lattice models so the Company does not have to determine this amount.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of stock option activity under both the LTIP and ODSIP during the three months ended March 31, 2006 is as follows:

						Weighted
						Average
		Weighted	Weighted	Total		Remaining
		Average	Average	Fair	Aggregate	Contractual
	Number	Exercise	Fair	Value	Intrinsic Value	Term
Stock Options	of Shares	Price	Value	(in millions)	(in millions)	(in years)

Outstanding at December 31, 2005(a)	3,560,504	$30.02	$12.26	$43.7	$32.3	7.17
Exercisable at December 31, 2005(a)	2,787,855	$26.62	$10.27	$28.6	$32.3	N/A
Granted	809,495	33.02	11.11	9.0	N/A	N/A
Forfeited (pre-vest cancellation)	48,916	40.82	17.79	0.9	N/A	N/A
Exercised	18,104	17.96	6.50	0.1	0.2	N/A
Expired (post-vest cancellation)	7,628	29.93	11.19	0.1	N/A	N/A
Vested	—	—	—	—	N/A	N/A

Outstanding at March 31, 2006	4,295,351	$30.51	$12.01	$51.6	$20.2	6.91
Exercisable at March 31, 2006	2,762,123	$26.67	$10.30	$28.4	$20.2	5.49

(a)	Certain prior period adjustments were made to the amounts at December 31, 2005.

The aggregate intrinsic value, which represents the difference between the underlying stock’s market price and the stock option’s exercise price, of stock options exercised during the three months ended March 31, 2005 was $6.7 million. The Company received $10.6 million and $0.3 million in cash from stock option exercises for the three months ended March 31, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises of the stock-based payment arrangements totaled $2.3 million for the three months ended March 31, 2005. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the three months ended March 31, 2006.

As of March 31, 2006, there was $16.6 million of total unrecognized compensation cost related to stock option compensation arrangements under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.5 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods, which is three to five years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity under both the LTIP and ODSIP during the three months ended March 31, 2006 is as follows:

		Weighted	Total
		Average	Fair	Aggregate
	Number	Fair	Value	Intrinsic Value
Nonvested shares	of Shares	Value	(In millions)	(In millions)

Outstanding at December 31, 2005(a)	865,284	$42.77	$37.0	$32.5
Granted	348,324	33.02	11.5	N/A
Vested	—	—	—	—
Forfeited (pre-vest cancellation)	40,150	42.54	1.7	N/A

Outstanding at March 31, 2006	1,173,458	$39.87	$46.8	$36.5

(a)	Certain prior period adjustments were made to the outstanding amounts at December 31, 2005.

During the three months ended March 31, 2006, the Company granted 117,500 shares of nonvested stock awards to certain senior executives. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of March 31, 2006, there was $31.7 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 3.2 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comparable Disclosures

As discussed above, the Company accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, the Company recorded stock-based compensation expense for its nonvested stock and did not record stock-based compensation expense for its stock options and ESPP for the three months ended March 31, 2005. The following table illustrates the effect on the Company’s net income and net income per share for the three months ended March 31, 2005 if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2006

Net income, as reported in prior period(a)	$25.8
Add: Stock-based compensation expense included in reported net income, net of income taxes	0.3
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(1.7)

Net income, including stock-based compensation(c)	24.4	38.1
Interest on Convertible Notes, net of taxes	1.7	—

Net income used for diluted earnings per share	$26.1	$38.1

Net income per share:
Basic — as reported in prior period(a)	$0.68

Basic — including stock-based compensation(c)	$0.64	$0.69

Diluted — as reported in prior period(a)	$0.63

Diluted — including stock-based compensation(c)	$0.60	$0.68

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and the Company’s ESPP because it did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

Note 8.	Contingencies

Americans with Disabilities Act Claim

On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the U.S. District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of March 31, 2006, the plaintiffs have conducted inspections at 23 of the Company’s hospitals. To date, the District Court has approved the settlement agreements between the parties relating to ten of the Company’s facilities. The Company is moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with seven facilities that require modifications will be approximately $3.1 million.

While the former Province facilities, DRMC and WCCH are not parties to this lawsuit, if these facilities become subject to the class action lawsuit, the Company may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and the Company’s financial position and results of operations could be adversely affected as a result. Alternatively, noncompliance with the requirements of the ADA could result in the imposition of fines against the Company by the federal government, or the award of damages from the Company to private litigants.

Corporate Integrity Agreement

In December 2000, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement, which was amended four times since 2000, expired on December 31, 2005. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties. The Company’s final report under the corporate integrity agreement is due May 1, 2006.

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

On April 10, 2006, Accipiter Life Sciences Fund, L.P. (“Accipiter”) filed an action against the Company and its directors in the Delaware Court of Chancery. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by enforcing the Company’s advance notification bylaw in connection with Accipiter’s attempt to nominate directors to the Company’s board of directors. Accipiter seeks, among other things, to enjoin the Company from proceeding with its 2006 Annual Meeting of Stockholders without first waiving the advance notification bylaw and permitting Accipiter to solicit proxies on behalf of its nominees. On April 25, 2006, the Delaware Court of Chancery denied Accipiter’s motion for a preliminary injunction in connection with the Company’s 2006 Annual Meeting of Stockholders. The Company believes the suit is without merit and intends to defend it vigorously.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $36.2 million at March 31, 2006. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $14.5 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company adopted FSP FIN 45-3 effective January 1, 2006, which affects the accounting for advances to physicians, as further discussed in Note 4 herein.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $59.6 million in uncompleted projects at March 31, 2006, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2006, the Company had projects under construction with an estimated cost to complete and equip of approximately $91.3 million.

Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred all of the required capital improvements as of March 31, 2006.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $12.0 million for capital expenditures and improvements before July 1, 2008.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013.

The Company currently leases a 45-bed hospital in Ennis, Texas. The City of Ennis has approved the construction of a new facility to replace Ennis Regional Medical Center at an estimated cost of $35.0 million. The City of Ennis has agreed to fund $15.0 million of this cost. The project calls for the Company to fund the $20.0 million difference in exchange for a 40-year prepaid lease. The construction began during the first quarter of 2006 and the Company anticipates the replacement facility will be completed in the second quarter of 2007.

There are required annual capital expenditure commitments in connection with several of the former Province facilities. In accordance with the purchase agreements for the Martinsville, Virginia; Las Cruces, New Mexico; and Los Alamos, New Mexico facilities, the Company is obligated to make ongoing annual expenditures based on a percentage of net revenues.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 7, 2005, Province received notification from the IRS of its intention to examine Province’s federal income tax return for the year ended December 31, 2003. The Company’s management has not completed its analysis of the Province tax liabilities for the periods prior to and ending on April 15, 2005, the acquisition date. After the Company’s management completes its analysis, any necessary adjustments will be reflected in the purchase price allocation of Province.

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

Acquisitions

The Company acquires businesses with prior operating histories. Acquired companies, including the former Province hospitals, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company was not indemnified by Province.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our 2005 Annual Report on Form 10-K. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Overview

During the quarter ended March 31, 2006, we have focused on integrating our 2005 hospital acquisitions, recruiting and retaining physicians and appropriately investing capital in our hospitals. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2006

Revenues	$272.0	$589.6
Income from continuing operations	$25.8	$33.8
Diluted earnings per share from continuing operations	$0.63	$0.60

Hospital Acquisitions

The Province business combination in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban communities, while diversifying our economic and geographic reach. Additionally, our 2005 acquisitions of WCCH and DRMC fit into our plan of pursuing a strategy for acquiring hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. We are not actively pursuing any hospital acquisitions at this time, other than the HCA facilities. Our primary focus for 2006 will be to continue to fully integrate all of our 2005 hospital acquisitions. The “Business Strategy” section in Part I, Item 1. Business, in our 2005 Annual Report on Form 10-K contains a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K for further discussion of acquisitions that we made in 2003, 2004 and 2005.

Business Combination with Province Healthcare Company

On April 15, 2005, we announced the completion of the business combination with Province Healthcare Company. As a result of the Province business combination, each of Historic LifePoint and Province is now a wholly- owned subsidiary of LifePoint Hospitals, Inc., a new public company formed in connection with the Province business combination. We believe that the Province business combination has provided and will continue to provide efficiencies for our operations and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base, increasing our operations from nine states to 20 states. We will continue to invest in and integrate the former Province hospitals into our operations during 2006. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Province business combination. Our results of operations include the operations of the former hospitals of Province beginning April 16, 2005.

Discontinued Operations

From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. During the second quarter of 2005, subsequent to the Province business combination, our management committed to a plan to divest three hospitals acquired from Province. These three hospitals are Medical Center of Southern Indiana located in Charlestown, Indiana, Ashland Regional Medical Center located in Ashland, Pennsylvania and Palo Verde Hospital located in Blythe, California. We divested Palo Verde Hospital on January 1, 2006 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. We entered into a definitive agreement to sell the other two held-for-sale hospitals and expect to complete their disposal in the second quarter of 2006. On March 31, 2006, we sold Smith County to Sumner Regional Health System. On March 31, 2005, we sold Bartow Memorial Hospital to Health Management Associates, Inc. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2006

Revenues	$13.3	$10.8

Income (loss) from discontinued operations	$0.8	$(0.2)
Gain (loss) on sale of hospitals	(0.8)	3.8

Income from discontinued operations	$—	$3.6

Diluted earnings per share from discontinued operations	$—	$0.07

Key Challenges

•	Integration of Recently Acquired Hospitals. We acquired 21 hospitals from Province and two other hospitals in separate transactions during 2005. The process of integrating the operations of these hospitals could cause an interruption of, or loss of momentum in, the activities of our business. However, we are dedicated to devoting significant management attention and resources to integrating the business practices and operations of our recently acquired hospitals.

•	Medicare Changes. We are experiencing changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs. We estimate the expansion in the post-acute transfer policy resulted in a reduction of approximately $2.0 million in our Medicare inpatient Prospective Payment System payments for the first quarter of 2006. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (“DRA”) into law. This law includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation facility 75% Rule and Medicaid cuts. Part I, Item 1. Business, “Sources of Revenue” in our 2005 Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicare reimbursement.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To address these budget deficits, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs. The following is a summary of four states where there have been significant developments in 2006:

Tennessee:	We estimate that the reduction in the TennCare Medicaid program negatively impacted us by approximately $1.5 million for the first quarter of 2006.

Alabama:	The state of Alabama has implemented rate changes and eliminated disproportionate share hospital-type payments. These changes negatively impacted our earnings by approximately $1.4 million for the first quarter of 2006.

Louisiana:	Effective January 1, 2006, the state of Louisiana implemented Medicaid reductions of approximately 12% to 17%. However, the DRA provided approximately $2.0 billion in Hurricane Katrina-related Medicaid relief, which offset the previously announced reductions.

Kentucky:	Kentucky Medicaid implemented increased co-payments effective July 1, 2005. We estimate this negatively impacted our earnings by approximately $0.2 million in the first quarter of 2006.

The changes in the various Medicaid programs and the reduction of enrollees in these programs are resulting in higher self-pay revenues at our hospitals, which will cause increases in our provision for doubtful accounts in the future. Part 1, Item 1. Business, “Sources of Revenue” in our Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicaid reimbursement.

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections. Our provision for doubtful accounts was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2005	2006

First Quarter	$22.9	$68.4
Second Quarter	41.3	N/A
Third Quarter	63.9	N/A
Fourth Quarter	62.1	N/A

	$190.2	$68.4

The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our quarterly self-pay revenues for the periods presented (in millions):

	Self-Pay Revenues
	2005	2006

First Quarter	$24.2	$73.6
Second Quarter	47.6	N/A
Third Quarter	71.5	N/A
Fourth Quarter	66.7	N/A

	$210.0	$73.6

Our revenues decrease when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under the hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs for the periods presented (in millions):

	Charity and Indigent Care Write-Offs
	2005	2006

First Quarter	$1.8	$6.1
Second Quarter	5.6	N/A
Third Quarter	7.6	N/A
Fourth Quarter	9.0	N/A

	$24.0	$6.1

The following table shows our revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in
	Accounts Receivable
	2005	2006

March 31	37.2	40.3
June 30	37.6	N/A
September 30	42.0	N/A
December 31	42.3	N/A

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2005	March 31, 2006

Insured receivables	40.6%	40.1%
Uninsured receivables (including copayments and deductibles)	59.4	59.9

	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2005	March 31, 2006

0 to 60 days	51.4%	51.5%
61 to 150 days	20.9	20.7
Over 150 days	27.7	27.8

	100.0%	100.0%

We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Substantial Indebtedness. We have substantial indebtedness. Our consolidated debt was $1,516.2 million as of March 31, 2006, and we incurred $23.2 million of interest expense in the quarter ended March 31, 2006. We estimate we will incur a higher amount of interest expense in 2006 because of increasing interest rates. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of March 31, 2006 and believe we will be in compliance with these throughout 2006. It is not our intent to maintain large cash balances, and we will focus on reducing our indebtedness during 2006.

•	Start-up Costs at Our Two De Novo Hospitals. Each of our two newly-constructed hospitals, Valley View Medical Center in Fort Mohave, Arizona and Coastal Carolina Medical Center in Hardeeville, South Carolina has incurred significant start-up costs and will attempt to build market share over time. In addition, as of the date of this report, we have not received Medicare certification at Valley View Medical Center. We cannot bill Medicare and Medicaid for services provided until we receive the Medicare certification. As a result, these de novo facilities have decreased our earnings and profitability in the quarter ended March 31, 2006 by $0.07 per diluted share, and are expected to adversely affect our earnings in the remainder of 2006.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. The medical staffs at our hospitals are typically small and our revenues may be negatively affected by the loss of one or more of our physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. We plan to spend $35.2 million to recruit approximately 182 new admitting physicians during 2006. For the quarter ended March 31, 2006, we recruited 59 new admitting physicians and spent $5.8 million in cash on physician recruitment.

A summary of activity related to our admitting physicians during the quarter ended March 31, 2006 is as follows:

Admitting
Physicians

December 31, 2005	1,832
Recruited and started	14
Departed	(14)

March 31, 2006	1,832

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that the staffing issues related to nurses and other clinical personnel will continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in Professional and General Liability Costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. During 2005, we significantly increased the number of hospitals we operated. This resulted in significant increases in information technology costs and we expect that such costs will continue to increase significantly as we integrate our recent acquisitions onto the HCA-IT systems. We plan to convert between seven to nine hospitals to the Meditech patient accounting system in 2006. We have already completed four of these Meditech patient accounting system conversions as of March 31, 2006. Incremental expenses related to the HCA-IT systems conversions were approximately $1.3 million during the quarter ended March 31, 2006.

Outlook

We expect to increase our revenues and net income by selectively acquiring hospitals and improving the operating results of the hospitals we currently own and operate. We plan to adhere to our acquisition strategy as we seek to acquire hospitals selectively. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies. Our recent acquisitions will require significant attention from our management to integrate the business practices and operations of these newly acquired hospitals.

By successfully focusing on each of the above-mentioned key challenges, we anticipate increasing our revenues and profitability on both a short-term and long-term basis. Each of these challenges is intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes through physician recruiting and retention while controlling the costs of providing services.

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Part I, Item 1. Business, “Sources of Revenue” in our 2005 Annual Report on Form 10-K contains a detailed discussion of our revenue sources.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2005 Annual Report on Form 10-K and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition and allowance for contractual discounts;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

New Critical Accounting Estimate

Accounting for Stock-based Compensation

We issue stock options and other stock-based awards to our key employees and directors under various shareholder-approved stock-based compensation plans. We currently have three types of stock-based awards outstanding under these plans-stock options, nonvested stock and deferred stock units. Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of APB No. 25, as permitted by SFAS No. 123. We recorded no stock-based employee compensation expense for options granted under our stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our ESPP as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, prior to January 1, 2006, we disclosed our pro forma net income or loss and pro forma net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that we recorded for continuing operations in accordance with SFAS No. 123(R) for the three months ended March 31, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

Three Months Ended
March 31, 2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.3
Income tax benefit	(0.5)

Reduction of income from continuing operations	$0.8

Reduction of income per share from continuing operations:
Basic	$0.01

Diluted	$0.01

We recorded $3.2 million in stock-based compensation expense for the three months ended March 31, 2006. The $3.2 million amount consists of $1.3 million in compensation expense for stock options and $1.9 million in compensation expense for nonvested stock. We estimate that our total stock-based compensation expense, which includes stock options and nonvested stock, will be approximately $13.3 million, or $0.14 per diluted share, for the period of April 1, 2006 to December 31, 2006. We recorded $0.5 million in stock-based compensation expense for nonvested stock for the three months ended March 31, 2005. The Company did not capitalize any stock-based compensation cost for the three months ended March 31, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.1 million and $1.3 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, there was $48.3 million of total unrecognized compensation cost related to all of our stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

Companies have had to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (1) estimate the number of awards for which it is probable that the requisite service will be rendered; and (2) update that estimate as new information becomes available through the vesting date. We have historically recognized our pro-forma stock option expense using an estimated forfeiture rate. However, we also had a policy (pre-January 1, 2006) of recognizing the effect of forfeitures as they occurred for our nonvested stock. Under SFAS No. 123(R), we were required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted), as of January 1, 2006, to adjust our compensation cost for those nonvested awards that are not expected to vest. This is reported in our condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), we presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, we reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on our balance sheet.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the three months ended March 31, 2006.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on the effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

Change in Stock Option Valuation Model

In January 2006, we changed from the BSM option valuation model to a lattice-based option valuation model, the HW-II. We consider the HW-II preferable to the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term are material, and are only clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of our unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three months ended March 31, 2006.

As of March 31, 2006, there was $16.6 million of total unrecognized compensation cost related to stock option compensation arrangements under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.5 years.

Valuation

We estimated the fair value of stock options granted during the three months ended March 31, 2006 using the HW-II lattice option valuation model and a single option award approach. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the quarter ended March 31, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The table below shows the weighted average assumptions we used to develop the fair value estimates under our option valuation model. We did not grant any stock options during the three months ended March 31, 2005.

	Three Months Ended
	2005	2006

Expected volatility	N/A	33.0%
Risk free interest rate (range)	N/A	4.38% - 4.69%
Expected dividends	N/A	—
Average expected term (years)	N/A	5.4

Population Stratification

Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have stratified our employee population into two groups, (a) “Insiders”, who are the Section 16 filers under SEC rules; and (b) “Non-insiders,” who are the rest of the employee population. We derived this stratification based on the analysis of our historical exercise patterns, excluding certain extraordinary events.

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is still an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006 we estimate the volatility of our common stock at the date of grant based on both historical volatility and implied volatility from traded options on our common stock, consistent with SFAS No. 123(R) and SAB 107.

Risk-Free Interest Rate

Lattice models require risk-free interest rates for all potential times of exercise obtained by using a grant-date yield curve. A lattice model would therefore require the yield curve for the entire time period during which employees might exercise their options. We base the risk-free rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Expected Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires us to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have used historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we also used an estimated forfeiture rate.

Post-Vesting Cancellations

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. We used historical data to estimate post-vesting cancellations.

Expected Term

SFAS No. 123(R) calls for an “extinguishment” calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from cancellation (post-vesting) or expiration at the contractual term. Expected term is an output in lattice models so we do not have to determine this amount.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of our common stock on the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods, which is three to five years.

During the three months ended March 31, 2006, we granted 117,500 shares of nonvested stock awards to certain senior executives. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of our common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of March 31, 2006, there was $31.7 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.2 years.

Comparable Disclosures

As discussed above, we accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the three months ended March 31, 2006. Prior to January 1, 2006, we accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, we recorded stock-based compensation expense for our nonvested stock and did not record stock-based compensation expense for our stock options and ESPP for the three months ended March 31, 2005. The following table illustrates the effect on our net income and net income per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2006

Net income, as reported in prior period(a)	$25.8
Add: Stock-based compensation expense included in reported net income, net of income taxes	0.3
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(1.7)

Net income, including stock-based compensation(c)	24.4	38.1
Interest on Convertible Notes, net of taxes	1.7	—

Net income used for diluted earnings per share	$26.1	$38.1

Net income per share:
Basic — as reported in prior period(a)	$0.68

Basic — including stock-based compensation(c)	$0.64	$0.69

Diluted — as reported in prior period(a)	$0.63

Diluted — including stock-based compensation(c)	$0.60	$0.68

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and our ESPP because we did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

Results of Operations

The following definitions apply throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Admissions.  Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

bps.  Basis point change.

Continuing operations.  Continuing operations information excludes the operations of hospitals that are classified as discontinued operations.

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

Same-hospital.  Same-hospital information excludes the operations of hospitals that we acquired or sold during the periods presented. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three months ended March 31, 2005 and 2006 (dollars in millions):

	Three Months Ended March 31,
	2005		2006
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$272.0	100.0%	$589.6	100.0%
Salaries and benefits	109.6	40.4	231.1	39.2
Supplies	35.9	13.2	82.7	14.0
Other operating expenses	44.8	16.4	95.7	16.2
Provision for doubtful accounts	22.9	8.4	68.4	11.6
Depreciation and amortization	13.2	4.8	31.9	5.5
Interest expense, net	2.4	0.9	23.2	3.9

	222.8	84.1	533.0	90.4

Income from continuing operations before minority interests and income taxes	43.2	15.9	56.6	9.6
Minority interests in earnings of consolidated entities	0.3	0.1	0.3	—

Income from continuing operations before income taxes	42.9	15.8	56.3	9.6
Provision for income taxes	17.1	6.3	22.5	3.9

Income from continuing operations	$25.8	9.5%	$33.8	5.7%

For the Quarters Ended March 31, 2005 and 2006

Revenues

The increase in revenues for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily the result of the Province business combination as well as the 2005 Acquisitions. The following table shows the sources of our revenues and the key drivers of our revenues (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended			%
	March 31,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Revenues:
Same-hospital	$271.6	$282.2	$10.6	3.9%
Former Province hospitals	—	250.7	250.7	N/M
2005 Acquisitions	—	56.7	56.7	N/M
Other	0.4	—	(0.4)	(100.0)

	$272.0	$589.6	$317.6	116.8

Admissions:
Same-hospital	25,444	24,355	(1,089)	(4.3)
Continuing operations	25,444	47,842	22,398	88.0
Equivalent admissions:
Same-hospital	48,852	47,224	(1,628)	(3.3)
Continuing operations	48,852	91,235	42,383	86.8
Revenues per equivalent admission:
Same-hospital	$5,560	$5,975	$415	7.5
Continuing operations	$5,560	$6,463	$903	16.2
Medicare case mix index:
Same-hospital	1.19	1.22	0.03	2.5
Continuing operations	1.19	1.24	0.05	4.2
Average length of stay (days):
Same-hospital	4.1	4.2	0.1	2.4
Continuing operations	4.1	4.3	0.2	4.9
Inpatient surgeries:
Same-hospital	6,596	6,681	85	1.3
Continuing operations	6,596	13,534	6,938	105.2
Outpatient surgeries:
Same-hospital	19,197	18,310	(887)	(4.6)
Continuing operations	19,197	34,018	14,821	77.2
Emergency room visits:
Same-hospital	110,114	106,968	(3,146)	(2.9)
Continuing operations	110,114	204,913	94,799	86.1
Outpatient factor:
Same-hospital	1.92	1.94	0.02	1.0
Continuing operations	1.92	1.91	(0.01)	(0.5)

	Three Months Ended				%
	March 31,		Increase		Increase
	2005	2006	(Decrease)		(Decrease)

Outpatient revenues as a percentage of total revenues:
Same-hospital	49.5%	49.9%	40	bps	N/M
Continuing operations	49.4%	48.6%	(80	)bps	N/M

Inpatient Revenues

In spite of a decrease in our same-hospital admissions, our same-hospital inpatient revenues increased by 3.1% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. This inpatient revenue growth was primarily the result of a 7.5% increase in our same-hospital revenues per equivalent admission and a 1.3% increase in our same-hospital inpatient surgeries. We experienced a decrease of approximately 14.0% in same-hospital respiratory related (flu) admissions for the quarter ended March 31, 2006 as compared to the same period last year.

Outpatient Revenues

Our same-hospital outpatient revenues for the quarter ended March 31, 2006 increased by 4.7% as compared to the quarter ended March 31, 2005 despite a 4.6% decrease in same-hospital outpatient surgeries and a 2.9% decrease in emergency room visits. The outpatient revenue growth was largely driven by increases in radiology revenues, laboratory revenues and pharmacy revenues. These revenue increases were partially offset by the decrease in same-hospital outpatient surgery revenues. We plan to focus on physician recruitment and retention during the remainder of 2006 to reverse the negative trend in our outpatient surgeries.

Other

Adjustments to estimated reimbursement amounts increased our revenues by $1.8 million and $2.4 million for the quarters ended March 31, 2005 and 2006, respectively.

The following table shows the sources of our revenues for the quarters ended March 31 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2005	2006	2005	2006

Medicare	38.2%	36.3%	38.3%	37.0%
Medicaid	10.8	9.3	10.7	9.9
HMOs, PPOs and other private insurers	37.6	37.9	37.7	38.8
Self-Pay	8.9	12.5	8.9	10.1
Other	4.5	4.0	4.4	4.2

	100.0%	100.0%	100.0%	100.0%

Expenses

Salaries and Benefits

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits (dollars in millions):
Salaries and wages	$83.2	30.6%	$174.1	29.5%	$90.9	109.2%
Stock-based compensation	0.5	0.2	3.2	0.5	2.7	516.6
Employee benefits	20.6	7.6	38.6	6.6	18.0	87.5
Contract labor	2.7	1.0	10.9	1.9	8.2	298.4
ESOP expense	2.6	1.0	4.3	0.7	1.7	58.4

	$109.6	40.4%	$231.1	39.2%	$121.5	110.5

Continuing operations:
Man-hours per equivalent admission	79.2	N/A	88.3	N/A	9.1	11.5
Salaries and benefits per equivalent admission	$2,039	N/A	$2,394	N/A	$355	17.4
Corporate office salaries and benefits (dollars in millions)	$6.9	2.5%	$10.3	1.7%	$3.4	49.1

Same-hospital (dollars in millions):
Salaries and wages	$78.0	28.7%	$80.1	28.4%	$2.1	2.7
Stock-based compensation	—	—	0.5	0.2	0.5	N/M
Employee benefits	19.7	7.3	20.4	7.2	0.7	3.9
Contract labor	2.6	1.0	2.8	1.0	0.2	4.9
ESOP expense	2.6	0.9	2.0	0.7	(0.6)	(22.9)

	$102.9	37.9%	$105.8	37.5%	$2.9	2.8

Same-hospital:
Man-hours per equivalent admission	79.2	N/A	81.5	N/A	2.3	2.9
Salaries and benefits per equivalent admission	$2,039	N/A	$2,219	N/A	$180	8.8

Our salaries and benefits increased for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased on both a continuing operations and same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the 2005 Acquisitions. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006 and the additional nonvested stock awards outstanding during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our condensed consolidated statement of operations, which was approximately $1.3 million during the quarter ended March 31, 2006. Please refer to the section entitled “New Critical Accounting Estimate” in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations and Note 7 included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Supplies

	Three Months Ended				%
	March 31,		Increase		Increase
	2005	2006	(Decrease)		(Decrease)

Continuing operations:
Supplies (dollars in millions)	$35.9	$82.7	$46.8		130.4%
Supplies as a percentage of revenues	13.2%	14.0%	80	bps	N/M
Supplies per equivalent admission	$730	$904	$174		24.0%
Same-hospital:
Supplies (dollars in millions)	$35.8	$36.7	$0.9		2.5%
Supplies as a percentage of revenues	13.2%	13.0%	(20	)bps	N/M
Supplies per equivalent admission	$730	$777	$47		6.5%

Our supplies expense increased for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 as a result of the Province business combination and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to cardiology, pharmacy, orthopaedic implants, blood and laboratory. In addition, we experienced higher supply costs as a percentage of revenues at our 2005 Acquisitions than at our other hospitals.

Other Operating Expenses

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses (dollars in millions):
Professional fees	$3.5	1.3%	$9.6	1.6%	$6.1	177.3%
Utilities	4.4	1.6	12.1	2.0	7.7	171.3
Repairs and maintenance	5.4	2.0	11.2	1.9	5.8	106.5
Rents and leases	2.4	0.9	5.8	1.0	3.4	139.9
Insurance	2.6	1.0	6.5	1.1	3.9	152.9
HCA-IT expense	4.5	1.7	6.8	1.1	2.3	49.8
Physician recruiting	3.4	1.3	5.0	0.9	1.6	47.4
Contract services	8.9	3.2	20.4	3.5	11.5	131.0
Non-income taxes	4.5	1.6	7.6	1.3	3.1	70.3
Other	5.2	1.8	10.7	1.8	5.5	102.4

	$44.8	16.4%	$95.7	16.2%	$50.9	113.4

Corporate office other operating expenses (dollars in millions)	$2.9	1.1%	$5.7	1.0%	$2.8	92.3

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Same-hospital other operating expenses (dollars in millions):
Professional fees	$3.4	1.2%	$3.7	1.3%	$0.3	10.5
Utilities	4.4	1.6	5.4	1.9	1.0	21.6
Repairs and maintenance	5.4	2.0	5.7	2.0	0.3	5.7
Rents and leases	2.2	0.8	2.6	0.9	0.4	16.7
Insurance	2.2	0.8	2.0	0.7	(0.2)	(11.3)
HCA-IT expense	4.4	1.6	4.5	1.6	0.1	3.4
Physician recruiting	3.4	1.3	3.1	1.1	(0.3)	(9.7)
Contract services	8.4	3.1	8.8	3.1	0.4	4.9
Non-income taxes	4.4	1.6	4.2	1.5	(0.2)	(5.2)
Other	3.7	1.4	3.4	1.3	(0.3)	(6.6)

	$41.9	15.4%	$43.4	15.4%	$1.5	3.6

Our other operating expenses are generally not volume driven. The large increase in other operating expenses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, was attributable to the Province business combination and the 2005 Acquisitions. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA-IT systems and additional information system conversion fees as a result of our recent acquisitions. In addition, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices. This trend of higher natural gas and oil prices can negatively affect our earnings in the future. Our professional and general liability insurance expense increased from $1.8 million during the quarter ended March 31, 2005 to $5.2 million during the quarter ended March 31, 2006, as a result of the Province business combination and the 2005 Acquisitions.

As discussed in Note 4 of our condensed financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $0.7 million and increased our diluted earnings per share by $0.01 for the quarter ended March 31, 2006.

Provision for Doubtful Accounts

	Three Months Ended
	March 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)

Continuing operations (dollars in millions):
Provision for doubtful accounts	$22.9	$68.4	$45.5		199.9%
Percentage of revenue	8.4%	11.6%	320	bps	N/M
Charity care write-offs	$1.8	$6.1	$4.3		235.6%
Same-hospital (dollars in millions):
Provision for doubtful accounts	$22.9	$29.4	$6.5		28.7%
Percentage of revenues	8.4%	10.4%	200	bps	N/M
Charity care write-offs	$1.8	$2.4	$0.6		32.7%

The provision for doubtful accounts relates primarily to self-pay amounts due from patients. Our self-pay revenues increased for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 as a result of the changes in the eligibility requirements of the Tennessee, Texas and the Mississippi Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision for doubtful accounts as a percentage of revenues was higher at the former Province hospitals (13.0%), WCCH (12.4%) and DRMC (11.2%) than we have historically incurred at our other hospitals. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2005 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Same-hospital depreciation and amortization expense increased as a result of capital improvements at some of our facilities. The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Three Months Ended
	March 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Same-hospital	$13.0	$13.8	$0.8	9.3%
Former Province hospitals	—	14.2	14.2	N/M
2005 Acquisitions	—	3.3	3.3	N/M
Corporate office	0.2	0.6	0.4	240.1

	$13.2	$31.9	$18.7	145.1

Interest Expense

	Three Months Ended
	March 31,		Increase
	2005	2006	(Decrease)

Interest expense (dollars in millions):
Prior bank credit facility, including commitment fees	$0.2	$—	$(0.2)
Senior credit facility, including commitment fees	—	20.2	20.2
4 1/2% convertible notes	2.5	—	(2.5)
7 1/2% senior subordinated notes	—	0.1	0.1
3 1/4% convertible notes	—	1.8	1.8
Other	—	0.3	0.3

	2.7	22.4	19.7
Amortization of deferred loan costs	0.4	1.3	0.9
Less:
Discontinued operations interest expense allocation	—	(0.1)	(0.1)
Interest income	(0.2)	(0.3)	(0.1)
Capitalized interest	(0.5)	(0.1)	0.4

	$2.4	$23.2	$20.8

The increase in interest expense during the quarter ended March 31, 2006 as compared to the same period in 2005 was a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $221.0 million during the three months ended March 31, 2005 to $1,516.2 million during the same period in 2006. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2005	2006	(Decrease)

Provision for income taxes (in millions)	$17.1	$22.5	$5.4
Effective income tax rate	39.8%	40.0%	20bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the quarter ended March 31, 2006 as compared to the same period in 2005.

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

The following table presents summarized cash flow information for the three months ended March 31 for the periods indicated (in millions):

	2005	2006

Net cash flows provided by continuing operating activities	$61.0	$55.6
Less: Purchase of property and equipment	(27.1)	(50.1)

Free operating cash flow	33.9	5.5
Acquisitions	(2.0)	(3.5)
Proceeds from sale of hospitals	32.5	19.9
Proceeds from borrowings	—	10.0
Payments on borrowings	—	(10.0)
Proceeds from exercise of stock options	10.6	0.3
Other	0.5	0.9
Cash flows from operations provided by (used in) discontinued operations	0.1	(0.4)

Net increase in cash and cash equivalents	$75.6	$22.7

The decrease in our free operating cash flow for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 is the result of higher interest and tax payments during the quarter ended March 31, 2006. In addition, we had more construction projects during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, which results in an increase in capital expenditures.

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our condensed consolidated statements of cash flows presented in our condensed consolidated financial statements included elsewhere in this report.

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	March 31,
	2005	2006

Total current assets	$433.3	$460.0
Total current liabilities	230.1	223.7

Net working capital	$203.2	$236.3

Current ratio	1.88	2.06

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures for the three months ended March 31 for the periods indicated (in millions):

	2005	2006

Capital projects	$17.8	$30.4
Routine	4.7	14.1
Purchase of buildings	3.2	—
Information systems	1.4	5.6

	$27.1	$50.1

Depreciation expense	$12.9	$31.5

Ratio of capital expenditures to depreciation expense	210.1%	159.0%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	Balance as of			Balance as of
	December 31,	Proceeds from	Payments of	March 31,
	2005	Debt Borrowings	Borrowings	2006

Senior Credit Facility:
Term B Loans	$1,281.9	$—	$—	$1,281.9
Revolving loan(a)	—	10.0	(10.0)	—
Province’s 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province’s 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	225.0
Other, including capital leases	3.2	—	(0.1)	3.1

	$1,516.3	$10.0	$(10.1)	$1,516.2

(a)	Represents amount we borrowed and repaid for general corporate purposes.

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	March 31,	Increase
	2005	2006	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,515.8	1,515.7	(0.1)

Total debt	1,516.3	1,516.2	(0.1)
Total stockholders’ equity	1,287.8	1,332.4	44.6

Total capitalization	$2,804.1	$2,848.6	44.5

Total debt to total capitalization	54.1%	53.2%	(90	)bps

Percentage of:
Fixed rate debt	15.5%	15.5%
Variable rate debt	84.5	84.5

	100.0%	100.0%

Percentage of:
Senior debt	84.8%	84.8%
Subordinated debt	15.2	15.2

	100.0%	100.0%

Capital Resources

Senior Secured Credit Facilities

On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents, and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). The Credit Agreement provides for secured term B loans of up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provided that we may request additional tranches of Term B Loans of up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $250.0 million as of March 31, 2006.

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

In connection with the Province business combination, we made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. As of March 31, 2006, the applicable annual interest rate under the Term B Loans was approximately 6.19%. The six month Adjusted LIBO Rate was 4.56% at March 31, 2006. The weighted average applicable annual interest rate for the three months ended March 31, 2006 under the Term B Loans was 6.19%.

The outstanding principal balances of the Term B Loans were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, we made early installment payments under the Term B Loans totaling $118.1 million during the year ended December 31,

2005. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,281.9 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances, and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement.

During March 2006, we borrowed $10.0 million under the Credit Agreement for general corporate purposes. The outstanding principal and interest were repaid before the end of March 2006.

The Credit Agreement requires us to satisfy certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum total leverage ratio, as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts spent on capital expenditures. Such amounts cannot exceed 12% of revenues for period ending December 31, 2006, and cannot exceed 10% thereafter.

The financial covenant requirements and ratios are as follows:

		Level at
		March 31,
	Requirement	2006

Minimum Interest Coverage Ratio	≥3.50:1.00	5.24
Maximum Total Leverage Coverage Ratio	≤4.75:1.00	3.49

In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions, and effect sale leaseback transactions.

An amendment to the Credit Agreement provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300.0 million to $600.0 million and certain other amendments and clarifications.

As of March 31, 2006, we had $21.1 million in letters of credit outstanding under the revolving loans. Of this amount, $21.0 million was related to the self-insured retention level of our general and professional liability insurance and worker’s compensation programs as security for payment of claims, and $0.1 million was related to certain utility companies. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $378.9 million as of March 31, 2006.

Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our costs of borrowings.

Debt Ratings

Our debt is rated by two credit rating agencies designated as Nationally Recognized Statistically Rating Organizations by the SEC:

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

The remaining $6.1 million outstanding principal amount of the 7 1/2% Notes bears interest at the rate of 7 1/2%, payable semi-annually on June 1 and December 1. We may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.

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

3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025

On August 10, 2005, we sold $225.0 million of our 3 1/4% Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay the indebtedness under the Senior Subordinated Credit Agreement, and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.

The 3 1/4% Debentures are convertible (subject to certain limitations imposed by our Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures has been called for redemption; or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as defined in the indenture governing the securities (“conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. In certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible because of the Credit Agreement, and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.

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

The indenture for the 3 1/4% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, incurring senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3 1/4% Debentures in the event of a highly leveraged transaction or fundamental change.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period of April 1, 2006 to December 31, 2006 to be in a range of $130.0 million to $160.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2006, we had projects under construction with an estimated cost to complete and equip of approximately $91.3 million. See Note 8 to the condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

Our business strategy contemplates the selective acquisition of additional hospitals and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the quarter ended March 31, 2006, there were no material changes in our contractual obligations presented in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $21.1 million as of March 31, 2006. Of the $21.1 million outstanding, $21.0 of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims, and $0.1 million relates to obligations to certain utility companies.

Recently Issued Accounting Pronouncements

Please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 8 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	integration of our recent acquisitions;

•	future financial performance and condition;

•	future liquidity and capital resources;

•	future cash flows;

•	existing and future debt and equity structure;

•	competition with other hospitals;

•	our compliance with federal, state and local regulations;

•	compliance with our corporate integrity agreement;

•	our payment of dividends;

•	future acquisitions and dispositions;

•	de novo facilities;

•	tax-related liabilities;

•	reimbursement changes;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	the completion of projects under construction;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact of new accounting standards; and

•	physician recruiting and retention.

There are several factors, many beyond our control, that could cause results to differ significantly from our expectations. Part I, Item 1A. Risk Factors of our 2005 Annual Report on Form 10-K contains a summary of these factors. Any factor described in our 2005 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2005 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	problems that may arise in integrating the Province hospitals and our other acquired hospitals;

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures, including those required by our corporate integrity agreement;

•	our ability to manage healthcare risks and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	our ability to improve the operations of our de novo hospitals;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our operating or expansion strategy;

•	changes in our liquidity or the amount or terms of our indebtedness and in our debt credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve and changes in the manner in which employers provide healthcare coverage to their employees;

•	our reliance on information technology systems maintained by HCA-IT;

•	possible adverse rulings, judgments, settlements and other outcomes of pending litigation;

•	the costs of complying with the Americans with Disabilities Act and the related litigation; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of March 31, 2006, we had outstanding debt of $1,516.2 million, 84.5% or $1,281.9 million of which was subject to variable rates of interest. As of March 31, 2006, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $225.0 million 3 1/4% Debentures was approximately $192.1 million, based on the quoted market prices at March 31, 2006.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $12.8 million as of March 31, 2006. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On April 10, 2006, Accipiter Life Sciences Fund, L.P. (“Accipiter”) filed an action against us and our directors in the Delaware Court of Chancery. The complaint alleges, among other things, that our directors breached their fiduciary duties by enforcing our advance notification bylaw in connection with Accipiter’s attempt to nominate directors to our board of directors. Accipiter seeks, among other things, to enjoin us from proceeding with our 2006 Annual Meeting of Stockholders without first waiving the advance notification bylaw and permitting Accipiter to solicit proxies on behalf of its nominees. On April 25, 2006, the Delaware Court of Chancery denied Accipiter’s motion for a preliminary injunction in connection with our 2006 Annual Meeting of Stockholders. We believe the suit is without merit and we intend to defend it vigorously.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)
3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc.(a)
4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(b)
4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(b)
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(b)
10.1	Second Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan
10.2	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan
10.3	Form of LifePoint Hospitals, Inc. Outside Directors Restricted Stock Agreement
10.4	Certain senior executive officer compensation information(c)
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(b)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251.

(c)	Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated March 1, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 27, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)
3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc.(a)
4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(b)
4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(b)
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(b)
10.1	Second Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan
10.2	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan
10.3	Form of LifePoint Hospitals, Inc. Outside Directors Restricted Stock Agreement
10.4	Certain senior executive officer compensation information(c)
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(b)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(c)	Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated March 1, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.