Form 10-Q
period 2006-06-30
LIFEPOINT HOSPITALS, INC.
filed 2006-07-27
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 57,299,788.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67
Item 4.	Controls and Procedures	67

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk factors	68
Item 4.	Submission of Matters to a Vote of Security Holders	68
Item 6.	Exhibits	69
EX-10.5 STOCK PURCHASE AGREEMENT 07/14/05
EX-10.6 AMENDMENT NO.1 TO THE STOCK PURCHASE AGREEMENT 06/02/06
EX-10.7 REPURCHASE AGREEMENT 06/30/06
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenues	$464.4	$569.2	$736.4	$1,158.8

Salaries and benefits	184.4	228.8	294.0	459.9
Supplies	60.1	77.9	96.0	160.6
Other operating expenses	78.8	101.8	123.6	197.5
Provision for doubtful accounts	41.1	59.0	64.0	127.4
Depreciation and amortization	26.6	16.0	39.8	47.9
Interest expense, net	15.4	24.5	17.8	47.7
Debt retirement costs	10.0	—	10.0	—
Transaction costs	44.6	—	44.6	—

	461.0	508.0	689.8	1,041.0

Income from continuing operations before minority interests and income taxes	3.4	61.2	46.6	117.8
Minority interests in earnings of consolidated entities	0.2	0.4	0.5	0.7

Income from continuing operations before income taxes	3.2	60.8	46.1	117.1
Provision for income taxes	6.3	24.4	23.4	46.9

Income (loss) from continuing operations	(3.1)	36.4	22.7	70.2

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	0.6	(1.3)	1.4	(1.5)
Impairment of assets	(4.7)	—	(4.7)	—
Gain (loss) on sale of hospitals	0.1	(0.3)	(0.7)	3.5

Income (loss) from discontinued operations	(4.0)	(1.6)	(4.0)	2.0
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	0.7

Net income (loss)	$(7.1)	$34.8	$18.7	$72.9

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.65	$0.51	$1.26
Discontinued operations	(0.07)	(0.02)	(0.09)	0.04
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income (loss)	$(0.13)	$0.63	$0.42	$1.31

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.65	$0.50	$1.25
Discontinued operations	(0.07)	(0.03)	(0.09)	0.04
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income (loss)	$(0.13)	$0.62	$0.41	$1.30

Weighted average shares and dilutive securities outstanding:
Basic	51.8	55.6	44.8	55.5

Diluted	51.8	56.2	45.8	56.1

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	June 30,
	2005(1)	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30.4	$56.3
Accounts receivable, less allowances for doubtful accounts of $252.9 at December 31, 2005 and $287.3 at June 30, 2006	256.8	253.5
Inventories	56.9	58.6
Assets held for sale	22.0	—
Prepaid expenses	12.0	13.9
Deferred tax assets	44.2	52.6
Other current assets	11.0	12.8

	433.3	447.7
Property and equipment:
Land	64.4	73.7
Buildings and improvements	986.9	1,020.6
Equipment	540.3	533.8
Construction in progress (estimated cost to complete and equip after June 30, 2006 is $98.1)	77.8	63.9

	1,669.4	1,692.0
Accumulated depreciation	(373.1)	(417.2)

	1,296.3	1,274.8

Deferred loan costs, net	35.4	33.1
Intangible assets, net	4.2	13.6
Other	5.5	263.0
Goodwill	1,449.9	1,470.9

	$3,224.6	$3,503.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85.6	$73.2
Accrued salaries	58.7	59.5
Other current liabilities	85.3	84.0
Current maturities of long-term debt	0.5	0.7

	230.1	217.4

Long-term debt	1,515.8	1,760.0
Deferred income taxes	124.0	81.3
Professional and general liability claims and other liabilities	60.3	65.1

Minority interests in equity of consolidated entities	6.6	6.7

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,102,882 shares and 57,299,788 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	0.6	0.6
Capital in excess of par value	1,053.1	1,032.1
Unearned ESOP compensation	(9.7)	(8.0)
Unearned compensation on nonvested stock	(31.0)	—
Accumulated other comprehensive income	—	0.2
Retained earnings	274.8	347.7

	1,287.8	1,372.6

	$3,224.6	$3,503.1

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Cash flows from operating activities:
Net income (loss)	$(7.1)	$34.8	$18.7	$72.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	4.0	1.6	4.0	(2.0)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.7)
Stock-based compensation	1.7	2.6	2.2	5.8
ESOP expense (non-cash portion)	3.9	2.6	6.5	5.0
Depreciation and amortization	26.6	16.0	39.8	47.9
Amortization of deferred loan costs	1.2	1.4	1.6	2.7
Debt retirement costs	10.0	—	10.0	—
Transaction costs	44.6	—	44.6	—
Minority interests in earnings of consolidated entities	0.2	0.4	0.5	0.7
Deferred income taxes (benefit)	23.5	2.9	24.4	(0.2)
Reserve for professional and general liability claims, net	1.6	2.3	2.0	4.1
Excess tax benefits from employee stock plans	5.9	—	8.2	—
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(1.1)	5.5	(5.9)	(3.9)
Inventories and other current assets	0.5	(2.6)	3.4	(5.8)
Accounts payable and accrued expenses	(5.0)	12.3	(2.5)	(4.3)
Income taxes payable	(42.4)	(21.7)	(28.3)	(9.0)
Other	0.1	—	—	0.5

Net cash provided by operating activities — continuing operations	68.2	58.1	129.2	113.7
Net cash provided by (used in) operating activities — discontinued operations	3.1	0.2	3.2	(0.2)

Net cash provided by operating activities	71.3	58.3	132.4	113.5

Cash flows from investing activities:
Purchase of property and equipment	(33.3)	(44.9)	(60.4)	(95.0)
Acquisitions, net of cash acquired	(957.7)	(257.1)	(959.7)	(260.6)
Other	(0.2)	(0.3)	(0.6)	(0.6)

Net cash used in investing activities — continuing operations	(991.2)	(302.3)	(1,020.7)	(356.2)
Net cash provided by investing activities — discontinued operations (Proceeds from sale of hospitals)	—	7.7	32.5	27.6

Net cash used in investing activities	(991.2)	(294.6)	(988.2)	(328.6)

Cash flows from financing activities:
Proceeds from borrowings	1,592.0	250.0	1,592.0	260.0
Payments of borrowings	(709.2)	(10.0)	(709.2)	(20.0)
Proceeds from exercise of stock options	31.0	—	41.6	0.3
Proceeds from employee stock purchase plans	0.3	—	1.1	1.7
Payment of debt issue costs	(31.8)	—	(31.8)	(0.4)
Other	(3.6)	(0.5)	(3.5)	(0.6)

Net cash provided by financing activities	878.7	239.5	890.2	241.0

Change in cash and cash equivalents	(41.2)	3.2	34.4	25.9
Cash and cash equivalents at beginning of period	94.2	53.1	18.6	30.4

Cash and cash equivalents at end of period	$53.0	$56.3	$53.0	$56.3

Supplemental disclosure of cash flow information:
Interest payments	$23.0	$19.9	$23.5	$45.0

Capitalized interest	$0.8	$0.2	$1.2	$0.3

Income taxes paid, net	$19.4	$43.5	$20.0	$56.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
Unaudited
(Amounts in millions)

					Unearned	Accumulated
			Capital in	Unearned	Compensation	Other
	Common Stock		Excess of	ESOP	on Nonvested	Comprehensive	Retained
	Shares	Amount	Par Value	Compensation	Stock	Income	Earnings	Total

Balance at December 31, 2005	57.1	$0.6	$1,053.1	$(9.7)	$(31.0)	$—	$274.8	$1,287.8
Comprehensive income:
Net income	—	—	—	—	—	—	72.9	72.9
Net change in fair value of interest rate swap, net of tax expense of $0.1	—	—	—	—	—	0.2	—	0.2

Total comprehensive income								73.1

Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—	—
Non-cash ESOP compensation earned	—	—	3.3	1.7	—	—	—	5.0
Exercise of stock options, including tax benefits and other	—	—	0.2	—	—	—	—	0.2
Stock activity in connection with employee stock purchase plans	—	—	1.7	—	—	—	—	1.7
Stock-based compensation — nonvested stock	—	—	2.0	—	—	—	—	2.0
Stock-based compensation — stock options	—	—	2.8	—	—	—	—	2.8
Nonvested stock issued to key employees	0.2	—	—	—	—	—	—	—

Balance at June 30, 2006	57.3	$0.6	$1,032.1	$(8.0)	$—	$0.2	$347.7	$1,372.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc. is a holding company that owns, leases and operates general acute care hospitals in non-urban communities in the United States. Its subsidiaries own, lease and operate their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly owned and majority owned subsidiaries. Any reference herein to its hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.

At June 30, 2006, the Company operated 49 hospitals. The July 1, 2006 acquisition of four hospitals from HCA Inc. (“HCA”) increases the number of hospitals that the Company operates to 53. In all but four of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 19 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $14.5 million and $21.7 million for the three months ended June 30, 2005 and 2006, respectively, and $24.4 million and $38.3 million for the six months ended June 30, 2005 and 2006, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation. Effective January 1, 2006, the Company reclassified its ESOP expense into its salaries and benefits expense as its ESOP expense now consists partially of cash payments. ESOP expense for all prior periods has been reclassified to conform to the 2006 presentation. These reclassifications, along with the Company’s discontinued operations, have no impact on its total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Acquisitions

2006 Acquisitions

Effective July 1, 2006, the Company completed its previously announced acquisition of four hospitals from HCA for a purchase price of $239.0 million plus specific working capital, including inventory and the assumption of paid time off, as defined in the purchase agreement. The four facilities acquired include 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia; 155-bed Saint Francis Hospital, Charleston, West Virginia; and 369-bed Raleigh General Hospital, Beckley, West Virginia. The Company will classify St. Joseph’s Hospital and Saint Francis Hospital as assets held for sale/ discontinued operations, consistent with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS No. 144”) effective on the acquisition date of July 1, 2006. The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition, as further discussed in Note 9 herein. Because the Company paid for this acquisition on June 30, 2006, the amount paid for this acquisition, including working capital and direct transaction costs, is included as a deposit in the accompanying condensed consolidated balance sheet in the amount of $258.3 million, classified as other assets at June 30, 2006.

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

Pursuant to the Merger Agreement, on the Effective Date, the shares of common stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock. The Company issued 15.0 million shares of Company Common Stock and $586.3 million of cash to the existing stockholders and option holders of Province.

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

Management of the Company believes that the Province Business Combination provides and will continue to provide efficiencies and enhance LifePoint’s ability to compete effectively in complementary markets. As a result of the Province Business Combination, the Company is more geographically and financially diversified in its asset base. Management of the Company believes that the Company has greater resources and increased

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities for growth and margin expansion. The results of operations of Province are included in LifePoint’s results of operations beginning April 16, 2005.

Based on $42.79, the 20-day weighted average Historic LifePoint stock price as of April 12, 2005, and the number of shares of Province common stock outstanding on such date, LifePoint issued an aggregate of 15.0 million shares of Company Common Stock to Province stockholders and paid Province stockholders an aggregate of $586.3 million in cash, pursuant to the terms of the Merger Agreement.

The total purchase price of the Province Business Combination was as follows (in millions):

Fair value of Company Common Stock issued	$596.0
Cash	586.3
Fair value of assumed Province debt obligations	511.6
Severance and Province stock option costs	73.8
Direct transaction costs	30.5

$1,798.2

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

The purchase price allocation for the Province Business Combination was finalized during the second quarter of 2006. The Company engaged a third-party valuation firm that completed a valuation of acquired assets and assumed liabilities of the Province Business Combination.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$2.7
Accounts receivable, net	122.1
Inventories	21.0
Prepaid expenses	4.6
Other current assets	15.6
Property and equipment	575.6
Other long-term assets	15.8
Goodwill	1,175.9

Total assets acquired	1,933.3

Accounts payable	33.0
Accrued salaries	28.1
Other current liabilities	41.9
Long-term debt	511.6
Professional and general liability claims and other liabilities	30.1
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	646.7

Net assets acquired	$1,286.6

A significant amount of the goodwill will not be deductible for income tax purposes because of the structure of the Province Business Combination. Subsequent to the Province Business Combination, the Company committed to a disposal plan related to three of the hospitals acquired from Province as further discussed in Note 3.

In connection with the finalization of the purchase price allocation, the Company reduced the net deferred tax liabilities recorded in the preliminary purchase price allocation by $49.0 million, in accordance with SFAS No. 109, “Accounting for Income Taxes,” to remove the tax-deductible goodwill cumulative temporary difference and to account for adjustments made to the fair value of assets acquired and liabilities assumed in purchase accounting.

Other 2005 Acquisitions

On June 1, 2005, the Company completed its agreement with the Wythe County Community Hospital (“WCCH”) Board of Directors to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The lease was finalized with a payment of $49.8 million, including working capital, to WCCH. Goodwill totaled $20.4 million, all of which is expected to be deductible for tax purposes.

Effective July 1, 2005, the Company acquired 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $210.0 million. Goodwill totaled $137.4 million, all of which is expected to be deductible for tax purposes.

The acquisitions of WCCH and DRMC (the “2005 Acquisitions”) were accounted for using the purchase method of accounting. The purchase prices of the 2005 Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values as determined by a third-party valuation firm.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Final Valuations of Fixed Assets

In connection with the finalization of the purchase price allocations of both DRMC and Province, the Company recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million, net of income taxes) or $0.14 per diluted share, during the three and six months ended June 30, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Note 3.	Discontinued Operations

Three Former Province Hospitals

During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination. These three hospitals are Medical Center of Southern Indiana (“MCSI”) located in Charlestown, Indiana; Ashland Regional Medical Center (“Ashland”) located in Ashland, Pennsylvania; and Palo Verde Hospital located in Blythe, California. The Company divested Palo Verde Hospital on December 31, 2005 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. The Company completed the sale of both MCSI and Ashland to Saint Catherine Healthcare effective May 1, 2006, and recognized a loss of approximately $0.3 million, net of income taxes, on the sale during the three months ended June 30, 2006.

The Company has designated these three hospitals acquired in the Province Business Combination as discontinued operations, consistent with provisions of SFAS No. 144. The results of operations, net of taxes, of these three hospitals are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144.

Smith County Memorial Hospital

On February 3, 2006, the Company announced that it entered into a definitive agreement to sell Smith County Memorial Hospital (“Smith County”), which is located in Carthage, Tennessee, to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain on the sale of approximately $3.8 million, net of income taxes ($0.07 per diluted share) during the three months ended March 31, 2006.

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

The results of operations, net of income taxes, of Bartow and Smith County are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Discontinued Operations

The revenues and income (loss) before income taxes of discontinued operations for the three and six months ended June 30, 2005 and 2006 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenues	$16.3	$2.6	$29.6	$13.4
Income (loss) before income taxes	0.7	(2.1)	2.4	(2.4)

The assets of the discontinued operating facilities were reported as assets held for sale prior to disposal in the accompanying condensed consolidated balance sheets and were comprised of primarily property and equipment. The Company allocated $0.1 million and $0.2 million of interest expense to discontinued operations for the six months ended June 30, 2005 and 2006, respectively. The Company calculated the allocation of interest based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt.

The table below presents the changes in the Company’s assets held for sale for the six months ended June 30, 2006 (in millions):

	Current	Property and
	Assets	Equipment	Goodwill	Total

Balance at December 31, 2005	$1.6	$14.7	$5.7	$22.0
Sale of Smith County	(0.3)	(6.0)	(5.7)	(12.0)
Sale of MCSI and Ashland	(1.3)	(8.7)	—	(10.0)

Balance at June 30, 2006	$—	$—	$—	$—

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2005 and did not incur an impairment charge.

The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2006 (in millions):

Balance at December 31, 2005	$1,449.9
Consideration adjustments and adjustments to purchase price allocations for acquisitions	21.0

Balance at June 30, 2006	$1,470.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total

Contract-based physician minimum revenue guarantees:
Balance at December 31, 2005	$—	$—	$—
Additions	9.2	—	9.2
Amortization expense	—	(0.2)	(0.2)

Balance at June 30, 2006	$9.2	$(0.2)	$9.0

Certificates of need:
Balance at December 31, 2005	$1.4	$—	$1.4
Additions	1.2	—	1.2

Balance at June 30, 2006	$2.6	$—	$2.6

Non-competition agreements:
Balance at December 31, 2005	$5.9	$(3.1)	$2.8
Adjustments	(0.1)	—	(0.1)
Amortization expense	—	(0.7)	(0.7)

Balance at June 30, 2006	$5.8	$(3.8)	$2.0

Total intangible assets:
Balance at December 31, 2005	$7.3	$(3.1)	$4.2
Additions/Adjustments	10.3	—	10.3
Amortization expense	—	(0.9)	(0.9)

Balance at June 30, 2006	$17.6	$(4.0)	$13.6

Contract-based Physician Minimum Revenue Guarantees

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”), which served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example and another one in FSP FIN 45-3 are similar to certain of the Company’s physician recruiting commitments, the Company believes it falls under the accounting guidance of the interpretation.

FSP FIN 45-3 is effective for new physician minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. For physician minimum revenue guarantees issued before January 1, 2006, the Company expensed the advances as they were paid to

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the physicians, which was typically over a period of one year. Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortizes the contract-based intangible asset to physician recruiting expense over the period of the physician contract, which is typically five years. As of June 30, 2006, the Company’s liability balance for contract-based physician minimum revenue guarantees was $6.4 million, which is included in other current liabilities on the Company’s condensed consolidated balance sheet.

The following table summarizes the impact of adopting FSP FIN 45-3 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Increase of income from continuing operations before income taxes (included in other operating expenses)	$1.7	$2.4
Provision for income taxes	(0.7)	(1.0)

Increase of income from continuing operations	$1.0	$1.4

Increase of income per share from continuing operations:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Certificates of Need and Non-Competition Agreements

Certificates of need are issued by certain state governments to the hospitals owned by the Company located in such states. An independent appraiser valued each certificate of need when the Company acquired the corresponding hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized. The non-competition agreements, also valued by an independent appraiser, are amortized on a straight-line basis over the term of the agreements. The $1.1 million net increase in these intangible assets during the six months ended June 30, 2006 relates to the finalization of the DRMC, WCCH and Province purchase price allocations.

Total estimated amortization expense for the Company’s intangible assets for the next five years is as follows (in millions):

Amount

2006 (July 1 — December 31)	$1.6
2007	2.8
2008	2.0
2009	2.0
2010	1.8

$10.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2005(a)	2006	2005(b)	2006

Numerator:
Numerator for basic and diluted earnings (loss) per share — income (loss) from continuing operations	$(3.1)	$36.4	$22.7	$70.2
Income (loss) from discontinued operations	(4.0)	(1.6)	(4.0)	2.0
Cumulative effect of change in accounting principle	—	—	—	0.7

	$(7.1)	$34.8	$18.7	$72.9

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	51.8	55.6	44.8	55.5
Effect of dilutive securities:
Employee stock benefit plans	—	0.6	1.0	0.6

Denominator for diluted earnings (loss) per share — weighted average shares	51.8	56.2	45.8	56.1

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.65	$0.51	$1.26
Discontinued operations	(0.07)	(0.02)	(0.09)	0.04
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income (loss)	$(0.13)	$0.63	$0.42	$1.31

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.65	$0.50	$1.25
Discontinued operations	(0.07)	(0.03)	(0.09)	0.04
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income (loss)	$(0.13)	$0.62	$0.41	$1.30

(a)	All the potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2005, because the Company incurred a loss from continuing operations.

(b)	The impact of 4.4 million potential weighted average shares of common stock, if converted, and interest expense related to convertible notes was not included in the computation of diluted earnings per share for the six months ended June 30, 2005, because the effect would have been anti-dilutive.

Note 6.	Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The Company has not yet determined the potential financial impact of adopting FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Note 7.	Change in the Company’s Chief Executive Officer and Chairman

Effective June 26, 2006, Executive Vice President William F. (Bill) Carpenter III, age 51, was named President and Chief Executive Officer of the Company. Mr. Carpenter replaced Kenneth C. Donahey, who retired after serving five years as the Company’s Chairman, President and Chief Executive Officer. In addition, on June 25, 2006, Mr. Donahey resigned from the Company’s board of directors and Mr. Carpenter was elected by the Company’s board of directors to fill the vacancy resulting from Mr. Donahey’s resignation. As of June 30, 2006, Mr. Carpenter and the Company had not entered into an employment agreement. In addition, the Company’s Lead Director, Owen G. Shell, Jr., has been elected as the Company’s Chairman of the Board.

Effective June 25, 2006, LifePoint CSGP, LLC, a subsidiary of the Company entered into a Separation Agreement with Mr. Donahey. Effective June 25, 2006, the Separation Agreement terminates the employment agreement between LifePoint CSGP, LLC and Mr. Donahey, effective June 25, 2001, as amended and restated, effective as of December 31, 2004 (the “Employment Agreement”). Mr. Donahey will receive $3.5 million in two equal installments, on December 27, 2006 and June 27, 2007, together with a payment to cover any liability for federal excise tax he may incur as a result of the receipt of such payments. The confidentiality provisions of the Employment Agreement remain in effect for 36 months. In accordance with the terms of his pre-existing option agreements, Mr. Donahey may exercise his stock options that were vested at the time of his retirement over a period of three years after his retirement date. He will receive insurance benefits comparable to those available to Company executives for a period of two years. The Company and Mr. Donahey also agreed to a mutual release of claims, except for any indemnity claims to which Mr. Donahey may be entitled and for breaches of the Separation Agreement. Mr. Donahey agreed not to compete with the Company for a period of one year in non-urban hospitals, diagnostic/imaging or surgery centers, and the physician recruitment business, subject to certain limitations, and he agreed not to induce or encourage the departure of Company employees for a period of one year.

As a result of Mr. Donahey’s retirement, the Company incurred additional net pre-tax compensation expense of approximately $2.0 million, ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for the three and six months ended June 30, 2006. This compensation expense consists of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the $3.5 million in cash payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

Note 8.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans. The Company currently has the following four types of stock-based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company did not record any stock-based employee compensation expense for options granted under its stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market value of its common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prior to January 1, 2006, the Company disclosed its pro forma net income or loss and pro forma net income or loss per share as if it had applied the fair value-based method in measuring compensation expense for its stock-based incentive programs.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that the Company recorded for continuing operations in accordance with SFAS No. 123(R) for the three and six months ended June 30, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.5	$2.8
Income tax benefit	(0.6)	(1.1)

Reduction of income from continuing operations	$0.9	$1.7

Reduction of income per share from continuing operations:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

The Company recorded $2.6 million and $5.8 million in stock-based compensation expense for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2006, the $2.6 million amount consists of $1.5 million in compensation expense for stock options and $1.1 million in compensation expense for nonvested stock. For the six months ended June 30, 2006, the $5.8 million amount consists of $2.8 million in compensation expense for stock options and $3.0 million in compensation expense for nonvested stock. The Company recorded $1.7 million and $2.2 million in stock-based compensation expense for nonvested stock for the three and six months ended June 30, 2005, respectively. This excludes the $4.0 million of compensation expense the Company recognized during the three and six months ended June 30, 2005 that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination. The Company did not capitalize any stock-based compensation cost for the three and six months ended June 30, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.1 million and $1.1 million for the three months ended June 30, 2005 and 2006, respectively. The total tax benefits related to stock-based compensation expense were $0.2 million and $2.4 million for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, there was $37.4 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.7 years.

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. The Company has historically recognized its pro-forma stock option expense using an estimated forfeiture rate. However, the Company also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for its nonvested stock. Under SFAS No. 123(R), the Company was required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust its compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the six months ended June 30, 2006.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 123(R), the Company presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on its balance sheet.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the three and six months ended June 30, 2006.

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

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

The Company’s 1998 Long-Term Incentive Plan (“LTIP”), as amended, authorizes 13,625,000 shares of the Company’s common stock for issuance as of June 30, 2006. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value on the date of grant. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. Options to purchase 15,375 and 824,870 shares were granted to the Company’s employees during the three and six months ended June 30, 2006, respectively, under this plan with an exercise price equal to the fair market value on the date of grant.

The Company’s outstanding nonvested stock awards have a vesting period of three to five years from the grant date and contain no vesting requirements other than continued employment of the employee. There are certain nonvested stock awards that require the vesting be contingent upon the satisfaction of certain financial goals in addition to continued employment of the employee. The Company granted 5,125 and 353,449 shares of nonvested stock awards to certain key employees under the LTIP during the three and six months ended June 30, 2006, respectively, which will cliff-vest three years after the grant date.

Vesting of awards granted under the LTIP may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, all of the outstanding options, except for those granted in December 2004, and all of the outstanding nonvested stock awards under the LTIP were fully vested as a result of the Province Business Combination, as further discussed in Note 2.

Outside Directors Stock and Incentive Compensation Plan

The Company also has an Outside Directors Stock and Incentive Compensation Plan (“ODSIP”) for which 375,000 shares of the Company’s common stock have been reserved for issuance. There were no options granted under this plan during either 2005 or 2006. The outstanding options under this plan become

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.

The ODSIP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the board of directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal stock-based compensation expense amount under this plan. As of June 30, 2006, there were 16,619 deferred stock units outstanding under the ODSIP.

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

On May 9, 2006, pursuant to the ODSIP, the Company’s board of directors, upon recommendation of the compensation committee of the board of directors, approved the grant of 3,500 restricted stock unit awards to each of the seven members of the board of directors who are not employees of the Company or any of its subsidiaries. This award will be fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the 2007 Annual Meeting of Stockholders of the Company; (ii) the death or disability of the non-employee director; or (iii) events described in Section 7.1 of the ODSIP. Generally, such shares will be forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the 2007 Annual Meeting of Stockholders. The non-employee director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s board of directors.

ESPP

The Company sponsors an employee stock purchase plan which allows employees to purchase shares of the Company’s common stock at a discount. There were 300,000 shares of the Company’s common stock reserved for issuance under this plan at June 30, 2006. Prior to January 1, 2006 the ESPP provided for employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123(R) so that the plan is not compensatory under the new standard and no expense is recognized. The Company received $0.8 million and $1.4 million for the issuance of common stock under this plan during the six months ended June 30, 2005 and 2006, respectively.

MSPP

The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. There were 250,000 shares of the Company’s common stock reserved for issuance under this plan at June 30, 2006. Such shares are subject to a three-year cliff-vesting period. As of April 15, 2005, all of the outstanding unvested shares of MSPP restricted stock were fully vested as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax withholding purposes. The Company recognizes a nominal stock-based compensation expense amount under this plan as a result of the relatively small number of participants in the MSPP. The Company received $0.3 million for the issuance of stock under this plan during both of the six months ended June 30, 2005 and 2006. As of June 30, 2006, there were 18,644 restricted shares outstanding under the MSPP.

Stock Options

Change in Stock Option Valuation Model

In January 2006, the Company changed from the Black-Scholes-Merton option valuation model (“BSM”) to a lattice-based option valuation model, the Hull-White II Valuation Model (“HW-II”). The Company prefers the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of the Company’s unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three and six months ended June 30, 2006.

Valuation

The Company estimated the fair value of stock options granted during the six months ended June 30, 2006 using the HW-II lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the six months ended June 30, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Six Months Ended
	June 30,
	2005	2006

Expected volatility	56.0%	33.0%
Risk free interest rate (range)	3.76%	4.38 - 4.99%
Expected dividends	—	—
Average expected term (years)	4.0	5.4

Population Stratification

Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. The Company has stratified its employee population into two groups: (i) “Insiders,” who are the Section 16 filers under SEC rules; and (ii) “Non-insiders,” who are the rest of the employee population. The Company derived this stratification based on the analysis of its historical exercise patterns, excluding certain extraordinary events.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of stock option activity under both the LTIP and ODSIP during the six months ended June 30, 2006 is as follows:

						Weighted
		Weighted	Weighted			Average
		Average	Average	Total		Remaining
	Number	Exercise	Fair	Fair	Aggregate	Contractual
Stock Options	of Shares	Price	Value	Value	Intrinsic Value(b)	Term
				(In millions)	(In millions)	(In years)

Outstanding at December 31, 2005(a)	3,554,804	$30.01	$12.26	$43.6	$32.3	7.17
Exercisable at December 31, 2005(a)	2,784,822	$26.61	$10.27	$28.6	$32.3	N/A
Granted	824,870	33.02	11.09	9.2	N/A	N/A
Forfeited (pre-vest cancellation)	242,254	37.91	15.92	3.9	N/A	N/A
Exercised	18,104	17.96	6.50	0.1	0.2	N/A
Expired (post-vest cancellation)	5,428	28.61	10.70	0.1	N/A	N/A
Vested	220,405	42.60	19.82	4.4	N/A	N/A

Outstanding at June 30, 2006	4,113,888	$30.20	$11.84	$48.7	$21.7	6.51
Exercisable at June 30, 2006	2,981,695	$27.84	$11.00	$32.8	$21.7	5.43

(a)	Certain prior period adjustments were made to the amounts at December 31, 2005.

(b)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The Company received $41.6 million and $0.3 million in cash from stock option exercises for the six months ended June 30, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises of the stock-based payment arrangements totaled $8.2 million for the six months ended June 30, 2005. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the six months ended June 30, 2006.

As of June 30, 2006, there was $12.6 million of total unrecognized compensation cost related to stock option compensation arrangements under the LTIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.2 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity under both the LTIP and ODSIP, including 24,500 restricted stock units under the ODSIP, during the six months ended June 30, 2006 is as follows:

		Weighted	Total
	Number	Average	Fair	Aggregate
Nonvested Shares	of Shares	Fair Value	Value	Intrinsic Value
			(In millions)	(In millions)

Outstanding at December 31, 2005(a)	865,034	$42.76	$37.0	$32.4
Granted	377,949	33.02	12.5	N/A
Vested	—	—	—	—
Forfeited (pre-vest cancellation)	231,876	40.41	9.4	N/A

Outstanding at June 30, 2006	1,011,107	$39.66	$40.1	$32.5

(a)	Certain prior period adjustments were made to the outstanding amounts at December 31, 2005.

During the six months ended June 30, 2006, the Company granted 117,500 shares of nonvested stock awards under the LTIP to certain senior executives, 50,000 of which were forfeited when Mr. Donahey retired during June 2006. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of June 30, 2006, there was $24.9 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.9 years.

Comparable Disclosures

As discussed above, the Company accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, the Company recorded stock-based compensation expense for its nonvested stock and did not record stock-based compensation expense for its stock options and ESPP for the six months ended June 30, 2005. The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share for the three and six

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2005 and 2006 if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2005(d)	2006	2005(d)	2006

Net income (loss), as reported in prior period(a)	$(7.1)		$18.7
Add: Stock-based compensation expense included in reported net income (loss), net of income taxes	5.1		5.4
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(11.7)		(13.5)

Net income (loss), including stock-based compensation(c)	$(13.7)	$34.8	$10.6	$72.9

Net income (loss) per share:
Basic — as reported in prior period(a)	$(0.13)		$0.42

Basic — including stock-based compensation(c)	$(0.27)	$0.63	$0.24	$1.31

Diluted — as reported in prior period(a)	$(0.13)		$0.41

Diluted — including stock-based compensation(c)	$(0.27)	$0.62	$0.23	$1.30

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and the Company’s ESPP because it did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

(d)	All outstanding stock options as of April 15, 2005, except for 28,500 stock options granted in December 2004, and all outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province Business Combination and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the three and six months ended June 30, 2005 as a result of the accelerated vesting of stock options was $4.9 million. In addition, as a result of the accelerated vesting of nonvested stock awards, the Company recognized an after-tax charge of $2.5 million for the three and six months ended June 30, 2005.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Long-Term Debt

Long-term debt consists of the following at December 31, 2005 and June 30, 2006 (in millions):

	December 31,	June 30,
	2005	2006

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,281.9	$1,321.9
Revolving Credit Loans	—	200.0

	1,281.9	1,521.9

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	231.2
Capital leases	3.2	7.6

Total long-term debt	1,516.3	1,760.7
Less: current portion	0.5	0.7

	$1,515.8	$1,760.0

Amendment to Senior Secured Credit Facilities

On June 30, 2006, the Company entered into an incremental facility amendment borrowing $50.0 million under its Credit Agreement dated as of April 15, 2005 (the “Credit Agreement”). The Company borrowed $50.0 million in the form of the incremental Term B Loans thereunder. The proceeds of these incremental Term B Loans have been used to finance the acquisition of the four hospitals from HCA.

Revolving Credit Loans

In connection with the acquisition of the four hospitals from HCA, the Company borrowed $200.0 million in Revolving Credit Loans under the Credit Agreement.

Note 10.	Interest Rate Swap

On June 1, 2006, the Company agreed in principle with Citibank N.A., New York (the “Counterparty”) to the terms of an interest rate swap agreement. The Counterparty is one of the lenders under the Credit Agreement. The Company plans to enter into the interest rate swap agreement to mitigate the Company’s floating interest rate risk on its outstanding variable rate borrowings. The Company expects the interest rate swap to have an effective date of November 15, 2006 and a maturity date of May 15, 2011. The interest rate swap agreement will require the Company to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to the Company based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional Schedule

Date Range	Notional Amount

November 15, 2006 to November 15, 2007	$900.0 million
November 15, 2007 to November 15, 2008	$750.0 million
November 15, 2008 to November 15, 2009	$600.0 million
November 15, 2009 to November 15, 2010	$450.0 million
November 15, 2010 to May 15, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s condensed consolidated balance sheet at its fair value.

The Company will assess the effectiveness of its cash flow hedge instrument on a quarterly basis. For the quarter ended June 30, 2006, the Company completed an assessment of the cash flow hedge instrument and determined the hedge to be highly effective. The Counterparty on the interest rate swap agreement exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the Counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s interest rate swap at June 30, 2006 had a fair value of approximately $0.2 million and is included in other assets and accumulated other comprehensive income on the Company’s condensed consolidated balance sheet. If the interest rate swap does not remain highly effective as a cash flow hedge, the derivative’s gain or loss reported through other comprehensive income will be reclassified into earnings.

Note 11.	Contingencies

Americans with Disabilities Act Claim

On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the U.S. District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of June 30, 2006, the plaintiffs have conducted inspections at 24 of the Company’s hospitals, including the now divested Smith County. To date, the District Court has approved the settlement agreements between the parties relating to 13 of the Company’s facilities. The Company is moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with ten facilities that require modifications will range from $4.5 million to $5.5 million.

While the former Province facilities, DRMC and WCCH are not parties to this lawsuit, if these facilities become subject to the class action lawsuit, the Company may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and the Company’s financial position and results of operations could be adversely affected as a result. The plaintiff in this lawsuit has represented to the District Court that it will amend the lawsuit to add the Company’s acquired facilities and dismiss the divested facilities. Alternatively, noncompliance with the requirements of the ADA could result in

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the imposition of fines against the Company by the federal government, or the award of damages from the Company to individuals.

Corporate Integrity Agreement

In December 2000, the Company entered into a five-year corporate integrity agreement (the “Corporate Integrity Agreement”) with the Office of Inspector General of the Department of Health and Human Services and agreed to maintain its compliance program in accordance with the Corporate Integrity Agreement. The Corporate Integrity Agreement expired on December 31, 2005. Failure to comply with the terms of the Corporate Integrity Agreement could have subjected the Company to significant monetary penalties. The Company’s final report under the Corporate Integrity Agreement was completed on May 1, 2006.

Legal Proceedings and General Liability Claims

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment-related claims. In some instances, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Shareholder Lawsuit

On April 10, 2006, Accipiter Life Sciences Fund, L.P. (“Accipiter”) filed an action against the Company and its directors in the Delaware Court of Chancery. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by enforcing the Company’s advance notification bylaw in connection with Accipiter’s attempt to nominate members to the Company’s board of directors. Accipiter originally sought, among other things, to enjoin the Company from proceeding with its 2006 Annual Meeting of Stockholders without first waiving the advance notification bylaw and permitting Accipiter to solicit proxies on behalf of its nominees. On April 25, 2006, the court denied Accipiter’s motion for a preliminary injunction in connection with the Company’s 2006 Annual Meeting of Stockholders, and the meeting (and attendant election of directors) proceeded on May 8, 2006 as scheduled.

On May 26, 2006, the Company moved for summary judgment dismissing each of Accipiter’s claims. In its answering brief dated June 7, 2006, Accipiter requested that the court instead enter summary judgment in its favor and order a new election of directors, at which time Accipiter’s proposed nominees would be considered. This motion is currently pending before the court. The Company believes the suit is without merit and is defending it vigorously.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $44.5 million at June 30, 2006. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $17.8 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recover any payments made to the physician under the agreement. The Company adopted FSP FIN 45-3 effective January 1, 2006, which affects the accounting for advances to physicians, as further discussed in Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $63.9 million in uncompleted projects at June 30, 2006, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2006, the Company had projects under construction with an estimated cost to complete and equip of approximately $98.1 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $18.5 million for capital expenditures and improvements before July 1, 2008. The Company has incurred approximately $0.7 million of the required capital expenditures and improvements as of June 30, 2006.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $1.9 million of the required capital expenditures and improvements as of June 30, 2006.

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

Tax Matters

During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. The Company expects to reach resolution of its IRS examination after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA. Because of the complexity of the computations involved, neither the Company nor HCA is able to estimate when the final settlement of these tax years will occur. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date.

On April 7, 2005, Province received notification from the IRS of its intention to examine Province’s federal income tax return for the year ended December 31, 2003. The Company’s management believes that

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate provisions have been reflected in its consolidated financial statements to satisfy any issues that may arise in the audit of the 2003 tax return.

On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. In addition, during the three months ended June 30, 2006, the IRS notified the Company of its intention to examine select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company’s management believes that adequate provisions have been reflected in its consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2002 and 2003 tax returns based upon current facts and circumstances.

Acquisitions

The Company has historically acquired businesses with prior operating histories. Acquired companies, including the former Province hospitals, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company was not indemnified by Province.

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

Overview

During the six months ended June 30, 2006, we have focused on managing our hospitals in an environment of lower admissions, integrating our 2005 hospital acquisitions, recruiting and retaining physicians and appropriately investing capital in our hospitals. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006

Revenues	$464.4	$569.2	$736.4	$1,158.8
Income (loss) from continuing operations	$(3.1)	$36.4	$22.7	$70.2
Diluted earnings (loss) per share from continuing operations	$(0.06)	$0.65	$0.50	$1.25

Change in the Company’s Chief Executive Officer and Chairman

Effective June 26, 2006, Executive Vice President William F. (Bill) Carpenter III, age 51, was named our President and Chief Executive Officer. Mr. Carpenter replaced Kenneth C. Donahey, who retired after serving five years as our Chairman, President and Chief Executive Officer. In addition, on June 25, 2006, Mr. Donahey resigned from our board of directors and Mr. Carpenter was elected by our board of directors to fill the vacancy resulting from Mr. Donahey’s resignation. As of June 30, 2006, Mr. Carpenter had not entered into an employment agreement with us. In addition, our current lead Director, Owen G. Shell, Jr., has been elected as our Chairman of the Board.

Effective June 25, 2006, we entered into a Separation Agreement with Mr. Donahey. Effective June 25, 2006, the Separation Agreement terminates the Employment Agreement between us and Mr. Donahey, effective June 25, 2001, as amended and restated effective as of December 31, 2004. Mr. Donahey will receive $3.5 million in two equal installments, on December 27, 2006 and June 27, 2007, together with a payment to cover any liability for federal excise tax he may incur as a result of the receipt of such payments. The confidentiality provisions of the Employment Agreement remain in effect for 36 months. Mr. Donahey may exercise his stock options that were vested at the time of his retirement over a period of three years after his retirement date. He will receive insurance benefits comparable to those available to our executives for a period of two years. We also agreed to a mutual release of claims, except for any indemnity claims to which Mr. Donahey may be entitled and for breaches of the Separation Agreement. Mr. Donahey agreed not to compete with us for a period of one year in non-urban hospitals, diagnostic/imaging or surgery centers, and the physician recruitment business, subject to certain limitations, and he agreed not to induce or encourage the departure of our employees for a period of one year.

As a result of Mr. Donahey’s retirement, we incurred an additional net pre-tax compensation expense of approximately $2.0 million ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for the three and six months ended June 30, 2006. This compensation expense consists of the $3.5 million in cash payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

Hospital Acquisitions

The Province business combination in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban communities, while diversifying our economic and geographic reach. Additionally, our July 1, 2006 acquisition of four hospitals from HCA and our 2005 acquisitions of WCCH and DRMC fit into our plan of pursuing a strategy for acquiring hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. We are not actively pursuing any additional hospital acquisitions for the remainder of 2006. Our primary focus for 2006 continues to be the integration of our recent hospital acquisitions. The “Business Strategy” section in Part I, Item 1. Business, in our 2005 Annual Report on Form 10-K contains a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K for further discussion of acquisitions that we made in recent years.

Business Combination with Province Healthcare Company

On April 15, 2005, we announced the completion of the business combination with Province Healthcare Company. As a result of the Province business combination, each of Historic LifePoint and Province is now a wholly owned subsidiary of LifePoint Hospitals, Inc., a new public company formed in connection with the Province business combination. We believe that the Province business combination has provided and will continue to provide efficiencies for our operations and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base, increasing our operations from nine states to 19 states. We will continue to invest in and integrate the former Province hospitals into our operations during 2006. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Province business combination. Our results of operations include the operations of the former hospitals of Province beginning April 16, 2005.

Impact of Final Valuations of Fixed Assets

In connection with the finalization of the purchase price allocations of both DRMC and Province, we recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million net of income taxes) or $0.14 per diluted share, during the three and six months ended June 30, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Discontinued Operations

From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. During the second quarter of 2005, subsequent to the Province business combination, our management committed to a plan to divest three hospitals acquired from Province. These three hospitals are: Medical Center of Southern Indiana located in Charlestown, Indiana; Ashland Regional Medical Center located in Ashland, Pennsylvania; and Palo Verde Hospital located in Blythe, California. We divested Palo Verde Hospital on December 31, 2005 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. We completed the sale of both Medical Center of Southern Indiana and Ashland Regional Medical Center to Saint Catherine Healthcare effective May 1, 2006. On March 31, 2006, we sold Smith County Memorial Hospital to Sumner Regional Health System. On March 31, 2005, we sold Bartow Memorial Hospital to Health Management Associates, Inc. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006

Revenues	$16.3	$2.6	$29.6	$13.4

Income (loss) from discontinued operations	$0.6	$(1.3)	$1.4	$(1.5)
Impairment of assets	(4.7)	—	(4.7)	—
Gain (loss) on sale of hospitals	0.1	(0.3)	(0.7)	3.5

Income (loss) from discontinued operations	$(4.0)	$(1.6)	$(4.0)	$2.0

Diluted earnings (loss) per share from discontinued operations	$(0.07)	$(0.03)	$(0.09)	$0.04

Key Challenges

•	Integration of Recently Acquired Hospitals. We recently acquired numerous hospitals in separate transactions. The process of integrating the operations of these hospitals could cause an interruption of, or loss of momentum in, the activities of our business. However, we are dedicated to devoting significant management attention and resources to integrating the business practices and operations of our recently acquired hospitals.

•	Medicare Changes. We are experiencing changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs. We estimate the expansion in the post-acute transfer policy results in a quarterly reduction of approximately $1.5 million to $2.0 million in our Medicare inpatient Prospective Payment System payments. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (“DRA”) into law. This law includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation facility 75% rule and Medicaid cuts. Part I, Item 1. Business, “Sources of Revenue” in our 2005 Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicare reimbursement.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To address these budget deficits, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs. The following is a summary of four states where there have been significant developments in 2006:

Tennessee:	We estimate that the reduction in the TennCare Medicaid program negatively impacted us by approximately $4.0 million for the first half of 2006. However, we have received some relief with the State’s Essential Access Payments of approximately $0.6 million during the quarter ended June 30, 2006.

Alabama:	The state of Alabama has implemented rate changes and reduced disproportionate share hospital-type payments. These changes negatively impacted our pre-tax earnings by approximately $1.0 million for the first half of 2006.

Louisiana:	Effective January 1, 2006, the state of Louisiana implemented Medicaid reductions of approximately 12% to 17%. However, the DRA provided approximately $2.0 billion in Hurricane Katrina-related Medicaid relief, which offset the previously announced reductions.

Kentucky:	Kentucky Medicaid implemented increased co-payments effective July 1, 2005. During the second quarter of 2006, Kentucky Medicaid increased Medicaid DRG rates by approximately 17% retroactive to July 1, 2005. We estimate that these rate increases positively impacted our pre-tax earnings by approximately $2.4 million during the three and six months ended June 30, 2006.

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

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

Our provision for doubtful accounts was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2005	2006

First Quarter	$22.9	$68.4
Second Quarter	41.1	59.0
Third Quarter	63.9	N/A
Fourth Quarter	62.1	N/A

	$190.0	$127.4

Our revenues decrease when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under the hospital’s charity/indigent care policy. In the event that a patient account was previously classified as self-pay when the determination of charity/indigent status is made, a corresponding reduction in the provision for doubtful accounts may occur.

The following table reflects our charity and indigent care write-offs for the periods presented (in millions):

	Charity and Indigent Care Write-Offs
	2005	2006

First Quarter	$1.8	$6.1
Second Quarter	5.6	12.1
Third Quarter	7.6	N/A
Fourth Quarter	9.0	N/A

	$24.0	$18.2

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly self-pay revenues for the periods presented (in millions):

	Self-Pay Revenues
	2005	2006

First Quarter	$24.2	$73.6
Second Quarter	47.6	73.3
Third Quarter	71.5	N/A
Fourth Quarter	66.7	N/A

	$210.0	$146.9

The following table shows our revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in Accounts Receivable
	2005	2006

March 31	37.2	40.3
June 30	37.6	40.5
September 30	42.0	N/A
December 31	42.3	N/A

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31,	March 31,	June 30,
	2005	2006	2006

Insured receivables	40.6%	40.1%	36.1%
Uninsured receivables (including copayments and deductibles)	59.4	59.9	63.9

	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31,	March 31,	June 30,
	2005	2006	2006

0 to 60 days	51.4%	51.5%	48.0%
61 to 150 days	20.9	20.7	21.5
Over 150 days	27.7	27.8	30.5

	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Substantial Indebtedness. We have substantial indebtedness. Our consolidated debt was $1,760.7 million as of June 30, 2006, and we incurred $47.7 million of net interest expense during the six months ended June 30, 2006. We anticipate that we will incur a higher amount of interest expense for the remainder of 2006 because of increasing interest rates. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of June 30, 2006 and believe we will be in compliance with them for the second half of 2006.

•	Start-up Costs at Our Two De Novo Hospitals. Each of our two newly-constructed hospitals, Valley View Medical Center in Fort Mohave, Arizona and Coastal Carolina Medical Center in Hardeeville, South Carolina, has incurred significant start-up costs and will attempt to build market share over time. In addition, we did not receive Medicare certification at Valley View Medical Center until April 28, 2006. We could not bill Medicare and Medicaid for most services provided at this facility for periods prior to the Medicare certification.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. The medical staffs at our hospitals are typically small and our revenues may be negatively affected by the loss of one or more of our physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. We plan to recruit approximately 182 new admitting physicians during 2006. For the six months ended June 30, 2006, we recruited 125 new admitting physicians, including physicians who have not yet started, and spent $11.3 million in cash on physician recruitment.

A summary of activity related to our admitting physicians during the six months ended June 30, 2006 is as follows:

Admitting
Physicians

December 31, 2005	1,832
Recruited and started	53
Departed	(24)

June 30, 2006	1,861

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in Professional and General Liability Costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We have implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. Recently, the number of hospitals we operated increased significantly. This resulted in significant increases in information technology costs and we expect that such costs will continue to increase significantly as we integrate our recent acquisitions onto the HCA-IT systems.

Outlook

We expect to increase our revenues and net income by improving the operating results of the hospitals we currently own and operate. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies. Our recent acquisitions will require significant attention from our management to integrate the business practices and operations of these newly acquired hospitals.

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

New Critical Accounting Estimate

Accounting for Stock-based Compensation

We issue stock options and other stock-based awards to our key employees and directors under various stockholder-approved stock-based compensation plans. We currently have four types of stock-based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of APB No. 25, as permitted by SFAS No. 123. We did not record any stock-based employee compensation expense for options granted under our stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also did not record any compensation expense in connection with our ESPP prior to January 1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS No. 123 and SFAS No. 148, prior to January 1, 2006, we disclosed our pro forma net income or loss and pro forma net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that we recorded for continuing operations in accordance with SFAS No. 123(R) for the three and six months ended June 30, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.5	$2.8
Income tax benefit	(0.6)	(1.1)

Reduction of income from continuing operations	$0.9	$1.7

Reduction of income per share from continuing operations:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

We recorded $2.6 million and $5.8 million in stock-based compensation expense for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2006, the $2.6 million amount consists of $1.5 million in compensation expense for stock options and $1.1 million in compensation expense for nonvested stock. For the six months ended June 30, 2006, the $5.8 million amount consists of $2.8 million in compensation expense for stock options and $3.0 million in compensation expense for nonvested stock. We recorded $1.7 million and $2.2 million in stock-based compensation expense for nonvested stock for the three and six months ended June 30, 2005, respectively. This excludes the $4.0 million of compensation expense we recognized during the three and six months ended June 30, 2005 that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination. We did not capitalize any stock-based compensation cost for the three and six months ended June 30, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.1 million and $1.1 million for the three months ended June 30,

2005 and 2006, respectively. The total tax benefits related to stock-based compensation expense were $0.2 million and $2.4 million for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, there was $37.4 million of total unrecognized compensation cost related to all of our stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. We have historically recognized our pro-forma stock option expense using an estimated forfeiture rate. However, we also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for our nonvested stock. Under SFAS No. 123(R), we were required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust our compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in our condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the six months ended June 30, 2006.

Prior to the adoption of SFAS No. 123(R), we presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, we reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on our balance sheet.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, we classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the three and six months ended June 30, 2006.

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

Change in Stock Option Valuation Model

In January 2006, we changed from the BSM option valuation model to a lattice-based option valuation model, the HW-II. We prefer the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of our unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three and six months ended June 30, 2006.

As of June 30, 2006, there was $12.6 million of total unrecognized compensation cost related to stock option compensation arrangements under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.2 years.

Valuation

We estimated the fair value of stock options granted during the six months ended June 30, 2006 using the HW-II lattice option valuation model and a single option award approach. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the six months ended June 30, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions we used to develop the fair value estimates under our option valuation model:

	Six Months Ended
	June 30,
	2005	2006

Expected volatility	56.0%	33.0%
Risk free interest rate (range)	3.76%	4.38% - 4.99%
Expected dividends	—	—
Average expected term (years)	4.0	5.4

Population Stratification

Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have stratified our employee population into two groups: (i) “Insiders,” who are the Section 16 filers under SEC rules; and (ii) “Non-insiders,” who are the rest of the employee population. We derived this stratification based on the analysis of our historical exercise patterns, excluding certain extraordinary events.

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

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of our common stock on the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

During the six months ended June 30, 2006, we granted 117,500 shares of nonvested stock awards under the LTIP to certain senior executives, 50,000 of which were forfeited when Mr. Donahey retired during June 2006. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of our common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of June 30, 2006, there was $24.9 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.9 years.

Comparable Disclosures

As discussed above, we accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the six months ended June 30, 2006. Prior to January 1, 2006, we accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, we recorded stock-based compensation expense for our nonvested stock and did not record stock-based compensation expense for our stock options and ESPP for the six months ended June 30, 2005. The following table illustrates the effect on our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and

2006 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2005(d)	2006	2005(d)	2006

Net income (loss), as reported in prior period(a)	$(7.1)		$18.7
Add: Stock-based compensation expense included in reported net income (loss), net of income taxes	5.1		5.4
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(11.7)		(13.5)

Net income (loss), including stock-based compensation(c)	$(13.7)	$34.8	$10.6	$72.9

Net income (loss) per share:
Basic — as reported in prior period(a)	$(0.13)		$0.42

Basic — including stock-based compensation(c)	$(0.27)	$0.63	$0.24	$1.31

Diluted — as reported in prior period(a)	$(0.13)		$0.41

Diluted — including stock-based compensation(c)	$(0.27)	$0.62	$0.23	$1.30

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and our ESPP because we did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

(d)	All outstanding stock options as of April 15, 2005, except for 28,500 stock options granted in December 2004, and all outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province business combination and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the three and six months ended June 30, 2005 as a result of the accelerated vesting of stock options was $4.9 million. In addition, as a result of the accelerated vesting of nonvested stock awards, the Company recognized an after-tax charge of $2.5 million for the three and six months ended June 30, 2005.

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

Operating Results Summary

The following tables present summaries of results of operations for the three and six months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$464.4	100.0%	$569.2	100.0%	$736.4	100.0%	$1,158.8	100.0%

Salaries and benefits	184.4	39.7	228.8	40.3	294.0	39.9	459.9	39.7
Supplies	60.1	13.0	77.9	13.7	96.0	13.0	160.6	13.9
Other operating expenses	78.8	17.0	101.8	17.7	123.6	16.8	197.5	17.0
Provision for doubtful accounts	41.1	8.8	59.0	10.4	64.0	8.7	127.4	11.0
Depreciation and amortization	26.6	5.7	16.0	2.9	39.8	5.4	47.9	4.1
Interest expense, net	15.4	3.3	24.5	4.3	17.8	2.4	47.7	4.1
Debt retirement costs	10.0	2.1	—	—	10.0	1.4	—	—
Transaction costs	44.6	9.6	—	—	44.6	6.1	—	—

	461.0	99.2	508.0	89.3	689.8	93.7	1,041.0	89.8

Income from continuing operations before minority interests and income taxes	3.4	0.8	61.2	10.7	46.6	6.3	117.8	10.2
Minority interests in earnings of consolidated entities	0.2	0.1	0.4	—	0.5	—	0.7	0.1

Income from continuing operations before income taxes	3.2	0.7	60.8	10.7	46.1	6.3	117.1	10.1
Provision for income taxes	6.3	1.4	24.4	4.3	23.4	3.2	46.9	4.0

Income (loss) from continuing operations	$(3.1)	(0.7)%	$36.4	6.4%	$22.7	3.1%	$70.2	6.1%

For the Quarters Ended June 30, 2005 and 2006

Revenues

The increase in revenues for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was primarily the result of the Province business combination as well as the 2005 Acquisitions.

The following table shows the sources of our revenues and the key drivers of our revenues for the three months ended June 30, 2005 and 2006 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended			%
	June 30,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Revenues:
Same-hospital	$263.2	$277.5	$14.3	5.4%
Former Province hospitals	197.6	242.3	44.7	22.7
2005 Acquisitions	3.6	49.4	45.8	1,275.7

	$464.4	$569.2	$104.8	22.6

Admissions:
Same-hospital	23,080	22,168	(912)	(4.0)
Continuing operations	38,902	44,184	5,282	13.6
Equivalent admissions:
Same-hospital	45,964	45,171	(793)	(1.7)
Continuing operations	76,430	87,572	11,142	14.6
Revenues per equivalent admission:
Same-hospital	$5,726	$6,143	$417	7.3
Continuing operations	$6,076	$6,500	$424	7.0
Medicare case mix index:
Same-hospital	1.19	1.20	0.01	0.8
Continuing operations	1.21	1.22	0.01	0.8
Average length of stay (days):
Same-hospital	4.1	4.2	0.1	2.4
Continuing operations	4.1	4.2	0.1	2.4
Inpatient surgeries:
Same-hospital	6,749	6,522	(227)	(3.4)
Continuing operations	11,510	13,478	1,968	17.1
Outpatient surgeries:
Same-hospital	19,395	18,558	(837)	(4.3)
Continuing operations	30,488	34,818	4,330	14.2
Emergency room visits:
Same-hospital	107,177	108,931	1,754	1.6
Continuing operations	178,126	207,119	28,993	16.3
Outpatient factor:
Same-hospital	1.99	2.04	0.05	2.5
Continuing operations	1.96	1.98	0.02	1.0
Outpatient revenues as a percentage of total revenues:
Same-hospital	49.3%	50.6%	130bps	N/M
Continuing operations	51.4%	48.9%	(250)bps	N/M

Inpatient Revenues

Despite a decrease in our same-hospital admissions, our same-hospital inpatient revenues increased by 2.3% for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. This inpatient revenue growth was primarily the result of a 7.3% increase in our same-hospital revenues per equivalent admission. We experienced a decrease of approximately 9.9% in same-hospital respiratory related (flu) admissions for the quarter ended June 30, 2006 as compared to the same period last year.

Outpatient Revenues

Our same-hospital outpatient revenues for the quarter ended June 30, 2006 increased by 8.5% as compared to the quarter ended June 30, 2005 despite a 4.3% decrease in same-hospital outpatient surgeries. The outpatient revenue growth was largely driven by increases in emergency room revenues, radiology revenues, laboratory revenues and pharmacy revenues. We plan to focus on physician recruitment and retention during the remainder of 2006 to reverse the negative trend in our outpatient surgeries.

Other

Adjustments to estimated reimbursement amounts increased our revenues by $3.2 million and $2.6 million for the quarters ended June 30, 2005 and 2006, respectively.

The following table shows the sources of our revenues for the quarters ended June 30 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2005	2006	2005	2006

Medicare	37.1%	35.3%	36.6%	35.4%
Medicaid	10.0	11.0	10.9	10.8
HMOs, PPOs and other private insurers	35.5	36.7	39.2	39.2
Self-Pay	12.4	12.9	9.3	10.4
Other	5.0	4.1	4.0	4.2

	100.0%	100.0%	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the three months ended June 30, 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$141.3	30.4%	$177.6	31.2%	$36.3	25.8%
Stock-based compensation	1.6	0.4	2.5	0.5	0.9	59.1
Employee benefits	31.6	6.8	33.1	5.8	1.5	4.8
Contract labor	6.0	1.3	11.2	2.0	5.2	89.7
ESOP expense	3.9	0.8	4.4	0.8	0.5	17.4

	$184.4	39.7%	$228.8	40.3%	$44.4	24.3

Continuing operations:
Man-hours per equivalent admission	87.3	N/A	91.4	N/A	4.1	4.7
Salaries and benefits per equivalent admission	$2,223	N/A	$2,481	N/A	$258	11.6

Corporate office salaries and benefits	$8.5	1.8%	$12.9	2.3%	$4.4	51.0

Same-hospital:
Salaries and wages	$78.7	29.9%	$80.6	29.0%	$1.9	2.3
Stock-based compensation	0.3	0.1	0.6	0.2	0.3	112.8
Employee benefits	19.1	7.2	17.2	6.2	(1.9)	(9.9)
Contract labor	2.6	1.0	2.7	1.0	0.1	0.3
ESOP expense	2.2	0.9	2.1	0.7	(0.1)	(7.7)

	$102.9	39.1%	$103.2	37.1%	$0.3	0.1

Same-hospital:
Man-hours per equivalent admission	84.1	N/A	84.4	N/A	0.3	0.4
Salaries and benefits per equivalent admission	$2,191	N/A	$2,269	N/A	$78	3.6

Our salaries and benefits increased for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased on a same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the 2005 Acquisitions. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

Our continuing operations and corporate office salaries and benefits during the quarter ended June 30, 2006 were impacted by the retirement of our former Chief Executive Officer, Kenneth Donahey. As a result of his retirement, we incurred an additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the three months ended June 30, 2006. This amount consists of $3.5 million in cash payments offset by a $1.5 million reversal of stock compensation expense due to the termination of his unvested stock options and nonvested stock.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006, and the additional nonvested stock awards outstanding during the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our condensed consolidated statement of operations, which was approximately $1.5 million during the quarter ended June 30, 2006. Please refer to the section entitled “New Critical Accounting Estimate” in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Supplies

The following table summarizes our supplies expense for the three months ended June 30, 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Three Months			%
	Ended June 30,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Supplies	$60.1	$77.9	$17.8	29.5%
Supplies as a percentage of revenues	13.0%	13.7%	70bps	N/M
Supplies per equivalent admission	$794	$885	$91	11.4%
Same-hospital:
Supplies	$34.4	$35.7	$1.3	3.8%
Supplies as a percentage of revenues	13.1%	12.9%	(20)bps	N/M
Supplies per equivalent admission	$762	$787	$25	3.2%

Our supplies expense increased for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to cardiology, orthopaedic implants, blood and laboratory. In addition, we experienced higher supply costs as a percentage of revenues at our 2005 Acquisitions than at our other hospitals.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$7.0	1.5%	$10.5	1.8%	$3.5	49.3%
Utilities	8.0	1.7	10.9	1.9	2.9	37.4
Repairs and maintenance	8.3	1.8	12.1	2.1	3.8	45.6
Rents and leases	4.6	1.0	5.3	0.9	0.7	14.7
Insurance	6.3	1.4	7.8	1.4	1.5	22.0
HCA-IT expense	5.3	1.1	7.3	1.3	2.0	36.0
Physician recruiting	4.9	1.0	4.0	0.7	(0.9)	(18.4)
Contract services	16.2	3.5	21.7	3.8	5.5	33.7
Non-income taxes	7.5	1.6	8.2	1.4	0.7	9.4
Other	10.7	2.4	14.0	2.4	3.3	30.7

	$78.8	17.0%	$101.8	17.7%	$23.0	28.9

Corporate office other operating expenses	$6.1	1.3%	$8.2	1.4%	$2.1	34.8

Same-hospital other operating expenses:
Professional fees	$3.4	1.3%	$4.2	1.5%	$0.8	25.7%
Utilities	4.4	1.7	4.8	1.7	0.4	8.6
Repairs and maintenance	5.4	2.0	6.1	2.2	0.7	13.6
Rents and leases	2.3	0.9	2.6	0.9	0.3	12.2
Insurance	2.0	0.7	2.4	0.9	0.4	23.0
HCA-IT expense	3.7	1.4	4.2	1.5	0.5	13.9
Physician recruiting	3.0	1.1	2.4	0.9	(0.6)	(19.9)
Contract services	9.1	3.5	9.7	3.5	0.6	6.3
Non-income taxes	4.7	1.8	4.7	1.7	—	1.1
Other	3.7	1.4	3.9	1.5	0.2	4.4

	$41.7	15.8%	$45.0	16.3%	$3.3	8.3

Our other operating expenses are generally not volume driven. The large increase in other operating expenses for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was primarily attributable to the Province business combination and the 2005 Acquisitions. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA-IT systems because of our recent acquisitions. In addition, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices. This trend of higher natural gas and oil prices could adversely affect our earnings in the future. Our professional and general liability insurance expense increased from $4.7 million during the quarter ended June 30, 2005 to $6.2 million during the quarter ended June 30, 2006, as a result of the Province business combination and the 2005 Acquisitions. We incurred $1.3 million in other operating expenses during the quarter ended June 30, 2006 as a result of a shareholder lawsuit, as discussed further in Note 11 of our condensed consolidated financial statements included elsewhere in this report.

As discussed in Note 4 of our condensed financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $1.7 million ($1.0 million net of income taxes) and increased our diluted earnings per share by $0.02 for the quarter ended June 30, 2006.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended June 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Provision for doubtful accounts	$41.1	$59.0	$17.9	43.8%
Percentage of revenue	8.8%	10.4%	160bps	N/M
Charity care write-offs	$5.6	$12.1	$6.5	116.0%
Same-hospital:
Provision for doubtful accounts	$20.4	$26.2	$5.8	28.0%
Percentage of revenues	7.8%	9.4%	160bps	N/M
Charity care write-offs	$2.2	$4.9	$2.7	122.5%

The provision for doubtful accounts, as well as charity care write-offs, relates primarily to self-pay amounts due from patients. Our self-pay revenues increased for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 partially as a result of the changes in the eligibility requirements of the Tennessee, Texas and Mississippi Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2005 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, primarily as a result of the net reduction in depreciation expense of approximately $13.5 million in connection with the final purchase price allocations of both DRMC and Province.

The following table sets forth our depreciation and amortization expense for the three months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended June 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Same-hospital	$15.5	$13.8	$(1.7)	(10.9)%
Former Province hospitals	10.8	13.0	2.2	20.6
2005 Acquisitions	0.1	2.2	2.1	1,092.5
Purchase price allocation adjustment	—	(13.5)	(13.5)	N/A
Corporate office	0.2	0.5	0.3	218.7

	$26.6	$16.0	$(10.6)	(39.7)

Interest Expense

The following table summarizes our interest expense for the three months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended June 30,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$12.6	$21.6	$9.0
Senior subordinated credit agreement	0.6	—	(0.6)
4 1/2% convertible notes	2.0	—	(2.0)
Province 4 1/4% convertible notes	0.3	—	(0.3)
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible notes	—	1.8	1.8
Other	0.2	0.6	0.4

	15.8	24.1	8.3
Amortization of deferred loan costs	1.2	1.3	0.1
Less:
Interest income	(0.8)	(0.7)	0.1
Capitalized interest	(0.8)	(0.2)	0.6

	$15.4	$24.5	$9.1

The increase in interest expense during the quarter ended June 30, 2006 as compared to the same period in 2005 was a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $1,283.1 million during the three months ended June 30, 2005 to $1,509.0 million during the same period in 2006. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended June 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended June 30,		Increase
	2005	2006	(Decrease)

Provision for income taxes	$6.3	$24.4	$18.1
Effective income tax rate	193.8%	40.1%	(15,370)bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the quarter ended June 30, 2006 as compared to the same period in 2005. The effective tax rate for the quarter ended June 30, 2005 was relatively high as a result of several non-deductible expenses incurred during the quarter relating to the Province business combination. During the quarter ended June 30, 2005, we incurred non-deductible debt retirement costs and non-deductible compensation relating to the early vesting of nonvested stock awards and MSPP awards, for which the tax impact of the non-deductible costs was recorded entirely in the quarter ended June 30, 2005.

For the Six Months Ended June 30, 2005 and 2006

Revenues

The increase in revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily the result of the Province business combination as well as the 2005 Acquisitions.

The following table shows the sources of our revenues and the key drivers of our revenues (dollars in millions, except for revenues per equivalent admission):

	Six Months Ended			%
	June 30,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Revenues:
Same-hospital	$534.8	$559.7	$24.9	4.6%
Former Province hospitals	197.5	493.0	295.5	149.5
2005 Acquisitions	3.6	106.1	102.5	2,853.4
Other	0.5	—	(0.5)	(100.0)

	$736.4	$1,158.8	$422.4	57.4

Admissions:
Same-hospital	48,524	46,523	(2,001)	(4.1)%
Continuing operations	64,346	92,026	27,680	43.0%
Equivalent admissions:
Same-hospital	94,816	92,395	(2,421)	(2.6)%
Continuing operations	125,282	178,807	53,525	42.7%
Revenues per equivalent admission:
Same-hospital	$5,640	$6,057	$417	7.4%
Continuing operations	$5,878	$6,481	$603	10.3%
Medicare case mix index:
Same-hospital	1.19	1.21	0.02	1.7%
Continuing operations	1.20	1.23	0.03	2.5%
Average length of stay (days):
Same-hospital	4.1	4.2	0.1	2.4%
Continuing operations	4.1	4.3	0.2	4.9%
Inpatient surgeries:
Same-hospital	13,345	13,203	(142)	(1.1)%
Continuing operations	18,106	27,012	8,906	49.2%
Outpatient surgeries:
Same-hospital	38,592	36,868	(1,724)	(4.5)%
Continuing operations	49,685	68,836	19,151	38.5%
Emergency room visits:
Same-hospital	217,291	215,899	(1,392)	(0.6)%
Continuing operations	288,240	412,032	123,792	42.9%
Outpatient factor:
Same-hospital	1.95	1.99	0.04	2.1%
Continuing operations	1.95	1.94	(0.01)	(0.5)
Outpatient revenues as a percentage of total revenues:
Same-hospital	49.4%	50.3%	90bps	N/M
Continuing operations	50.7%	48.7%	(200)bps	N/M

Inpatient Revenues

Despite a decrease in our same-hospital admissions, our same-hospital inpatient revenues increased by 3.3% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This inpatient revenue growth was primarily the result of a 7.4% increase in our same-hospital revenues per equivalent admission.

Outpatient Revenues

Our same-hospital outpatient revenues for the six months ended June 30, 2006 increased by 6.5% as compared to the six months ended June 30, 2005 despite a 4.5% decrease in same-hospital outpatient surgeries and a 0.6% decrease in emergency room visits. The outpatient revenue growth was largely driven by increases in radiology revenues, laboratory revenues and pharmacy revenues. We plan to focus on physician recruitment and retention during the remainder of 2006 to reverse the negative trend in our outpatient surgeries.

Other

Adjustments to estimated reimbursement amounts increased our revenues by $5.0 million for each of the six months ended June 30, 2005 and 2006.

The following table shows the sources of our revenues for the six months ended June 30 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2005	2006	2005	2006

Medicare	37.5%	35.8%	37.4%	36.2%
Medicaid	10.3	10.1	10.8	10.3
HMOs, PPOs and other private insurers	36.3	37.3	38.4	39.0
Self-Pay	11.1	12.7	9.1	10.3
Other	4.8	4.1	4.3	4.2

	100.0%	100.0%	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the six months ended June 30, 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$224.5	30.5%	$351.7	30.4%	$127.2	56.7%
Stock-based compensation	2.1	0.3	5.7	0.5	3.6	169.4
Employee benefits	52.2	7.1	71.7	6.2	19.5	37.4
Contract labor	8.7	1.2	22.1	1.9	13.4	155.5
ESOP expense	6.5	0.8	8.7	0.7	2.2	34.4

	$294.0	39.9%	$459.9	39.7%	$165.9	56.5

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Continuing operations:
Man-hours per equivalent admission	84.1	N/M	89.8	N/M	5.7	6.8
Salaries and benefits per equivalent admission	$2,150	N/M	$2,434	N/M	$284	13.2

Corporate office salaries and benefits	$15.4	2.1	$23.2	2.0%	$7.8	50.2

Same-hospital:
Salaries and wages	$156.7	29.3%	$160.7	28.7%	$4.0	2.5
Stock-based compensation	0.3	0.1	1.1	0.2	0.8	287.6
Employee benefits	38.7	7.2	37.6	6.7	(1.1)	(2.9)
Contract labor	5.3	1.0	5.5	1.0	0.2	2.6
ESOP expense	4.8	0.9	4.1	0.7	(0.7)	(15.8)

	$205.8	38.5%	$209.0	37.3%	$3.2	1.5

Same-hospital:
Man-hours per equivalent admission	81.5	N/M	82.9	N/M	1.4	1.6
Salaries and benefits per equivalent admission	$2,112	N/M	$2,243	N/M	$131	6.2

Our salaries and benefits increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased on both a continuing operations and same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the 2005 Acquisitions. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

Our continuing operations and corporate office salaries and benefits during the six months ended June 30, 2006 were impacted by the retirement of our former Chief Executive Officer, Kenneth Donahey. As a result of his retirement, we incurred an additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the six months ended June 30, 2006. This amount consists of $3.5 million in cash payments offset by a $1.5 million reversal of stock compensation expense due to the termination of his unvested stock options and nonvested stock.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006 and the additional nonvested stock awards outstanding during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our condensed consolidated statement of operations, which was approximately $2.8 million during the six months ended June 30, 2006. Please refer to the section entitled “New Critical Accounting Estimate” in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Supplies

The following table summarizes our supplies expense for the six months ended June 30, 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Six Months Ended			%
	June 30,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Supplies	$96.0	$160.6	$64.6	67.2%
Supplies as a percentage of revenues	13.0%	13.9%	90bps	N/M
Supplies per equivalent admission	$768	$894	$126	16.3%
Same-hospital:
Supplies	$70.2	$72.4	$2.2	3.1%
Supplies as a percentage of revenues	13.1%	13.0%	(10)bps	N/M
Supplies per equivalent admission	$745	$782	$37	4.9%

Our supplies expense increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to cardiology, pharmacy, orthopaedic implants, blood and laboratory. In addition, we experienced higher supply costs as a percentage of revenues at our 2005 Acquisitions than at our other hospitals.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2005 and 2006 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$10.5	1.4%	$20.1	1.7%	$9.6	91.8%
Utilities	12.4	1.7	23.0	2.0	10.6	85.4
Repairs and maintenance	13.7	1.9	23.3	2.0	9.6	69.6
Rents and leases	7.0	1.0	11.1	1.0	4.1	57.7
Insurance	8.9	1.2	14.3	1.2	5.4	60.0
HCA-IT expense	9.8	1.3	14.1	1.2	4.3	42.3
Physician recruiting	8.3	1.1	8.9	0.8	0.6	8.7
Contract services	25.1	3.4	42.1	3.6	17.0	68.1
Non-income taxes	12.0	1.6	15.9	1.4	3.9	32.2
Other	15.9	2.2	24.7	2.1	8.8	54.4

	$123.6	16.8%	$197.5	17.0%	$73.9	59.6

Corporate office other operating expenses	$9.0	1.2%	$13.8	1.2%	$4.8	53.6

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Same-hospital other operating expenses:
Professional fees	$6.8	1.3%	$8.0	1.4%	$1.2	18.1%
Utilities	8.9	1.7	10.2	1.8	1.3	15.1
Repairs and maintenance	10.8	2.0	11.8	2.1	1.0	9.7
Rents and leases	4.5	0.8	5.2	0.9	0.7	14.4
Insurance	4.2	0.8	4.4	0.8	0.2	4.6
HCA-IT expense	8.1	1.5	8.7	1.6	0.6	8.2
Physician recruiting	6.4	1.2	5.5	1.0	(0.9)	(14.5)
Contract services	17.5	3.3	18.5	3.3	1.0	5.6
Non-income taxes	9.1	1.7	8.9	1.6	(0.2)	(2.0)
Other	7.3	1.3	7.2	1.3	(0.1)	(1.1)

	$83.6	15.6%	$88.4	15.8%	$4.8	5.9

Our other operating expenses are generally not volume driven. The large increase in other operating expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributable to the Province business combination and the 2005 Acquisitions. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA-IT systems because of our recent acquisitions. In addition, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices. This trend of higher natural gas and oil prices could adversely affect our earnings in the future. Our professional and general liability insurance expense increased from $6.8 million during the six months ended June 30, 2005 to $11.4 million during the six months ended June 30, 2006, as a result of the Province business combination and the 2005 Acquisitions. We incurred $1.3 million in other operating expenses during the six months ended June 30, 2006 as a result of a shareholder lawsuit, as discussed further in Note 11 of our condensed consolidated financial statements included elsewhere in this report.

As discussed in Note 4 of our condensed consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $2.4 million ($1.4 million net of income taxes) and increased our diluted earnings per share by $0.03 for the six months ended June 30, 2006.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the six months ended June 30, 2005 and 2006 (dollars in millions):

	Six Months Ended
	June 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Provision for doubtful accounts	$64.0	$127.4	$63.4	99.5%
Percentage of revenue	8.7%	11.0%	230bps	N/M
Charity care write-offs	$7.4	$18.2	$10.8	144.8%
Same-hospital:
Provision for doubtful accounts	$43.3	$55.6	$12.3	28.4%
Percentage of revenues	8.1%	9.9%	180bps	N/M
Charity care write-offs	$4.0	$7.3	$3.3	82.3%

The provision for doubtful accounts, as well as charity care write-offs, relates primarily to self-pay amounts due from patients. Our self-pay revenues increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 partially as a result of the changes in the eligibility requirements of the Tennessee, Texas and Mississippi Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2005 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the Province business combination and the 2005 Acquisitions. As a result of the final purchase price allocations of both DRMC and Province, we incurred a net reduction in our depreciation expense of approximately $13.5 million during the six months ended June 30, 2006.

The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Six Months Ended
	June 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Same-hospital	$28.4	$27.6	$(0.8)	(2.5)%
Former Province hospitals	10.8	27.2	16.4	152.0
2005 Acquisitions	0.2	5.5	5.3	2,908.7
Purchase price allocation adjustment	—	(13.5)	(13.5)	N/A
Corporate office	0.4	1.1	0.7	229.3

	$39.8	$47.9	$8.1	20.9

Interest Expense

The following table summarizes our interest expense for the six months ended June 30, 2005 and 2006 (dollars in millions):

	Six Months
	Ended June 30,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$12.9	$41.8	$28.9
Senior subordinated credit agreement	0.6	—	(0.6)
4 1/2% convertible notes	4.5	—	(4.5)
Province 4 1/4% convertible notes	0.3	—	(0.3)
Province 7 1/2% senior subordinated notes	0.1	0.2	0.1
3 1/4% convertible notes	—	3.7	3.7
Other	0.2	0.8	0.6

	18.6	46.5	27.9
Amortization of deferred loan costs	1.5	2.6	1.1
Less:
Discontinued operations interest expense allocation	(0.1)	(0.1)	—
Interest income	(1.0)	(1.0)	—
Capitalized interest	(1.2)	(0.3)	0.9

	$17.8	$47.7	$29.9

The increase in interest expense during the six months ended June 30, 2006 as compared to the same period in 2005 was a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $788.9 million during the six months ended June 30, 2005 to $1,513.7 million during the same period in 2006. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the six months ended June 30, 2005 and 2006 (dollars in millions):

	Six Months
	Ended June 30,		Increase
	2005	2006	(Decrease)

Provision for income	$23.4	$46.9	$23.5
Effective income tax rate	50.8%	40.0%	(108)bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the six months ended June 30, 2006 as compared to the same period in 2005. The effective tax rate for the six months ended June 30, 2005 was higher as a result of several non-deductible expenses incurred during the six months relating to the Province business combination. During the six months ended June 30, 2005, we incurred non-deductible debt retirement costs and non-deductible compensation relating to the early vesting on nonvested stock awards and MSPP awards, for which the tax impact of the non-deductible costs was recorded entirely in the six months ended June 30, 2005.

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

The following table presents summarized cash flow information for the three and six months ended June 30 for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net cash flows provided by continuing operating activities	$68.2	$58.1	$129.2	$113.7
Less: Purchase of property and equipment	(33.3)	(44.9)	(60.4)	(95.0)

Free operating cash flow	34.9	13.2	68.8	18.7
Acquisitions	(957.7)	(257.1)	(959.7)	(260.6)
Proceeds from sale of hospitals	—	7.7	32.5	27.6
Proceeds from borrowings	1,592.0	250.0	1,592.0	260.0
Payments on borrowings	(709.2)	(10.0)	(709.2)	(20.0)
Payment of debt issue costs	(31.8)	—	(31.8)	(0.4)
Proceeds from exercise of stock options	31.0	—	41.6	0.3
Other	(3.5)	(0.8)	(3.0)	0.5
Cash flows from operations provided by (used in) discontinued operations	3.1	0.2	3.2	(0.2)

Net (decrease) increase in cash and cash equivalents	$(41.2)	$3.2	$34.4	$25.9

The decrease in our free operating cash flow for the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005 is the result of higher interest and tax payments during the quarter and six months ended June 30, 2006. In addition, we had more construction projects during the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005, which results in an increase in capital expenditures.

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

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	June 30,
	2005	2006

Total current assets	$433.3	$447.7
Total current liabilities	230.1	217.4

Net working capital	$203.2	$230.3

Current ratio	1.88	2.06

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the three and six months ended June 30 for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Capital projects	$21.4	$25.5	$39.2	$55.1
Routine	8.2	13.5	12.9	28.4
Purchase of buildings	—	—	3.2	—
Information systems	3.7	5.9	5.1	11.5

	$33.3	$44.9	$60.4	$95.0

Depreciation expense (excluding purchase price allocation adjustment)	$26.4	$29.2	$39.3	$60.7

Ratio of capital expenditures to depreciation expense	126.1%	153.8%	153.7%	156.5%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of		June 30,
	2005	Debt Borrowings	Borrowings	Other	2006

Senior Credit Facility:
Term B Loans	$1,281.9	$50.0	$(10.0)	$—	$1,321.9
Revolving loan	—	210.0	(10.0)	—	200.0
Province’s 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province’s 4 1/4% Convertible Subordinated Notes	0.1	—	—	—	0.1
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	—	225.0
Other, including capital leases	3.2	—	(0.3)	4.7	7.6

	$1,516.3	$260.0	$(20.3)	$4.7	$1,760.7

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	June 30,	Increase
	2005	2006	(Decrease)

Current portion of long-term debt	$0.5	$0.7	$0.2
Long-term debt	1,515.8	1,760.0	244.2

Total debt	1,516.3	1,760.7	244.4
Total stockholders’ equity	1,287.8	1,372.6	84.8

Total capitalization	$2,804.1	$3,133.3	329.2

Total debt to total capitalization	54.1%	56.2%	210	bps

Percentage of:
Fixed rate debt	15.5%	13.6%
Variable rate debt	84.5	86.4

	100.0%	100.0%

Percentage of:
Senior debt	84.8%	86.9%
Subordinated debt	15.2	13.1

	100.0%	100.0%

Capital Resources

Senior Secured Credit Facilities

On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents, and Citigroup Global Markets Inc., as sole lead arranger and sole book runner as amended and restated, supplemented or otherwise modified from time to time, (the “Credit Agreement”). The Credit Agreement provides for secured term B loans of up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans of up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $200.0 million as of June 30, 2006, all of which is available under the additional tranche.

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

As of June 30, 2006, the applicable annual interest rate under the Term B Loans was approximately 7.22%. The six month Adjusted LIBO Rate was 5.59% at June 30, 2006. The weighted average applicable annual interest rates for the three and six months ended June 30, 2006 under the Term B Loans were 6.57% and 6.38%, respectively.

The outstanding principal balances of the Term B Loans were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, we made early installment payments under the Term B Loans totaling $118.1 million and $10.0 million during the year ended December 31, 2005 and six months ended June 30, 2006, respectively. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,321.9 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically set forth in the Credit Agreement.

The Credit Agreement requires us to satisfy certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum total leverage ratio, each as defined in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts that we may spend on capital expenditures. Such amounts cannot exceed 12% of revenues for the period ending December 31, 2006, and cannot exceed 10% thereafter.

The financial covenant requirements and ratios are as follows:

		Level at
		June 30,
	Requirement	2006

Minimum Interest Coverage Ratio	≥3.50:1.00	4.87
Maximum Total Leverage Coverage Ratio	≤4.75:1.00	3.88

In addition, the Credit Agreement contains customary affirmative and negative covenants, which, among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

During March 2006, we borrowed $10.0 million under the Credit Agreement for general corporate purposes. The outstanding principal and interest were repaid before the end of March 2006.

On June 30, 2006, we entered into an incremental facility amendment borrowing $50.0 million under our Credit Agreement. We borrowed $50.0 million in the form of the incremental Term B Loans. The proceeds of these incremental Term B Loans have been used to finance a portion of the acquisition of the four hospitals from HCA.

As of June 30, 2006, we had $29.8 million in letters of credit outstanding under the Revolving Loans. Of this amount, $29.7 million was related to the self-insured retention level of our general and professional liability insurance and worker’s compensation programs as security for payment of claims, and $0.1 million was related to certain utility companies. We borrowed $200.0 million in Revolving Loans under the Credit Agreement on June 30, 2006, to finance a portion of the acquisition of the four hospitals from HCA. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $170.2 million as of June 30, 2006, including the $100.0 million available under the additional tranche.

Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our costs of borrowings.

Interest Rate Swap

On June 1, 2006, we agreed in principle with the Counterparty to the terms of an interest rate swap agreement. The Counterparty is one of the lenders under the Credit Agreement. We plan to enter into the interest rate swap agreement to mitigate our floating interest rate risk on our outstanding variable rate borrowings. We expect the interest rate swap to have an effective date of November 15, 2006 and a maturity date of May 15, 2011. The interest rate swap agreement will require us to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to us based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 15, 2006 to November 15, 2007	$900.0 million
November 15, 2007 to November 15, 2008	$750.0 million
November 15, 2008 to November 15, 2009	$600.0 million
November 15, 2009 to November 15, 2010	$450.0 million
November 15, 2010 to May 15, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. We have the interest rate swap as a cash flow hedge instrument, which is recorded in our condensed consolidated balance sheet at its fair value.

Debt Ratings

Our debt is rated by three credit rating agencies designated as Nationally Recognized Statistically Rating Organizations by the SEC:

•	Moody’s Investors Service, Inc. (“Moody’s”);

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”); and

•	Fitch Ratings.

A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our recent ratings are primarily a reflection of the rating agencies’ concern regarding our high leverage and activity in acquisitions.

The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

Moody’s
	Senior			S&P		Fitch Ratings
	Unsecured	Senior Implied		Issuer		Issuer
Date	Issuer Rating	Issuer Rating	Outlook	Rating	Outlook	Rating	Outlook

April 1999	—	—	—	B+	Stable	—	—
October 1999	—	B1	Stable	B+	Stable	—	—
February 2001	—	B1	Positive	B+	Stable	—	—
May 2001	—	Ba3	Stable	B+	Stable	—	—
June 2001	B2	Ba3	Stable	BB−	Stable	—	—
June 2002	B2	Ba3	Stable	BB−	Stable	—	—
December 2003	B2	Ba3	Stable	BB	Stable	—	—
August 2004	B2	Ba3	Negative	BB	Negative	—	—
March 2005	B2	Ba3	Stable	BB	Stable	—	—
July 2005	B2	Ba3	Stable	BB	Negative	—	—
May 2006	—	—	—	—	—	BB−	Stable

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

3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025

On August 10, 2005, we sold $225.0 million of our 3 1/4% Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay the indebtedness under the Senior Subordinated Credit Agreement and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.

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

The conversion rate is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock. Because the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during 2005 and the first half of 2006 was trading below the conversion price of $61.22 per share of our common stock, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.

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

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period July 1, 2006 to December 31, 2006, to be in a range of $85.0 million to $100.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2006, we had projects under construction with an estimated cost to complete and equip of approximately $98.1 million. See Note 11 to the condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

Although we do not contemplate making any acquisitions during the remainder of 2006, our long-term business strategy contemplates the selective acquisition of additional hospitals and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the six months ended June 30, 2006, there were no material changes in our contractual obligations presented in our 2005 Annual Report on Form 10-K except for the $240.0 million increase in our borrowings under our Credit Agreement and related interest expense.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $29.8 million as of June 30, 2006. Of the $29.8 million outstanding, $29.7 million of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims, and $0.1 million relates to obligations to certain utility companies.

Recently Issued Accounting Pronouncements

Please refer to Note 6 of our condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 11 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	investment in and integration of our recent acquisitions;

•	liabilities and other effects associated with our recent acquisitions;

•	future financial performance and condition;

•	future liquidity and capital resources;

•	future cash flows;

•	existing and future debt and equity structure;

•	competition with other hospitals;

•	our compliance with federal, state and local regulations;

•	our stock compensation arrangements;

•	executive compensation;

•	our hedging arrangements;

•	supply and information technology costs;

•	changes in interest rates;

•	our payment of dividends;

•	future acquisitions and dispositions;

•	de novo facilities;

•	tax-related liabilities;

•	reimbursement changes;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	the completion of projects under construction;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards; and

•	physician recruiting and retention.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	problems that may arise in integrating the Province hospitals and our other acquired hospitals;

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as changes in the manner in which employers provide healthcare coverage to their employees;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures;

•	our ability to manage healthcare risks, including malpractice litigation, and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	the geographic concentration of our operations;

•	changes in our operating or expansion strategy;

•	the ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our liquidity or the amount or terms of our indebtedness and in our debt credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act;

•	possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of June 30, 2006, we had outstanding debt of $1,760.7 million, 86.4% or $1,521.9 million of which was subject to variable rates of interest. As of June 30, 2006, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $225.0 million 3 1/4% Debentures was approximately $194.3 million, based on the quoted market prices at June 30, 2006.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $15.2 million as of June 30, 2006. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments. However, we plan to enter into an interest rate swap agreement to mitigate our floating rate interest risk on our outstanding variable rate borrowings. Please refer to Note 10 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the interest rate swap.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 10, 2006, Accipiter Life Sciences Fund, L.P. (“Accipiter”) filed an action against us and our directors in the Delaware Court of Chancery. The complaint alleges, among other things, that our directors breached their fiduciary duties by enforcing our advance notification bylaw in connection with Accipiter’s attempt to nominate members to our board of directors. Accipiter originally sought, among other things, to enjoin us from proceeding with our 2006 Annual Meeting of Stockholders without first waiving the advance notification bylaw and permitting Accipiter to solicit proxies on behalf of its nominees. On April 25, 2006, the court denied Accipiter’s motion for a preliminary injunction in connection with our 2006 Annual Meeting of Stockholders, which proceeded on May 8, 2006 as scheduled.

On May 26, 2006, we moved for summary judgment dismissing each of Accipiter’s claims. In its answering brief dated June 7, 2006, Accipiter requested that the court instead enter summary judgment in its favor and order a new election of directors, at which time Accipiter’s proposed nominees would be considered.

This motion is currently pending before the court. We believe the suit is without merit and are defending it vigorously.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 8, 2006. At the annual meeting, votes were cast as follows:

	Votes		Votes
	in Favor	Abstained	Against

a) Election of Class I Directors:
Ricki Tigert Helfer	36,400,752	7,991,737	—
John E. Maupin, Jr.	36,445,687	7,946,802	—
Owen G. Shell, Jr.	36,446,838	7,945,651	—
b) Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006	43,871,101	97,416	423,972

As indicated in the above table, Ricki Tigert Helfer, John E, Maupin, Jr. and Owen G. Shell, Jr. were elected as Class I directors. The terms of the Class I directors will continue until the annual meeting of stockholders in 2009, or until their respective successors are elected and qualified. The terms of the following Class II directors will continue until the annual meeting in 2007 or until their respective successors are elected and qualified: DeWitt Ezell, Jr. and William V. Lapham. The terms of the following Class III directors will continue until the annual meeting in 2008 or until their respective successors are elected and qualified: Richard H. Evans and Michael P. Haley. Effective June 26, 2006, Kenneth C. Donahey resigned as Chairman of the Board, Owen G. Shell, Jr. was appointed as the Company’s new Chairman of the Board, and William F. (Bill) Carpenter III was appointed as a Class III director to fill Mr. Donahey’s position on the Board of Directors.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)
3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc.(a)
4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(b)
4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(b)
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(b)
10.1	Certain non-employee director compensation information(c)
10.2	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award(c)
10.3	Separation Agreement, dated June 25, 2006, between LifePoint CSGP, LLC and Kenneth C. Donahey(d)
10.4	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto(e)
10.5	Stock Purchase Agreement, dated July 14, 2005, between HCA Inc. and LifePoint Hospitals, Inc.
10.6	Amendment No. 1 to the Stock Purchase Agreement, dated June 2, 2006, between HCA Inc. and LifePoint Hospitals, Inc.
10.7	Repurchase Agreement by and among HCA Inc. and LifePoint Hospitals, Inc. dated as of June 30, 2006.
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(b)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251.

(c)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated May 12, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(d)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 26, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(e)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 30, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 27, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)

3.2	Amended and Restated By-Laws of LifePoint Hospitals, Inc.(a)

4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(b)

4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(b)

4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(b)

10.1	Certain non-employee director compensation information(c)

10.2	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award(c)

10.3	Separation Agreement, dated June 25, 2006, between LifePoint CSGP, LLC and Kenneth C. Donahey(d)

10.4	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto(e)

10.5	Stock Purchase Agreement, dated July 14, 2005, between HCA Inc. and LifePoint Hospitals, Inc.

10.6	Amendment No. 1 to the Stock Purchase Agreement, dated June 2, 2006, between HCA Inc. and LifePoint Hospitals, Inc.

10.7	Repurchase Agreement by and among HCA Inc. and LifePoint Hospitals, Inc. dated as of June 30, 2006.

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.) dated April 15, 2005, File Number 333-124151.

(b)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(c)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated May 12, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(d)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 26, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(e)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 30, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.