Form 10-Q
period 2006-09-30
LIFEPOINT HOSPITALS, INC.
filed 2006-10-26
CIK 1301611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of September 30, 2006, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 57,364,259.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenues	$548.9	$640.3	$1,285.3	$1,799.1

Salaries and benefits	221.0	252.3	515.0	712.2
Supplies	76.4	88.9	172.4	249.5
Other operating expenses	90.5	111.5	214.1	309.0
Provision for doubtful accounts	63.5	70.1	127.5	197.5
Depreciation and amortization	28.0	30.4	67.8	78.3
Interest expense, net	20.4	28.5	38.2	76.2
Debt retirement costs	2.1	—	12.1	—
Transaction costs	(1.4)	—	43.2	—

	500.5	581.7	1,190.3	1,622.7

Income from continuing operations before minority interests and income taxes	48.4	58.6	95.0	176.4
Minority interests in earnings of consolidated entities	0.3	0.4	0.8	1.1

Income from continuing operations before income taxes	48.1	58.2	94.2	175.3
Provision for income taxes	17.8	23.7	41.2	70.6

Income from continuing operations	30.3	34.5	53.0	104.7

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(0.5)	(0.2)	0.9	(1.7)
Impairment of assets	(0.2)	—	(4.9)	—
Gain (loss) on sale of hospitals	—	0.6	(0.7)	4.1

Income (loss) from discontinued operations	(0.7)	0.4	(4.7)	2.4
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	0.7

Net income	$29.6	$34.9	$48.3	$107.8

Basic earnings (loss) per share:
Continuing operations	$0.55	$0.62	$1.09	$1.88
Discontinued operations	(0.01)	0.01	(0.10)	0.05
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.54	$0.63	$0.99	$1.94

Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.61	$1.08	$1.86
Discontinued operations	(0.01)	0.01	(0.10)	0.05
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.53	$0.62	$0.98	$1.92

Weighted average shares and dilutive securities outstanding:
Basic	55.3	55.7	48.4	55.6

Diluted	56.2	56.4	49.3	56.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	September 30,
	2005(1)	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30.4	$47.2
Accounts receivable, less allowances for doubtful accounts of $252.9 at December 31, 2005 and $304.8 at September 30, 2006	256.8	336.5
Inventories	56.9	64.9
Assets held for sale	22.0	90.4
Prepaid expenses	12.0	17.3
Deferred tax assets	44.2	55.7
Other current assets	11.0	22.1

	433.3	634.1
Property and equipment:
Land	64.4	80.0
Buildings and improvements	986.9	1,067.7
Equipment	540.3	580.5
Construction in progress (estimated cost to complete and equip after September 30, 2006 is $110.3)	77.8	60.2

	1,669.4	1,788.4
Accumulated depreciation	(373.1)	(445.7)

	1,296.3	1,342.7

Deferred loan costs, net	35.4	32.4
Intangible assets, net	4.2	33.2
Other	5.5	4.5
Goodwill	1,449.9	1,601.4

	$3,224.6	$3,648.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85.6	$102.0
Accrued salaries	58.7	68.3
Other current liabilities	85.3	139.7
Current maturities of long-term debt	0.5	0.9

	230.1	310.9

Long-term debt	1,515.8	1,759.8
Deferred income taxes	124.0	73.5
Professional and general liability claims and other liabilities	60.3	84.9

Minority interests in equity of consolidated entities	6.6	15.0

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,102,882 and 57,364,259 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	0.6	0.6
Capital in excess of par value	1,053.1	1,038.8
Unearned ESOP compensation	(9.7)	(7.2)
Unearned compensation on nonvested stock	(31.0)	—
Accumulated other comprehensive loss	—	(10.6)
Retained earnings	274.8	382.6

	1,287.8	1,404.2

	$3,224.6	$3,648.3

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Cash flows from operating activities:
Net income	$29.6	$34.9	$48.3	$107.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	0.7	(0.4)	4.7	(2.4)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.7)
Stock-based compensation	2.0	3.7	4.2	9.5
ESOP expense (non-cash portion)	4.5	2.1	11.0	7.1
Depreciation and amortization	28.0	30.4	67.8	78.3
Amortization of deferred loan costs	1.1	1.3	2.7	4.0
Debt retirement costs	2.1	—	12.1	—
Transaction costs	(1.4)	—	43.2	—
Minority interests in earnings of consolidated entities	0.3	0.4	0.8	1.1
Deferred income taxes (benefit)	(14.7)	(5.2)	9.7	(5.4)
Reserve for professional and general liability claims, net	(0.2)	3.2	1.8	7.3
Excess tax benefits from employee stock plans	0.7	—	8.9	—
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(12.7)	(60.6)	(18.6)	(64.5)
Inventories and other current assets	5.3	(9.9)	8.7	(15.7)
Accounts payable and accrued expenses	5.3	38.4	2.8	34.1
Income taxes payable	16.0	21.6	(12.3)	12.6
Other	1.1	2.1	1.1	2.6

Net cash provided by operating activities — continuing operations	67.7	62.0	196.9	175.7
Net cash provided by (used in) operating activities — discontinued operations	5.3	(12.6)	8.5	(12.8)

Net cash provided by operating activities	73.0	49.4	205.4	162.9

Cash flows from investing activities:
Purchase of property and equipment	(47.6)	(39.5)	(108.0)	(134.5)
Acquisitions, net of cash acquired	(3.6)	(20.4)	(963.3)	(281.0)
Other	(0.2)	(0.1)	(0.8)	(0.7)

Net cash used in investing activities — continuing operations	(51.4)	(60.0)	(1,072.1)	(416.2)
Net cash (used in) provided by investing activities — discontinued operations	(0.8)	1.0	31.7	28.6

Net cash used in investing activities	(52.2)	(59.0)	(1,040.4)	(387.6)

Cash flows from financing activities:
Proceeds from borrowings	375.0	—	1,967.0	260.0
Payments of borrowings	(402.6)	—	(1,111.8)	(20.0)
Proceeds from exercise of stock options	1.7	—	43.3	0.3
Proceeds from employee stock purchase plans	0.3	1.3	1.4	3.0
Payment of debt issue costs	(8.9)	(0.6)	(40.7)	(1.0)
Other	(0.1)	(0.2)	(3.6)	(0.8)

Net cash (used in) provided by financing activities	(34.6)	0.5	855.6	241.5

Change in cash and cash equivalents	(13.8)	(9.1)	20.6	16.8
Cash and cash equivalents at beginning of period	53.0	56.3	18.6	30.4

Cash and cash equivalents at end of period	$39.2	$47.2	$39.2	$47.2

Supplemental disclosure of cash flow information:
Interest payments	$19.8	$19.0	$43.3	$64.0

Capitalized interest	$1.1	$0.5	$2.3	$0.8

Income taxes paid, net	$15.7	$7.1	$35.7	$63.3

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
Unaudited
(Amounts in millions)

					Unearned	Accumulated
			Capital in	Unearned	Compensation	Other
	Common Stock		Excess of	ESOP	on Nonvested	Comprehensive	Retained
	Shares	Amount	Par Value	Compensation	Stock	Loss	Earnings	Total

Balance at December 31, 2005	57.1	$0.6	$1,053.1	$(9.7)	$(31.0)	$—	$274.8	$1,287.8
Comprehensive income:
Net income	—	—	—	—	—	—	107.8	107.8
Net change in fair value of interest rate swap, net of tax expense of $5.7	—	—	—	—	—	(10.6)	—	(10.6)

Total comprehensive income								97.2

Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—	—
Non-cash ESOP compensation earned	—	—	4.9	2.5	—	—	—	7.4
Exercise of stock options, including tax benefits and other	—	—	0.3	—	—	—	—	0.3
Stock activity in connection with employee stock purchase plans	—	—	3.0	—	—	—	—	3.0
Stock-based compensation — nonvested stock	—	—	4.2	—	—	—	—	4.2
Stock-based compensation — stock options	—	—	4.3	—	—	—	—	4.3
Nonvested stock issued to key employees	0.3	—	—	—	—	—	—	—

Balance at September 30, 2006	57.4	$0.6	$1,038.8	$(7.2)	$—	$(10.6)	$382.6	$1,404.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

At September 30, 2006, the Company operated 53 hospitals, including two hospitals that are held for sale. In all but four of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 19 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate overhead costs, which were $12.4 million and $19.2 million for the three months ended September 30, 2005 and 2006, respectively, and $36.8 million and $58.4 million for the nine months ended September 30, 2005 and 2006, respectively.

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

Havasu Joint Venture

Effective September 1, 2006, Havasu Surgery Center, Inc., an Arizona S corporation owned by physicians and other individuals (“HSC”), transferred substantially all of its assets to Havasu Regional Medical Center, LLC, a newly-formed Delaware limited liability company (the “Havasu LLC”), in exchange for all of the Class A units in the Havasu LLC, plus cash. Also effective September 1, 2006, PHC-Lake Havasu, Inc., a wholly owned subsidiary of the Company which operated Havasu Regional Medical Center (“HRMC”), contributed to the Havasu LLC substantially all of the assets used in the operation of HRMC (except for real estate and home health assets), plus cash, in exchange for all of the Class B units in the Havasu LLC (the “Class B Units”). The Class B Units represent approximately a 96% equity interest in the Havasu LLC. The Company acquired HSC through the Havasu LLC for approximately $27.0 million, which consisted of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$18.9 million in cash and a non-cash $8.1 million capital contribution from the minority physician partners. Goodwill recognized in connection with the acquisition of the HSC totaled $8.7 million. The purchase price allocation for the HSC has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge.

Four HCA Hospitals

Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA, Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as defined in the purchase agreement. The four facilities acquired include 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia; 155-bed Saint Francis Hospital, Charleston, West Virginia; and 369-bed Raleigh General Hospital, Beckley, West Virginia. The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition, as further discussed in Note 9 herein.

Under the purchase method of accounting, the total purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values as of July 1, 2006. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets is recorded as goodwill. The results of operations of these facilities are included in LifePoint’s results of operations beginning July 1, 2006.

The purchase price allocation for the four HCA facilities has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company has engaged a third-party valuation firm to complete a valuation of certain acquired assets and liabilities, primarily property and equipment and certain intangible assets. Once the valuation is completed, the Company will adjust the purchase price allocation to reflect the final values.

The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.7
Property and equipment	128.2
Other long-term assets	0.1
Goodwill	122.3

Total assets acquired, excluding cash	265.9

Accounts payable	0.4
Accrued salaries	5.7
Other current liabilities	2.2

Total liabilities assumed	8.3

Net assets acquired	$257.6

The Company has classified St. Joseph’s Hospital and Saint Francis Hospital as assets held for sale/discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective as of the acquisition date of July 1, 2006 as further discussed in Note 3.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management of the Company believes that the Province Business Combination provides and will continue to provide efficiencies and enhance LifePoint’s ability to compete effectively in complementary markets. As a result of the Province Business Combination, the Company is more geographically and financially diversified in its asset base. Management of the Company believes that the Company has greater resources and increased opportunities for growth and margin expansion. The results of operations of Province are included in LifePoint’s results of operations beginning April 16, 2005.

Based on $42.79, the 20-day weighted average Historic LifePoint stock price as of April 12, 2005, and the number of shares of Province common stock outstanding on such date, LifePoint issued an aggregate of 15.0 million shares of Company Common Stock to Province stockholders and paid Province stockholders an aggregate of $586.3 million in cash, pursuant to the terms of the Merger Agreement.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$2.7
Accounts receivable, net	122.1
Inventories	21.0
Prepaid expenses	4.6
Other current assets	15.6
Property and equipment	575.6
Other long-term assets	15.8
Goodwill	1,175.2

Total assets acquired	1,932.6

Accounts payable	33.0
Accrued salaries	28.1
Other current liabilities	41.2
Long-term debt	511.6
Professional and general liability claims and other liabilities	30.1
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	646.0

Net assets acquired	$1,286.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other 2005 Acquisitions

On June 1, 2005, the Company consummated its agreement with Wythe County Community Hospital (“WCCH”) to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The lease was finalized with a payment of $49.8 million, including working capital, to WCCH. Goodwill totaled $20.4 million, all of which is expected to be deductible for tax purposes.

Effective July 1, 2005, the Company acquired 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $210.0 million. Goodwill totaled $137.6 million, all of which is expected to be deductible for tax purposes.

The acquisitions of WCCH and DRMC (the “2005 Acquisitions”) were accounted for using the purchase method of accounting. The purchase prices of the 2005 Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values as determined by a third-party valuation firm.

Impact of Final Valuations of Fixed Assets

In connection with the finalization of the purchase price allocations of both DRMC and Province, the Company recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million, net of income taxes), or $0.14 per diluted share during the three months ended June 30, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Note 3.	Discontinued Operations

Two HCA Hospitals

In connection with the acquisition of four facilities from HCA, effective July 1, 2006, the Company’s management committed to a plan to divest two hospitals acquired in the acquisition. These two hospitals are St. Joseph’s Hospital (“St. Joseph’s”) located in Parkersburg, West Virginia, and Saint Francis Hospital (“Saint Francis”) located in Charleston, West Virginia. On September 15, 2006, the Company announced the signing of definitive agreements for the sale of these two hospitals, subject to customary closing conditions.

Three Former Province Hospitals

During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination. These three hospitals are Medical Center of Southern Indiana (“MCSI”) located in Charlestown, Indiana; Ashland Regional Medical Center (“Ashland”) located in Ashland, Pennsylvania; and Palo Verde Hospital (“Palo Verde”) located in Blythe, California. The Company divested Palo Verde on December 31, 2005 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. During the three

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2006, the Company received $1.0 million in cash from the Hospital District of Palo Verde to settle the amounts owed to the Company. The Company completed the sale of both MCSI and Ashland to Saint Catherine Healthcare effective May 1, 2006.

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

The results of operations, net of income taxes, of Bartow, Smith County, MCSI, Ashland, Palo Verde, St. Joseph’s and Saint Francis are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods, where appropriate, have been reclassified to conform to this presentation for all periods presented. These required reclassifications, where appropriate, to the prior period condensed consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

Impact of Discontinued Operations

The revenues and income (loss) before income taxes of discontinued operations for the three and nine months ended September 30, 2005 and 2006 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenues	$15.8	$47.3	$45.4	$60.7
Income (loss) before income taxes	(0.9)	—	1.5	(2.4)

The assets of the facilities sold or to be sold are reported as assets held for sale in the accompanying condensed consolidated balance sheets prior to their disposal and are primarily comprised of property and equipment. The Company allocated $0.3 million and $2.0 million for the three-month periods ended September 30, 2005 and 2006, respectively, and $0.4 million and $2.1 million for the nine months ended September 30, 2005 and 2006, respectively, of interest expense to discontinued operations. Prior to the acquisition of four HCA hospitals effective July 1, 2006, the Company calculated the allocation of interest based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt. Subsequently, the Company has calculated the allocation of interest based specifically on the debt that was incurred in connection with the HCA acquisition.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the changes in the Company’s assets held for sale for the nine months ended September 30, 2006 (in millions):

	Current	Property and
	Assets	Equipment	Goodwill	Total

Balance at December 31, 2005	$1.6	$14.7	$5.7	$22.0
Sale of Smith County	(0.3)	(6.0)	(5.7)	(12.0)
Sale of MCSI and Ashland	(1.3)	(8.7)	—	(10.0)
Inclusion of two HCA facilities	7.9	82.5	—	90.4

Balance at September 30, 2006	$7.9	$82.5	$—	$90.4

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2005 and did not incur an impairment charge.

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2006 (in millions):

Balance at December 31, 2005	$1,449.9
Goodwill acquired as part of acquisitions during 2006	130.9
Consideration adjustments and adjustments to purchase price allocations for 2005 acquisitions	20.6

Balance at September 30, 2006	$1,601.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Total

Contract-based physician minimum revenue guarantees:
Balance at December 31, 2005	$—	$—	$—
Additions	19.0	—	19.0
Amortization expense	—	(0.8)	(0.8)

Balance at September 30, 2006	$19.0	$(0.8)	$18.2

Certificates of need:
Balance at December 31, 2005	$1.4	$—	$1.4
Additions	1.2	—	1.2

Balance at September 30, 2006	$2.6	$—	$2.6

Non-competition agreements:
Balance at December 31, 2005	$5.9	$(3.1)	$2.8
Additions	10.8	—	10.8
Adjustments	(0.1)	—	(0.1)
Amortization expense	—	(1.1)	(1.1)

Balance at September 30, 2006	$16.6	$(4.2)	$12.4

Total intangible assets:
Balance at December 31, 2005	$7.3	$(3.1)	$4.2
Additions/Adjustments	30.9	—	30.9
Amortization expense	—	(1.9)	(1.9)

Balance at September 30, 2006	$38.2	$(5.0)	$33.2

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

FSP FIN 45-3 is effective for new physician minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. For physician minimum

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue guarantees issued before January 1, 2006, the Company expensed the advances as they were paid to the physicians, which was typically over a period of one year. Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortizes the contract-based intangible asset to physician recruiting expense over the period of the physician contract, which is typically five years. As of September 30, 2006, the Company’s liability balance for contract-based physician minimum revenue guarantees was $12.4 million, which is included in other current liabilities on the Company’s condensed consolidated balance sheet.

The following table summarizes the impact of adopting FSP FIN 45-3 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Increase of income from continuing operations before income taxes (included in other operating expenses)	$3.3	$5.7
Provision for income taxes	(1.3)	(2.3)

Increase of income from continuing operations	$2.0	$3.4

Increase of income per share from continuing operations:
Basic	$0.03	$0.06

Diluted	$0.03	$0.06

Certificates of Need and Non-Competition Agreements

Certificates of need are issued by certain state governments to the hospitals owned by the Company located in such states. An independent appraiser valued each certificate of need when the Company acquired the corresponding hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized. The non-competition agreements, also valued by an independent appraiser, are amortized on a straight-line basis over the term of the agreements. In connection with the acquisition of HSC on September 1, 2006, the Company entered into non-competition agreements with the physician-owners of this facility. These non-competition agreements were valued at approximately $10.8 million in the aggregate by an independent appraiser. The remaining $1.1 million net increase in these intangible assets during the nine months ended September 30, 2006 relates to the finalization of the DRMC, WCCH and Province purchase price allocations.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005(a)	2006

Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$30.3	$34.5	$53.0	$104.7
Income (loss) from discontinued operations	(0.7)	0.4	(4.7)	2.4
Cumulative effect of change in accounting principle	—	—	—	0.7

	$29.6	$34.9	$48.3	$107.8

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	55.3	55.7	48.4	55.6
Effect of dilutive securities:
Employee stock benefit plans	0.9	0.7	0.9	0.6

Denominator for diluted earnings per share — weighted average shares	56.2	56.4	49.3	56.2

Basic earnings (loss) per share:
Continuing operations	$0.55	$0.62	$1.09	$1.88
Discontinued operations	(0.01)	0.01	(0.10)	0.05
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.54	$0.63	$0.99	$1.94

Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.61	$1.08	$1.86
Discontinued operations	(0.01)	0.01	(0.10)	0.05
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.53	$0.62	$0.98	$1.92

(a)	The impact of 2.9 million potential weighted average shares of common stock, if converted, and interest expense related to convertible notes was not included in the computation of diluted earnings per share for the nine months ended September 30, 2005, because the effect would have been anti-dilutive.

Note 6.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has not yet determined the potential financial impact of adopting FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of Mr. Donahey’s retirement, the Company incurred additional net pre-tax compensation expense of approximately $2.0 million ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for the nine months ended September 30, 2006. This compensation expense consists of the $3.5 million in cash payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that the Company recorded for continuing operations in accordance with SFAS No. 123(R) for the three and nine months ended September 30, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.5	$4.3
Income tax benefit	(0.5)	(1.6)

Reduction of income from continuing operations	$1.0	$2.7

Reduction of income per share from continuing operations:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

The Company recorded $3.8 million and $9.5 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2006, the $3.8 million amount consists of $1.5 million in compensation expense for stock options and $2.3 million in compensation expense for nonvested stock. For the nine months ended September 30, 2006, the $9.5 million amount consists of $4.3 million in compensation expense for stock options and $5.2 million in compensation expense for nonvested stock. The Company recorded $2.1 million and $4.2 million in stock-based compensation expense for nonvested stock for the three and nine months ended September 30, 2005, respectively. This excludes the $4.0 million of compensation expense the Company recognized during the nine months ended September 30, 2005 that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination. The Company did not capitalize any stock-based compensation cost for the three and nine months ended September 30, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.9 million and $1.5 million for the three months ended September 30, 2005 and 2006, respectively. The total tax benefits related to stock-based compensation expense were $1.6 million and $3.9 million for the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, there was $34.8 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.5 years.

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. The Company has historically recognized its pro-forma stock option expense using an estimated forfeiture rate. However, the Company also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for its nonvested stock. Under SFAS No. 123(R), the Company was required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust its compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the nine months ended September 30, 2006.

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

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the three and nine months ended September 30, 2006.

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

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

The Company’s 1998 Long-Term Incentive Plan (“LTIP”), as amended, authorizes 13,625,000 shares of the Company’s common stock for issuance as of September 30, 2006. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value on the date of grant. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. Options to purchase 79,875 and 904,745 shares were granted to the Company’s employees during the three and nine months ended September 30, 2006, respectively, under this plan with an exercise price equal to the fair market value on the date of grant.

The Company’s outstanding nonvested stock awards have a vesting period of three to five years from the grant date and contain no vesting requirements other than continued employment of the employee. There are certain nonvested stock awards that require the vesting be contingent upon the satisfaction of certain financial goals in addition to continued employment of the employee. The Company granted 36,270 and 389,719 shares of nonvested stock awards to certain key employees under the LTIP during the three and nine months ended September 30, 2006, respectively, which will cliff-vest three years after the grant date.

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

The ODSIP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the board of directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal stock-based compensation expense amount under this plan. As of September 30, 2006, there were 16,624 deferred stock units outstanding under the ODSIP.

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

ESPP

The Company sponsors an employee stock purchase plan which allows employees to purchase shares of the Company’s common stock at a discount. There were 300,000 shares of the Company’s common stock reserved for issuance under this plan at September 30, 2006. Prior to January 1, 2006 the ESPP provided for employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123(R) so that the plan is not compensatory under the new standard and no expense is recognized. The Company received $0.8 million and $2.2 million for the issuance of common stock under this plan during the nine months ended September 30, 2005 and 2006, respectively.

MSPP

The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. There were 250,000 shares of the Company’s common stock reserved for issuance under this plan at September 30, 2006. Such shares are subject to a three-year cliff-vesting period. As of April 15, 2005, all of the outstanding unvested shares of MSPP restricted stock were fully vested as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax withholding purposes. The Company recognizes a nominal stock-based compensation expense amount under this plan as a result of the relatively small number of participants in the MSPP. The Company received $0.6 million and $0.8 million for the issuance of stock under this plan during the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, there were 39,745 restricted shares outstanding under the MSPP.

Stock Options

Change in Stock Option Valuation Model

In January 2006, the Company changed from the Black-Scholes-Merton option valuation model (“BSM”) to a lattice-based option valuation model, the Hull-White II Valuation Model (“HW-II”). The Company prefers the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of the Company’s unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three and nine months ended September 30, 2006.

Valuation

The Company estimated the fair value of stock options granted during the nine months ended September 30, 2006 using the HW-II lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the nine months ended September 30, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Nine Months Ended
	September 30,
	2005	2006

Expected volatility	56.0%	32.8%
Risk free interest rate (range)	3.76 - 4.10%	4.38 - 5.17%
Expected dividends	—	—
Average expected term (years)	4.0	5.4

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006, the Company estimates the volatility of its common stock at the date of grant based on both historical volatility and implied volatility from traded options on the Company’s common stock, consistent with SFAS No. 123(R) and SAB 107.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of stock option activity under both the LTIP and ODSIP during the nine months ended September 30, 2006 is as follows:

						Weighted
		Weighted	Weighted			Average
		Average	Average		Aggregate	Remaining
	Number	Exercise	Fair	Total	Intrinsic	Contractual
Stock Options	of Shares	Price	Value	Fair Value	Value(b)	Term
				(In millions)	(In millions)	(In years)

Outstanding at December 31, 2005(a)	3,554,804	$30.01	$12.26	$43.6	$32.3	7.17
Exercisable at December 31, 2005(a)	2,784,822	$26.61	$10.27	$28.6	$32.3	N/A
Granted	904,745	33.23	11.18	10.1	N/A	N/A
Forfeited (pre-vest cancellation)	277,975	37.83	15.75	4.4	N/A	N/A
Exercised	20,048	17.32	6.24	0.1	0.3	N/A
Expired (post-vest cancellation)	15,790	34.76	14.04	0.2	N/A	N/A
Vested	224,310	42.62	19.79	4.4	N/A	N/A

Outstanding at September 30, 2006	4,145,736	$30.23	$11.81	$49.0	$28.8	6.41
Exercisable at September 30, 2006	2,973,294	$27.84	$11.00	$32.7	$27.2	5.32

(a)	Certain prior period adjustments were made to the amounts at December 31, 2005.

(b)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The Company received $43.3 million and $0.4 million in cash from stock option exercises for the nine months ended September 30, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises of the stock-based payment arrangements totaled $8.9 million for the nine months ended September 30, 2005. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the nine months ended September 30, 2006.

As of September 30, 2006, there was $11.6 million of total unrecognized compensation cost related to stock option compensation arrangements under the LTIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity under both the LTIP and ODSIP, including 24,500 restricted stock units under the ODSIP, during the nine months ended September 30, 2006 is as follows:

		Weighted	Total
	Number	Average	Fair	Aggregate
Nonvested Shares	of Shares	Fair Value	Value	Intrinsic Value
			(In millions)	(In millions)

Outstanding at December 31, 2005(a)	865,034	$42.76	$37.0	$32.4
Granted	414,219	33.22	13.8	N/A
Vested	—	—	—	—
Forfeited (pre-vest cancellation)	253,674	40.37	10.3	N/A

Outstanding at September 30, 2006	1,025,579	$39.50	$40.5	$36.2

(a)	Certain prior period adjustments were made to the outstanding amounts at December 31, 2005.

During the nine months ended September 30, 2006, the Company granted 135,500 shares of nonvested stock awards under the LTIP to certain senior executives, 50,000 of which were forfeited when Mr. Donahey retired during June 2006. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of September 30, 2006, there was $23.2 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comparable Disclosures

As discussed above, the Company accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the nine months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, the Company recorded stock-based compensation expense for its nonvested stock and did not record stock-based compensation expense for its stock options and ESPP for the nine months ended September 30, 2005. The following table illustrates the effect on the Company’s net income and net income per share for the three and nine months ended September 30, 2005 and 2006 if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2005(d)	2006	2005(d)	2006

Net income, as reported in prior period(a)	$29.6		$48.3
Add: Stock-based compensation expense included in reported net income, net of income taxes	1.4		6.8
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(2.1)		(15.6)

Net income, including stock-based compensation(c)	$28.9	$34.9	$39.5	$107.8

Net income per share:
Basic — as reported in prior period(a)	$0.54		$0.99

Basic — including stock-based compensation(c)	$0.52	$0.63	$0.82	$1.94

Diluted — as reported in prior period(a)	$0.53		$0.98

Diluted — including stock-based compensation(c)	$0.51	$0.62	$0.80	$1.92

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and the Company’s ESPP because it did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

(d)	All outstanding stock options as of April 15, 2005, except for 28,500 stock options granted in December 2004, and all outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province Business Combination and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the nine months ended September 30, 2005 as a result of the accelerated vesting of stock options was $4.9 million. In addition, as a result of the accelerated vesting of nonvested stock awards, the Company recognized an after-tax charge of $2.5 million for the nine months ended September 30, 2005.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Long-Term Debt

Long-term debt consists of the following at December 31, 2005 and September 30, 2006 (in millions):

	December 31,	September 30,
	2005	2006

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,281.9	$1,321.9
Revolving Credit Loans	—	200.0

	1,281.9	1,521.9

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	231.2
Capital leases/other	3.2	7.6

Total long-term debt	1,516.3	1,760.7
Less: current portion	0.5	0.9

	$1,515.8	$1,759.8

Amendments to Senior Secured Credit Facilities

On September 8, 2006, the Company amended its Credit Agreement to increase the aggregate amount available for Incremental Revolving Loans under the Credit Agreement by $50.0 million. On June 30, 2006, the Company entered into an incremental facility amendment to increase the availability of Term B Loans under its Credit Agreement by $50.0 million. The Company borrowed $50.0 million in the form of the incremental Term B Loans thereunder. The proceeds of these incremental Term B Loans have been used to finance the acquisition of the four hospitals from HCA.

Revolving Credit Loans

In connection with the acquisition of the four hospitals from HCA, the Company borrowed $200.0 million in Revolving Credit Loans under the Credit Agreement.

Note 10.	Interest Rate Swap

On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank N.A., New York (the “Counterparty”). The interest rate swap agreement is effective as of November 15, 2006 and has a maturity date of May 15, 2011. The Counterparty is one of the lenders under the Credit Agreement. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to the Company based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

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

The Company assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. For the three months ended September 30, 2006, the Company completed an assessment of the cash flow hedge instrument and determined the hedge to be highly effective in accordance with SFAS No. 133. The Counterparty on the interest rate swap agreement exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the Counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at September 30, 2006 reflected a liability of approximately $16.3 million ($10.6 million net of income taxes) and is included in professional and general liability claims and other liabilities and accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. The interest rate swap reflects a liability balance as of September 30, 2006 because of a recent decrease in market interest rates. If the interest rate swap does not remain highly effective as a cash flow hedge, the derivative’s gain or loss reported through other comprehensive loss will be reclassified into earnings.

Note 11.	Contingencies

Americans with Disabilities Act Claim

On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the U.S. District Court for the Eastern District of Tennessee (“District Court”), seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of September 30, 2006, the plaintiffs have conducted inspections at 27 of the Company’s hospitals, including the now divested Smith County. To date, the District Court has approved the settlement agreements between the parties relating to 13 of the Company’s facilities. The Company is moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 26, 2006, the Company moved for summary judgment dismissing each of Accipiter’s claims. In its answering brief dated June 7, 2006, Accipiter requested that the court instead enter summary judgment in its favor and order a new election of directors, at which time Accipiter’s proposed nominees would be considered. On August 2, 2006, the Delaware Chancery Court granted a summary judgment in the Company’s favor, dismissing Accipiter’s lawsuit.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $52.9 million at September 30, 2006. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $21.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company adopted FSP FIN 45-3 effective January 1, 2006, which affects the accounting for advances to physicians, as further discussed in Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $60.2 million in uncompleted projects at September 30, 2006, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2006, the Company had projects under construction with an estimated cost to complete and equip of approximately $110.3 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $18.5 million for capital expenditures and improvements before July 1, 2008. The Company has incurred approximately $1.9 million of the required capital expenditures and improvements as of September 30, 2006.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $2.4 million of the required capital expenditures and improvements as of September 30, 2006.

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

On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. In addition, during the second quarter of 2006, the IRS notified the Company of its intention to examine select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company’s management believes that adequate provisions have been reflected in its consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2002 and 2003 tax returns based upon current facts and circumstances.

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

Overview

During the nine months ended September 30, 2006, we have focused on managing our hospitals in an environment of lower admissions, integrating our 2005 and 2006 hospital acquisitions, recruiting and retaining physicians and appropriately investing capital in our hospitals. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2005	2006	2005	2006

Revenues	$548.9	$640.3	$1,285.3	$1,799.1
Income from continuing operations	$30.3	$34.5	$53.0	$104.7
Diluted earnings per share from continuing operations	$0.54	$0.61	$1.08	$1.86

Change in the Company’s Chief Executive Officer and Chairman

Effective June 26, 2006, Executive Vice President William F. (Bill) Carpenter III, age 51, was named our President and Chief Executive Officer. Mr. Carpenter replaced Kenneth C. Donahey, who retired after serving five years as our Chairman, President and Chief Executive Officer. In addition, on June 25, 2006, Mr. Donahey resigned from our board of directors and Mr. Carpenter was elected by our board of directors to fill the vacancy resulting from Mr. Donahey’s resignation. Furthermore, our current lead Director, Owen G. Shell, Jr., has been elected as our Chairman of the Board.

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

As a result of Mr. Donahey’s retirement, we incurred an additional net pre-tax compensation expense of approximately $2.0 million ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for the nine months ended September 30, 2006. This compensation expense consists of the $3.5 million of installment payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

Hospital Acquisitions

The Province business combination in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban communities, while diversifying our economic and geographic reach. Additionally, our July 1, 2006 acquisition of two hospitals from HCA and our 2005 acquisitions of WCCH and DRMC fit into our plan of pursuing a strategy for acquiring hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. The “Business Strategy” section in Part I, Item 1. Business, in our 2005 Annual Report on Form 10-K contains a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K for further discussion of acquisitions that we made in recent years.

Havasu Joint Venture

Effective September 1, 2006, HSC transferred substantially all of its assets to Havasu LLC, in exchange for all of the Class A units in the Havasu LLC, plus cash. Also effective September 1, 2006, PHC-Lake Havasu, Inc., our wholly owned subsidiary which operated HRMC, contributed to the Havasu LLC substantially all of the assets used in the operation of HRMC (except for real estate and home health assets), plus cash, in exchange for all of the Class B Units. The Class B Units represent approximately a 96% equity interest in the Havasu LLC. We acquired the HSC through the Havasu LLC for approximately $27.0 million, which consisted of $18.9 million in cash and a non-cash $8.1 million capital contribution from the minority physician partners. Goodwill recognized in connection with the acquisition of the HSC ASC totaled $8.7 million.

Business Combination with Province Healthcare Company

On April 15, 2005, we announced the completion of the business combination with Province Healthcare Company. As a result of the Province business combination, each of Historic LifePoint and Province is now a wholly owned subsidiary of LifePoint Hospitals, Inc., a new public company formed in connection with the Province business combination. We believe that the Province business combination has provided and will continue to provide efficiencies for our operations and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base, increasing our operations from nine states to 19 states. We continue to invest in and integrate the former Province hospitals into our operations during 2006. Please refer to Note 2 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the Province business combination. Our results of operations include the operations of the former hospitals of Province beginning April 16, 2005.

Impact of Final Valuations of Fixed Assets

In connection with the finalization of the purchase price allocations of both DRMC and Province, we recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million net of income taxes), or $0.14 per diluted share during the second quarter of 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Discontinued Operations

From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. In connection with the acquisition of four facilities from HCA, effective July 1, 2006, we entered into a plan to divest two hospitals, St. Joseph’s Hospital located in Parkersburg, West Virginia, and Saint Francis Hospital located in Charleston, West Virginia. On September 15, 2006, we announced the signing of definitive agreements for the sale of these two hospitals, subject to customary closing conditions. During the second quarter of 2005, subsequent to the Province business combination, we committed to a plan to divest three hospitals acquired from Province. These three hospitals were: Medical Center of Southern Indiana located in Charlestown, Indiana; Ashland Regional Medical Center located in Ashland, Pennsylvania; and Palo Verde Hospital located in Blythe, California. We divested Palo

Verde Hospital on December 31, 2005 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. We completed the sale of both Medical Center of Southern Indiana and Ashland Regional Medical Center to Saint Catherine Healthcare effective May 1, 2006. On March 31, 2006, we sold Smith County Memorial Hospital to Sumner Regional Health System. On March 31, 2005, we sold Bartow Memorial Hospital to Health Management Associates, Inc. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006

Revenues	$15.8	$47.3	$45.4	$60.7

Income (loss) from discontinued operations	$(0.5)	$(0.2)	$0.9	$(1.7)
Impairment of assets	(0.2)	—	(4.9)	—
Gain (loss) on sale of hospitals	—	0.6	(0.7)	4.1

Income (loss) from discontinued operations	$(0.7)	$0.4	$(4.7)	$2.4

Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.01	$(0.10)	$0.05

Key Challenges

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

     Our provision for doubtful accounts on a consolidated basis was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2005	2006

First Quarter	$25.2	$68.5
Second Quarter	45.2	59.9
Third Quarter	63.1	74.0
Fourth Quarter	63.8	N/A

	$197.3	$202.4

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

     The following table reflects our consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2005	2006

First Quarter	$1.8	$6.1
Second Quarter	6.2	12.1
Third Quarter	8.3	11.6
Fourth Quarter	9.5	N/A

	$25.8	$29.8

     The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2005	2006

First Quarter	$26.9	$74.6
Second Quarter	48.4	73.5
Third Quarter	72.3	88.3
Fourth Quarter	67.6	N/A

	$215.2	$236.4

     The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2005	2006

March 31	37.2	39.6
June 30	41.0	40.7
September 30	42.0	45.1
December 31	40.5	N/A

     Our consolidated revenue days outstanding in accounts receivable increased in the quarter ended September 30, 2006 over the prior quarters primarily as a result of approximately $21.0 million of payments that were withheld by Centers for Medicare and Medicaid Services (“CMS”) during the last nine days of September 2006 and approximately $41.6 million of net patient accounts receivable build-up in the four hospitals acquired from HCA on July 1, 2006.

     The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006

Insured receivables	40.6%	40.1%	36.1%	40.7%
Uninsured receivables (including copayments and deductibles)	59.4	59.9	63.9	59.3

	100.0%	100.0%	100.0%	100.0%

     The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006

0 to 60 days	51.4%	51.5%	48.0%	53.2%
61 to 150 days	20.9	20.7	21.5	19.4
Over 150 days	27.7	27.8	30.5	27.4

	100.0%	100.0%	100.0%	100.0%

     We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value the community places on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. For the nine months ended September 30, 2006, we recruited 174 new admitting physicians, including physicians who have not yet started, and spent $19.0 million in cash on physician recruitment.

     A summary of activity related to our admitting physicians during the nine months ended September 30, 2006 is as follows:

Admitting
Physicians

December 31, 2005	1,832
Recruited and started	120
Departed	(55)
Additions from two HCA hospitals (acquired effective July 1, 2006)	132

September 30, 2006	2,029

•	Substantial Indebtedness. Our consolidated debt was $1,760.7 million as of September 30, 2006, and we incurred $76.2 million of net interest expense during the nine months ended September 30, 2006. On June 1, 2006, we entered into an interest rate swap agreement effective as of November 15, 2006 with a maturity date of May 15, 2011. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $900.0 million at 5.585%. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of September 30, 2006 and believe we will be in compliance with them for the fourth quarter of 2006.

•	Medicare Changes. We are experiencing changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs. We estimate the expansion in the post-acute transfer policy results in a quarterly reduction of approximately $1.5 million to $2.0 million in our Medicare inpatient Prospective Payment System payments. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (“DRA”) into law. This law includes measures related to quality reporting and pay-for-performance, the inpatient rehabilitation facility 75% rule and Medicaid cuts. Part I, Item 1. Business, “Sources of Revenue” in our 2005 Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicare reimbursement.

•	Integration of Recently Acquired Hospitals. During 2005 and 2006, we acquired numerous hospitals in separate transactions. The process of integrating the operations of these hospitals could cause an interruption of, or loss of momentum in, the activities of our business. However, we are dedicated to devoting significant management attention and resources to integrating the business practices and operations of our recently acquired hospitals.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future.

•	Challenges in Professional and General Liability Costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We have implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Start-up Costs at Our Two De Novo Hospitals. Each of our two newly-constructed hospitals, Valley View Medical Center in Fort Mohave, Arizona and Coastal Carolina Medical Center in Hardeeville, South Carolina, has incurred significant start-up costs and will attempt to build market share over time. In addition, we did not receive Medicare certification at Valley View Medical Center until April 28, 2006. We could not bill Medicare and Medicaid for most services provided at this facility for periods prior to the Medicare certification.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-Information and Technology Systems, Inc. (“HCA-IT”) for information systems integration pursuant to our contractual arrangement for information technology services. Recently, the number of hospitals we operated increased significantly. This resulted in significant increases in information technology costs and we expect that such costs will continue to increase significantly as we integrate our recent acquisitions onto the HCA-IT systems.

Outlook

We expect to increase our revenues and net income by improving the operating results of the hospitals we currently own and operate. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies. Our recent acquisitions require significant attention from our management to integrate the business practices and operations of these newly acquired hospitals.

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

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that we recorded for continuing operations in accordance with SFAS No. 123(R) for the three and nine months ended September 30, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$1.5	$4.3
Income tax benefit	(0.5)	(1.6)

Reduction of income from continuing operations	$1.0	$2.7

Reduction of income per share from continuing operations:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

We recorded $3.8 million and $9.5 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2006, the $3.8 million amount consists of $1.5 million in compensation expense for stock options and $2.3 million in compensation expense for nonvested stock. For the nine months ended September 30, 2006, the $9.5 million amount consists of $4.3 million in compensation expense for stock options and $5.2 million in compensation expense for nonvested stock. We recorded $2.1 million and $4.2 million in stock-based compensation expense for nonvested stock for the three and nine months ended September 30, 2005, respectively. This excludes the $4.0 million of compensation expense we recognized during the nine months ended September 30, 2005 that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination. We did not capitalize any stock-based compensation cost for the three and nine months ended September 30, 2005 and 2006. The total tax benefits related to stock-based compensation expense were $0.9 million and $1.5 million for the three months ended September 30, 2005 and 2006, respectively. The total tax benefits related to stock-based compensation expense were $1.6 million and $3.9 million for the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, there was $34.8 million of total unrecognized compensation cost related to all of our stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.5 years.

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. We have historically recognized our pro-forma stock option expense using an estimated forfeiture rate. However, we also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for our nonvested stock. Under SFAS No. 123(R), we were required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust our compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in our condensed consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the nine months ended September 30, 2006.

Prior to the adoption of SFAS No. 123(R), we presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, we reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on our balance sheet.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, we classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the three and nine months ended September 30, 2006.

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

Change in Stock Option Valuation Model

In January 2006, we changed from the BSM option valuation model to a lattice-based option valuation model, the HW-II. We prefer the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of our unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the three and nine months ended September 30, 2006.

As of September 30, 2006, there was $11.6 million of total unrecognized compensation cost related to stock option compensation arrangements under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.

Valuation

We estimated the fair value of stock options granted during the nine months ended September 30, 2006 using the HW-II lattice option valuation model and a single option award approach. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the nine months ended September 30, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions we used to develop the fair value estimates under our option valuation model:

	Nine Months Ended
	September 30,
	2005	2006

Expected volatility	56.0%	32.8%
Risk free interest rate (range)	3.76% - 4.10%	4.38% - 5.17%
Expected dividends	—	—
Average expected term (years)	4.0	5.4

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

During the nine months ended September 30, 2006, we granted 135,500 shares of nonvested stock awards under the LTIP to certain senior executives, 50,000 of which were forfeited when Mr. Donahey retired during June 2006. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of our common stock on the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of September 30, 2006, there was $23.2 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

Comparable Disclosures

As discussed above, we accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the nine months ended September 30, 2006. Prior to January 1, 2006, we accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, we recorded stock-based compensation expense for our nonvested stock and did not record stock-based compensation expense for our stock options and ESPP for the nine months ended September 30, 2005. The following table illustrates the effect on our net income and net income per share for the three and nine months ended September 30, 2005 and 2006 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005(d)	2006	2005(d)	2006

Net income, as reported in prior period(a)	$29.6		$48.3
Add: Stock-based compensation expense included in reported net income, net of income taxes	1.4		6.8
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(b)	(2.1)		(15.6)

Net income, including stock-based compensation(c)	$28.9	$34.9	$39.5	$107.8

Net income per share:
Basic — as reported in prior period(a)	$0.54		$0.99

Basic — including stock-based compensation(c)	$0.52	$0.63	$0.82	$1.94

Diluted — as reported in prior period(a)	$0.53		$0.98

Diluted — including stock-based compensation(c)	$0.51	$0.62	$0.80	$1.92

(a)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and our ESPP because we did not adopt the recognition provisions of SFAS No. 123.

(b)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(c)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

(d)	All outstanding stock options as of April 15, 2005, except for 28,500 stock options granted in December 2004, and all outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province business combination and the change of control provisions in our stock-based compensation plans. The estimated pro forma after-tax charge we would have incurred during the nine months ended September 30, 2005 as a result of the accelerated vesting of stock options was $4.9 million. In addition, as a result of the accelerated vesting of nonvested stock awards, we recognized an after-tax charge of $2.5 million for the nine months ended September 30, 2005.

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

Same-hospital.  Same-hospital information includes 48 hospitals operated during the three months ended September 30, 2006 and 2005. Same-hospital information also includes the operations of Valley View Medical Center, which was opened during November 2005 and replaced Colorado River Medical Center, which was converted to a critical access hospital. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three and nine months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$548.9	100.0%	$640.3	100.0%	$1,285.3	100.0%	$1,799.1	100.0%

Salaries and benefits	221.0	40.2	252.3	39.4	515.0	40.1	712.2	39.6
Supplies	76.4	13.9	88.9	13.9	172.4	13.4	249.5	13.9
Other operating expenses	90.5	16.5	111.5	17.4	214.1	16.7	309.0	17.1
Provision for doubtful accounts	63.5	11.6	70.1	10.9	127.5	9.9	197.5	11.0
Depreciation and amortization	28.0	5.2	30.4	4.8	67.8	5.2	78.3	4.4
Interest expense, net	20.4	3.7	28.5	4.4	38.2	3.0	76.2	4.2
Debt retirement costs	2.1	0.4	—	—	12.1	0.9	—	—
Transaction costs	(1.4)	(0.3)	—	—	43.2	3.4	—	—

	500.5	91.2	581.7	90.8	1,190.3	92.6	1,622.7	90.2

Income from continuing operations before minority interests and income taxes	48.4	8.8	58.6	9.2	95.0	7.4	176.4	9.8
Minority interests in earnings of consolidated entities	0.3	—	0.4	0.1	0.8	0.1	1.1	0.1

Income from continuing operations before income taxes	48.1	8.8	58.2	9.1	94.2	7.3	175.3	9.7
Provision for income taxes	17.8	3.3	23.7	3.7	41.2	3.2	70.6	3.9

Income from continuing operations	$30.3	5.5%	$34.5	5.4%	$53.0	4.1%	$104.7	5.8%

For the Quarters Ended September 30, 2005 and 2006

Revenues

The increase in revenues for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was primarily the result of the third quarter 2006 acquisition of two facilities from HCA and an increase in same-hospital revenues per equivalent admission.

The following table shows the sources of our revenues and the key drivers of our revenues for the three months ended September 30, 2005 and 2006 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended			%
	September 30,		Increase	Increase
	2005	2006	(Decrease)	(Decrease)

Revenues:
Same-hospital	$548.9	$595.5	$46.6	8.5%
Two HCA facilities	—	44.1	44.1	N/A
Other	—	0.7	0.7	N/A

	$548.9	$640.3	$91.4	16.6

Admissions:
Same-hospital	44,450	44,392	(58)	(0.1)
Continuing operations	44,450	48,952	4,502	10.1
Equivalent admissions:
Same-hospital	87,741	88,708	967	1.1
Continuing operations	87,741	96,664	8,923	10.2
Revenues per equivalent admission:
Same-hospital	$6,256	$6,714	$458	7.3
Continuing operations	$6,256	$6,623	$367	5.9
Medicare case mix index:
Same-hospital	1.23	1.22	(0.01)	(0.8)
Continuing operations	1.23	1.21	(0.02)	(1.6)
Average length of stay (days):
Same-hospital	4.2	4.2	—	—
Continuing operations	4.2	4.2	—	—
Inpatient surgeries:
Same-hospital	13,108	13,593	485	3.7
Continuing operations	13,108	14,918	1,810	13.8
Outpatient surgeries:
Same-hospital	34,323	34,062	(261)	(0.8)
Continuing operations	34,323	36,654	2,331	6.8
Emergency room visits:
Same-hospital	209,738	209,075	(663)	(0.3)
Continuing operations	209,738	225,378	15,640	7.5
Outpatient factor:
Same-hospital	1.97	2.00	0.03	1.5
Continuing operations	1.97	1.97	—	—

Inpatient Revenues

Despite a slight decrease in our same-hospital admissions, our same-hospital gross inpatient revenues increased by 8.7% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. This gross inpatient revenue growth was primarily the result of a 7.3% increase in our same-hospital revenues per equivalent admission principally as a result of pricing increases from third party payors and revenue mix changes. Inpatient revenues were also favorably impacted by inpatient surgery growth.

Outpatient Revenues

Our same-hospital gross outpatient revenues for the quarter ended September 30, 2006 increased by 11.3% as compared to the quarter ended September 30, 2005 despite a 0.8% decrease in same-hospital outpatient surgeries. The gross outpatient revenue growth was largely driven by increases in radiology revenues, laboratory revenues and pharmacy revenues. We are focusing on physician recruitment and retention during the remainder of 2006 in an attempt to reverse the negative trend in our outpatient surgeries.

Other

Adjustments to estimated reimbursement amounts increased our revenues by $1.6 million and $5.1 million for the quarters ended September 30, 2005 and 2006, respectively.

The following table shows the sources of our revenues for the quarters ended September 30 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing
	Operations		Same-Hospital
	2005	2006	2005	2006

Medicare	35.9%	32.9%	35.9%	33.4%
Medicaid	8.5	9.7	8.5	9.7
HMOs, PPOs and other private insurers	39.2	40.1	39.2	38.8
Self-Pay	13.5	13.7	13.5	14.3
Other	2.9	3.6	2.9	3.8

	100.0%	100.0%	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the three months ended September 30, 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$169.7	30.9%	$194.4	30.4%	$24.7	14.4%
Stock-based compensation	2.1	0.4	3.8	0.6	1.7	72.5
Employee benefits	37.1	6.7	38.8	6.1	1.7	4.9
Contract labor	7.6	1.4	13.0	2.0	5.4	70.7
ESOP expense	4.5	0.8	2.3	0.3	(2.2)	(49.8)

	$221.0	40.2%	$252.3	39.4%	$31.3	14.1

Continuing operations:
Man-hours per equivalent admission	92.6	N/A	90.9	N/A	(1.7)	(1.9)
Salaries and benefits per equivalent admission	$2,388	N/A	$2,483	N/A	$95	4.0

Corporate office salaries and benefits	$6.5	1.2%	$10.7	1.7%	$4.2	64.6

Same-hospital:
Salaries and wages	$164.7	30.0%	$171.7	28.8%	$7.0	4.2
Stock-based compensation	0.6	0.1	0.9	0.2	0.3	50.0
Employee benefits	37.4	6.8	35.8	6.0	(1.6)	(4.3)
Contract labor	7.5	1.4	12.7	2.2	5.2	69.3
ESOP expense	4.2	0.8	1.9	0.3	(2.3)	(54.8)

	$214.4	39.1%	$223.0	37.5%	$8.6	4.1

Same-hospital:
Man-hours per equivalent admission	92.6	N/A	90.7	N/A	(1.9)	(2.1)
Salaries and benefits per equivalent admission	$2,388	N/A	$2,502	N/A	$114	4.8

Our salaries and benefits increased for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, primarily as a result of the third quarter acquisition of two facilities from HCA. Salaries and benefits as a percentage of revenues decreased for continuing operations and on a same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased primarily because of a higher utilization of contract nurses. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The decrease in ESOP expense in the quarter ended September 30, 2006 as compared to the same period in 2005 was the result of a lower average market price of our common stock during the quarter ended September 30, 2006 ($33.87 per share) as compared to the quarter ended September 30, 2005 ($46.32 per share). The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were no discretionary cash contributions during both quarters ended September 30, 2005 and 2006.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006, and the additional nonvested stock awards outstanding during the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our condensed consolidated statement of operations, which was approximately $1.5 million during the quarter ended September 30, 2006. Please refer to the section entitled “New Critical Accounting Estimate” in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Supplies

The following table summarizes our supplies expense for the three months ended September 30, 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Three Months
	Ended September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Supplies	$76.4	$88.9	$12.5	16.3%
Supplies as a percentage of revenues	13.9%	13.9%	—
Supplies per equivalent admission	$816	$888	$72	8.8%
Same-hospital:
Supplies	$76.3	$81.4	$5.1	6.7%
Supplies as a percentage of revenues	13.9%	13.7%	(20)bps
Supplies per equivalent admission	$866	$916	$50	5.8%

Our supplies expense increased for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, primarily as a result of the acquisition of two HCA facilities. Supplies as a percentage of revenues remained consistent for continuing operations but decreased on a same-hospital basis as a result of effective management of our supply costs and increased synergies as a result of our participation in a group purchasing organization. Supplies per equivalent admission for continuing operations and on a same-hospital basis increased as a result of rising supply costs particularly related to higher utilization of cardiology, orthopaedic and other implantable devices.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$8.8	1.6%	$11.6	1.8%	$2.8	32.6%
Utilities	10.8	2.0	12.4	1.9	1.6	14.1
Repairs and maintenance	10.8	2.0	13.4	2.1	2.6	24.5
Rents and leases	5.7	1.0	6.6	1.0	0.9	14.8
Insurance	4.3	0.8	7.8	1.2	3.5	81.5
HCA-IT expense	7.7	1.4	7.9	1.2	0.2	4.4
Physician recruiting	6.9	1.3	4.3	0.7	(2.6)	(37.7)
Contract services	18.7	3.4	25.0	3.9	6.3	33.9
Non-income taxes	7.5	1.4	10.4	1.7	2.9	36.5
Other	9.3	1.6	12.1	1.9	2.8	33.8

	$90.5	16.5%	$111.5	17.4%	$21.0	23.6

Corporate office other operating expenses	$5.5	1.0%	$6.9	1.1%	$1.4	24.6

Same-hospital other operating expenses:
Professional fees	$8.7	1.6%	$10.9	1.7%	$2.2	25.3%
Utilities	10.6	1.9	11.6	1.9	1.0	9.4
Repairs and maintenance	10.6	1.9	12.3	2.1	1.7	16.0
Rents and leases	5.0	0.9	5.5	0.9	0.5	10.0
Insurance	3.5	0.6	5.3	0.9	1.8	51.4
HCA-IT expense	7.4	1.4	7.2	1.2	(0.2)	(2.7)
Physician recruiting	6.9	1.2	4.2	0.7	(2.7)	(39.1)
Contract services	17.2	3.1	20.6	3.5	3.4	19.8
Non-income taxes	7.4	1.4	8.9	1.5	1.5	20.3
Other	7.5	1.4	8.2	1.4	0.7	9.3

	$84.8	15.4%	$94.7	15.8%	$9.9	11.5

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006. We incurred increased clinical and physician-related fees as well as increased contract service fees related to our conversions of the patient accounting applications at our recently acquired facilities. Additionally, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices.

As discussed in Note 4 of our condensed consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $3.3 million ($2.0 million net of income taxes) and increased our diluted earnings per share by $0.03 for the quarter ended September 30, 2006.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Continuing operations:
Provision for doubtful accounts	$63.5	$70.1	$6.6	10.1%
Percentage of revenue	11.6%	10.9%	(70)bps
Charity care write-offs	$7.6	$9.8	$2.1	29.2%

Same-hospital:
Provision for doubtful accounts	$63.5	$66.4	$2.9	4.6%
Percentage of revenues	11.6%	11.2%	(40)bps
Charity care write-offs	$7.6	$7.4	$(0.2)	(2.6)%

The increase in the provision for doubtful accounts for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006 and same-hospital revenue growth. As a percentage of revenues from continuing operations and on a same-hospital basis, the provision for doubtful accounts decreased for the quarter ended September 30, 2006 compared with the quarter ended September 30, 2005. The provision for doubtful accounts relates principally to self-pay amounts due from patients. During the quarter ended September 30, 2005, the provision for doubtful accounts was unfavorably impacted by an increase in self-pay patients at our Louisiana hospitals as a result of Hurricanes Katrina and Rita. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2005 Annual Report on form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006.

The following table sets forth our depreciation and amortization expense for the three months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Same-hospital	$27.8	$27.4	$(0.4)	(1.4)%
Two HCA facilities	—	1.5	1.5	N/A
Corporate office	0.2	1.5	1.3	650.0

	$28.0	$30.4	$2.4	8.9

Interest Expense

The following table summarizes our interest expense for the three months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended
	September 30,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$18.0	$27.8	$9.8
Senior subordinated credit agreement	1.5	—	(1.5)
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible notes	1.0	1.8	0.8
Other	0.3	0.4	0.1

	20.9	30.1	9.2
Amortization of deferred loan costs	1.3	1.3	—
Less:
Discontinued operations interest expense allocation	(0.3)	(2.0)	(1.7)
Interest income	(0.4)	(0.5)	(0.1)
Capitalized interest	(1.1)	(0.4)	0.7

	$20.4	$28.5	$8.1

The increase in interest expense during the quarter ended September 30, 2006 as compared to the same period in 2005 was a direct result of the increases in debt associated with the acquisition of four facilities from HCA (two of which are included as discontinued operations) and increases in interest rates on our variable rate debt. Our weighted-average monthly interest-bearing debt balance increased from $1,485.4 million during the three months ended September 30, 2005 to $1,760.5 million during the same period in 2006. For a further discussion of our long-term debt, see “Liquidity and Capital Resources-Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended September 30, 2005 and 2006 (dollars in millions):

	Three Months
	Ended September 30,		Increase
	2005	2006	(Decrease)

Provision for income taxes	$17.8	$23.7	$5.9
Effective income tax rate	37.1%	40.7%	360bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the quarter ended September 30, 2006 as compared to the same period in 2005 and a higher effective state tax rate. The effective tax rate for the quarter ended September 30, 2005 was favorably impacted due to the recognition of the income tax benefit related to debt retirement costs attributed to the extinguishment of our 4 1/2% Convertible Subordinated Notes during the second quarter of 2005, for which no income tax benefit was originally recognized. Based on further research and refinement of the estimate, we concluded that the debt retirement costs would be deductible, and accordingly, recognized the income tax benefit during the third quarter of 2005.

For the Nine Months Ended September 30, 2005 and 2006

Revenues

The increase in revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily the result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 as well as the 2005 Acquisitions.

The following table shows the sources of our revenues and the key drivers of our revenues from continuing operations (dollars in millions, except for revenues per equivalent admission):

	Nine Months Ended
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Revenues	$1,285.3	$1,799.1	$513.8	40.0%
Admissions	108,796	140,978	32,182	29.6%
Equivalent admissions	213,023	275,471	62,448	29.3%
Revenues per equivalent admission	$6,034	$6,531	$497	8.2%
Medicare case mix index	1.21	1.22	0.01	0.8%
Average length of stay (days)	4.1	4.3	0.2	4.9%
Inpatient surgeries	31,214	41,930	10,716	34.3%
Outpatient surgeries	84,008	105,490	21,482	25.6%
Emergency room visits	497,978	637,410	139,432	28.0%
Outpatient factor	1.96	1.95	(0.01)	(0.6)%

Inpatient Revenues

Gross inpatient revenues increased by 42.8% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions.

Outpatient Revenues

Our gross outpatient revenues for the nine months ended September 30, 2006 increased by 42.2% as compared to the nine months ended September 30, 2005 primarily as a result of the third quarter acquisition of two facilities from HCA, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions.

Other

Adjustments to estimated reimbursement amounts increased our revenues by $6.6 million and $10.1 million for the nine months ended September 30, 2005 and 2006, respectively.

The following table shows the sources of our revenues for the nine months ended September 30 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing
	Operations
	2005	2006

Medicare	36.8%	34.8%
Medicaid	9.5	9.8
HMOs, PPOs and other private insurers	37.5	38.5
Self-Pay	12.1	13.0
Other	4.1	3.9

	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the nine months ended September 30, 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$394.2	30.7%	$546.1	30.4%	$151.9	38.5%
Stock-based compensation	4.2	0.3	9.5	0.5	5.3	121.3
Employee benefits	89.3	6.9	110.5	6.1	21.2	23.9
Contract labor	16.3	1.3	35.1	2.0	18.8	115.9
ESOP expense	11.0	0.9	11.0	0.6	—	0.4

	$515.0	40.1%	$712.2	39.6%	$197.2	38.3

Man-hours per equivalent admission	90.2	N/A	87.6	N/A	(2.6)	(2.9)
Salaries and benefits per equivalent admission	$2,248	N/A	$2,451	N/A	$203	9.0

Corporate office salaries and benefits	$21.9	1.7%	$33.9	1.9%	$12.0	54.3

Our salaries and benefits increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. Salaries and benefits as a percentage of revenues decreased as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased because of a higher utilization of contract nurses. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were no discretionary cash contributions during the nine months ended September 30, 2005. There were $3.9 million of discretionary cash contributions during the nine months ended September 30, 2006.

Our corporate office salaries and benefits during the nine months ended September 30, 2006 were impacted by the retirement of our former Chief Executive Officer, Kenneth Donahey. As a result of his retirement, we incurred additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the nine months ended September 30, 2006. This amount consists of $3.5 million of installment payments offset by a $1.5 million reversal of stock compensation expense due to the termination of his unvested stock options and nonvested stock.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006 and the additional nonvested stock awards outstanding during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our condensed consolidated statement of operations, which was approximately $4.3 million during the nine months ended September 30, 2006. Please refer to the section entitled “New Critical Accounting Estimate” in this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Supplies

The following table summarizes our supplies expense for the nine months ended September 30, 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Nine Months Ended
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Supplies	$172.4	$249.5	$77.1	44.6%
Supplies as a percentage of revenues	13.4%	13.9%	50bps
Supplies per equivalent admission	$784	$863	$79	10.1%

Our supplies expense increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to higher utilization of cardiology, pharmacy, orthopaedic and other implantable devices. In addition, we experienced higher supply costs as a percentage of revenues at our two facilities acquired from HCA and at our 2005 Acquisitions than at our other hospitals.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2005 and 2006 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$19.3	1.5%	$31.7	1.8%	$12.4	64.7%
Utilities	23.2	1.8	35.4	2.0	12.2	52.1
Repairs and maintenance	24.5	1.9	36.7	2.0	12.2	49.7
Rents and leases	12.7	1.0	17.8	1.0	5.1	38.5
Insurance	13.2	1.0	22.1	1.2	8.9	66.9
HCA-IT expense	17.5	1.4	22.0	1.2	4.5	25.8
Physician recruiting	15.2	1.2	13.2	0.7	(2.0)	(12.4)
Contract services	43.8	3.4	67.1	3.7	23.3	53.4
Non-income taxes	19.5	1.5	26.2	1.5	6.7	33.9
Other	25.2	2.0	36.8	2.0	11.6	46.9

	$214.1	16.7%	$309.0	17.1%	$94.9	44.4

Corporate office other operating expenses	$14.5	1.1%	$20.7	1.2%	$6.2	42.6

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. Our HCA-IT expense increased as a result of more hospitals utilizing the HCA-IT systems because of these recent acquisitions. Additionally, we incurred increased clinical and physician-related fees as well as increased contract service fees related to our conversions of the patient accounting applications at our recently acquired facilities. Furthermore, we experienced an increase in our utility expenses as a result of higher natural gas and oil prices. Our professional and general liability insurance expense increased from $9.8 million during the nine months ended September 30, 2005 to $18.2 million during the nine months ended September 30, 2006, as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. We incurred $2.1 million in other operating expenses during the nine months ended September 30, 2006 as a result of a shareholder lawsuit, as discussed further in Note 11 of our condensed consolidated financial statements included elsewhere in this report.

As discussed in Note 4 of our condensed consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $5.7 million ($3.4 million net of income taxes) and increased our diluted earnings per share by $0.06 for the nine months ended September 30, 2006.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the nine months ended September 30, 2005 and 2006 (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Provision for doubtful accounts	$127.5	$197.5	$70.0	54.9%
Percentage of revenues	9.9%	11.0%	110bps
Charity care write-offs	$15.0	$28.0	$12.9	6.3%

The increase in the provision for doubtful accounts for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. The provision for doubtful accounts, as well as charity care write-offs, relates principally to self-pay amounts due from patients. Our self-pay revenues increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 partially as a result of the changes in the eligibility requirements of the Tennessee, Texas and Mississippi Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2005 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions. As a result of the final purchase price allocations of both DRMC and Province, we incurred a net reduction in our depreciation expense of approximately $13.5 million during the nine months ended September 30, 2006.

The following table sets forth our depreciation and amortization expense for the periods presented (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Hospital operations	$67.2	$88.3	$21.1	31.4%
Purchase price allocation adjustment	—	(13.5)	(13.5)	N/A
Corporate office	0.6	3.5	2.9	525.6

	$67.8	$78.3	$10.5	15.9

Interest Expense

The following table summarizes our interest expense for the nine months ended September 30, 2005 and 2006 (dollars in millions):

	Nine Months
	Ended September 30,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$30.9	$69.6	$38.7
Senior subordinated credit agreement	2.1	—	(2.1)
4 1/2% convertible notes	4.5	—	(4.5)
Province 4 1/4% convertible notes	0.3	—	(0.3)
Province 7 1/2% senior subordinated notes	0.2	0.3	0.1
3 1/4% convertible notes	1.0	5.5	4.5
Other	0.5	1.2	0.7

	39.5	76.6	37.1
Amortization of deferred loan costs	2.8	3.9	1.1
Less:
Discontinued operations interest expense allocation	(0.4)	(2.1)	(1.7)
Interest income	(1.4)	(1.5)	(0.1)
Capitalized interest	(2.3)	(0.7)	1.6

	$38.2	$76.2	$38.0

The increase in interest expense during the nine months ended September 30, 2006 as compared to the same period in 2005 was a direct result of the increases in debt associated with the acquisition of four facilities from HCA (two of which are included as discontinued operations) during the third quarter of 2006, the Province business combination during the second quarter of 2005 and the 2005 Acquisitions as well as increases in interest rates on our variable rate debt. Our weighted-average monthly interest-bearing debt balance increased from $945.7 million during the nine months ended September 30, 2005 to $1,595.4 million during the same period in 2006. For a further discussion of our long-term debt, see “Liquidity and Capital Resources-Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the nine months ended September 30, 2005 and 2006 (dollars in millions):

	Nine Months
	Ended September 30,		Increase
	2005	2006	(Decrease)

Provision for income taxes	$41.2	$70.6	$29.4
Effective income tax rate	43.8%	40.3%	(350	)bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the nine months ended September 30, 2006 as compared to the same period in 2005 and a higher effective state tax rate. The effective tax rate for the nine months ended September 30, 2005 was higher as a result of several non-deductible expenses incurred during the period relating to the Province business combination. During the nine months ended September 30, 2005, we incurred non-deductible compensation relating to the early vesting of nonvested stock awards and MSPP awards, for which the tax impact of the non-deductible costs was recorded entirely in the nine months ended September 30, 2005.

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

The following table presents summarized cash flow information for the three and nine months ended September 30 for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net cash flows provided by continuing operating activities	$67.7	$62.0	$196.9	$175.7
Less: Purchase of property and equipment	(47.6)	(39.5)	(108.0)	(134.5)

Free operating cash flow	20.1	22.5	88.9	41.2
Acquisitions	(3.6)	(20.4)	(963.3)	(281.0)
Proceeds from sale of hospitals	—	1.0	32.5	28.6
Proceeds from borrowings	375.0	—	1,967.0	260.0
Payments on borrowings	(402.6)	—	(1,111.8)	(20.0)
Payment of debt issue costs	(8.9)	(0.6)	(40.7)	(1.0)
Proceeds from exercise of stock options	1.7	—	43.3	0.3
Other	—	1.0	(3.0)	1.5
Cash flows from operations provided by (used in) discontinued operations	5.3	(12.6)	8.5	(12.8)
Cash flows from investing activities used in discontinued operations	(0.8)	—	(0.8)	—

Net (decrease) increase in cash and cash equivalents	$(13.8)	$(9.1)	$20.6	$16.8

The decrease in our free operating cash flow for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily the result of a build-up of net patient accounts receivable due to approximately $21.0 million of payments that were withheld by CMS during the last nine days of September 2006 and approximately $41.6 million of net patient accounts receivable from four hospitals acquired from HCA on July 1, 2006 during the nine months ended September 30, 2006. In addition, we had more construction projects during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, which results in an increase in capital expenditures.

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

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	September 30,
	2005	2006

Total current assets	$433.3	$634.1
Total current liabilities	230.1	310.9

Net working capital	$203.2	$323.2

Current ratio	1.88	2.04

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the three and nine months ended September 30 for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Capital projects	$25.4	$22.7	$63.7	$79.0
Routine	15.3	12.0	29.6	39.2
Purchase of buildings	—	—	3.2	—
Information systems	6.9	4.8	11.5	16.3

	$47.6	$39.5	$108.0	$134.5

Depreciation expense (excluding purchase price allocation adjustment)	$27.7	$30.1	$67.0	$90.8

Ratio of capital expenditures to depreciation expense	171.8%	131.2%	161.2%	148.1%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of		September 30,
	2005	Debt Borrowings	Borrowings	Other	2006

Senior Credit Facility:
Term B Loans	$1,281.9	$50.0	$(10.0)	$—	$1,321.9
Revolving loan	—	210.0	(10.0)	—	200.0
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	—	0.1
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	—	225.0
Other, including capital leases	3.2	—	(0.5)	4.9	7.6

	$1,516.3	$260.0	$(20.5)	$4.9	$1,760.7

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	September 30,	Increase
	2005	2006	(Decrease)

Current portion of long-term debt	$0.5	$0.9	$0.4
Long-term debt	1,515.8	1,759.8	244.0

Total debt	1,516.3	1,760.7	244.4
Total stockholders’ equity	1,287.8	1,404.2	116.4

Total capitalization	$2,804.1	$3,164.9	360.8

Total debt to total capitalization	54.1%	55.6%	150bps

Percentage of:
Fixed rate debt	15.5%	13.6%
Variable rate debt	84.5	86.4

	100.0%	100.0%

Percentage of:
Senior debt	84.8%	86.9%
Subordinated debt	15.2	13.1

	100.0%	100.0%

We entered into an interest rate swap agreement during the second quarter of 2006 to mitigate our floating interest rate risk on our outstanding variable rate borrowings. Please refer to the “Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources

Senior Secured Credit Facilities

On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents, and Citigroup Global Markets Inc., as sole lead arranger and sole book runner as amended and restated, supplemented or otherwise modified from time to time, (the “Credit Agreement”). The Credit

Agreement provides for secured term B loans of up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million, maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans of up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $200.0 million as of September 30, 2006, all of which is available under the additional tranche.

An amendment to the Credit Agreement provides for the increase in the maximum amount of letters of credit from $50.0 million to $75.0 million, the increase in the amount of the general basket for permitted asset sales from $300 million to $600 million and certain other amendments and clarifications.

On September 8, 2006, we amended our Credit Agreement to increase the aggregate amount available for Incremental Revolving Loans under the Credit Agreement by $50.0 million. On June 30, 2006, we entered into an incremental facility amendment to increase the availability of Term B Loans under our Credit Agreement by $50.0 million. We borrowed $50.0 million in the form of the incremental Term B Loans thereunder. The proceeds of these incremental Term B Loans have been used to finance the acquisition of the four hospitals from HCA.

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

As of September 30, 2006, the applicable annual interest rate under the Term B Loans was approximately 6.95%. The nine month Adjusted LIBO Rate was 5.32% at September 30, 2006. The weighted average applicable annual interest rates for the three and nine months ended September 30, 2006 under the Term B Loans were 7.12% and 6.63%, respectively.

The outstanding principal balances of the Term B Loans were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, we made early installment payments under the Term B Loans totaling $118.1 million and $10.0 million during the year ended December 31, 2005 and nine months ended September 30, 2006, respectively. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,321.9 million. The Term B Loans are subject to additional mandatory prepayments with net proceeds from asset sales, equity issuances other than excluded equity issuances, debt issuances other than excluded debt issuances and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory payments with a certain percentage of excess cash flow as specifically set forth in the Credit Agreement.

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

The financial covenant requirements and ratios are as follows:

		Level at
		September 30,
	Requirement	2006

Minimum Interest Coverage Ratio	≥3.50:1.00	4.61
Maximum Total Leverage Coverage Ratio	≤4.75:1.00	3.79

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

As of September 30, 2006, we had $30.4 million in letters of credit outstanding under the Revolving Loans. Of this amount, $30.3 million was related to the self-insured retention level of our general and professional liability insurance and worker’s compensation programs as security for payment of claims, and $0.1 million was related to certain utility companies. We borrowed $200.0 million in Revolving Loans under the Credit Agreement on June 30, 2006, to finance a portion of the acquisition of the four hospitals from HCA. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $219.6 million as of September 30, 2006, including the $150.0 million available under the additional tranche.

Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our costs of borrowings.

Interest Rate Swap

On June 1, 2006, we entered into an interest rate swap agreement with the Counterparty. The interest rate swap agreement is effective as of November 15, 2006 and has a maturity date of May 15, 2011. The Counterparty is one of the lenders under the Credit Agreement. We entered into the interest rate swap agreement to mitigate our floating interest rate risk on a portion of our outstanding variable rate borrowings. The interest rate swap agreement requires us to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to us based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 15, 2006 to November 15, 2007	$900.0 million
November 15, 2007 to November 15, 2008	$750.0 million
November 15, 2008 to November 15, 2009	$600.0 million
November 15, 2009 to November 15, 2010	$450.0 million
November 15, 2010 to May 15, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. We have designated the interest rate swap as a cash flow hedge instrument, which is recorded in our condensed consolidated balance sheet at its fair value. The fair value of the interest rate swap at September 30, 2006 reflected a liability of approximately $16.3 million ($10.6 million net of income taxes) and is included in professional and general liability claims and other liabilities and accumulated other comprehensive loss on our condensed consolidated balance sheet. The interest rate swap reflects a liability balance as of September 30, 2006 because of a recent decrease in market interest rates.

Debt Ratings

Our debt is rated by three credit rating agencies designated as Nationally Recognized Statistically Rating Organizations by the SEC:

•	Moody’s Investors Service, Inc. (“Moody’s”);

•	Standard & Poor’s Rating Services (“S&P”); and

•	Fitch Ratings.

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

The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

Moody’s
	Senior			S&P		Fitch Ratings
	Unsecured	Senior Implied		Issuer		Issuer
Date	Issuer Rating	Issuer Rating	Outlook	Rating	Outlook	Rating	Outlook

April 1999	—	—	—	B+	Stable	—	—
October 1999	—	B1	Stable	B+	Stable	—	—
February 2001	—	B1	Positive	B+	Stable	—	—
May 2001	—	Ba3	Stable	B+	Stable	—	—
June 2001	B2	Ba3	Stable	BB−	Stable	—	—
June 2002	B2	Ba3	Stable	BB−	Stable	—	—
December 2003	B2	Ba3	Stable	BB	Stable	—	—
August 2004	B2	Ba3	Negative	BB	Negative	—	—
March 2005	B2	Ba3	Stable	BB	Stable	—	—
July 2005	B2	Ba3	Stable	BB	Negative	—	—
May 2006	B2	Ba3	Stable	BB	Negative	BB	Stable
October 2006	B2	Ba3	Stable	BB	Negative	BB	Stable

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

The conversion rate is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock. Because the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during 2005 and the first nine months of 2006 was trading below the conversion price of $61.22 per share of our common stock, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.

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

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period October 1, 2006 to December 31, 2006, to be in a range of $45.0 million to $60.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2006, we had projects under construction with an estimated cost to complete and equip of approximately $110.3 million. See Note 11 to the condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the nine months ended September 30, 2006, there were no material changes in our contractual obligations presented in our 2005 Annual Report on Form 10-K except for the $240.0 million increase in our borrowings under our Credit Agreement and related interest expense.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $30.4 million as of September 30, 2006. Of the $30.4 million outstanding, $30.3 million of this amount relates to the self-insured retention levels of our professional and general liability insurance and worker’s compensation programs as security for the payment of claims, and $0.1 million relates to obligations to certain utility companies.

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

Contingencies

Please refer to Note 11 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Claims made under the Americans with Disabilities Act;

•	Our Corporate Integrity Agreement;

•	Legal proceedings and general liability claims;

•	Shareholder lawsuit;

•	Physician commitments;

•	Capital expenditure commitments;

•	Tax matters; and

•	Acquisitions.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	the possibility that problems may arise in successfully integrating the businesses of LifePoint Hospitals and Province and achieving cost-cutting synergies or the ability to acquire hospitals on favorable terms and complete planned capital improvements successfully;

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as changes in the manner in which employers provide healthcare coverage to their employees including “high deductible” plans;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures;

•	the ability to manage healthcare risks, including malpractice litigation, and the lack of state and federal tort reform;

•	our ability to manage healthcare risks, including malpractice litigation, and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	the geographic concentration of our hospital operations;

•	changes in our operating or expansion strategy;

•	the ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategies;

•	changes in our liquidity or the amount or terms of our indebtedness and in our credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in or intepretations of generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act;

•	possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of September 30, 2006, we had outstanding debt of $1,760.7 million, 86.4% or $1,521.9 million of which was subject to variable rates of interest. As of September 30, 2006, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $225.0 million 3 1/4% Debentures was approximately $201.7 million, based on the quoted market prices at September 30, 2006.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $15.2 million as of September 30, 2006. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change. On June 1, 2006, we entered into an interest rate swap agreement with an effective date of November 15, 2006, to mitigate our floating interest rate risk on a portion of our outstanding variable rate borrowings with a decreasing notional amount starting at $900.0 million. Please refer to Note 10 of our condensed consolidated financial statements included elsewhere in this report for more information regarding the interest rate swap.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 10, 2006, Accipiter Life Sciences Fund, L.P. (“Accipiter”) filed an action against us and our directors in the Delaware Court of Chancery. The complaint alleged, among other things, that our directors breached their fiduciary duties by enforcing our advance notification bylaw in connection with Accipiter’s attempt to nominate members to our board of directors. Accipiter originally sought, among other things, to enjoin us from proceeding with our 2006 Annual Meeting of Stockholders without first waiving the advance notification bylaw and permitting Accipiter to solicit proxies on behalf of its nominees. On April 25, 2006, the court denied Accipiter’s motion for a preliminary injunction in connection with our 2006 Annual Meeting of Stockholders, which proceeded on May 8, 2006 as scheduled.

On May 26, 2006, we moved for summary judgment dismissing each of Accipiter’s claims. In its answering brief dated June 7, 2006, Accipiter requested that the court instead enter summary judgment in its favor and order a new election of directors, at which time Accipiter’s proposed nominees would be considered. On August 2, 2006, the Delaware Chancery Court granted a summary judgment in the Company’s favor, dismissing Accipiter’s lawsuit.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)
3.2	Second Amended and Restated By-Laws of LifePoint Hospitals, Inc.(b)
4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(c)
4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(c)
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(c)
10.1	ISDA 2002 Master Agreement and Schedule to the ISDA 2002 Master Agreement, dated June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (d)
10.2	Confirmation, dated June 2, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc.(d)
10.3	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto(e)
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 dated April 15, 2005 of LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), File Number 333-124151

(b)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 16, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(c)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251.

(d)	Incorporated by reference to exhibits to the Current Report on Form 8-K/A dated September 8, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(e)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated September 12, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 26, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc.(a)
3.2	Second Amended and Restated By-Laws of LifePoint Hospitals, Inc.(b)
4.1	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. as Issuer and Citibank, N.A., as Trustee(c)
4.2	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.1)(c)
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers(c)
10.1	ISDA 2002 Master Agreement and Schedule to the ISDA 2002 Master Agreement, dated June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (d)
10.2	Confirmation, dated June 2, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (d)
10.3	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (e)
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to exhibits to the Registration Statement on Form S-8 dated April 15, 2005 of LifePoint Hospitals, Inc. (formerly Lakers Holding Corp.), File Number 333-124151

(b)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated October 16, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(c)	Incorporated by reference to exhibits to the Current Report on Form 8-K dated August 10, 2005 of LifePoint Hospitals, Inc., File Number 0-51251

(d)	Incorporated by reference to exhibits to the Current Report on Form 8-K/A dated September 8, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.

(e)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated September 12, 2006 of LifePoint Hospitals, Inc., File Number 0-51251.