Form 10-K
period 2006-12-31
LIFEPOINT HOSPITALS, INC.
filed 2007-02-06
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2006, was approximately $1.3 billion.

As of January 31, 2007, the number of outstanding shares of the registrant’s Common Stock was 57,365,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2007 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Overview of Our Company

LifePoint Hospitals, Inc. is a holding company that is one of the largest owners and operators of general acute care hospitals in non-urban communities in the United States. Its subsidiaries own or lease their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly-owned and majority-owned subsidiaries. Any reference herein to our hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.

At December 31, 2006, we operated 52 hospitals, including one hospital that was sold effective January 1, 2007, and one hospital that is held for sale. In all but five of the communities in which our hospitals are located, we are the only provider of acute care hospital services. Our hospitals are geographically diversified across 19 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming. We generated $2,439.7 million, $1,841.5 million and $982.8 million in revenues from continuing operations during 2006, 2005 and 2004, respectively.

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

On April 15, 2005, we completed a business combination with Province Healthcare Company. Province was a public company that, as of April 15, 2005, operated 21 general acute care hospitals in non-urban communities in the United States. As a result of the Province business combination, we acquired all of the outstanding capital stock of each of Province and Historic LifePoint. We issued 15.0 million shares of our common stock, assumed $511.6 million of Province’s outstanding debt and paid $586.3 million in cash to the stockholders of Province. In addition, each share of common stock of Historic LifePoint was automatically converted into a share of our common stock (“Company Common Stock”) on a one-for-one basis.

As a result of the Province business combination, we became the successor issuer to Historic LifePoint under the Securities Exchange Act of 1934, and succeeded to Historic LifePoint’s reporting obligations. Also, shares of Historic LifePoint common stock ceased to be traded on the Nasdaq National Market. However, immediately upon the closing of the Province business combination, shares of Company Common Stock began trading on the Nasdaq National Market, and currently trade on the NASDAQ Global Select Market, under the ticker symbol “LPNT.” We believe that the Province business combination has provided and will continue to provide efficiencies and enhance our ability to compete effectively. As a result of the Province business combination, we are more geographically and financially diversified in our asset base. In addition, we have greater resources and we believe that we have increased opportunities for growth and margin expansion. The results of operations of Province are included in our results of operations beginning April 16, 2005.

Availability of Information

Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Information — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Operating Philosophy

Since inception, our sole mission has been to acquire, develop and operate strong community-based hospitals in non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. Our philosophy includes a commitment to:

•	increasing the scope and improving the quality of available healthcare services;

•	providing physicians a positive environment in which to practice medicine, with access to necessary equipment, office space and resources needed to operate their practices;

•	providing an outstanding work environment for employees;

•	recognizing and expanding each hospital’s role as a community asset; and

•	continuing to improve each hospital’s financial performance.

The Non-Urban Healthcare Market

We believe that non-urban communities present opportunities for us because of the following factors:

•	Less Competition than Urban Markets. Because non-urban communities have smaller populations, they generally have fewer hospitals and other healthcare service providers. Because non-urban hospitals are generally the sole providers of inpatient services in their markets, there is limited competition. However, we are experiencing an increase in competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices.

•	Community Focus. We believe that the local hospital generally is viewed as an integral part of the community. In addition, we believe that non-urban communities can have a higher level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, patients and local government authorities.

•	Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the resources to leverage their professional staff in the manner necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate, be referred by local physicians, or be encouraged by managed care plans to travel to hospitals in larger, urban markets. We believe that, as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to maximize the value of their community assets and preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to a company like ours, that is committed to the local delivery of healthcare and that has greater access to capital and management resources. Of the 51 hospitals that we currently operate, 25 were acquired from either not-for-profit or governmental entities.

Business Strategy

We manage our hospitals in accordance with our operating philosophy and have developed the following strategies as part of our philosophy, tailored for each of our existing markets and for new markets:

•	Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by broadening the scope and improving the quality of healthcare services available at our facilities and by recruiting physicians with a broader range of specialties. We believe that our expansion of available treatments, our emphasis on quality and our community focus will encourage residents in the non-urban communities we serve to seek care locally at our facilities rather than at facilities outside the area. To broaden our services, we have entered into joint ventures in a few of our communities. In addition, we have undertaken projects in a majority of our hospitals that are targeted at expanding specialty services.

Capital expenditures related to these projects were as follows for the years presented (dollars in millions):

Expansion or Renovation Projects*	2002	2003	2004	2005	2006

Operating room expansions	$10.4	$8.7	$0.8	$0.6	$19.6
New/replacement hospitals	—	—	—	29.2	28.2
MRI additions	8.5	4.9	3.1	4.1	5.5
Medical office building additions	4.8	6.3	4.1	12.1	10.9
Patient room additions	1.5	7.2	9.3	15.6	0.6
CT scanner additions	0.7	—	2.1	5.4	6.4
Emergency room expansions	0.5	3.8	7.6	10.3	21.7
Rehabilitation additions	2.8	1.8	2.3	—	—
Cardiac catheterization lab additions	3.1	2.0	—	—	0.4
Miscellaneous expansions	5.7	8.8	22.1	23.0	13.2

	$38.0	$43.5	$51.4	$100.3	$106.5

*	This table reflects approved expansion projects and is updated as incremental costs are incurred on projects previously approved.

•	Strengthen Physician Recruiting and Retention. We believe that recruiting physicians who are interested in practicing in local communities is important to increasing the quality of healthcare and the breadth of available services at our facilities. Our physician recruitment program is currently focused on recruiting additional specialty care physicians and primary care physicians. Our local management teams are focused on working more collaboratively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and retention, and contribute to the sense that our hospitals are community assets.

•	Improve Expense Management. We seek to control costs by, among other things, attempting to improve employee productivity, controlling supply expenses through the use of a group purchasing organization, controlling professional and general liability insurance expenses through the utilization of risk management and quality care programs, and reducing uncollectible revenues. We have implemented cost control initiatives that include efforts to adjust staffing levels according to patient volumes, modify supply purchases according to usage patterns and provide support to hospital staff in more efficient billing and collection processes. We believe that as our company continues to grow, we should benefit from our ability to spread certain overhead fixed costs over a larger base of operations.

•	Retain and Develop Stable Management and Clinical Staff. We seek to retain and develop the executive teams at our hospitals, to enhance medical staff relations, and maintain continuity of relationships within the community, and develop our existing clinical staff. We focus our recruitment of managers on those who wish to live and work in the communities in which our hospitals are located. Our hospital executives are participants in our stock incentive plans.

•	Improve Managed Care Revenues. We continue to strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for non-urban markets.

•	Acquire Other Hospitals and Healthcare Service Providers. We continue to pursue a selective acquisition strategy and seek to identify and acquire hospitals in non-urban markets that are the sole or a significant market provider of healthcare services in the community. We may also pursue the acquisition of other healthcare service providers, such as ambulatory surgery centers and diagnostic imaging centers, in our existing markets. By implementing our operating strategies at acquired facilities, we believe that we may attract many of the patients in these markets that historically have sought care elsewhere. From time to time, we may evaluate our facilities and sell assets that we believe, for various reasons, may no longer fit within our long-term strategy.

•	Align Interests with Our Communities. We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to compete successfully for acquisitions:

•	our commitment to maintaining the local availability of quality healthcare services;

•	our practice of providing market-specific, broader-based healthcare;

•	our focus on physician relationships, recruiting and retention;

•	our management’s operating experience;

•	our access to capital markets; and

•	our ability to provide the necessary equipment and other resources for physicians.

•	Develop New Hospitals and Replace Existing Hospitals. We continue to focus on improving the operations at our hospitals as well as seeking additional opportunities. Consistent with our operating strategies, we continually evaluate the communities we serve and our existing facilities to determine where replacement facilities would be beneficial.

Acquisitions

Since our inception in 1999, we have acquired the following hospitals (dollars in millions):

					Acquired
	Acquisition		Purchase		Licensed
Hospital Name	Date	Location	Price(a)		Beds

Clinch Valley Medical Center	July 1, 2006	Richland, VA	$239.0	(b)	200
Raleigh General Hospital	July 1, 2006	Beckley, WV	N/A	(b)	369
St. Joseph’s Hospital(c)	July 1, 2006	Parkersburg, WV	N/A	(b)	325
Saint Francis Hospital(d)	July 1, 2006	Charleston, WV	N/A	(b)	155
Danville Regional Medical Center(e)	July 1, 2005	Danville, VA	210.0		350
Wythe County Community Hospital(e)	June 1, 2005	Wytheville, VA	43.3		104
Province business combination:			1,797.6		2,529
Ashland Regional Medical Center(e),(f)	April 15, 2005	Ashland, PA	N/A		123
Bolivar Medical Center(e)	April 15, 2005	Cleveland, MS	N/A		165
Coastal Carolina Medical Center	April 15, 2005	Hardeeville, SC	N/A		41
Colorado Plains Medical Center(e)	April 15, 2005	Fort Morgan, CO	N/A		50
Colorado River Medical Center(e)	April 15, 2005	Needles, CA	N/A		49
Doctors’ Hospital of Opelousas	April 15, 2005	Opelousas, LA	N/A		171
Ennis Regional Medical Center(e)	April 15, 2005	Ennis, TX	N/A		45
Eunice Community Medical Center(e)	April 15, 2005	Eunice, LA	N/A		72
Havasu Regional Medical Center(e)	April 15, 2005	Lake Havasu City, AZ	N/A		138
Los Alamos Medical Center(e)	April 15, 2005	Los Alamos, NM	N/A		47
Medical Center of Southern Indiana(e),(f)	April 15, 2005	Charlestown, IN	N/A		96
Memorial Hospital of Martinsville and Henry County(e)	April 15, 2005	Martinsville, VA	N/A		237
Memorial Medical Center of Las Cruces(e)	April 15, 2005	Las Cruces, NM	N/A		286
Minden Medical Center	April 15, 2005	Minden, LA	N/A		159
Northeastern Nevada Regional Hospital(e)	April 15, 2005	Elko, NV	N/A		75
Palestine Regional Medical Center(e)	April 15, 2005	Palestine, TX	N/A		249
Palo Verde Hospital(e),(g)	April 15, 2005	Blythe, CA	N/A		51
Parkview Regional Hospital(e)	April 15, 2005	Mexia, TX	N/A		59
Starke Memorial Hospital(e)	April 15, 2005	Knox, IN	N/A		53
Teche Regional Medical Center(e)	April 15, 2005	Morgan City, LA	N/A		149

				Acquired
	Acquisition		Purchase	Licensed
Hospital Name	Date	Location	Price(a)	Beds

Vaughan Regional Medical Center(e)	April 15, 2005	Selma, AL	N/A	214
River Parishes Hospital	July 1, 2004	LaPlace, LA	24.0	106
Spring View Hospital(e)	October 1, 2003	Lebanon, KY	16.1	113
Logan Regional Medical Center(e) and Guyan Valley Hospital(e),(h)	December 1, 2002	Logan, WV	87.5	151
Lakeland Community Hospital(e) and Northwest Medical Center(e)	December 1, 2002	Haleyville, AL	22.1	170
Russellville Hospital(e)	October 3, 2002	Russellville, AL and Winfield, AL	19.8	100
Ville Platte Medical Center(e)	December 1, 2001	Ville Platte, LA	11.1	116
Athens Regional Medical Center	October 1, 2001	Athens, TN	17.0	118
Bluegrass Community Hospital(e),(i)	January 2, 2001	Versailles, KY	3.2	25
Lander Valley Medical Center	July 1, 2000	Lander, WY	29.8	102
Putnam Community Medical Center	June 16, 2000	Palatka, FL	43.5	141

(a)	Excluding working capital, except for the Province business combination.

(b)	We acquired four hospitals from HCA under the same purchase agreement.

(c)	Held-for-sale hospital.

(d)	Divested on January 1, 2007.

(e)	Immediately prior to the acquisition of this hospital by Province or us, it was owned by a not-for-profit or governmental entity.

(f)	Divested on May 1, 2006.

(g)	Divested on January 1, 2006.

(h)	We voluntarily closed and ceased the operations of Guyan Valley Hospital as an eight-bed critical access hospital effective December 29, 2006.

(i)	Initially an operating lease; we exercised our option to purchase Bluegrass Community Hospital for $3.2 million in January 2005.

Dispositions

Since our inception in 1999, we have disposed of the following hospitals (dollars in millions):

	Disposition		Sale	Licensed
Hospital Name	Date	Location	Price	Beds

Saint Francis Hospital	January 1, 2007	Charleston, WV	$37.5	155
Ashland Regional Medical Center	May 1, 2006	Ashland, PA	4.1	123
Medical Center of Southern Indiana	May 1, 2006	Charleston, IN	4.6	96
Smith County Memorial Hospital	March 31, 2006	Carthage, TN	20.0	63
Palo Verde Hospital	January 1, 2006	Blythe, CA	1.0	51
Bartow Memorial Hospital	March 31, 2005	Bartow, FL	33.0	56
Springhill Medical Center	November 17, 2000	Springhill, LA	5.7	63
Barrow Medical Center	September 1, 2000	Barrow, GA	2.2	56
Riverview Medical Center	August 1, 2000	Gonzales, LA	20.7	104
Halstead Hospital	April 1, 2000	Halstead, KS	—	177
Trinity Hospital	February 1, 2000	Erin, TN	2.4	40

In addition to the above dispositions, St. Joseph’s Hospital is held for sale. We have entered into a definitive agreement to sell this hospital, which we currently expect to occur during mid-2007.

Operations

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services generally include general surgery, internal medicine, obstetrics, psychiatric care, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing and neuro-surgery. In many markets, we also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy.

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

Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.

In addition to providing access to capital resources, we make available a variety of management services to our hospitals. These services include, among other things:

•	accounting, financial, tax and reimbursement management;

•	clinical management and consulting;

•	construction oversight and management;

•	corporate ethics and compliance;

•	education and training;

•	employee benefits;

•	HIPAA compliance;

•	human resources management;

•	information and clinical systems;

•	internal auditing and consulting;

•	legal management;

•	managed care contracting;

•	materials management;

•	physician recruiting;

•	physician services management;

•	quality resource management;

•	risk management; and

•	revenue and cash cycle management.

We participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 4.6% equity interest in this group purchasing organization at December 31, 2006.

Seasonality

We typically experience higher patient volumes and revenues in the first and fourth quarters of each year. We generally experience these seasonal volume and revenue peaks because more people become ill during the winter months, resulting in an increased number of patients that we treat during those months.

Properties

The following table presents certain information with respect to our hospitals as of December 31, 2006:

							Acquisition/
	Licensed Beds						Opening/	Operational
Hospital Name	Acute	Psychiatric	Rehabilitation	SNF(a)	Total	Swing(b)	Lease Date	Status

Alabama
Andalusia Regional Hospital	88	—	12	—	100	10	May 11, 1999	Own
Lakeland Community Hospital(c)	50	—	—	—	50	10	December 1, 2002	Own
Northwest Medical Center	61	10	—	—	71	—	December 1, 2002	Own
Russellville Hospital	100	—	—	—	100	10	October 3, 2002	Own
Vaughan Regional Medical Center(d),(e)	175	—	—	—	175	—	April 15, 2005	Own
Arizona
Havasu Regional Medical Center(c),(d)	119	—	19	—	138	—	April 15, 2005	Own
Valley View Medical Center	50	—	10	—	60	—	November 8, 2005	Own
California
Colorado River Medical Center(d),(f)	25	—	—	—	25	—	April 15, 2005	Lease
Colorado
Colorado Plains Medical Center(c),(d),(g)	40	—	10	—	50	—	April 15, 2005	Lease
Florida
Putnam Community Medical Center(e)	131	—	—	10	141	—	June 16, 2000	Own
Indiana
Starke Memorial Hospital(d)	45	—	8	—	53	6	April 15, 2005	Lease
Kansas
Western Plains Medical Complex(c)	74	—	16	9	99	—	May 11, 1999	Own
Kentucky
Bluegrass Community Hospital(f)	25	—	—	—	25	15	January 2, 2001	Own
Bourbon Community Hospital	33	25	—	—	58	10	May 11, 1999	Own
Georgetown Community Hospital	75	—	—	—	75	10	May 11, 1999	Own
Jackson Purchase Medical Center(e)	107	—	—	—	107	10	May 11, 1999	Own
Lake Cumberland Regional Hospital(c),(e)	186	34	27	12	259	—	May 11, 1999	Own
Logan Memorial Hospital	92	—	—	—	92	10	May 11, 1999	Own
Meadowview Regional Medical Center	101	—	—	—	101	10	May 11, 1999	Own
Spring View Hospital	75	—	—	—	75	6	October 1, 2003	Own
Louisiana
Acadian Medical Center(d),(g)	52	—	—	—	52	—	April 15, 2005	Own
Doctors’ Hospital of Opelousas(d),(g)	117	32	22	—	171	—	April 15, 2005	Own
Minden Medical Center(d),(e)	127	20	12	—	159	—	April 15, 2005	Own
River Parishes Hospital	106	—	—	—	106	—	July 1, 2004	Own
Teche Regional Medical Center(c),(d)	140	9	—	—	149	—	April 15, 2005	Lease
Ville Platte Medical Center(g),(h)	95	—	—	—	95	—	December 1, 2001	Own
Mississippi
Bolivar Medical Center(c),(d)	153	—	—	12	165	—	April 15, 2005	Lease

							Acquisition/
	Licensed Beds						Opening/	Operational
Hospital Name	Acute	Psychiatric	Rehabilitation	SNF(a)	Total	Swing(b)	Lease Date	Status

Nevada
Northeastern Nevada Regional Hospital(c),(d)	75	—	—	—	75	—	April 15, 2005	Own
New Mexico
Los Alamos Medical Center(c),(d)	47	—	—	—	47	6	April 15, 2005	Own
Memorial Medical Center of Las Cruces(d)	274	12	—	—	286	—	April 15, 2005	Lease
South Carolina
Coastal Carolina Medical Center(d)	31	—	10	—	41	—	April 15, 2005	Own
Tennessee
Athens Regional Medical Center	118	—	—	—	118	10	October 1, 2001	Own
Crockett Hospital(h)	97	—	10	—	107	—	May 11, 1999	Own
Emerald-Hodgson Hospital	21	—	—	20	41	—	May 11, 1999	Own
Hillside Hospital(h)	81	14	—	—	95	5	May 11, 1999	Own
Livingston Regional Hospital(h)	100	—	14	—	114	14	May 11, 1999	Own
Southern Tennessee Medical Center	107	12	12	26	157	—	May 11, 1999	Own
Texas
Ennis Regional Medical Center(d)	45	—	—	—	45	—	April 15, 2005	Lease
Palestine Regional Medical Center(c),(d),(e),(g)	100	28	49	—	177	—	April 15, 2005	Own
Parkview Regional Hospital(c),(d),(g)	49	—	10	—	59	—	April 15, 2005	Lease
Utah
Ashley Valley Medical Center(c)	39	—	—	—	39	39	May 11, 1999	Own
Castleview Hospital(c)	84	—	—	—	84	12	May 11, 1999	Own
Virginia
Clinch Valley Medical Center	176	—	10	14	200	—	July 1, 2006	Own
Danville Regional Medical Center	245	35	10	60	350	—	July 1, 2005	Own
Memorial Hospital of Martinsville and Henry County(d)	208	12	—	—	220	—	April 15, 2005	Own
Wythe County Community Hospital(c)	92	—	—	8	100	9	June 1, 2005	Lease
West Virginia
Logan Regional Medical Center(c),(g)	124	—	8	—	132	—	December 1, 2002	Own
Raleigh General Hospital	300	—	—	—	300	—	July 1, 2006	Own
Saint Francis Hospital(i),(j)	145	—	—	10	155	—	July 1, 2006	Own
St. Joseph’s Hospital(i)	268	57	—	—	325	—	July 1, 2006	Own
Wyoming
Lander Valley Medical Center(c),(g)	66	15	8	—	89	—	July 1, 2000	Own
Riverton Memorial Hospital(c),(g)	70	—	—	—	70	—	May 11, 1999	Own

	5,404	315	277	181	6,177	202

(a)	Skilled nursing facility licensed beds.

(b)	The federal swing-bed program allows certain rural hospitals to provide a mix of acute and skilled nursing care without obtaining a change in their licenses. Reported swing-beds are included in the amount of acute licensed beds.

(c)	Designated by Medicare as a sole community hospital.

(d)	Hospital acquired as a result of the Province business combination.

(e)	Designated by Medicare as a rural referral center.

(f)	Designated by Medicare as a critical-access hospital (“CAH”).

(g)	Hospital is certified by the State and Medicare to use swing beds. However, the State licensure does not assign a specific number of swing beds to a hospital.

(h)	Designated by Medicare as a Medicare dependent hospital.

(i)	Held-for-sale hospital.

(j)	Divested on January 1, 2007.

We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our corporate headquarters are located in approximately 92,000 square feet of leased space in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs.

The following are brief narratives of each of our hospitals as of February 1, 2007, listed alphabetically by the state where they are located, describing their location relative to the nearest urban area, their nearest competitors and any associated significant leases.

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

Lakeland Community Hospital is located in Haleyville, which is approximately 78 miles northwest of Birmingham. Lakeland Community Hospital is located approximately 25 miles away from our own Russellville Hospital and approximately 36 miles away from our own Northwest Medical Center. Its nearest competitors are Marion Regional Medical Center, a 57-bed facility located approximately 24 miles away in Hamilton, and Walker Baptist Medical Center, a 267-bed facility located approximately 42 miles away in Jasper.

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

Vaughan Regional Medical Center is located in Selma, which is approximately 50 miles west of Montgomery and 90 miles south of Birmingham. Its nearest competitors are Prattville Baptist Hospital, a 47-bed facility located approximately 40 miles away in Prattville, and J. Paul Jones Hospital, a 32-bed facility located approximately 43 miles away in Camden. Vaughn Regional Medical Center is owned by a limited liability company in which a subsidiary of ours owns a 99% Class A membership interest and a non-affiliated entity owns a 1% Class B membership interest. Additionally, there is one competing diagnostic imaging center and one competing outpatient therapy center located in the community.

Arizona

Havasu Regional Medical Center is located in Lake Havasu City, which is approximately 150 miles south of Las Vegas, Nevada. It is located approximately 42 miles southeast of our own Colorado River Medical Center and approximately 57 miles south of our own Valley View Medical Center. Its nearest competitors are La Paz Regional Hospital, a 39-bed facility located approximately 40 miles away in Parker, and Kingman Regional Medical Center, a 153-bed facility located approximately 62 miles away in Kingman. Additionally, there are two competing diagnostic imaging centers located in the community.

Effective September 1, 2006, we formed a joint venture with certain physicians in the Lake Havasu City area. We contributed cash and substantially all of the assets used in the operations of Havasu Regional Medical Center, excluding real estate and home health assets, and the physicians contributed substantially all the assets of Havasu Surgery Center, an outpatient surgical center. We retain an approximately 96% equity interest in the joint venture.

Valley View Medical Center is located in Ft. Mohave, which is approximately 108 miles south of Las Vegas, Nevada. Valley View is located approximately 12 miles north of our own Colorado River Medical Center and approximately 57 miles north of our own Havasu Regional Medical Center. Its nearest competitors are Western Arizona Regional Medical Center, a 123-bed facility located approximately nine miles away in Bullhead City, and Kingman Regional Medical Center, a 153-bed facility located approximately 46 miles away in Kingman.

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

Colorado

Colorado Plains Medical Center is located in Fort Morgan, which is approximately 85 miles northeast of Denver. Its nearest competitors are East Morgan County Hospital, a 15-bed critical access facility located approximately 8 miles away in Brush, Sterling Regional Medical Center, a 36-bed facility located approximately 45 miles away in Sterling, and Northern Colorado Medical Center, a 326-bed facility located 50 miles away in Greeley. The lease for Colorado Plains Medical Center expires in March 2035 and is subject to two five-year renewal terms. We have a right of first refusal to purchase Colorado Plains Medical Center. This lease is accounted for as a prepaid capital lease.

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

Kansas

Western Plains Medical Complex is located in Dodge City, which is approximately 155 miles west of Wichita. Its nearest competitors are Minneola District Hospital, a 15-bed facility located approximately 24 miles away in Minneola, and St. Catherine Hospital, a 132-bed facility located approximately 53 miles away in Garden City. Additionally, there are two competing diagnostic imaging centers and one competing surgery center located in the community.

Kentucky

Bluegrass Community Hospital is located in Versailles, which is approximately 13 miles west of Lexington. Bluegrass Community Hospital is located approximately 18 miles from our own Georgetown Community Hospital and approximately 32 miles from our own Bourbon Community Hospital. Its nearest competitors are five hospitals that are all located approximately 13 to 20 miles away in Lexington.

Bourbon Community Hospital is located in Paris, which is approximately 20 miles northeast of Lexington. Bourbon Community Hospital is 20 miles from our own Georgetown Community Hospital and 32 miles from our own Bluegrass Community Hospital. Its nearest competitors are five hospitals that are all located approximately 20 to 25 miles away in Lexington.

Georgetown Community Hospital is located in Georgetown, which is approximately 11 miles northwest of Lexington. Georgetown Community Hospital is 20 miles from our own Bourbon Community Hospital and 18 miles from our own Bluegrass Community Hospital. Its nearest competitors are five hospitals that are all located approximately 11 to 15 miles away in Lexington.

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

Lake Cumberland Regional Hospital is located in Somerset, which is approximately 75 miles south of Lexington. Its nearest competitors are Wayne County Hospital, a 25-bed facility located approximately 27 miles away in Monticello, Russell County Hospital, a 25-bed critical access facility located approximately 20 miles away in Russell Springs. Additionally, there are two competing diagnostic imaging centers and one competing surgery center located in the community.

Logan Memorial Hospital is located in Russellville, which is approximately 53 miles north of Nashville, Tennessee. Its nearest competitors are Greenview Regional Hospital, a 211-bed facility, and The Medical Center at Bowling Green, a 506-bed facility, both of which are located approximately 30 miles away in Bowling Green.

Meadowview Regional Medical Center is located in Maysville, which is approximately 56 miles southeast of Cincinnati, Ohio and approximately 60 miles northeast of Lexington. Its nearest competitors include Fleming County Hospital, a 43-bed facility located approximately 18 miles away in Flemingsburg, Brown County General Hospital, a 53-bed facility located approximately 25 miles away in Georgetown, Ohio and Adams County Hospital, a 25-bed critical access facility located approximately 20 miles away in West Union, Ohio. Additionally, there is one competing diagnostic imaging center with a cardiac catheterization lab located in the community.

Spring View Hospital is located in Lebanon, which is approximately 65 miles southwest of Lexington. Its two nearest competitors are Taylor County Hospital, a 90-bed facility located approximately 25 miles away in Campbellsville, and Flaget Memorial Hospital, a 52-bed facility located approximately 35 miles away in Bardstown.

Louisiana

Acadian Medical Center is located in Eunice, which is approximately 44 miles northwest of Lafayette. Acadian Medical Center is located approximately 25 miles from our own Doctors’ Hospital of Opelousas and approximately 18 miles from our own Ville Platte Medical Center. Its nearest competitors are Savoy Medical Center, a 198-bed facility located approximately 12 miles north in Mamou, and Opelousas General Hospital, a 180-bed facility located approximately 25 miles away in Opelousas. We completed the construction of this

52-bed replacement hospital in the first quarter of 2006, which replaced Eunice Community Medical Center. Acadian Medical Center is on property we lease from the St. Landry Hospital Service District.

Doctors’ Hospital of Opelousas is located in Opelousas, which is approximately 21 miles north of Lafayette. Doctors’ Hospital of Opelousas is located approximately 25 miles from our own Acadian Medical Center and approximately 23 miles from our own Ville Platte Medical Center. Its nearest competitors are Opelousas General Hospital, a 180-bed facility located approximately four miles away and Our Lady of Lourdes Regional Medical Center, a 266-bed facility located approximately 21 miles away in Lafayette. Additionally, there is one competing diagnostic imaging center and one competing surgery center located in the community.

Minden Medical Center is located in Minden, which is approximately 30 miles east of Shreveport. Its nearest competitors are the Willis-Knight Health System, a 755-bed system of four hospitals, Christus Schumpert Health System, a 761-bed system of three hospitals, and LSU Health Sciences Center, a 436-bed facility, all of which are located in Shreveport or Bossier City.

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

Ville Platte Medical Center is located approximately 75 miles northwest of Baton Rouge. Ville Platte Medical Center is located approximately 23 miles from our own Doctors’ Hospital of Opelousas and approximately 18 miles from our own Acadian Medical Center. Its nearest competitors are Savoy Medical Center, a 198-bed facility located approximately 12 miles away in Mamou, and Opelousas General Hospital, a 180-bed facility located approximately 18 miles away in Opelousas.

Mississippi

Bolivar Medical Center is located in Cleveland, which is approximately 112 miles south of Memphis, Tennessee. Its nearest competitors are North Sunflower Medical Center, a 25-bed critical access facility located approximately 10 miles away in Ruleville, Delta Regional Medical Center, a 268-bed facility located 35 miles away in Greenwood, Northwest Mississippi Regional Medical Center, a 180-bed facility located 37 miles away in Clarksdale, and Greenwood Leflore Hospital, a 270-bed facility located approximately 40 miles away in Greenwood. The lease for Bolivar Medical Center expires in December 2041. This lease is accounted for as a prepaid capital lease.

Nevada

Northeastern Nevada Regional Hospital is located in Elko, which is approximately 233 miles west of Salt Lake City, Utah, 290 miles northeast of Reno and 420 miles north of Las Vegas. Its primary competitors are in Salt Lake City and Reno. Two additional smaller competitors are Humboldt General, a 52-bed facility located approximately 140 miles away in Winnemucca, and William Bree Ririe Hospital, a 29-bed facility located approximately 190 miles away in Ely. Additionally, there is one competing diagnostic imaging center and one competing surgery center located in the community.

New Mexico

Los Alamos Medical Center is located in Los Alamos, which is approximately 96 miles north of Albuquerque and approximately 35 miles west of Santa Fe. Its nearest competitors are Espanola Hospital, an 80-bed facility located approximately 20 miles away in Espanola, and St. Vincent’s Hospital, a 272-bed facility located approximately 37 miles away in Santa Fe. Additionally, there is one competing surgery center located in the community.

Memorial Medical Center of Las Cruces is located in Las Cruces, which is approximately 43 miles north of El Paso, Texas. Its nearest competitors are Mountain View Regional Medical Center, a 168-bed facility located approximately three miles away and Mimbres Medical Center, a 68-bed facility located approximately 63 miles away in Deming. The lease for Memorial Medical Center of Las Cruces expires in May 2044. This lease is accounted for as a prepaid capital lease. Additionally, there are five competing diagnostic imaging centers and four competing surgery centers located in the community.

South Carolina

Coastal Carolina Medical Center is located in Hardeeville, which is approximately 19 miles north of Savannah, Georgia. Its nearest competitors are Candler Hospital, a 292-bed facility, and Memorial Medical Center, a 488-bed facility, both of which are located approximately 27 miles away in Savannah, Georgia, Hilton Head Regional Medical Center, a 99-bed facility located approximately 27 miles away on Hilton Head Island, and Beaufort Memorial Hospital, a 197-bed facility located approximately 31 miles away in Beaufort. Additionally, there is one competing diagnostic imaging/surgery/urgent care center located in the community.

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

Texas

Ennis Regional Medical Center is located in Ennis, which is approximately 36 miles south of Dallas. Its nearest competitors are Baylor Medical Center, a 75-bed facility located approximately 16 miles away in Waxahachie, and Navarro Regional Hospital, a 162-bed facility located approximately 25 miles away in Corsicana. The lease for Ennis Regional Medical Center expires in February 2030 and is subject to three ten-year renewal terms at our option. The lease is accounted for as a prepaid capital lease. The City of Ennis has approved the construction of a new facility to replace Ennis Regional Medical Center at an estimated cost of $35.0 million. The City of Ennis has agreed to fund $15.0 million of this cost. We will fund the difference and the prepaid lease will expire in 40 years. The replacement facility is scheduled for completion in June 2007.

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

Virginia

Clinch Valley Medical Center is located in Richlands, which is approximately 145 miles west of Roanoke, Virginia and approximately 145 miles south of Charleston, West Virginia. Its nearest competitors are Tazewell Community Hospital, a 56-bed facility located approximately 22 miles away in Tazewell, Buchanan General Hospital, a 134-bed facility located approximately 28 miles away in Grundy, and Russell County Medical Center, a 78-bed facility located approximately 29 miles away in Lebanon. Additionally, there is one competing diagnostic imaging center located in the community.

Danville Regional Medical Center is located in Danville, which is approximately 147 miles southwest of Richmond and approximately 30 miles from our own Memorial Hospital of Martinsville. Its primary competitors are Halifax Regional Hospital, a 192-bed facility located approximately 33 miles away in South Boston, Morehead Memorial Hospital, a 108-bed facility located approximately 24 miles away in Eden, North Carolina, Moses Cone Memorial Hospital, a 535-bed facility located approximately 44 miles away in Greensboro, North Carolina, Annie Penn Hospital, a 110-bed facility located approximately 23 miles away in Reidsville, North Carolina, and Duke University Medical Center, a 989-bed facility located approximately 60 miles away in Durham, North Carolina. Additionally, there is one competing surgery center located in the community.

Memorial Hospital of Martinsville and Henry County is located in Martinsville, which is approximately 113 miles northwest of Raleigh, North Carolina and approximately 30 miles from our own Danville Regional Medical Center. Its nearest competitors are Morehead Memorial Hospital, a 108-bed facility located approximately 20 miles away in Eden, North Carolina, Carilion Health System (Roanoke Community Hospital and Roanoke Memorial Hospital), located approximately 52 miles away in Roanoke with 765 beds, and Carilion Franklin Memorial Hospital, a 37-bed facility located 27 miles away in Rocky Mount. Additionally, there is one competing lab/diagnostic imaging center located in the community.

Wythe County Community Hospital is located in Wytheville, which is approximately 80 miles southwest of Roanoke, Virginia and approximately 130 miles south of Charleston, West Virginia. Its nearest competitors are Smyth County Medical Center, a 50-bed facility located 25 miles southwest in Marion, and Pulaski Community Hospital, a 147-bed facility located approximately 24 miles northeast in Pulaski. The lease for Wythe County Community Hospital expires in 2035 and is subject to one 30-year renewal term. This lease is accounted for as a prepaid capital lease.

West Virginia

Logan Regional Medical Center is located in Logan, which is approximately 56 miles southwest of Charleston. Its nearest competitors are Boone Memorial Hospital, a 38-bed critical access facility located approximately 29 miles away in Madison, and Williamson Memorial Hospital, a 76-bed facility located approximately 30 miles away in Williamson.

Raleigh General Hospital is located in Beckley, which is approximately 57 miles southwest of Charleston. Its nearest competitors are Beckley ARH Hospital, a 173-bed facility located approximately four miles away, Plateau Medical Center, a 25-bed facility located approximately 15 miles away in Oak Hill, and Summers County ARH Hospital, a 25-bed facility located approximately 27 miles away in Hinton. Additionally, there is one competing surgery center and two competing diagnostic imaging centers located in the community.

St. Joseph’s Hospital is located in Parkersburg, which is approximately 80 miles north of Charleston and approximately 110 miles southeast of Columbus, Ohio. Its nearest competitors are Camden-Clark Memorial Hospital, a 269-bed facility located approximately one mile away, and Marietta Memorial Hospital, a 168-bed facility located approximately 14 miles away in Marietta, Ohio. Additionally, there is one competing diagnostic center and two freestanding urgent care facilities located in the community. We have entered into a definitive agreement to sell St. Joseph’s Hospital during mid-2007.

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

Riverton Memorial Hospital is located in Riverton, which is approximately 120 miles west of Casper. Riverton Memorial Hospital is located approximately 28 miles away from our own Lander Valley Medical Center. Its nearest competitor is Wyoming Medical Center, a 205-bed facility located in Casper. Additionally, there is a competing physical therapy center located adjacent to the hospital.

Demographic Information

We review demographic information related to each of our communities to identify opportunities to expand the breadth of our services. The following table represents certain average demographic information compared to the U.S. average. Demographics have an impact on volume trends, particularly as they relate to changes in the overall population, females aged from 15 to 44 years old and the 65 and over population. Each of these categories could increase or decrease our volume trends and affect our payor classifications. In addition, the effects of the local economies relating to unemployment rates and median household incomes impact our uncompensated care and cash flows.

		Historical(a)			Projected(b)
		2004	2005	2006	2011

Average County/Parish Population	LifePoint Average	51,207	51,454	53,193	56,377
Total Population Growth	LifePoint Average	0.9%	0.0%	2.5%	0.6%
	U.S. Average	0.5%	1.0%	1.6%	1.3%
Females Ages 15-44 Growth	LifePoint Average	0.4%	(0.7)%	1.6%	(0.6)%
	U.S. Average	0.3%	(0.1)%	0.5%	0.5%
Females Ages 15-44 as a % of Total Population	LifePoint Average	19.6%	19.4%	19.2%	18.1%
	U.S. Average	21.2%	21.0%	20.8%	19.9%
Population Ages 65 + Growth	LifePoint Average	1.0%	0.4%	2.3%	1.3%
	U.S. Average	0.6%	1.5%	1.0%	1.8%
Population Ages 65+ as a % of Total Population	LifePoint Average	14.8%	14.9%	15.0%	15.6%
	U.S. Average	12.5%	12.6%	12.5%	12.8%
Median Household Income	LifePoint Average	$36,575	$37,587	$38,420	$44,149
	U.S. Average	$49,660	$51,261	$53,256	$62,955
Unemployment Rate(c)	LifePoint Average	6.2%	5.8%	5.2%	N/A
	U.S. Average	5.5%	5.1%	4.4%	N/A

(a)	The 2004, 2005 and 2006 historical rates are annual growth rates.

(b)	The 2011 projected growth rate represents the compounded annual growth rate from 2006 to 2011.

(c)	The 2006 unemployment rate represents the eleven-month average as of November 30, 2006.

Services and Utilization

We believe that the most important factors relating to the overall utilization of a hospital are the number, quality, availability and specialties of physicians providing patient care within the facility, breadth of services, market position and reputation of the hospital, level of technology and emphasis on patient care and convenience for patients and physicians. Other factors which impact the ability of a non-urban hospital to competitively meet the healthcare needs of its community include:

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

Most of our hospitals have experienced growth in outpatient care services. We believe outpatient services provided at most of our hospitals have increased for three primary reasons. First, new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Second, our third-party payors utilize nationally-accepted guidelines for care and treatment that generally encourage the utilization of outpatient, rather than inpatient, services when appropriate, and shortened lengths of stay for inpatient care. Third, outpatient services continue to grow because of improvements in technology and clinical practices.

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

	2002	2003	2004	2005	2006

Medicare	35.2%	35.7%	36.7%	36.5%	34.8%
Medicaid	11.5	10.8	11.1	9.3	10.0
HMOs, PPOs and other private insurers	43.1	40.6	38.8	38.8	38.7
Self-pay	8.2	8.7	9.4	12.3	12.7
Other	2.0	4.2	4.0	3.1	3.8

	100.0%	100.0%	100.0%	100.0%	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-insurance features of their coverage. The amount of exclusions, deductibles and co-insurance generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the Medicaid program budgets have been either cut or funds diverted to other programs, which have resulted in limiting the enrollment of participants. This has resulted in higher bad debt expense at many of our hospitals during the past few years.

Medicare

Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program generally are significantly less than the hospital’s customary charges for the services provided.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the

Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 6, 2006, includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation 75% Rule and Medicaid cuts. The major hospital provisions of MMA and DRA are discussed in the subsections below.

Inpatient Acute Care Diagnosis Related Group Payments.  Payments from Medicare for inpatient hospital services are generally made under the prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each diagnosis is assigned a diagnosis related group, commonly known as a “DRG.” Each DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. DRG payments do not consider the actual resources incurred by an individual hospital in providing a particular inpatient service. This DRG assignment also affects the prospectively determined capital rate paid with each DRG. DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

The following tables list our historical Medicare DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	DRG	Capital
	Payments	Payments

2002	$137.2	$13.1
2003	177.8	16.0
2004	194.2	17.5
2005	359.5	33.3
2006	458.8	41.3

The DRG rates are adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. Historical and FFY 2007 DRG rate increases are as follows:

% Increase

2002	2.75
2003	2.95
2004	3.40
2005	3.30
2006	3.70
2007	3.40

On August 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued its FFY 2007 Hospital Inpatient PPS final rule which implemented several policy changes in the inpatient PPS, effective with discharges on or after October 1, 2006. CMS will phase in over three years a transition to using estimated hospital costs rather than charges to set payment rates. We estimate that this transition will positively affect our payments by approximately $1.3 million during 2007. CMS is adding 20 new groups to the current DRG system and will conduct an evaluation of alternative systems for more comprehensive severity adjustment to DRGs for FFY 2008, which may negatively affect our future DRG reimbursement.

MMA and DRA provide a full market basket update for hospitals that submit data on ten quality measures to CMS for FFY 2005 and FFY 2006. For FFY 2006, the full market basket update was 3.4%. For FFY 2007, CMS set the full market basket update to 3.4%. Beginning in FFY 2007, DRA expands quality reporting requirements to include additional measures and increases the reduction to the market basket to 2.0% from 0.4% for hospitals that do not report all the required data or withdraw from the program. Reductions to a non-participating hospital’s rate will apply only to the fiscal year involved. If the hospital subsequently joins the program, the prior reduction will not be taken into account in computing the update for that fiscal year. MMA and DRA restrict the application of these provisions to hospitals paid under the Inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the Inpatient PPS or to payments made to hospitals under other systems such as the Outpatient PPS.

MMA also made a permanent 1.6% increase in the base DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. A majority of our hospitals have benefited from the MMA provisions adjusting the DRG payment rates. Several provisions will continue to affect the FFY 2007 standardized amounts including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the reduction of the labor share to 62% for hospitals with a wage index below the national average. In addition, effective October 1, 2005, CMS reduced the labor-related share of the wage index from 71.1% to 69.7% for hospitals in areas with a wage index greater than the national average. These changes are reflected in the following tables:

FFY 2007 Standard Rate for Hospitals with a Wage Index Greater than the National Average
(69.7% Labor Share and 30.3% Nonlabor Share)

	Labor-Related	Nonlabor-Related

Full update (3.4%)	$3,397.52	$1,476.97
Reduced update (1.4%)	$3,331.80	$1,448.40

FFY 2007 Standard Rate for Hospitals with a Wage Index Less than or Equal to the National Average
(62.0% Labor Share and 38.0% Percent Nonlabor Share)

	Labor-Related	Nonlabor-Related

Full update (3.4%)	$3,022.18	$1,852.31
Reduced update (1.4%)	$2,963.73	$1,816.48

Capital Standard
Federal Payment Rate
$427.03

Outlier Payments.  In addition to DRG and capital payments, hospitals may qualify for payments for cases involving extraordinarily high costs when compared to average cases in the same DRG. To qualify as a cost outlier, a hospital’s cost for the case must exceed the payment rate for the DRG plus a specified amount called the fixed-loss threshold. The outlier payment is equal to 80% of the difference between the hospital’s cost for the stay and the threshold amount. The threshold is adjusted every year based on CMS’s projections of total outlier payments to make outlier reimbursement equal 5.1% of total payments. We anticipate outlier payments to decrease slightly in 2007 as a result of an increase in the outlier threshold from $23,600 to $24,485.

The following table lists our historical Medicare outlier payments for the years presented (in millions):

Medicare
Outlier
Payments

2002	$0.7
2003	0.3
2004	0.6
2005	2.5
2006	3.2

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

The following table lists our historical Medicare DSH payments for the years presented (in millions):

Medicare
DSH
Payments

2002	$8.8
2003	9.8
2004	20.9
2005	47.6
2006	50.3

Wage Index and Geographic Reclassification.  Under PPS, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for inpatient PPS and January 1, 2005 for outpatient PPS, CMS implemented a number of changes to the wage index calculation. These changes include adopting new standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas issued by the Office of Management and Budget. Hospitals that have been adversely affected by this new definition received a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further, CMS has applied an occupational mix adjustment factor to the wage index amounts. However, because of a court order issued on April 3, 2006, the final rates for FFY 2007 fully (i.e., at 100%) adjust the wage indices for occupational mix. We estimate that this will increase our Medicare payments by approximately $0.3 million during 2007.

The Medicare Geographic Classification Review Board (“MGCRB”) was established by Congress in 1989 and set forth criteria to use in issuing its decisions concerning the geographic reclassification of hospitals as rural or urban for prospective payment purposes. Hospitals seeking reclassification, except for sole community hospitals and rural referral centers, must prove close proximity to the area in which they seek reclassification. In addition to close proximity, a hospital seeking reclassification for purposes of using another area’s wage index must prove that the hospital’s incurred wage costs are comparable to hospital wage costs in the other area.

The following table lists the Company’s increases in reimbursement as a result of Medicare geographic reclassifications for the years presented (dollars in millions):

	Number of
	Hospitals	Increase in
	Reclassified	Reimbursement

2002	13	$9.7
2003	14	10.7
2004	14	11.7
2005	23	20.8
2006	23	24.3

Post-Acute Care Transfer Policy.  When a patient is transferred from one acute care facility to another acute care facility, the transferring hospital receives a per diem payment with total payment limited to the full DRG amount that would have been made if the patient were discharged without being transferred. Beginning in FFY 1999, the transfer policy was expanded to cover patients discharged to a post-acute care setting. Initially, this policy applied to cases assigned to one of ten DRGs that had high volumes of cases discharged to post-acute care. The law gave CMS authority to expand the number of DRGs for FFY 2001 and subsequent years. CMS established criteria for determining the DRGs that should be included and extended in the policy to cover 29 DRGs in FFY 2004. This change reduced our Medicare reimbursement by approximately $0.7 million annually. In FFY 2005, CMS found that no additional DRGs met the criteria. However, CMS revised the list of DRGs to adjust for one current post-acute transfer DRG that was split into two new DRGs, resulting in 30 DRGs subject to the policy. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 DRGs to 182 DRGs, resulting in an approximately $6.0 million additional reduction in our Medicare inpatient PPS payments for FFY 2006. CMS further expanded the list to 192 DRGs during FFY 2007; however we do not anticipate any material increase in payment reductions for 2007.

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

On April 30, 2004, CMS revised criteria for classifying hospitals as IRFs increasing the number of qualifying medical conditions from 10 to 13, but reducing the total number of eligible patients based upon revised definitions of the conditions. In anticipation of the considerable difficulty many IRFs might have satisfying the revised 75% Rule, CMS established a phase-in period for compliance, as follows:

	Minimum Qualifying	Co-Morbidities
Cost Reporting Period Beginning	Patient Mix	Apply (Y/N)(1)	Patient Mix Affected

July 1, 2004-June 30, 2005	50%	Y	Medicare and Total
July 1, 2005-June 30, 2006	60%	Y	Medicare and Total
July 1, 2006-June 30, 2007	60%	Y	Medicare and Total
July 1, 2007-June 30, 2008	65%	Y	Medicare and Total
July 1, 2008 and thereafter	75%	N	Medicare and Total

(1)	Patients with certain co-morbidities (additional health conditions) may count towards the minimum patient mix established by the revised 75% Rule during the phase-in period.

Any IRF that fails to meet the requirements of the 75% Rule is subject to prospective reclassification as an acute care hospital. The effect of this reclassification would be to change Medicare prospective IRF payment rates to lower acute care payment rates. Such rates are approximately 64% lower than these IRF payment rates. We have reduced admissions in an attempt to achieve compliance with the current phase-in schedule for the revised 75% Rule.

On August 18, 2006, CMS published a final rule that updates the IRF-PPS for FFY 2007. The final rule:

•	increases the market basket payments by 3.3%;

•	incorporates downward adjustments for reimbursement (resulting in an overall decrease of approximately 2.6%) in response to coding changes;

•	continues the payment rate adjustment of 21.3% for IRFs in rural areas; and

•	increases the outlier payment threshold for cases with unusually high costs.

We currently operate 19 IRFs for which services are reimbursed under the IRF-PPS. The following table lists our historical Medicare IRF payments for the years presented (in millions):

IRF
Reimbursement

2002	$12.5
2003	18.4
2004	20.9
2005	29.5
2006	31.0

Inpatient Psychiatric.  As of December 31, 2006, we operated eleven inpatient psychiatric units. Payments to PPS-exempt psychiatric hospitals and units were based upon reasonable cost, subject to a cost-per-discharge target (the Tax Equity and Fiscal Responsibility Act of 1982 limits) for cost reporting periods beginning before January 1, 2005. These limits were updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting periods in fiscal years 2003, 2004 and 2005 was a market basket of 3.5%, 3.4% and 3.3%, respectively. Caps had been established for the cost-per-discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. For cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units were no longer subject to these caps. However, if a PPS-exempt hospital or unit was subject to the cap in the cost report for the year prior to October 1, 2002, such limitation was included in its future target amount. The cost-per-discharge for new hospitals and hospital units could not exceed 110% of the national median target rate for hospitals in the same category.

On November 15, 2004, CMS adopted a rule to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). The new prospective payment system replaced the cost-based system for reporting periods beginning on or after January 1, 2005. IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate was effective for the 18-month period January 1, 2005 through June 30, 2006. On May 1, 2006, CMS released its final IPF PPS regulation for July 1, 2006 through June 30, 2007, which states that IPF PPS rates increased an average of 4.3% effective July 1, 2006.

The following table lists our historical Medicare inpatient psychiatric payments for the years presented (in millions):

Medicare Inpatient
Psychiatric Payments

2002	$4.6
2003	4.9
2004	5.8
2005	13.1
2006	16.9

Skilled Nursing Facilities and Swing Beds.  As of December 31, 2006, we operated eight hospital-based skilled nursing facilities (“SNF“s) and 26 hospitals utilizing swing beds. The SNF PPS was implemented in 1998 and replaced a cost-based payment system. Under the SNF PPS, providers receive a per diem payment from Medicare if a SNF patient admission was immediately preceded by a hospital stay of at least three days. In response to criticism that the SNF PPS reimbursement was inadequate, Congress initiated several temporary payment adjustments. Two of these payment adjustments, which were authorized under the Balanced Budget

Refinement Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”), were to remain in effect until CMS comprehensively refined the SNF PPS. These payment add-ons, a 20% adjustment for medically complex resource utilization groups (“RUGs”) and a 6.7% adjustment for rehabilitation RUGs, terminated on December 31, 2005. Through December 31, 2005, payments were based on 44 RUGs and covered all costs, such as diagnostic tests, supplies and pharmacy expenses.

Beginning January 1, 2006, the RUG system has been modified by the addition of nine new RUGs intended to capture some of the sickest and most costly SNF patients. As a result of the addition of the new RUGs, which CMS interprets as a SNF PPS “refinement,” the two payment add-ons have been removed at the end of 2005 and replaced on January 1, 2006 with a new 8.41% add-on that is applied to the nursing component of each of the 53 RUGs, including the nine new RUGs. For FFY 2004, SNF PPS payment rates were increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the SNF PPS in July 1998. For both FFYs 2006 and 2007, SNF PPS payment rates were increased by a market basket update of 3.1%.

The following table lists our historical Medicare inpatient SNF RUG payments for the years presented (in millions):

Medicare Inpatient
SNF RUG Payments

2002	$6.3
2003	4.8
2004	4.0
2005	6.3
2006	8.7

Certain small, rural hospitals are allowed to enter into a Medicare swing-bed agreement, under which the hospital can use its beds to provide either acute or SNF care, as needed. These services furnished by rural hospitals are paid under the SNF PPS. The swing-bed provision represents a hybrid benefit and, although the services furnished are SNF services, the provider of services is a hospital.

The following table lists our historical Medicare swing-bed RUG payments for the years presented (in millions):

Medicare Inpatient
Swing-Bed RUG Payments

2002	$3.4
2003	2.4
2004	3.7
2005	4.0
2006	3.9

Critical Access Hospitals.  During 2006, we operated three CAHs. This category of hospitals was established in the BBA to support small, limited service hospitals in rural areas. Prior to the enactment of the MMA, Medicare paid CAHs on the basis of their Medicare allowable costs. The MMA increased these payments to 101% of Medicare allowable costs. Effective January 1, 2006, the MMA eliminated the authority of states to waive distance criteria for CAH status if a hospital is designated as a necessary provider. This provision includes a grandfathering provision that allows a CAH designated as a necessary provider in its state’s rural health plan before the effective date to be permitted to maintain its necessary provider designation.

The following table lists our historical Medicare critical-access hospital payments for the years presented (in millions):

Medicare Critical-Access
Hospital Payments

2002	$2.3
2003	4.0
2004	5.4
2005	5.3
2006	9.3

Graduate Medical Education.  Hospitals and hospital-based providers receive payment for training and instructing residents in approved direct graduate medical education (“GME”) residency teaching programs. The direct GME payment is for costs, including the direct costs of salaries and fringe benefits of interns and residents and teachers’ salaries, associated with an approved residency teaching program in medicine, osteopathy, dentistry and podiatry. We have historically received little or no GME payments until 2005, when we received $0.4 million. We received $1.0 million in GME payments during 2006.

Indirect Medical Education.  Prospective payment hospitals that have residents in an approved graduate medical education program receive an additional payment for a Medicare discharge to reflect the higher patient care costs of teaching hospitals relative to non-teaching hospitals. This Indirect Medical Education (“IME”) adjustment factor is calculated using a hospital’s ratio of residents to beds and a formula multiplier. The formula is traditionally described in terms of a certain percentage increase in payment for every 10% increase in the resident-to-bed ratio. We have historically received little or no Medicare IME payments until 2005, when we received $0.8 million. In 2006, we received $0.7 million in IME payments.

Outpatient Payments.  BBRA established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications (“APCs”), with associated specific relative weights, which are multiplied by an APC conversion factor. The APC conversion factors are $56.983, $59.511 and $61.468 for 2005, 2006 and 2007, respectively. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.

BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997 (“BBA”). Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Fifteen of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004 until December 31, 2005. DRA extended these payments for three years but at a reduced amount. Payments for 2006 were 95% and for 2007 and 2008 will be 90% and 85%, respectively, of the hold harmless amount.

The following table lists our historical Medicare outpatient payments for the years presented (in millions):

	Medicare	Medicare Hold Harmless Payments
	Outpatient Payments	(Included in Medicare Outpatient Payments)

2002	$45.5	$0.5
2003	56.7	0.6
2004	71.2	0.1
2005	142.1	—
2006	178.5	—

Home Health Payments.  As of December 31, 2006, we operated twelve home health agencies. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, BIPA increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, were effectively decreased by 4.9%. The market basket rate increase for calendar year 2005 was 3.1%, which was reduced 0.8% as mandated by MMA, and resulted in a net increase of the 60-day episode of care rate of 2.3%. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004. DRA froze 2006 Medicare payments but reinstated the 5% rural payment add-on for 2006 only. The home health market basket rate increase for FFY 2007 is 3.3%. Beginning in 2007, home health agencies that do not submit quality data would receive a 2% decrease in the market basket update.

The following table lists our historical Medicare home health payments for the years presented (in millions):

Medicare Home
Health Payments

2002	$0.2
2003	1.9
2004	1.2
2005	8.2
2006	12.7

Sole Community Hospitals and Medicare Dependent Hospitals.  A sole community hospital (“SCH”) is generally the only hospital within a 35-mile radius. Medicare has special payment provisions for SCHs, including higher outpatient reimbursement. As of December 31, 2006, 17 of our hospitals qualify as SCHs under Medicare regulations. Special payment provisions related to SCHs may include a higher inpatient reimbursement rate, which is based on a selected base year’s hospital-specific costs trended forward. Eight of our 17 SCH hospitals receive the higher hospital-specific rate. In addition, the TRICARE program that provides medical insurance benefits to government employees has special payment provisions for SCHs.

As of December 31, 2006, we operated four Medicare Dependent Hospitals (“MDHs”), one of which lost its MDH classification effective January 1, 2007 because of its lower mix of Medicare patients. We estimate that this will reduce our Medicare reimbursement by approximately $0.3 million in 2007. Historically, MDHs were paid based on the federal rate or, if higher, the federal rate plus 50% of the difference between the federal rate and the updated hospital-specific rate. This provision was scheduled to expire for discharges beginning October 1, 2006. DRA extended MDH status for qualifying hospitals through discharges occurring before October 1, 2011. Additionally, effective October 1, 2006, the hospital-specific portion of the payment was increased from 50% to 75% and the 12% cap on Medicare DSH payments to MDHs was eliminated. We estimate that these changes will positively affect our three MDHs by approximately $1.0 million in 2007.

Rural Health Clinics.  As of December 31, 2006, we operated seven rural health clinics. A rural health clinic is an outpatient facility that is primarily engaged in furnishing physicians’ and other medical and health services and that meets other requirements designated to ensure the health and safety of individuals served by the clinic. The clinic must be located in a medically under-served area that is not urbanized as defined by the U.S. Bureau of Census. Payment to rural health clinics for covered services is made by means of an all-inclusive rate for each visit. Prior to 2005, we received approximately $0.3 million in Medicare rural health clinic payments annually. We received approximately $1.7 million and $3.6 million in Medicare rural health clinic payments in 2005 and 2006, respectively.

Hospice Payments.  Medicare beneficiaries who are terminally ill are eligible to receive hospice benefits in lieu of most other Medicare benefits. Hospices are paid a specific amount for each day a beneficiary is in their care. The daily reimbursement amount is different depending on the type of care being provided to the beneficiary on a particular day. The total amount a hospice can receive for each beneficiary is capped at an annual level. We received approximately $1.2 million and $2.3 million in Medicare hospice payments for one of our hospitals in 2005 and 2006, respectively.

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

The following table lists our historical Medicare bad debt payments for the years presented (in millions):

Medicare Bad
Debt Payments

2002	$4.1
2003	5.2
2004	6.9
2005	13.4
2006	16.9

Medicaid

Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. Amounts received under the Medicaid program are generally significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. The federal government and many states have or may significantly reduce Medicaid funding. This could adversely affect future levels of Medicaid payments received by our hospitals. DRA gives states greater control over their Medicaid programs and allows states to impose new co-payments and deductibles on Medicaid recipients.

The following table summarizes our Medicaid revenues from continuing operations, general reimbursement methodologies and cost reporting requirements by state:

	Revenues
State	2002	2003	2004	2005	2006	Reimbursement Methodologies	Requirements
	(In millions)

Alabama	$1.7	$5.8	$6.6	$15.8	$22.4	IP: Cost-related rates, not retrospective	Informational only
						OP: Fee schedule
Arizona	—	—	—	5.9	13.5	IP: Per diem rates, not retrospective	None
						OP: Fee schedule
California	—	—	—	0.9	1.4	IP: Cost-based	Inpatient cost settled
						OP: Fee schedule
Colorado	—	—	—	1.9	2.5	IP: DRG-based	Outpatient cost settled
						OP: 72% of allowable cost and fee schedule
Florida	3.4	3.0	4.5	5.2	6.5	IP: Per diem	Rate setting, cost settled
						OP: Per visit/per line item
Indiana	—	—	—	1.5	1.5	IP: DRG-based	Informational only
						OP: Fee schedule
Kansas	1.6	2.1	1.8	3.3	3.1	IP: DRG-based	Informational only
						OP: Fee schedule
Kentucky	36.0	32.4	40.5	43.2	51.2	IP: DRG-based	Outpatient cost settled
						OP: Cost-based, flat rate, fee schedule
Louisiana	3.7	3.6	4.3	16.9	21.7	IP: Per diem	Outpatient cost settled
						OP: Primarily 87% of allowable cost and fee schedule
Mississippi	—	—	—	8.0	11.7	IP: Per diem	Rate setting
						OP: Prospective rate
Nevada	—	—	—	1.3	2.6	IP: Per diem rates, not retrospective	None
						OP: Fee schedule
New Mexico	—	—	—	4.8	16.1	IP: DRG-based with cost-based capital	IP capital and OP cost settled
						OP: Cost-based and fee schedule
South Carolina	—	—	—	0.9	4.1	IP: Cost-based	IP capital and OP cost settled
						OP: Cost-based
Tennessee	20.6	22.4	24.2	23.6	20.1	IP: DRG-based	None
						OP: Fee schedule
Texas	—	—	—	8.9	12.2	IP: DRG-based	OP cost settled
						OP: Cost-based and fee schedule
Utah	7.9	8.4	8.7	8.1	7.9	IP: Negotiated percentage of charges	None
						OP: Primarily 93% of charges and fee schedule
Virginia	—	—	—	7.3	25.9	IP: DRG-based with cost-based capital	IP capital and OP cost settled
						OP: Cost-based
West Virginia	0.6	9.3	9.4	7.1	12.0	IP: DRG-based	Informational only
						OP: Fee schedule
Wyoming	4.8	5.2	5.5	6.8	7.7	IP: Prospective, based on per discharge	None
						OP: Fee schedule

	$80.3	$92.2	$105.5	$171.4	$244.1

IP — Inpatient
OP — Outpatient

The following table lists our historical Medicaid disproportionate share and similar state-funded payments, which payments are included in the Medicaid revenues listed in the above table (in millions):

	Medicaid Disproportionate Share Payments
State	2002	2003	2004	2005	2006

Alabama	$0.3	$0.6	$1.7	$3.7	$1.7
Florida	—	—	—	—	1.2
Kansas	—	—	—	0.9	0.4
Kentucky	5.9	3.4	4.9	4.9	6.4
Louisiana	0.1	0.1	—	0.4	—
Mississippi	—	—	—	1.3	0.9
Nevada	—	—	—	—	0.5
New Mexico	—	—	—	0.2	0.1
South Carolina	—	—	—	—	1.9
Tennessee	0.2	0.9	1.6	1.2	2.2
Texas	—	—	—	1.9	2.5
West Virginia	—	0.7	0.8	0.8	0.9
Wyoming	—	0.1	—	—	0.4

	$6.5	$5.8	$9.0	$15.3	$19.1

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

Self-Pay

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity/indigent care. A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. Over the past few years, we have seen an increase in the number of self-pay patients at our hospitals, which are the least collectible of all accounts.

We provide care to certain patients that qualify under the local charity/indigent care policy at each of our hospitals. We discount a charity/indigent care patient’s charges against our revenues and do not report such discounts in our provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

The following table lists our historical self-pay revenues and charity/indigent care write-offs for the years presented (in millions):

	Self-Pay	Charity/Indigent Care	Combined
	Revenues	Write-Offs	Total

2002	$57.6	$3.5	$61.1
2003	75.7	5.1	80.8
2004	92.3	7.7	100.0
2005	226.9	24.0	250.9
2006	309.6	42.4	352.0

Indigent Care Programs

Memorial Medical Center of Las Cruces (“MMC”), which is located in Las Cruces, New Mexico, participates in two indigent care programs:

•	Expanded Care Program, which is funded by both the City of Las Cruces and Dona Ana County; and

•	Sole Community Provider Program, which is funded by both Dona Ana County and the federal government.

The Expanded Care Program funds MMC approximately $6.0 million per year until the expiration date of June 1, 2007. MMC must provide a certain level of charity care to receive these funds. MMC currently receives approximately $23.5 million annually under the Sole Community Provider Program. The Sole Community Provider Program is not tied to specific claims, as the funding levels are determined in October of each year by both Dona Ana County and the federal government.

Competition

Hospitals, Specialized Care Providers and Physicians

We compete with other hospitals and healthcare service providers for patients. The competition among hospitals and other healthcare service providers for patients has intensified in recent years. In all but four of the communities in which our hospitals are located, our hospitals face no direct hospital competition because there are no other hospitals in these communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that may provide more comprehensive services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, physician referrals or being sent by managed care plans. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require specialized services from these other hospitals may subsequently shift their preferences to those hospitals for services we provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. Not only do these hospitals receive local tax funds, endowments and charitable contributions, but they also are generally not required to pay sales, property and income taxes as we are.

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

State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the 19 states where we operate hospitals, nine have certificate of need laws (Alabama, Florida, Kentucky, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia). The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states and these laws operate as a barrier to entry for new competitors while potentially restricting our ability to further expand in these markets. In the other states in which we operate that do not have certificate of need laws, this barrier to entry does not exist and we have experienced increased competition in these states.

The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the patient’s needs, the quality of other physicians on the medical staff, the location of the hospital, the breadth and scope of services offered at the hospital’s facilities, and other personal and professional considerations relative to management of the hospitals.

Hospital Acquisitions

A key element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. The competition to acquire these type of hospitals is significant. Our principal competitors for acquisitions have included Health Management Associates, Inc., Community Health Systems, Inc., Triad Hospitals, Inc. and newly capitalized start-up companies. We intend to acquire hospitals that are similar to those we currently operate by adhering to our selective acquisition strategy. In appropriate circumstances, we also intend to acquire other types of healthcare service providers, such as ambulatory surgery centers and diagnostic imaging centers, located in our markets, which we believe will complement services provided at the hospital.

Employees and Medical Staff

At December 31, 2006, we had approximately 20,000 employees, including approximately 5,200 part-time employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals are the majority of our employees. Approximately 200 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the medical staff must be approved by the hospital’s medical staff and the local board of trustees of the hospital in accordance with established credentialing criteria. We had approximately 2,000 admitting physicians on staff at our hospitals at December 31, 2006. In addition, we had approximately 200 employed physicians.

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

Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, as of December 31, 2006, all of our hospitals, except for Bluegrass Community Hospital, were accredited by The Joint Commission. The Joint Commission accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid.

Utilization Review.  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services (“DHHS”) that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own shares of our common stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We seek to structure each of our arrangements with physicians to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

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

Emergency Medical Treatment and Active Labor Act.  All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital.

During 2003, CMS published a final rule clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

CMS’s rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our hospitals will comply with any new requirements.

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

Healthcare Reform.  The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes went into effect January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes MedPAC to study the effects of home health and rural hospital reimbursement in current and anticipated reimbursement methodologies.

In recent years, Medicaid enrollment has grown as more people became eligible for the program. At the same time, healthcare costs have been rising, forcing states to address Medicaid cost-containment. Healthcare costs, demographics, erosion of employer-sponsored health coverage and potential changes in federal Medicaid policies continue to put pressure on state Medicaid programs. Policymakers in many states are evaluating the Medicaid programs in their states and considering reforms. Also, the number of persons without health insurance has risen. We anticipate that the federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the healthcare delivery system to provide coverage for more or all persons.

Conversion Legislation.  Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

Certificates of Need.  The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in nine states that have adopted certificate of need laws — Alabama, Florida, Kentucky, Mississippi, Nevada, South Carolina, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

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

HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. DHHS published on January 23, 2004 the final rule establishing the standard for the unique health identifier for healthcare providers. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers.

HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology. We have performed comprehensive security risk assessments and are currently in the remediation process for the systems/devices that have been identified as having the highest levels of vulnerability. This will be an ongoing process as we update, upgrade, or purchase new systems/technology.

DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order for them to perform functions on our facilities’ behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties. Compliance with these standards requires significant commitment and action by us.

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

The Alquist Act requires that within three years after the Building Standards Commission had adopted evaluation criteria and retrofit standards:

•	hospitals in California must conduct seismic evaluation and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

•	hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

•	hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

We are required to conduct engineering studies at our California facility (Colorado River Medical Center), which was acquired in the Province business combination, to determine whether and to what extent modifications to this facility will be required. To date, we have conducted engineering studies and implemented compliance plans for our California facility that satisfy all current requirements. We may be required to make significant capital expenditures in the future to comply with the seismic standards, which could impact our earnings.

State Hospital Rate-Setting Activity.  We currently operate three hospitals in West Virginia, one of which is held for sale. The West Virginia Health Care Authority requires that requests for increases in hospital charges be submitted annually. Requests for rate increases are reviewed by the West Virginia Health Care Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected. As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited and the operating margins for our hospitals located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws in the future.

Medical Malpractice Tort Law Reform.  Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. In 2006, most states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.

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

This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee, certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our hospitals, our compliance hotline or directly to our corporate compliance office.

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self-insured retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. Our SIR for professional and general liability risks is $20.0 million per claim in all states except Florida. Our SIR in Florida is currently $10.0 million per claim because of the high volatility of risk in this state. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

Our workers’ compensation program has a $1.0 million deductible for each loss in all states except for West Virginia and Wyoming. Workers’ compensation in West Virginia and Wyoming operates under a program mandated and administrated by each state. Recent changes in the workers’ compensation laws in West Virginia will allow self-insurance and commercial programs to be offered beginning January 1, 2007.

We also maintain directors’ and officers’, property and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. The limits provided by the directors’ and officers’ policy are based on numerous factors, including the commercial insurance market. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have four locations that are considered a high exposure to named-storm risk and carry a deductible of 3% of their respective property values.

In March 2006, we were approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. (“POLI”). This captive insurance company, which operates as our wholly-owned subsidiary, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians at our hospitals in West Virginia. We anticipate that POLI will be used for other insurance programs in the future, including providing malpractice coverage to employed and voluntary attending physicians at our other hospitals.

Item 1A.	Factors That May Affect Future Results

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	investment in and integration of our acquisitions;

•	liabilities associated with and other effects resulting from our recent acquisitions;

•	future financial performance and condition;

•	future liquidity and capital resources;

•	future cash flows;

•	existing and future debt and equity structure;

•	our strategic goals;

•	our business strategy and operating philosophy;

•	demographic trends;

•	competition with other hospital companies and healthcare service providers;

•	our compliance with federal, state and local regulations;

•	our stock compensation arrangements;

•	executive compensation;

•	our hedging arrangements;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	future acquisitions, dispositions and joint ventures;

•	development of de novo facilities;

•	tax-related liabilities;

•	industry trends;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	risk management and insurance;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	our contractual obligations;

•	the completion of projects under construction;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards; and

•	physician recruiting and retention.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue”

or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk). Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.

Risk Factors

     We have substantial indebtedness and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

We have substantial indebtedness. As of December 31, 2006, our consolidated debt was approximately $1,670.3 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. Our credit facility contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $400.0 million under the term loan component, $200.0 million of which is available as of December 31, 2006, and up to $100.0 million under the revolving loan component, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our hospital assets and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under our credit facility, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants and our credit ratings may be adversely impacted.

•	We may be vulnerable in the event of downturns and adverse changes in our hospitals’ businesses, in our industry, or in the economy generally, such as the implementation by the government of further limitations on reimbursement under Medicare and Medicaid, because of our need for increased cash flow.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.

•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.

•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

     We may continue to see the growth of uninsured and “patient due” accounts; deterioration in the collectibility of these accounts could adversely affect our results of operations and cash flows.

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectibility of these accounts could adversely affect our collections of accounts receivable, cash flows and results of operations.

We are exposed to interest rate changes.

We are exposed to market risk related to changes in interest rates. As of December 31, 2006, we had outstanding debt of $1,670.3 million, 85.7% or $1,431.9 million of which was subject to variable rates of interest. We entered into an interest rate swap agreement effective November 30, 2006 with a maturity date of May 30, 2011, to manage our exposure to these fluctuations. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 85.7% to 31.8% as of December 31, 2006. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $900.0 million at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our credit risk related to this agreement is considered low because the swap agreement is with a creditworthy financial institution. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

     If our access to HCA-Information Technology and Services, Inc.’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc., or HCA-IT, for information systems. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information services. We do not control HCA-IT’s systems, and if these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

HCA has recently been taken private in a leveraged buyout. We do not know of HCA’s future plans for the information systems and its support of such systems. We also do not know if HCA-IT is committed to extend our contract beyond 2009. System conversions are costly, time consuming and disruptive for physicians and employees. Should we decide to convert away from systems provided by HCA-IT, such implementation could be costly and materially affect our results of operations.

In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as HIPAA regulations, may require changes to our information systems in the future. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis.

A key element of our long-term business strategy is growth through the acquisition of additional acute care hospitals. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by the hospitals we acquire. If we experience difficulties with the integration of the information systems of acquired hospitals, we could suffer, among other things, operational disruptions and increases in administrative expenses.

     If our fair value declines, a material non-cash charge to earnings from impairment of our goodwill could result.

We recorded a significant portion of the Province purchase price as goodwill. We have also recorded as goodwill a portion of the purchase price for many of our hospital acquisitions. At December 31, 2006, we had approximately $1,581.3 million of goodwill on our consolidated balance sheet. We expect to recover the carrying value of this goodwill through our future cash flows. We evaluate annually, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

     We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring not-for-profit entities.

One element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. We face significant competition to acquire other attractive non-urban hospitals, and we may not find suitable acquisitions on favorable terms. Our principal competitors for acquisitions have included Health Management Associates, Inc., Community Health Systems, Inc., Triad Hospitals, Inc. and newly capitalized start-up companies. We may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or may be required to borrow at higher rates and on less favorable terms. We may incur or assume additional indebtedness as a result of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

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

We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. We will rely heavily on HCA for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA to convert our newly acquired hospitals’ information systems, including those used by the Province hospitals, in a timely manner.

In addition, we also may acquire businesses, including the Province hospitals, with unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities and unacceptable business practices. Although we have historically obtained, and we intend to continue to obtain, contractual indemnification from sellers covering these matters, we did not obtain indemnification in the Province business combination and any indemnification obtained from other sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses.

     If we do not effectively recruit and retain qualified physicians, nurses, medical technicians and other healthcare professionals, our ability to deliver healthcare services efficiently will be adversely affected.

Physicians generally direct our hospital admissions and services. Our success, in part, depends on the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. The primary method we employ to add or expand medical services is the recruitment of new physicians into our communities.

The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting and retaining physicians to practice in our communities. Generally, the top ten attending physicians within each of our facilities represent approximately 69% and 67% of our inpatient revenues and admissions, respectively. The loss of one or more of these physicians could cause a material reduction in our revenues, which could take significant time to replace given the challenges we face in recruiting and retaining physicians. We may not be able to recruit all of the physicians we have targeted. In addition, we may incur increased malpractice expense if the quality of such physicians does not meet our expectations.

There is generally a shortage of nurses and certain medical technicians in the healthcare field. Our hospitals may be forced to hire contract personnel, which tend to be more expensive than full-time employed staff if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect our ability to deliver healthcare services efficiently.

     Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of purchasers of healthcare services and healthcare cost containment initiatives may limit our revenues and profitability.

In 2006, we derived 44.8% of our revenues from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to reduce Medicaid enrollees.

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

Our revenues are particularly sensitive to regulatory and economic changes in Kentucky, Virginia, Louisiana, New Mexico, Tennessee, Alabama, West Virginia and Texas. The following table (which includes the revenues of the Province hospitals since April 15, 2005, the date of the Province business combination) contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount		% of Total Revenues
	2005	2006	2005	2006

Kentucky	$387.0	$404.0	21.0%	16.6%
Virginia	189.5	341.9	10.3	14.0
Louisiana	171.1	211.3	9.3	8.7
New Mexico	136.7	210.9	7.4	8.6
Tennessee	191.7	199.6	10.4	8.2
Alabama	162.5	186.5	8.8	7.6
West Virginia	78.3	151.7	4.3	6.2
Texas	95.8	136.3	5.2	5.6

	$1,412.6	$1,842.2	76.7%	75.5%

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

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years, and we compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which would otherwise be provided in our hospitals. Although the hospitals which compete with us may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these hospitals. Furthermore, some of the hospitals which compete with us may use equipment and services more specialized than those available at our hospitals. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these ten quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.

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

Physicians generally direct the majority of hospital admissions and services. In addition, competition among hospitals and service providers including outpatient facilities and services performed in physician offices for patients has intensified in recent years. We compete with other hospitals including larger tertiary care centers located in metropolitan areas. We believe that the direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.

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

There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will give rise to liability.

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

Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these potential claims in amounts above our self-insured retention level that we believe to be appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. Also, one or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.

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

In the ten states in which we operate that do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services, competing healthcare providers face low barriers to entry and expansion. If competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. Compliance with these regulations, and any changes in our internal control over financial reporting in response to our internal evaluations may be expensive and time-consuming and may negatively impact our results of operations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

     Our revenues and volume trends may be adversely affected by certain factors over which we have no control relevant to the markets in which we have hospitals, including weather conditions.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes, the intensity and timing of yearly flu outbreaks and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the United States. Any of these factors could have a material adverse effect on our revenues and volume trends, and none of these factors will be within the control of our management.

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

     Our stock price has been and may continue to be volatile; any significant decline may result in litigation.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. This may result in stockholder lawsuits, which could divert management’s time away from operations and could result in higher legal fees and proxy costs.

Our stock price may fluctuate in response to a number of events and factors, including:

•	issues associated with integration of the hospitals that we acquire;

•	actual or anticipated quarterly variations in operating results, particularly if they differ from investors’ expectations;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in government regulations as they relate to reimbursement and operational policies and procedures;

•	the operating and stock price performance of other companies that investors may deem comparable;

•	changes in overall economic factors in our markets; and

•	news reports relating to trends or events in our markets.

Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

As a result of the above factors, we could be subjected to potential activist stockholder lawsuits. Such lawsuits are time consuming and expensive. Among other things, such lawsuits divert management’s time and attention from operations and can also cause distractions among employee-stockholders, who are more long-term focused. Such lawsuits also force us to incur substantial legal fees and proxy costs in defending our position.

Item 1B.	Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2.	Properties.

Information with respect to our hospitals and our other properties can be found in Part I, Item 1. Business, “Properties.”

Item 3.	Legal Proceedings.

General.  We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. We are currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Americans with Disabilities Act Claims.  The Americans with Disabilities Act, or the ADA, generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of Historic LifePoint’s hospitals alleging non-compliance with the accessibility guidelines of the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by- facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2006, the plaintiffs have conducted inspections at 27 of our hospitals. To date, the District Court approved the settlement agreements between the parties relating to 13 of our facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

While the former Province facilities, Danville Regional Medical Center and Wythe County Community Hospital are not parties to this lawsuit, if these facilities become subject to the class action lawsuit, we may be required to expand significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. The plaintiff in this lawsuit has represented to the court that it will amend the lawsuit to add our acquired facilities and dismiss the divested facilities. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages from us to individuals.

Item 4.	Submission of Matters to a Vote of Security Holders.

We had no matters submitted to a vote of the stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low

2005
First Quarter	$45.53	$33.24
Second Quarter	51.10	41.67
Third Quarter	51.51	40.78
Fourth Quarter	44.47	36.29
2006
First Quarter	$37.01	$28.27
Second Quarter	36.40	29.21
Third Quarter	37.20	30.89
Fourth Quarter	36.94	32.60
2007
First Quarter (through February 2, 2007)	$34.93	$32.74

Periods prior to April 15, 2005 reflect the high and low bid prices of Historic LifePoint common stock, as quoted on the NASDAQ National Market. On February 2, 2007, the last reported sales price for our common stock on the NASDAQ Global Select Market was $34.88 per share.

Stockholders

As of January 31, 2007, there were 57,365,822 shares of our common stock held by 5,421 holders of record.

Dividends

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2006, with respect to shares of common stock that may be issued under our existing equity compensation plans, including the LifePoint

Hospitals, Inc. 1998 Long-Term Incentive Plan (the “Incentive Plan”), the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (the “Outside Directors Plan”), the LifePoint Hospitals, Inc. Management Stock Purchase Plan (the “Management Stock Purchase Plan”) and the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”):

Number of Securities
	Number of Securities				Available for Future
	to be Issued Upon		Weighted-Average		Issuance Under Equity
	Exercise of Outstanding		Exercise Price of		Compensation Plans
	Options, Warrants and		Outstanding Options,		(Excluding Securities
Plan Category	Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,162,648	(1)	$30.19	(2)	3,693,128	(3)
Equity Compensation Plans not Approved by Security Holders	None		None		None

Total	4,162,648		$30.19		3,693,128

(1)	Includes the following:

•	4,007,163 shares of common stock to be issued upon exercise of outstanding stock options granted under the Incentive Plan;

•	114,361 shares of common stock to be issued upon exercise of outstanding stock options granted under the Outside Directors Plan;

•	16,624 shares of common stock to be issued upon the vesting of deferred stock units outstanding under the Outside Directors Plan; and

•	24,500 shares of common stock to be issued upon the vesting of restricted stock units outstanding under the Outside Directors Plan.

(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:

•	3,432,376 shares of common stock available for issuance under the Incentive Plan;

•	76,123 shares of common stock available for issuance under the Management Stock Purchase Plan;

•	148,499 shares of common stock available for issuance under the Outside Directors Plan; and

•	36,130 shares of common stock available for issuance under the Employee Stock Purchase Plan.

Item 6.	Selected Financial Data.

The table below contains selected financial data of our company for, or as of the end of, each of the five years ended December 31, 2006. The selected financial data is derived from our audited consolidated financial statements. In April 2005, we completed the Province business combination. The results of operations of Province are included in our results of operations beginning April 16, 2005. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Please refer to Part I, Item 1. Business, “Acquisitions” and “Dispositions,” for additional information which affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs as discussed in our audited consolidated financial statements during the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In millions, except per share amounts)

Statement of Operations Data:
Revenues	$702.3	$861.7	$928.8	$1,841.5	$2,439.7
Income from continuing operations	42.2	69.4	85.9	79.0	142.2

Income from continuing operations per share:
Basic	$1.13	$1.86	$2.32	$1.57	$2.56
Diluted	$1.09	$1.78	$2.18	$1.55	$2.53

Weighted average shares outstanding:
Basic	37.5	37.2	37.0	50.1	55.6
Diluted	38.6	43.3	42.8	53.2	56.3

Cash dividends declared per share	—	—	—	—	—

Balance Sheet Data (as of end of year):
Working capital, excluding assets held for sale	$66.8	$101.5	$115.4	$181.2	$195.9
Property and equipment, net	335.3	437.9	495.5	1,296.3	1,373.6
Total assets (including assets held for sale)	733.5	799.0	890.4	3,224.6	3,638.4
Long-term debt, including amounts due within one year	250.0	270.0	221.0	1,516.3	1,670.3
Stockholders’ equity	357.6	394.3	509.5	1,287.8	1,450.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Overview

During 2006, we have focused on managing our hospitals in an environment of lower admissions, integrating our 2005 and 2006 hospital acquisitions, recruiting and retaining physicians and appropriately investing capital in our hospitals. The following table reflects our summarized operating results for the years presented (in millions, except per share amounts):

	2004	2005	2006

Revenues	$982.8	$1,841.5	$2,439.7

Income from continuing operations	$85.9	$79.0	$142.2

Diluted earnings per share from continuing operations	$2.18	$1.55	$2.53

Change in the Company’s Chief Executive Officer and Chairman

Effective June 26, 2006, Executive Vice President William F. Carpenter III, was named our President and Chief Executive Officer. Mr. Carpenter replaced Kenneth C. Donahey, who retired after serving five years as our Chairman, President and Chief Executive Officer. In addition, on June 25, 2006, Mr. Donahey resigned from our board of directors and Mr. Carpenter was elected by our board of directors to fill the vacancy resulting from Mr. Donahey’s resignation. Furthermore, our lead Director, Owen G. Shell, Jr., was elected as our Chairman of the Board as of June 26, 2006.

Effective June 25, 2006, we entered into a Separation Agreement with Mr. Donahey that terminated the Employment Agreement between us and Mr. Donahey. Mr. Donahey has and will receive $3.5 million in two equal installments, on December 27, 2006 and June 27, 2007, together with a payment to cover any liability for federal excise tax he may incur as a result of the receipt of such payments. The confidentiality provisions of the Employment Agreement remain in effect for 36 months. In accordance with the terms of his pre-existing option agreements, Mr. Donahey may exercise his stock options that were vested at the time of his retirement over a period of three years after his retirement date. He received insurance benefits comparable to those available to our executives for a period of two years. We also agreed to a mutual release of claims, except for any indemnity claims to which Mr. Donahey may be entitled and for breaches of the Separation Agreement. For a period of one year, Mr. Donahey agreed not to compete with us in non-urban hospitals, diagnostic imaging or surgery centers, and the physician recruitment business, subject to certain limitations, and he agreed not to induce or encourage the departure of our employees.

As a result of Mr. Donahey’s retirement, we incurred an additional net pre-tax compensation expense of approximately $2.0 million ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for 2006. This compensation expense consists of the $3.5 million of installment payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the forfeiture of his unvested stock options and nonvested stock.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123. We did not record any stock-based employee compensation expense for options granted under our stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with SFAS No. 123 and SFAS No. 148, prior to January 1, 2006, we disclosed our pro forma net income or loss and pro forma net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.

The table below summarizes the compensation expense for stock options that we recorded for continuing operations in accordance with SFAS No. 123(R) for 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$5.7
Income tax benefit	(2.1)

Reduction of income from continuing operations	$3.6

Reduction of income per share from continuing operations:
Basic	$0.06

Diluted	$0.06

The following table summarizes our total stock-based compensation expense as well as the related total recognized tax benefits for the last three years (in millions):

	2004	2005(a)	2006

Nonvested stock	$1.8	$6.5	$7.5
Stock options	—	—	5.7

Total stock-based compensation expense	$1.8	$6.5	$13.2

Tax benefits on stock-based compensation expense	$0.6	$2.4	$5.2

(a)	This excludes the $4.0 million ($2.5 million, net of income taxes) of compensation expense we recognized that was the result of the accelerated vesting of nonvested stock due to the Province business combination.

As of December 31, 2006, there was $30.6 million of total unrecognized compensation cost related to all of our stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.3 years.

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. We have historically recognized our pro-forma stock option expense using an estimated forfeiture rate. However, we also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for our nonvested stock. Under SFAS No. 123(R), we were required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust our compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in our consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for 2006.

Physician Minimum Revenue Guarantees

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”), which served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example in FSP FIN 45-3 is similar to certain of our physician recruiting commitments, we believe it falls under the accounting guidance of FSP FIN 45-3.

FSP FIN 45-3 was effective for new physician minimum revenue guarantees issued or modified on or after January 1, 2006. We adopted FSP FIN 45-3 effective January 1, 2006. For physician minimum revenue guarantees issued before January 1, 2006, we expensed the advances as they were paid to the physicians, which were typically over a period of one year. Under FSP FIN 45-3, we record a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortize the contract-based intangible asset to physician recruiting expense over the period of the physician contract, which is typically five years. As of December 31, 2006, our liability balance for contract-based physician minimum revenue guarantees was $11.0 million, which is included in other current liabilities on our consolidated balance sheet.

The following table summarizes the impact of adopting FSP FIN 45-3 during 2006 (in millions, except per share amounts):

Increase of income from continuing operations before income taxes (included in other operating expenses)	$8.7
Provision for income taxes	(3.4)

Increase of income from continuing operations	$5.3

Increase of income per share from continuing operations:
Basic	$0.10

Diluted	$0.09

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. The Province business combination in April 2005 provided a unique opportunity for us to acquire 21 hospitals in non-urban communities, while diversifying our economic and geographic base. Additionally, our July 1, 2006 acquisition of two of the hospitals from HCA and our other 2005 hospital acquisitions fit into our plan of pursuing a strategy of acquiring hospitals that are the sole or a significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we quickly work to integrate the hospital into our operating practices. Please refer to the “Acquisitions” section in Part I, Item 1. Business for a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included elsewhere in this report for further discussion of acquisitions that we made in 2004, 2005 and 2006.

In connection with the finalization of the purchase price allocations of both Danville Regional Medical Center (“DRMC”) and Province, we recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million net of income taxes), or $0.14 per diluted share during 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Havasu Joint Venture

Effective September 1, 2006, we formed a joint venture with certain physicians in the Lake Havasu City area. We contributed cash and substantially all of the assets used in the operations of Havasu Regional Medical Center, excluding real estate and home health assets, and the physicians contributed substantially all the assets of Havasu Surgery Center, an outpatient surgical center. We retain an approximately 96% equity interest in the joint venture.

Business Combination with Province Healthcare Company

On April 15, 2005, we completed the business combination with Province Healthcare Company. As a result of the business combination, each of Historic LifePoint and Province is now a wholly owned subsidiary of LifePoint Hospitals, Inc., a new public company formed in connection with the business combination. We believe that the Province business combination has provided and will continue to provide efficiencies for our operations and enhance our ability to compete effectively. As a result of the Province business combination and subsequent acquisitions, we are more geographically and financially diversified in our asset base, increasing our operations from nine states to 19 states. Please refer to Note 2 of our consolidated financial statements included elsewhere in this report for more information regarding the Province business combination. Our results of operations include the operations of the former hospitals of Province beginning April 16, 2005.

Discontinued Operations

From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. In connection with the acquisition of four facilities from HCA, effective July 1, 2006, we entered into a plan to divest two hospitals, St. Joseph’s Hospital located in Parkersburg, West Virginia, and Saint Francis Hospital located in Charleston, West Virginia. We sold Saint Francis Hospital effective January 1, 2007, and anticipate selling St. Joseph’s Hospital by mid-2007. During the second quarter of 2005, subsequent to the Province business combination, we committed to a plan to divest three hospitals acquired from Province. These three hospitals were: Medical Center of Southern Indiana located in Charlestown, Indiana; Ashland Regional Medical Center located in Ashland, Pennsylvania; and Palo Verde Hospital located in Blythe, California. We divested Palo Verde Hospital on January 1, 2006 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. We completed the sale of both Medical Center of Southern Indiana and Ashland Regional Medical Center to Saint Catherine Healthcare effective May 1, 2006. On March 31, 2006, we sold Smith County Memorial Hospital to Sumner Regional Health System. On March 31, 2005, we sold Bartow Memorial Hospital to Health Management Associates, Inc. Please refer to Note 3 of our consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the years presented (in millions, except per share amounts):

	2004	2005	2006

Revenues	$46.8	$61.7	$108.4

Income (loss) from discontinued operations	$(0.2)	$0.4	$(0.9)
Impairment of assets	—	(5.8)	—
Gain (loss) on sale of hospitals	—	(0.7)	4.2

Income (loss) from discontinued operations	$(0.2)	$(6.1)	$3.3

Diluted earnings (loss) per share from discontinued operations	$(0.1)	$(0.12)	$0.06

Key Challenges

We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

Our provision for doubtful accounts on a consolidated basis was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2004	2005	2006

First Quarter	$22.7	$25.2	$68.6
Second Quarter	21.2	45.3	60.2
Third Quarter	26.2	63.0	73.9
Fourth Quarter	24.4	63.8	71.2

	$94.5	$197.3	$273.9

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

The following table reflects our consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and Indigent Care Write-Offs
	2004	2005	2006

First Quarter	$1.9	$1.8	$6.0
Second Quarter	2.4	6.3	12.2
Third Quarter	1.7	8.4	11.6
Fourth Quarter	1.8	9.5	16.6

	$7.8	$26.0	$46.4

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2004	2005	2006

First Quarter	$23.1	$26.9	$73.8
Second Quarter	23.3	56.9	73.3
Third Quarter	28.8	74.1	88.3
Fourth Quarter	25.7	71.6	75.1

	$100.9	$229.5	$310.5

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in
	Accounts Receivable
	2004	2005	2006

March 31	40.1	37.2	39.6
June 30	38.8	41.0	40.7
September 30	40.6	42.0	45.1
December 31	38.7	40.5	43.1

The following table shows our adjusted consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated. Revenues are adjusted by subtracting the provision for doubtful accounts during the periods indicated.

	Adjusted
	Revenue Days Outstanding in
	Accounts Receivable
	2004	2005	2006

March 31	44.0	40.9	44.7
June 30	42.4	45.2	45.5
September 30	45.2	47.3	50.5
December 31	42.6	45.6	48.1

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31,	December 31,
	2005	2006

Insured receivables	40.6%	37.1%
Uninsured receivables (including co-payments and deductibles)	59.4	62.9

	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31,	December 31,
	2005	2006

0 to 60 days	51.4%	49.3%
61 to 150 days	20.9	21.3
Over 150 days	27.7	29.4

	100.0%	100.0%

We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, our results of operations and financial position in the future could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. During 2006, we recruited 182 new admitting physicians and spent $26.3 million in cash on physician recruitment, including physician minimum revenue guarantee payments. We plan to recruit approximately 172 new admitting physicians during 2007.

A summary of activity related to our admitting physicians during 2006 is as follows:

Admitting
Physicians

December 31, 2005	1,832
Recruited	182
Departed	(82)
Additions from two HCA hospitals (acquired effective July 1, 2006)	132

December 31, 2006	2,064

•	Substantial Indebtedness. Our consolidated debt was $1,670.3 million as of December 31, 2006, and we incurred $103.5 million of net interest expense during 2006. We entered into an interest rate swap agreement effective as of November 30, 2006 with a maturity date of May 30, 2011. The interest rate swap converts a portion of our indebtedness to a fixed interest rate with a decreasing notional amount starting at $900.0 million at an annual fixed rate of 5.585%. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of December 31, 2006 and believe we will be in compliance with them throughout 2007. It is not our intent to maintain large cash balances, and we will focus on reducing our indebtedness during 2007.

•	Medicare Changes. We have experienced changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, CMS expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs resulting in an approximate $6.0 million reduction in our Medicare inpatient PPS payments for FFY 2006. CMS further expanded the list to 192 DRGs during FFY 2007; however we do not anticipate any material increase in payment reductions for 2007. On February 8, 2006, the DRA was signed into law. This law includes measures related to quality reporting and pay-for-performance, the inpatient rehabilitation facility 75% Rule and Medicaid cuts. Part I, Item 1. Business, “Sources of Revenue” in this report contains a detailed discussion of provisions that affect our Medicare reimbursement.

•	Integration of Acquired Hospitals. During 2005 and 2006, we acquired numerous hospitals in several transactions. The process of integrating the operations of these hospitals could cause an interruption of, or loss of momentum in, the activities of our business. However, we are dedicated to devoting significant management attention and resources to integrating the business practices and operations of our recently acquired hospitals.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nursing and certain medical technicians. When we are unable to staff our nursing and certain medical technician positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and certain medical technicians. However, we expect that staffing issues related to nurses and certain medical technicians will continue in the future.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We have implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. Recently, the number of hospitals we operated increased significantly. This resulted in significant increases in our information technology costs.

Summary

Each of our challenges are intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes through physician recruiting, relationships and retention while controlling the costs of providing services.

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

Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. Our compliance with these rules and regulations requires an extensive effort to ensure we remain eligible to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and the state levels. For these reasons, revenues from governmental programs change frequently and require us to monitor regularly the environment in which these governmental programs operate.

Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to seek to maintain or increase the pricing of our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals experienced an increase in self-pay revenues during the past few years.

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

The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
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

The largest component of bad debts in our patient accounts receivable relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts or self- pay accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.
We verify each patient’s insurance coverage as early as possible
If self-pay revenues during 2006 were changed by 1%, our 2006 after-tax income from continuing operations would change by approximately $1.9 million or diluted earnings per share of $0.03.
This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. Our estimates may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Allowance for doubtful accounts and provision for doubtful accounts (continued)
Our allowance for doubtful accounts, included in our balance sheets as of December 31 was as follows (in millions): • 2006 — $328.1; and	before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.
In general, we perform the following steps in collecting accounts receivable:
A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital
• 2005 — $252.9 Our provision for doubtful accounts, included in our results of operations, was as follows (in millions): • 2006 — $266.7	• if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided; • billing and follow-up with third party payors;
• 2005 — $189.4; and
• 2004 — $85.4
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

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
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

As it relates to our recently- acquired hospitals, we monitor trends in revenues and cash collections on a monthly basis for 18 to 24   months subsequent to the acquisition on a facility-by-facility basis.

As it relates to our core hospitals, which we refer to as ‘same- hospital,’ we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns.

In addition, we analyze other factors such as revenue days in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Allowance for doubtful accounts and provision for doubtful accounts (continued)

The allowance for doubtful accounts relating to the former Province facilities increased by $21.0   million during 2005, which resulted in a decrease in our diluted earnings per share of $0.25 for 2005, to conform the former Province facilities’ allowance for doubtful accounts to our critical accounting estimate. This adjustment constituted a change in the estimation process from the former Province critical accounting estimate and is reflected as transaction costs in our consolidated statement of operations for 2005. The adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes we use.

Revenue recognition/Allowance for contractual discounts

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
Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts. Approximately 83.5% of our revenues during 2006 relate to discounted charges.

Revenues are recorded at estimated net amounts due from patients, third- party payors and others for healthcare services provided. We utilize multiple patient accounting systems. Therefore, estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved and the patient accounting system used by each of our hospitals. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are determined manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Revenue recognition/Allowance for contractual discounts (continued)
The sources of these revenues were as follows (as a percentage of total revenues):	historical collections from payors that are not significant or have not entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation are reviewed and compared to actual experience.
• Medicare — 34.8%; • Medicaid — 10.0%; and • Managed care — 38.7%.
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
Governmental payors
Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements increased our revenues by the following amounts (in millions):
• 2006 — $13.7
• 2005 — $9.4; and
• 2004 — $10.6
	Managed care	Managed care
	Accounts receivable primarily consist of amounts due from third party payors and patients. Amounts we receive for the	If our overall estimated contractual discount percentage on all of our managed care revenues during 2006 were changed by 1%,

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Revenue recognition/Allowance for contractual discounts (continued)
treatment of patients covered by HMOs, PPOs and other private insurers are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials.
For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	our 2006 after-tax income from continuing operations would change by approximately $6.1 million. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.
A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Applying our process to the accounts receivable from Province’s third-party payors resulted in a $5.4   million charge and decreased our diluted earnings per share by $0.07 during 2005 to conform the former Province facilities’ allowance for contractual discounts to our critical accounting estimate. This adjustment constituted a change in the estimation process from the former Province critical accounting estimate and is reflected as transaction costs in our consolidated statement of operations for 2005. The

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Revenue recognition/Allowance for contractual discounts (continued)
adjustment is the result of our review of Province’s patient accounts receivable and the application of the same assumptions and processes we use.
Accounting for stock-based compensation

We issue stock options and other stock-based awards to our key employees and directors under various stockholder- approved stock-based compensation plans. We currently have four types of stock- based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. Prior to January   1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of APB No.   25, as permitted by SFAS   No.   123. We did not record any stock-based employee compensation expense for options granted under our stock-based incentive plans prior to January   1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also did not record any compensation expense in connection with our Employee Stock Purchase Plan prior to January   1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS   No.   123 and SFAS   No.   148, prior to January   1, 2006, we disclosed our pro forma net income or loss and pro forma net income or loss per

In January 2006, we changed from the Black-Scholes-Merton option valuation model (‘‘BSM”) to a lattice-based option valuation model, the Hull-White II Valuation Model (‘‘HW- II”). We prefer the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of our unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted during 2006.
We estimated the fair value of stock options granted during 2006 using the HW-II lattice option valuation model and a single option award approach. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility during 2006 were 10% higher, our 2006 after-tax income from continuing operations would decrease by approximately $0.3   million, or less than $0.01 per diluted share.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for stock-based compensation (continued)
share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.	periods of three years. The stock options that were granted during 2004, 2005 and 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).
We determine the fair value of nonvested stock grants based on the closing price of our common stock on the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The weighted-average fair value per share of stock options granted by us during 2006 was $11.15. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock option valuation model for 2006 and the paragraphs below this table summarizes each assumption: Expected
volatility          32.8% Risk free interest
rate (range) 4.38% - 5.21% Expected
dividends            —    Average expected
term (years)          5.4
  Population Stratification
Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have stratified our employee population into two groups: (i) ‘‘Insiders,” who are the Section 16 filers under SEC rules; and (ii) “Non- insiders,” who are the rest of the employee

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for stock-based compensation (continued)
Our stock-based compensation, included in our results of operations, was as follows (in millions): • 2006 — $13.2; • 2005 — $6.5; and • 2004 — $1.8	population. We derived this stratification based on the analysis of our historical exercise patterns, excluding certain extraordinary events.
  Expected Volatility
Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is still an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean- reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006 we estimate the volatility of our common stock at the date of grant based on both historical volatility and implied volatility from traded options on our common stock, consistent with SFAS No. 123(R) and SAB 107.
Risk-Free Interest Rate
Lattice models require risk-free interest rates for all potential times of exercise obtained by using a grant-date yield curve. A lattice

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for stock-based compensation (continued)
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
Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires us to estimate pre- vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have used historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we also used an estimated forfeiture rate.
Post-Vesting Cancellations
Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for stock-based compensation (continued)
Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. We used historical data to estimate post-vesting cancellations.
Expected Term

SFAS No. 123(R) calls for an ‘‘extinguishment” calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from cancellation (post-vesting) or expiration at the contractual term. Expected term is an output in lattice models so we do not have to determine this amount.
Goodwill and accounting for business combinations
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.	We follow the guidance in Statement of Financial Accounting Standard No. 142, ‘‘Goodwill and Other Intangible Assets,” and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the
We performed our annual testing for goodwill impairment as of October 1, 2004, 2005 and 2006 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.
Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If 10% of the non- depreciable assets acquired during 2006 were allocated to a depreciable asset with an average life of 20 years, depreciation expense would have

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Goodwill and accounting for business combinations (continued)
Our goodwill included in our consolidated balance sheets as of December 31 for the following years was as follows (in millions):	profitability of future business strategies.	increased by approximately $0.4 million in 2006.
• 2006 — $1,581.3; and
• 2005 — $1,449.9

The increase in our goodwill during 2006 was primarily the result of the acquisition of the two hospitals from HCA and the final purchase price allocations for the Province business combination and the acquisition of DRMC. Please refer to Note   4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Goodwill and accounting for business combinations (continued)
assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.
Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For 2004, our self-insured retention level was $10.0 million. For 2005 and 2006, we increased our self-insured retention levels to $15.0 million and $20.0 million, respectively. We maintained self-insured retention at $10.0 million for our sole facility located in Florida. Additionally, certain of our facilities operate in states having state specific medical malpractice programs. We have commercial insurance policies for claims in excess of $50,000 in the following states: Colorado; Indiana; and Kansas. The state program in Louisiana limits our medical malpractice retention to $100,000.
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

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Professional and general liability claims (continued)
changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self- insured retention levels.
The reserve for professional and general liability claims included in our consolidated balance sheets as of December   31 was as follows (in millions):
•   2006 — $61.8; and
• 2005 — $55.3
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
We use the valuations of two actuaries and average their results in determining our recorded reserve levels on a quarterly basis. This averaging process results in a refined estimation approach that we believe produces a more reliable estimate of ultimate losses.
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
The total expense for professional and general liability coverage, included in our consolidated results of operations, was as follows (in millions):
• 2006 — $19.7;
• 2005 — $19.3; and
• 2004 — $5.4
Our expense for professional and general liability coverage each year includes the actuarially

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Professional and general liability claims (continued)
determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention levels; the administrative costs of the insurance program and interest expense related to the discounted portion of the liability. The 2005 expense also includes $6.8 million of transaction costs recorded to conform the hospitals that we acquired from Province to our methodology for determining medical malpractice reserves.

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
•   2006   — $133.5; and
•   2005 — $97.0

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.
The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future
Our deferred tax liabilities exceeded our deferred tax assets by $39.3 million as of December 31, 2006, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.
However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those state’s tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $32.0 million at December 31, 2006.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for income taxes (continued)

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December   31 for the following years were as follows (in millions):
•   2006 — $32.0; and
• 2005 — $5.7
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
The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2006, we would incur $9.1 million of additional tax payments for 2006 plus applicable penalties and interest.

Results of Operations

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Same-hospital.  Same-hospital information includes 49 hospitals operated during the three months ended December 31, 2005 and 2006. Same-hospital information includes the operations of Valley View Medical Center, which was opened during November 2005 and replaced Colorado River Medical Center, which was converted to a critical access hospital. In addition, the same-hospital information includes the operations of Guyan Valley Hospital, which we voluntarily closed and ceased operations effective December 29, 2006. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three months ended December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 (dollars in millions):

	Three Months Ended December 31,
	2005		2006
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$556.2	100.0%	$640.6	100.0%

Salaries and benefits	224.6	40.4	248.4	38.8
Supplies	78.0	14.0	90.6	14.1
Other operating expenses	94.2	17.0	112.6	17.6
Provision for doubtful accounts	61.9	11.1	69.2	10.8
Depreciation and amortization	32.6	5.9	32.8	5.1
Interest expense, net	21.9	3.9	27.3	4.3
Debt retirement costs	0.1	—	—	—

	513.3	92.3	580.9	90.7

Income from continuing operations before minority interests and income taxes	42.9	7.7	59.7	9.3
Minority interests in earnings of consolidated entities	0.3	0.1	0.2	—

Income from continuing operations before income taxes	42.6	7.6	59.5	9.3
Provision for income taxes	16.6	2.9	22.0	3.4

Income from continuing operations	$26.0	4.7%	$37.5	5.9%

	Years Ended December 31,
	2004		2005		2006
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$982.8	100.0%	$1,841.5	100.0%	$2,439.7	100.0%

Salaries and benefits	402.3	40.9	739.6	40.2	960.6	39.4
Supplies	127.8	13.0	250.4	13.6	340.1	13.9
Other operating expenses	163.7	16.7	308.3	16.7	421.6	17.3
Provision for doubtful accounts	85.4	8.7	189.4	10.3	266.7	10.9
Depreciation and amortization	47.4	4.7	100.4	5.4	111.1	4.6
Interest expense, net	12.5	1.3	60.1	3.3	103.5	4.2
Debt retirement costs	1.5	0.2	12.2	0.7	—	—
Transaction costs	—	—	43.2	2.3	—	—

	840.6	85.5	1,703.6	92.5	2,203.6	90.3

Income from continuing operations before minority interests and income taxes	142.2	14.5	137.9	7.5	236.1	9.7
Minority interests in earnings of consolidated entities	1.0	0.1	1.1	0.1	1.3	0.1

Income from continuing operations before income taxes	141.2	14.4	136.8	7.4	234.8	9.6
Provision for income taxes	55.3	5.7	57.8	3.1	92.6	3.8

Income from continuing operations	$85.9	8.7%	$79.0	4.3%	$142.2	5.8%

For the Three Months Ended December 31, 2005 and 2006

Revenues

The increase in our revenues for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily the result of the third quarter 2006 acquisition of two facilities from HCA, and an increase in equivalent admissions and revenues per equivalent admission for both continuing operations and on a same-hospital basis.

Adjustments to estimated reimbursement amounts increased our revenues by $2.7 million and $3.6 million for the quarters ended December 31, 2005 and 2006, respectively.

The following table shows the sources of our revenues for the quarters ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Revenues:
Same-hospital	$556.2	$592.9	$36.7	6.6%
Two former HCA facilities	—	47.0	47.0	N/A
Other	—	0.7	0.7	N/A

	$556.2	$640.6	$84.4	15.2

The following table shows the sources of our revenues for the quarters ended December 31 of the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2005	2006	2005	2006

Medicare	35.9%	34.8%	35.9%	34.6%
Medicaid	8.9	10.5	8.9	10.5
HMOs, PPOs and other private insurers	41.4	39.3	41.4	38.9
Self-Pay	12.8	11.7	12.8	12.2
Other	1.0	3.7	1.0	3.8

	100.0%	100.0%	100.0%	100.0%

The following table shows the key drivers of our revenues for the quarters ended December 31, 2005 and 2006.

	Three Months Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Admissions:
Same-hospital	45,233	46,021	788	1.7%
Continuing operations	45,233	50,666	5,433	12.0
Equivalent admissions:
Same-hospital	86,717	90,441	3,724	4.3
Continuing operations	86,717	98,426	11,709	13.5
Revenues per equivalent admission:
Same-hospital	$6,414	$6,555	$141	2.2
Continuing operations	$6,414	$6,508	$94	1.5
Medicare case mix index:
Same-hospital	1.24	1.22	(0.02)	(1.6)
Continuing operations	1.24	1.21	(0.03)	(2.4)
Average length of stay (days):
Same-hospital	4.2	4.2	—	—
Continuing operations	4.2	4.2	—	—
Inpatient surgeries:
Same-hospital	13,409	13,368	(41)	(0.3)
Continuing operations	13,409	14,721	1,312	9.8
Outpatient surgeries:
Same-hospital	32,796	33,935	1,139	3.5
Continuing operations	32,796	36,623	3,827	11.7
Emergency room visits:
Same-hospital	202,000	207,276	5,276	2.6
Continuing operations	202,000	223,121	21,121	10.5
Outpatient factor:
Same-hospital	1.92	1.97	0.05	2.6
Continuing operations	1.92	1.94	0.02	1.0
Number of hospitals at end of period:
Same-hospital	49	49	—	—
Continuing operations	49	50	1	2.0
Licensed beds at end of period:
Same-hospital	5,333	5,197	(136)	(2.6)
Continuing operations	5,333	5,697	364	6.8
Weighted-average licensed beds:
Same-hospital	5,364	5,205	(159)	(3.0)
Continuing operations	5,364	5,705	341	6.4

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expense for the three months ended December 31, 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits
Salaries and wages	$171.7	30.9%	$193.2	30.2%	$21.5	12.6%
Stock-based compensation	2.3	0.4	3.7	0.6	1.4	68.9
Employee benefits	36.7	6.6	36.3	5.7	(0.4)	(1.4)
Contract labor	10.2	1.8	13.0	2.0	2.8	26.4
ESOP expense	3.7	0.7	2.2	0.3	(1.5)	(41.7)

	$224.6	40.4%	$248.4	38.8%	$23.8	10.6

Continuing operations:
Man-hours per equivalent admission	93.6	N/A	89.1	N/A	(4.5)	(4.8)
Salaries and benefits per equivalent admission	2,465	N/A	2,431	N/A	$34	1.4

Corporate office salaries and benefits	$7.2	1.3%	$10.0	1.6%	$2.8	38.9

Same-hospital:
Salaries and wages	$166.3	29.9%	$171.5	28.9%	$5.2	3.1
Stock-based compensation	0.6	0.1	0.9	0.2	0.3	54.0
Employee benefits	36.6	6.6	32.9	5.6	(3.7)	(10.1)
Contract labor	10.2	1.8	12.7	2.1	2.5	24.3
ESOP expense	3.7	0.7	1.9	0.3	(1.8)	(46.6)

	$217.4	39.1%	$219.9	37.1%	$2.5	1.2

Same-hospital:
Man-hours per equivalent admission	93.6	N/A	$88.7	N/A	(4.9)	(5.2)
Salaries and benefits per equivalent admission	$2,455	N/A	$2,422	N/A	$(33)	(1.3)

Our salaries and benefits increased for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, primarily as a result of the third quarter 2006 acquisition of two facilities from HCA, increases in contract labor and stock-based compensation, partially offset by a decrease in ESOP expense. Salaries and benefits as a percentage of revenues decreased for both continuing operations and on a same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues on both a continuing operations and on a same-hospital basis increased primarily because of a higher utilization of contract nurses due to volume increases. We are implementing strategies in an effort to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

The increase in our stock-based compensation on a continuing operations and same-hospital basis was the result of our adoption of SFAS No. 123(R) effective January 1, 2006, and the additional nonvested stock awards outstanding during the quarter ended December 31, 2006, compared to the quarter ended December 31,

2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our consolidated statement of operations, which was approximately $1.4 million during the quarter ended December 31, 2006. Please refer to the sections entitled “Stock-Based Compensation” and “Critical Accounting Estimates” in this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of our consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Our workers’ compensation expense, which is a part of our employee benefits expense, decreased from $4.2 million during the quarter ended December 31, 2005 to a credit of $0.7 million during the quarter ended December 31, 2006, as a result of a $1.6 million credit related to our annual independent actuarial review during the quarter ended December 31, 2006, compared to a charge of $1.3 million for our annual independent actuarial review during the quarter ended December 31, 2005. In addition, we recognized a $1.8 million credit during the quarter ended December 31, 2006 related to our independent administrator’s reconciliation of prepaid expenses. The favorable annual independent actuarial review during the quarter ended December 31, 2006 was the result of our implementation of risk management programs and quality care programs instituted during 2006.

Our ESOP expense has two components: common stock and cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The decrease in ESOP expense in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 on both a continuing operations and on a same-hospital basis was primarily the result of a lower average market price of our common stock during the quarter ended December 31, 2006 ($34.49 per share) compared to the quarter ended December 31, 2005 ($39.38 per share). The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were no discretionary cash contributions during the quarter ended December 31, 2006 compared to a $3.2 million discretionary cash contribution during the quarter ended December 31, 2005.

Supplies

The following table summarizes our supplies expense for the three months ended December 31, 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Three Months Ended				%
	December 31,		Increase		Increase
	2005	2006	(Decrease)		(Decrease)

Continuing operations:
Supplies	$78.0	$90.6	$12.6		16.4%
Supplies as a percentage of revenues	14.0%	14.1%	10	bps	N/M
Supplies per equivalent admission	$895	$916	$21		2.4%

Same-hospital:
Supplies	$77.6	$82.1	$4.5		5.8%
Supplies as a percentage of revenues	14.0%	13.8%	(20	)bps	N/M
Supplies per equivalent admission	$892	$904	$12		1.3%

Our supplies expense increased for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, primarily as a result of the third quarter 2006 acquisition of two facilities from HCA and increases in supplies per equivalent admission on both a continuing operations and same-hospital basis. Supplies as a percentage of revenues increased slightly for continuing operations but decreased on a same-hospital basis as a result of effective management of our supply costs and increased synergies as a result of our participation in a group purchasing organization. Supplies per equivalent admission for continuing operations and on a same-hospital basis increased slightly as a result of rising supply costs particularly related to higher utilization of cardiology, orthopedic and other implantable devices.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$9.0	1.6%	$14.9	2.3%	$5.9	64.6%
Utilities	11.5	2.1	12.0	1.9	0.5	4.4
Repairs and maintenance	10.6	1.9	13.9	2.2	3.3	31.6
Rents and leases	5.2	0.9	7.0	1.1	1.8	31.9
Insurance	5.1	0.9	3.8	0.6	(1.3)	(23.0)
Physician recruiting	6.7	1.2	4.4	0.7	(2.3)	(35.7)
Contract services	20.2	3.6	27.7	4.3	7.5	36.7
Non-income taxes	7.2	1.3	8.6	1.4	1.4	20.4
Other	18.7	3.5	20.3	3.1	1.6	8.6

	$94.2	17.0%	$112.6	17.6%	$18.4	19.5

Corporate office other operating expenses	$6.1	1.2%	$7.1	1.1%	$1.0	14.3

Same-hospital other operating expenses:
Professional fees	$9.0	1.6%	$13.3	2.2%	$4.3	48.7
Utilities	11.3	2.0	11.0	1.9	(0.3)	(2.4)
Repairs and maintenance	10.5	1.9	12.8	2.2	2.3	21.8
Rents and leases	5.0	0.9	5.7	1.0	0.7	12.9
Insurance	4.4	0.8	1.7	0.3	(2.7)	(61.5)
Physician recruiting	6.7	1.2	4.1	0.7	(2.6)	(38.5)
Contract services	18.2	3.3	22.1	3.7	3.9	21.5
Non-income taxes	7.1	1.3	7.3	1.2	0.2	3.1
Other	15.9	2.8	16.7	2.8	0.8	5.0

	$88.1	15.8%	$94.7	16.0%	$6.6	7.5

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006 and increased contract services and professional fees, partially offset by decreases in physician recruiting expense and favorable trends in our risk management programs. We incurred increased clinical and physician-related fees as well as increased contract service fees related to our conversions of the patient accounting applications at our acquired facilities. Additionally, professional fees increased on a continuing operations and same-hospital basis for anesthesiology, radiology and emergency room services. Finally, other expenses increased primarily as a result of an increase in our HCA-IT fees because of more hospitals utilizing the HCA-IT systems as a result of our recent acquisitions.

As discussed in Note 4 of our consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $3.0 million, or $1.9 million net of income taxes, and increased our diluted earnings per share by $0.03 for the quarter ended December 31, 2006.

During the quarter ended December 31, 2006, we incurred favorable loss experience, as reflected in our external actuarial reports compared to the quarter ended December 31, 2005. Throughout 2006, we implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)

Continuing operations:
Provision for doubtful accounts	$61.9	$69.2	$7.3		11.8%
Percentage of revenues	11.1%	10.8%	(30	)bps	N/M
Charity care write-offs	$8.9	$14.4	$5.5		61.0%
Percentage of revenues	0.7%	1.0%	30	bps	N/M

Same-hospital:
Provision for doubtful accounts	$61.9	$64.9	$3.0		4.7%
Percentage of revenues	11.1%	10.9%	(20	)bps	N/M
Charity care write-offs	$8.9	$12.2	$3.3		37.1%
Percentage of revenues	0.7%	0.9%	20	bps	N/M

The increase in our provision for doubtful accounts for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006 and same-hospital revenue growth. As a percentage of revenues from continuing operations and on a same-hospital basis, the provision for doubtful accounts decreased for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, primarily because of an increase in charity care write-offs. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

The increase in charity care write-offs for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006 and same-hospital revenue growth. We do not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

Depreciation and Amortization

Depreciation and amortization expense increased slightly for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006 partially offset by lower depreciation during the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 as a result of the final purchase price allocations of both Danville Regional Medical Center (DRMC) and Province during 2006, which had the effect of reducing the amounts allocated to property and equipment and our corresponding estimate for depreciation.

The following table sets forth our depreciation and amortization expense for the three months ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Same-hospital	$32.1	29.5	$(2.6)	(8.9)%
Two former HCA facilities	—	1.6	1.6	N/M
Corporate office	0.5	1.7	1.2	252.2

	$32.6	32.8	$0.2	0.3

Interest Expense

The following table summarizes our interest expense for the three months ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$19.9	$26.9	$7.0
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible notes	1.8	1.8	—
Other	0.2	0.4	0.2

	22.0	29.2	7.2
Amortization of deferred loan costs	1.3	1.3	—
Less:
Discontinued operations interest expense allocation	(0.2)	(2.3)	(2.1)
Interest income	(0.5)	(0.4)	0.1
Capitalized interest	(0.7)	(0.5)	0.2

	$21.9	$27.3	$5.4

The increase in interest expense during the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily a result of the increases in debt associated with the acquisition of four facilities from HCA (two of which are included as discontinued operations) and increases in interest rates on our variable rate debt. Our weighted-average monthly interest-bearing debt balance increased from $1,495.5 million during the three months ended December 31, 2005 to $1,724.5 million during the same period in 2006. Additionally, the one-month LIBO rate was 4.39% and 5.35% at December 31, 2005 and 2006, respectively. For a further discussion of our long-term debt, see “Liquidity and Capital Resources-Debt” in this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended December 31, 2005 and 2006 (dollars in millions):

	Three Months Ended
	December 31,		Increase
	2005	2006	(Decrease)

Provision for income taxes	$16.6	$22.0	$5.4
Effective income tax rate	38.9%	37.0%	(190	)bps

Our provision for income taxes increased primarily because of higher income from continuing operations during the quarter ended December 31, 2006 as compared to the same period in 2005 and an increase in the valuation allowance against deferred tax assets for state net operating loss carryforwards. The provision for the quarter ended December 31, 2006, however, was favorably impacted, as the decreased effective income tax rate indicates, by tax credits recognized in our 2005 income tax returns that were greater than those recognized in the 2005 tax provision and by reductions in our tax contingency reserves as statutes of limitations on tax years lapsed during the quarter ended December 31, 2006.

For the Years Ended December 31, 2005 and 2006

Revenues

The increase in our revenues was primarily the result of an increase in revenues per equivalent admission, the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions.

Adjustments to estimated reimbursement amounts increased our revenues by $9.4 million and $13.7 million for 2005 and 2006, respectively.

The following table shows the key drivers of our revenues:

	Years Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Admissions	154,029	191,644	37,615	24.4%
Equivalent admissions	299,740	373,897	74,157	24.7
Revenues per equivalent admission	$6,144	$6,525	$381	6.2
Medicare case mix index	1.22	1.22	—	—
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	44,623	56,651	12,028	27.0
Outpatient surgeries	116,804	142,113	25,309	21.7
Emergency room visits	699,978	860,531	160,553	22.9
Outpatient factor	1.95	1.95	—	—
Number of hospitals at end of period	49	50	1.0	2.0
Licensed beds at end of period	5,333	5,697	364	6.8
Weighted-average licensed beds	4,478	5,485	1,007	22.5

The following table shows the sources of our revenues for the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	2005	2006

Medicare	36.5%	34.8%
Medicaid	9.3	10.0
HMOs, PPOs and other private insurers	38.8	38.7
Self-Pay	12.3	12.7
Other	3.1	3.8

	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$565.9	30.7%	$739.3	30.3%	$173.4	30.6%
Stock-based compensation	6.5	0.4	13.2	0.5	6.7	103.5
Employee benefits	126.0	6.9	146.8	6.1	20.8	16.5
Contract labor	26.5	1.4	48.1	2.0	21.6	81.3
ESOP expense	14.7	0.8	13.2	0.5	(1.5)	(10.6)

	$739.6	40.2%	$960.6	39.4%	$221.0	29.9

Man-hours per equivalent admission	89.3	N/A	89.9	N/A	0.6	0.6
Salaries and benefits per equivalent admission	$2,312	N/A	$2,446	N/A	$134	5.8

Corporate office salaries and benefits	$29.1	1.6%	$43.8	1.8%	$14.7	50.5

Our salaries and benefits increased primarily as a result of increases in contract labor and stock-based compensation expense, the retirement of our former Chief Executive Officer, the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions partially offset by a decrease in our ESOP expense. Salaries and benefits as a percentage of revenues decreased primarily as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased primarily because of a higher utilization of contract nurses due to volume increases and nursing shortages in 2006. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006 and the additional nonvested stock awards outstanding during 2006 as compared to 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our consolidated statement of operations, which was approximately $5.7 million during 2006. Please refer to the sections above entitled “Stock-Based Compensation” and “Critical Accounting Estimates” in this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7

of our consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.

Our corporate office salaries and benefits during the year ended December 31, 2006 were unfavorably impacted by the retirement of our former Chief Executive Officer, Kenneth Donahey. As a result of his retirement, we incurred additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the year ended December 31, 2006. This amount consists of $3.5 million of installment payments offset by a $1.5 million reversal of stock compensation expense due to the forfeiture of his unvested stock options and nonvested stock.

Our ESOP expense has two components: common stock and cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The decrease in ESOP expense for 2006 compared to 2005 was the result of a lower average market price of our common stock during 2006 ($33.06 per share) compared to 2005 ($42.52 per share). The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were $3.2 million and $3.9 million of discretionary cash contributions during 2005 and 2006, respectively.

Supplies

The following table summarizes our supplies expense for 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Years Ended
	December 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)

Supplies	$250.4	$340.1	$89.7		35.8%
Supplies as a percentage of revenues	13.6%	13.9%	30	bps	N/M
Supplies per equivalent admission	$834	$906	$72		8.6%

Our supplies expense increased primarily as a result of an increase in supplies per equivalent admission, the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to higher utilization of cardiology, pharmacy, orthopedic and other implantable devices. In addition, we experienced higher supply costs as a percentage of revenues at our two facilities acquired from HCA than at our other hospitals.

Other Operating Expenses

The following table summarizes our other operating expenses for 2005 and 2006 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$28.3	1.5%	$46.6	1.9%	$18.3	64.7%
Utilities	34.7	1.9	47.4	1.9	12.7	36.4
Repairs and maintenance	35.1	1.9	50.6	2.1	15.5	44.2
Rents and leases	17.9	1.0	24.7	1.0	6.8	36.6
Insurance	18.3	1.0	25.9	1.1	7.6	41.9
Physician recruiting	21.9	1.2	17.6	0.7	(4.3)	(19.6)
Contract services	64.0	3.5	94.8	3.9	30.8	48.1
Non-income taxes	26.7	1.4	34.8	1.5	8.1	30.2
Other	61.4	3.3	79.2	3.2	17.8	29.0

	$308.3	16.7%	$421.6	17.3%	$113.3	36.8

Corporate office other operating expenses	$21.3	1.2%	$27.8	1.1%	$6.5	30.4

Our other operating expenses are generally not volume driven. The increase in other operating expenses was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions partially offset by a decrease in our physician recruiting expense. Our other expense increased as a result of more hospitals utilizing the HCA-IT systems because of these recent acquisitions. Additionally, we incurred increased clinical and physician-related fees as well as increased contract service fees related to our conversions of the patient accounting applications at our acquired facilities. Our professional and general liability insurance expense increased from $19.3 million during 2005 to $19.7 million during 2006, as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. Furthermore, we incurred $2.1 million in other operating expenses during 2006 as a result of a stockholder lawsuit.

As discussed in Note 4 of our consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $8.7 million, or $5.3 million net of income taxes, and increased our diluted earnings per share by $0.09 during 2006.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)

Provision for doubtful accounts	$189.4	$266.7	$77.3		40.8%
Percentage of revenues	10.3%	10.9%	60	bps	N/M
Charity care write-offs	$24.0	$42.4	$18.4		76.9%
Percentage of revenues	0.6%	0.8%	20	bps	N/M

The increase in our provision for doubtful accounts was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. The provision for doubtful accounts, as well as charity care write-offs, relates principally to self-pay amounts due from patients. Exclusive of the increase in self-pay revenues as a result of acquisitions, our self-pay revenues increased in 2006 as compared to 2005 partially as a result of the changes in the eligibility requirements of certain Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased co-payments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

The increase in charity care write-offs was primarily attributable to the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. We do not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

Depreciation and Amortization

Depreciation and amortization expense increased primarily as a result of the acquisition of two facilities from HCA during the third quarter of 2006, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions partially offset by a decrease in depreciation expense for DRMC and Province. As a result of the final purchase price allocations of both DRMC and Province, we incurred a net reduction in our depreciation expense of approximately $13.5 million during 2006.

The following table sets forth our depreciation and amortization expense for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)

Hospital operations	$99.4	$119.4	$20.0	20.1%
Purchase price allocation adjustment	—	(13.5)	(13.5)	N/M
Corporate office	1.0	5.2	4.2	400.6

	$100.4	$111.1	$10.7	10.6

Interest Expense

The following table summarizes our interest expense for 2005 and 2006 (dollars in millions):

	Years Ended December 31,		Increase
	2005	2006	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$51.1	$96.8	$45.7
Senior subordinated credit agreement	2.1	—	(2.1)
4 1/2% convertible notes	4.5	—	(4.5)
Province 4 1/4% convertible notes	0.3	—	(0.3)
Province 7 1/2% senior subordinated notes	0.3	0.5	0.2
3 1/4% convertible notes	2.8	7.3	4.5
Other	0.4	1.1	0.7

	61.5	105.7	44.2
Amortization of deferred loan costs	4.1	5.3	1.2
Less:
Discontinued operations interest expense allocation	(0.6)	(4.4)	(3.8)
Interest income	(1.9)	(1.9)	—
Capitalized interest	(3.0)	(1.2)	1.8

	$60.1	$103.5	$43.4

The increase in interest expense was primarily a result of the increases in debt associated with the acquisition of four facilities from HCA (two of which are included as discontinued operations) during the third quarter of 2006, the Province business combination during the second quarter of 2005, the other 2005 hospital acquisitions as well as increases in interest rates on our variable rate debt. Our weighted-average monthly interest-bearing debt balance increased from $1,138.6 million during 2005 compared to $1,642.7 million during 2006. For a further discussion of our long-term debt, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Debt.”

Debt Retirement Costs

Debt retirement costs of $12.2 million were incurred during 2005. Debt retirement costs incurred during 2005 were as follows (in millions):

Legal fees paid for retirement of assumed Province debt, our convertible notes and previous credit facility	$1.2
Tender premiums paid on convertible notes	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	5.7
Creditor fees and other expenses	0.5

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

$43.2

Provision for Income Taxes

The following table summarizes our provision for income taxes for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase
	2005	2006	(Decrease)

Provision for income taxes	$57.8	$92.6	$34.8
Effective income tax rate	42.3%	39.4%	(290	)bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during 2006 as compared to 2005 partially offset by a lower effective tax rate for 2006 compared to 2005. The effective tax rate for 2005 was higher as a result of several non-deductible expenses incurred during the period relating to the Province business combination. During 2005, we incurred non-deductible compensation relating to the early vesting of nonvested stock awards, for which the tax impact of the non-deductible costs was recorded entirely in 2005.

For the Years Ended December 31, 2004 and 2005

Revenues

Our revenues increased primarily as a result of an increase in revenues per equivalent admission, the Province business combination during the second quarter of 2005 and the other 2005 hospital acquisitions.

Adjustments to estimated reimbursement amounts increased our revenues by $10.6 million for 2004 compared to $9.4 million for 2005.

The table below shows the key drivers of our revenues:

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)

Admissions	90,331	154,029	63,698	70.5%
Equivalent admissions	180,752	299,740	118,988	65.8
Revenues per equivalent admission	$5,438	$6,144	$706	13.0
Medicare case mix index	1.18	1.22	0.04	3.4
Average length of stay (days)	4.0	4.2	0.2	5.0
Inpatient surgeries	26,120	44,623	18,503	70.8
Outpatient surgeries	74,869	116,804	41,935	56.0
Emergency room visits	411,050	699,978	288,928	70.3
Outpatient factor	2.00	1.95	(0.05)	(2.5)
Number of hospitals at end of period	28	49	21	75.0
Licensed beds at end of period	2,625	5,333	2,708	103.2
Weighted-average licensed beds	2,629	4,478	1,849	70.3

The table below shows the sources of our revenues for the years indicated, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	2004	2005

Medicare	36.7%	36.5%
Medicaid	11.1	9.3
HMOs, PPOs and other private insurers	38.8	38.8
Self-Pay	9.4	12.3
Other	4.0	3.1

	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for 2004 and 2005 (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$309.0	31.4%	$565.9	30.7%	$256.9	83.1%
Stock-based compensation	1.8	0.2	6.5	0.4	4.7	272.0
Employee benefits	70.3	7.2	126.0	6.9	55.7	79.2
Contract labor	12.1	1.2	26.5	1.4	14.4	119.6
ESOP expense	9.1	0.9	14.7	0.8	5.6	61.9

	$402.3	40.9%	$739.6	40.2%	$337.3	83.8

Continuing operations:
Man-hours per equivalent admission	83.9	N/A	89.3	N/A	5.4	6.4
Salaries and benefits per equivalent admission	$2,060	N/A	2,312	N/A	$252	12.2
Corporate office salaries and benefits	$18.2	1.8%	$29.1	1.6%	$10.9	60.3

Our salaries and benefits increased primarily as a result of increased contract labor, the Province business combination and the other 2005 hospital acquisitions. Salaries and benefits as a percentage of revenues decreased as a result of effective management of our salary costs. Contract labor as a percentage of revenues increased because of a higher utilization of contract labor at the former Province hospitals and the other 2005 hospital acquisitions.

Supplies

The following table summarizes our supplies expense for 2004 and 2005 (dollars in millions, except for supplies per equivalent admission):

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)

Supplies	$127.8	$250.4	$122.6	96.0%
Supplies as a percentage of revenues	13.0%	13.6%	60bps	N/M
Supplies per equivalent admission	$702	$834	$132.0	18.8%

Our supplies expense increased primarily as a result of an increase in supplies per equivalent admission, the Province business combination and the other 2005 hospital acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs, particularly related to cardiology, pharmacy, orthopedic implants and laboratory. In addition, we experienced higher supply costs as a percentage of revenues at our other 2005 hospital acquisitions than at our other hospitals.

Other Operating Expenses

The following table summarizes our other operating expenses for 2004 and 2005 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2004	Revenues	2005	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$12.4	1.3%	$28.3	1.5%	$15.9	128.9%
Utilities	16.4	1.7	34.7	1.9	18.3	112.1
Repairs and maintenance	20.0	2.0	35.1	1.9	15.1	75.3
Rents and leases	9.4	1.0	17.9	1.0	8.5	91.1
Insurance	8.4	0.8	18.3	1.0	9.9	120.6
Physician recruiting	14.7	1.5	21.9	1.2	7.2	49.2
Contract services	31.6	3.2	64.0	3.5	32.4	101.9
Non-income taxes	15.6	1.6	26.7	1.4	11.1	71.6
Other	35.2	3.6	61.4	3.3	26.2	74.4

	$163.7	16.7%	$308.3	16.7%	$144.6	88.3

Corporate office other operating expenses	$11.4	1.2%	$21.3	1.2%	$9.9	86.5

Our other operating expenses are generally not volume driven. The large increase in other operating expenses was attributed to the Province business combination and the other 2005 hospital acquisitions. Our professional and general liability expense was $19.3 million for 2005 compared to $5.4 million for 2004. Additionally, other expenses increased primarily as a result of an increase in our HCA-IT fees because of more hospitals utilizing the HCA-IT systems and additional information system conversion fees as a result of our recent acquisitions.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for 2004 and 2005 (dollars in millions):

	Years Ended
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)

Provision for doubtful accounts	$85.4	$189.4	$104.0	121.8%
Percentage of revenues	8.7%	10.3%	160bps	N/M
Charity care write-offs	$7.7	$24.0	$16.3	209.0%
Percentage of revenues	0.4%	0.6%	20bps	N/M

The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our provision for doubtful accounts increased because of a combination of broad economic factors, including the increased number of uninsured patients, healthcare plan design changes that resulted in increased co-payments and deductibles, the effects of hurricanes Katrina and Rita, and changes in the eligibility requirements of certain Medicaid programs. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Depreciation and Amortization

Depreciation and amortization expense increased primarily as a result of the Province business combination and the other 2005 hospital acquisitions. The following table sets forth our depreciation and amortization expense for the years presented (dollars in millions):

	Years Ended December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)

Hospital operations	$47.0	$99.4	$52.4	111.1%
Corporate office	0.4	1.0	0.6	165.3

	$47.4	$100.4	$53.0	171.3

Interest Expense

The following table summarizes our interest expense for 2004 and 2005 (dollars in millions):

	Years Ended
	December 31,		Increase
	2004	2005	(Decrease)

Interest expense:
Prior bank credit facility, including commitment fees	$1.2	$—	$(1.2)
Senior credit facility, including commitment fees	—	51.1	51.1
Senior subordinated credit agreement	—	2.1	2.1
4 1/2% convertible notes	10.6	4.5	(6.1)
Province 4 1/4% convertible notes	—	0.3	0.3
Province 7 1/2% senior subordinated notes	—	0.3	0.3
3 1/4% convertible notes	—	2.8	2.8
Other	0.7	0.4	(0.3)

	12.5	61.5	49.0
Amortization of deferred loan costs	1.5	4.1	2.6
Less:
Discontinued operations interest expense allocation	(0.1)	(0.6)	(0.5)
Interest income	(0.3)	(1.9)	(1.6)
Capitalized interest	(1.1)	(3.0)	(1.9)

	$12.5	$60.1	$47.6

The increase in interest expense during 2005 is primarily a direct result of the increases in debt associated with the Province business combination and the DRMC acquisition. Our weighted-average monthly debt balance increased from $235.5 million during 2004 to $1,138.6 million in 2005. For a further discussion, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for 2004 and 2005 (dollars in millions):

	Years Ended
	December 31,		Increase
	2004	2005	(Decrease)

Provision for income taxes	$55.3	$57.8	$2.5
Effective income tax rate	39.1%	42.3%	320bps

The increase in the effective income tax rate in 2005 as compared to 2004 related primarily to the non-deductibility of certain transaction costs, higher ESOP expense and an increase in the valuation allowance against deferred tax assets.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, expend funds on capital expenditures and fund certain small to mid-size hospital acquisitions. It is not our intent to maintain large cash balances.

The following table presents summarized cash flow information for the years ended December 31 for the periods indicated (in millions):

	2004	2005	2006

Net cash flows provided by continuing operating activities	$146.9	$293.8	$261.3
Less: Purchase of property and equipment	82.0	169.1	199.5

Free operating cash flow	64.9	124.7	61.8
Acquisitions	(30.5)	(963.6)	(281.3)
Proceeds from sale of hospitals	—	32.5	69.0
Proceeds from borrowings	30.0	1,967.0	260.0
Payments on borrowings	(79.9)	(1,156.9)	(110.0)
Payment of debt issue costs	—	(40.7)	(1.0)
Proceeds from exercise of stock options	10.2	43.6	0.5
Other	0.8	(1.4)	(1.8)
Cash flows from operations provided by (used in) discontinued operations	2.5	7.6	(15.4)
Cash flows from investing activities used in discontinued operations	—	(1.0)	—

Net (decrease) increase in cash and cash equivalents	$(2.0)	$11.8	$(18.2)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and is also utilized for debt repayments. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our consolidated financial statements included elsewhere in the report.

Working Capital

Our net working capital and current ratio at December 31, 2004, 2005 and 2006 are summarized as follows (dollars in millions):

	2004	2005	2006

Total current assets	$242.2	$433.3	$614.2
Total current liabilities	82.3	230.1	303.1

Net working capital	$159.9	$203.2	$311.1

Current ratio	2.94	1.88	2.03

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the years indicated (dollars in millions):

	2004	2005	2006

Capital projects, including de novo hospitals	$52.5	$94.0	$118.8
Routine	21.6	50.7	61.9
Purchase of building	—	3.2	—
Information systems	7.9	21.2	18.8

	$82.0	$169.1	$199.5

Depreciation expense (excluding 2006 price purchase allocation adjustments of $13.5 million)	$46.6	$99.1	$95.9

Ratio of capital expenditures to depreciation expense	176.0%	170.6%	208.0%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our cost of capital. We will continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care.

Debt

An analysis and roll-forward of our long-term debt during 2006 is as follows (in millions):

		Proceeds from	Payments of
	December 31, 2005	Debt Borrowings	Borrowings	Other	December 31, 2006

Senior Credit Facility:
Term B Loans	$1,281.9	$50.0	$(10.0)	$—	$1,321.9
Revolving Credit Loans	—	210.0	(100.0)	—	110.0
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	—	0.1
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	—	225.0
Other, including capital leases	3.2	—	(0.5)	4.5	7.2

	$1,516.3	$260.0	$(110.5)	$4.5	$1,670.3

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The incurrence of additional debt during 2006 was related primarily to the acquisition of the four hospitals from HCA. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	December 31,	Increase
	2005	2006	(Decrease)

Current portion of long-term debt	$0.5	$0.7	$0.2
Long-term debt	1,515.8	1,669.6	153.8

Total debt	1,516.3	1,670.3	154.0
Total stockholders’ equity	1,287.8	1,450.0	162.2

Total capitalization	$2,804.1	$3,120.3	$316.2

Total debt to total capitalization	54.1%	53.5%	(60	)bps

Percentage of:
Fixed rate debt	15.5%	14.3%
Variable rate debt*	84.5	85.7

	100.0%	100.0%

Percentage of:
Senior debt	84.8%	86.2%
Subordinated debt	15.2	13.8

	100.0%	100.0%

*	Effective November 30, 2006, we entered into an interest rate swap agreement to mitigate our floating rate risk on our outstanding variable rate borrowings which converts $900.0 million of our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 85.7% to 31.8% as of December 31, 2006. Please refer to the “Capital Resources — Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources

Senior Secured Credit Facilities

Terms

On April 15, 2005, in connection with the Province Business Combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner, as amended and restated, supplemented or otherwise modified from time to time, (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement, as amended, provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to mandatory prepayments in the event of transactions such as net proceeds from asset sales up to $600.0 million, certain equity issuances, certain debt issuances and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments

On April 15, 2005, in connection with the Province business combination, we made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. The outstanding principal balances of the Term B Loans were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, we made early installment payments under the Term B Loans totaling $118.1 million and $10.0 million during the years ended December 31, 2005 and 2006, respectively. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,321.9 million.

On June 30, 2005, in connection with the DRMC acquisition, we borrowed $150.0 million in the form of Revolving Loans. On August 23, 2005, we executed an incremental facility amendment borrowing $150.0 million in the form of incremental Term B Loans, the proceeds of which were used to pay the $150.0 million borrowed under the Revolving Loans. During March 2006, we borrowed $10.0 million under the Credit Agreement for general corporate purposes. The outstanding principal and interest were repaid before the end of March 2006. On June 30, 2006, we borrowed $50.0 million in the form of Term B Loans and $200.0 million in Revolving Loans to finance the acquisition of the four hospitals from HCA. During the fourth quarter of 2006, we repaid $90.0 million on our outstanding Revolving Loans, which included a repayment of $40.4 million from the proceeds of the sale of Saint Francis Hospital, as discussed in Note 13 to our consolidated financial statements included elsewhere in this report.

Letters of Credit and Availability

As of December 31, 2006, we had $30.4 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $259.6 million as of December 31, 2006 including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $200.0 million as of December 31, 2006, all of which is available under the additional tranche.

Interest Rates

Interest on the outstanding balances of the Term B Loans is payable, at our option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at an adjusted London Interbank Offered Rate (“Adjusted LIBO rate”) plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR plus a margin for ABR Revolving Loans or Adjusted LIBO rate plus a margin for eurodollar Revolving Loans. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the Eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00.

As of December 31, 2006, the applicable annual interest rates under the Term B Loans and Revolving Loans were 6.98% and 7.10%, respectively, which were based on the one-month Adjusted LIBO rate plus the applicable margin. The one-month Adjusted LIBO rate was 5.35% at December 31, 2006. The weighted-average applicable annual interest rate for the year ended December 31, 2006 under the Term B Loans was 6.74%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through

December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 12% of revenues for the year ending December 31, 2006, and cannot exceed 10% thereafter.

The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2006

Minimum Interest Coverage Ratio	≥3.50:1.00	4.55
Maximum Total Leverage Coverage Ratio	≤4.75:1.00	3.52
Capital Expenditure Ratio	≤12%	7.7%

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

Interest Rate Swap

On June 1, 2006, we entered into an interest rate swap agreement with CITI as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. We entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of our outstanding variable rate borrowings. The interest rate swap agreement requires us to make quarterly fixed rate payments to CITI calculated on a notional amount as set forth in the schedule below at an annual fixed rate of 5.585% while CITI will be obligated to make quarterly floating payments to us based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 30, 2006 to November 30, 2007	$900.0 million
November 30, 2007 to November 28, 2008	$750.0 million
November 28, 2008 to November 30, 2009	$600.0 million
November 30, 2009 to November 30, 2010	$450.0 million
November 30, 2010 to May 30, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from CITI. We have designated the interest rate swap as a cash flow hedge instrument, which is recorded in our accompanying balance sheet at its fair value.

We assess the effectiveness of our cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at December 31, 2006, and determined the hedge to be highly effective in accordance with SFAS No. 133. The amount of hedge ineffectiveness of our cash flow hedge instrument is not material. The interest rate swap agreement exposes us to credit risk in the event of non-performance by CITI. However, we do not anticipate non-performance by CITI. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at December 31, 2006, reflected a liability of approximately $14.7 million and is included in professional and general liability claims and other liabilities in our consolidated balance sheet. The interest rate swap reflects a liability balance as of December 31, 2006 because of a recent decrease in market interest rates.

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

The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures has been called for redemption; or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.

The conversion rate for the 3 1/4% Debentures is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock. Since the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during the year ended December 31, 2005 was trading below the conversion price of $61.22 per share, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.

On or after February 20, 2013, we may redeem for cash some or all of the 3 1/4% Debentures at any time at a price equal to 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest.

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

Senior Subordinated Credit Agreement

On June 15, 2005, we entered into a $192.0 million Senior Subordinated Credit Agreement with CITI. The net proceeds of the borrowings were used to pay the redemption price plus accrued and unpaid interest totaling $190.2 million for the extinguishment of our 4 1/2% Convertible Subordinated Notes due June 1, 2009.

We repaid the Senior Subordinated Credit Agreement on August 4, 2005 in connection with the issuance of our 3 1/4% Convertible Senior Subordinated Debentures due August 10, 2025. We cannot borrow additional amounts under this credit agreement. We incurred a charge to debt retirement costs of $2.1 million related to the deferred loan costs during the year ended December 31, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.

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

The supplemental indenture incorporating the amendments to the indenture governing the 7 1/2% Notes in connection with Province’s consent solicitation with respect to the 7 1/2% Notes became operative on April 15, 2005 and is binding upon the holders of any 7 1/2% Notes that were not tendered pursuant to such tender offer.

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

Province 4 1/4% Convertible Subordinated Notes

In connection with the Province business combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the Province 4 1/4% Convertible Subordinated Notes due 2008 in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.

Province 4 1/2% Convertible Subordinated Notes

In connection with the Province business combination, Province redeemed all of the $76.0 million outstanding principal amount of our 4 1/2% Convertible Subordinated Notes due 2005, at a redemption price of 100.9% of our principal amount, plus accrued and unpaid interest to, but excluding, May 16, 2005, the redemption date.

Historic LifePoint’s 4 1/2% Convertible Subordinated Notes

On June 15, 2005, Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of our 4 1/2% Convertible Subordinated Notes due June 1, 2009 (“the 4 1/2% Notes), at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 4 1/2% Notes were convertible at the option of the holder into shares of our common stock at a conversion price of $47.36. The closing market price of our common stock on the date of redemption was $48.74.

Prior to the redemption date, holders of approximately $35.9 million in the aggregate principal amount of the 4 1/2% Notes elected to convert their notes into an aggregate of 757,482 shares of our common stock. Approximately $185.1 million in aggregate principal amount of the 4 1/2% Notes was redeemed at the redemption price of 102.571% of the principal amount or approximately $189.9 million. Deferred finance costs of $3.1 million, bond premiums of $4.8 million and legal and other fees of $0.1 million were expensed and included in debt retirement costs for the year ended December 31, 2005. Deferred finance costs of $0.7 million were subtracted from the $35.9 million of principal converted and included in stockholders’ equity as part of the conversion to equity.

Debt Ratings

Our debt is rated by three credit rating agencies designated as Nationally Recognized Statistical Rating Organizations by the SEC:

•	Moody’s Investors Service, Inc. (“Moody’s”);

•	Standard & Poor’s Rating Services, (“S&P”); and

•	Fitch Ratings.

A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our recent ratings are primarily a reflection of the rating agencies’ concern regarding our higher leverage, increased activity in acquisitions and our ability to pay down our outstanding debt.

The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

Moody’s
	Senior	Senior Implied		S&P		Fitch Ratings
	Unsecured	Issuer		Issuer		Issuer
Date	Issuer Rating	Rating	Outlook	Rating	Outlook	Rating	Outlook

April 1999	—	—	—	B+	Stable	—	—
October 1999	—	B1	Stable	B+	Stable	—	—
February 2001	—	B1	Positive	B+	Stable	—	—
May 2001	—	Ba3	Stable	B+	Stable	—	—
June 2001	B2	Ba3	Stable	BB( – )	Stable	—	—
June 2002	B2	Ba3	Stable	BB( – )	Stable	—	—
December 2003	B2	Ba3	Stable	BB	Stable	—	—
August 2004	B2	Ba3	Negative	BB	Negative	—	—
March 2005	B2	Ba3	Stable	BB	Stable	—	—
July 2005	B2	Ba3	Stable	BB	Negative	—	—
May 2006	B2	Ba3	Stable	BB	Negative	BB( – )	Stable
January 2007	B2	Ba3	Stable	BB( – )	Stable	BB( – )	Stable

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures in 2007 to be in a range of $180.0 million to $200.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2006, we had projects under construction with an estimated additional cost to complete and equip of approximately $115.1 million. We anticipate that these projects will be completed over the next two years. See Note 8 to our consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.

Our business strategy contemplates the selective acquisition of additional hospitals and other healthcare service providers, and we regularly review these potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

The following table summarizes our significant contractual obligations as of December 31, 2006 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011

Long-term debt obligations(a)	$2,301.5	$109.8	$218.6	$1,191.5	$781.6
Capital lease obligations	9.4	1.1	2.0	1.9	4.4
Operating lease obligations(b)	59.5	14.7	18.9	9.2	16.7
Other long-term liabilities(c)	2.6	0.3	0.4	0.4	1.5
Purchase obligations(d)	194.2	95.8	90.2	3.2	5.0

	2,567.2	221.7	$330.1	$1,206.2	$809.2

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap agreement. These obligations are explained further in Note 6 to our consolidated financial statements included elsewhere in this report. We used the 6.98% and 7.10% effective interest rates at December 31, 2006 for our $1,321.9 million outstanding Term B Loans and $110.0 million outstanding Revolving Credit Loans, respectively, to estimate interest payments on these variable rate debt instruments. Our interest rate swap agreement requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBO rate on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBO rate in effect as of December 31, 2006 of 5.370% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3 1/4% Debentures may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3 1/4% Debentures would be outstanding during its entire term, which ends on August 15, 2025.

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

(c)	We had a $82.3 million other long-term liability balance on our consolidated balance sheet as of December 31, 2006. This balance reflected a $61.8 million reserve for professional and general liability claims, an interest rate swap liability balance of $14.7 million and $5.8 related to other liabilities. We excluded the $61.8 million reserve for professional and general liability claims, the $14.7 million interest rate swap liability and $2.6 million of other liabilities because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates — Professional and General Liability Claims” in this report for more information.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2006 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2007	2008-2009	2010-2011	After 2011

HCA-IT services(e)	$88.6	$27.9	$60.7	$—	$—
Capital expenditure obligations(f)	22.2	10.0	8.0	—	4.2
Physician commitments(g)	11.0	11.0	—	—	—
GEMS obligations(h)	19.8	15.8	4.0	—	—
Other purchase obligations(i)	52.6	31.1	17.5	3.2	0.8

	194.2	95.8	$90.2	$3.2	$5.0

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2009. The amounts are based on estimated fees that will be charged to our hospitals as of December 31, 2006 with an annual fee increase that is capped by the consumer price index increase. We used a 4.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $115.1 million as of December 31, 2006. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. In addition, as discussed in Part I, Item 3. Legal Proceedings of this report, we may be required to make significant expenditures in order to bring our facilities into compliance with the ADA. We are currently unable to estimate the costs that could be associated with modifying our facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities.

(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. We have committed to advance a maximum amount of approximately $43.1 million at December 31, 2006. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $11.0 million and often depends upon the financial results of a physician’s private practice during the guarantee period.

(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on March 31, 2008. The amounts in this table reflect our obligation based on the equipment we owned as of December 31, 2006.

(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2006.

Legal and Tax Matters

As disclosed in Note 5 and Note 8 to our consolidated financial statements included elsewhere in this report, we have exposure for certain tax and legal matters.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $30.4 million as of December 31, 2006, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of the adoption of FIN 48 but do not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

Segment Reporting

We operate in one reportable operating segment — healthcare services. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although we have five operating divisions, under the aggregation criteria set forth in SFAS No. 131, we only operate in one reportable operating segment — healthcare services.

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

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We are exposed to market risk related to changes in interest rates. We entered into an interest rate swap agreement effective November 30, 2006, with a maturity date of May 30, 2011 to manage our exposure to these fluctuations. The interest rate swap converts a portion of our indebtedness to a fixed rate with a decreasing notional amount starting at $900.0 million at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our credit risk related to this agreement is low because the swap agreement is with a creditworthy financial institution.

As of December 31, 2006, we had outstanding debt of $1,670.3 million, 85.7% or $1,431.9 million, of which was subject to variable rates of interest. As of December 31, 2006, the fair value of our outstanding variable rate debt approximates its carrying value and the fair value of our $225.0 million 3 1/4% Debentures was approximately $202.5 million, based on the quoted market prices at December 29, 2006.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $14.3 million as of December 31, 2006. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate our exposure to such change.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2006. As a result, the interest rate market risk implicit in these investments at December 31, 2006, if any, is low.

Item 8.	Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2006.

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

We acquired four hospitals from HCA during 2006 (two of which are classified as held for sale/discontinued operations as of December 31, 2006 and for the period from the effective date of the acquisition of July 1, 2006 through December 31, 2006) and excluded all four of these hospitals from our assessment of the effectiveness of our internal control over financial reporting. During 2006, these hospitals contributed approximately $185.0 million or 7.3% of our total revenues (including revenues from discontinued operations of approximately $94.0 million) and, as of December 31, 2006, accounted for approximately $228.1 million or 11.1% of our total assets, excluding goodwill (including $115.2 million of assets held for sale).

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Code of Ethics

Our Board of Directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground,” and, as applicable, our Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics and Common Ground are posted on our website located at www.lifepointhospitals.com under the heading “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website within four business days following such amendment or waiver.

Directors

Information with respect to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Stockholder Nominees

Information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Governance of the Company and Practices of the Board of Directors — Director Nomination Process” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Audit and Compliance Committee

Information with respect to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report” and “Governance of the Company and Practices of the Board of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control — Change in Control Arrangements” and “Compensation of Executive Officers — Summary Compensation Table — Executive Severance and Restrictive Covenant Agreement with Mr. Carpenter” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Information concerning our equity compensation plans are included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Governance of the Company and Practices of the Board of Directors — Certain Relationships and Related Transactions” and “Governance of the Company and Practices of the Board of Directors — Independence of Directors” included in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

(1) Consolidated Financial Statements:

See Item 8 in this report.

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this report.

(2) Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

(3) Exhibits:

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).
3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8 hereto.) (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320).
4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).

Exhibit
Number		Description of Exhibits

4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.
4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818).
10.6	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818.
10.7	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818).
10.8	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.9	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.10	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.11	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.12	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).

Exhibit
Number		Description of Exhibits

10.13	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).
10.14	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).
10.15	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, file No. 000-51251).
10.17	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).
10.18	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).
10.19	—	Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.20	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818).
10.21	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.22	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.23	—	Summary of LifePoint Hospitals, Inc. Non-Employee Director Compensation (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, File No. 000-51251).
10.24	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.25	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix B to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).
10.26	—	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.27	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.28	—	Separation Agreement dated June 26, 2006, by and between LifePoint CSGP, LLC and Kenneth C. Donahey (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 26, 2006, File No. 000-51251).
10.29	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (incorporated by reference from Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

Exhibit
Number		Description of Exhibits

10.30	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Current Report on Form 8-K dated April 15, 2005, File No. 000-29818).
10.31	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.32	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.33	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.34	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.35	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.36	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.37	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.38	—	Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.39	—	Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.40	—	Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.41	—	Executive Severance and Restrictive Covenant Agreement by and between LifePoint CSGP, LLC and William F. Carpenter III, dated December 11, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated December 15, 2006, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit
Number		Description of Exhibits

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Compensation Plans and Arrangements

The following is a list of all of our compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:

1.	LifePoint Hospitals, Inc. Amended and Restated 1998 Long Term Incentive Plan, as amended (filed as Exhibit 10.12)

2.	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.13)

3.	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed as Exhibit 10.14)

4.	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.15)

5.	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (filed as Exhibit 10.16)

6.	LifePoint Hospitals, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibits 10.17, 10.18, 10.19)

7.	LifePoint Hospitals, Inc. Change in Control Severance Plan (filed as Exhibit 10.20)

8.	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (filed as Exhibit 10.21)

9.	Form of Outside Directors Restricted Stock Agreement (filed as Exhibit 10.22)

10.	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibits 10.23, 10.24, 10.25, 10.26)

11.	Employment Agreement of Kenneth C. Donahey, as amended and restated (filed as Exhibit 10.27)

12.	Separation Agreement of Kenneth C. Donahey (filed as Exhibit 10.28)

13.	Executive Severance and Restrictive Covenant Agreement of William F. Carpenter III (filed as exhibit 10.41)

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

The Company assessed its internal control system as of December 31, 2006 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2006, its system of internal control over financial reporting was effective.

The Company acquired four hospitals from HCA Inc. during 2006 (two of which are classified as held for sale/discontinued operations as of December 31, 2006 and for the period from the effective date of the acquisition of July 1, 2006 through December 31, 2006). The Company excluded all four of these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. During 2006, these hospitals contributed approximately $185.0 million or 7.3% of the Company’s total revenues (including revenues from discontinued operations of approximately $94.0 million) and, as of December 31, 2006, accounted for approximately $228.1 million or 11.1% of its total assets, excluding goodwill (including $115.2 million of assets held for sale).

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

/s/ William F. Carpenter III	/s/ Michael J. Culotta
Chief Executive Officer and President	Chief Financial Officer

Brentwood, Tennessee
February 6, 2007

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LifePoint Hospitals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the four hospitals acquired from HCA Inc. during 2006 (two of which are classified as held for sale and considered discontinued operations as of December 31, 2006 and for the period from the effective date of the acquisition of July 1, 2006 through December 31, 2006). These hospitals constituted $228.1 million of total assets, including $115.2 million of assets held for sale, and $6.3 million of net assets, as of December 31, 2006, and $185.0 million of total revenues, including revenues from discontinued operations of $94 million, and $4.8 million of net income, including $1.5 million of income from discontinued operations for the period then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the four hospitals acquired from HCA Inc.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, Note 4 and Note 7 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, and FSP FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 6, 2007

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2006
(Dollars in millions, except per share amounts)

	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$30.4	$12.2
Accounts receivable, less allowances for doubtful accounts of $252.9 and $328.1 at December 31, 2005 and 2006, respectively	256.8	325.9
Inventories	56.9	66.9
Assets held for sale	22.0	115.2
Prepaid expenses	12.0	13.0
Income taxes receivable	—	11.2
Deferred tax assets	44.2	49.2
Other current assets	11.0	20.6

	433.3	614.2
Property and equipment:
Land	64.4	80.0
Buildings and improvements	986.9	1,085.2
Equipment	540.3	610.8
Construction in progress (estimated cost to complete and equip after December 31, 2006 is $115.1)	77.8	72.1

	1,669.4	1,848.1
Accumulated depreciation	(373.1)	(474.5)

	1,296.3	1,373.6

Deferred loan costs, net	35.4	31.1
Intangible assets, net	4.2	33.7
Other	5.5	4.5
Goodwill	1,449.9	1,581.3

	$3,224.6	$3,638.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85.6	$108.6
Accrued salaries	58.7	69.0
Other current liabilities	71.6	124.8
Income taxes payable	13.7	—
Current maturities of long-term debt	0.5	0.7

	230.1	303.1

Long-term debt	1,515.8	1,669.6
Deferred income taxes	124.0	120.5
Professional and general liability claims and other liabilities	60.3	82.3

Minority interests in equity of consolidated entities	6.6	12.9

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,102,882 and 57,365,018 shares issued and outstanding at December 31, 2005 and 2006, respectively	0.6	0.6
Capital in excess of par value	1,053.1	1,044.4
Unearned ESOP compensation	(9.7)	(6.4)
Unearned compensation on nonvested stock	(31.0)	—
Accumulated other comprehensive loss	—	(9.6)
Retained earnings	274.8	421.0

	1,287.8	1,450.0

	$3,224.6	$3,638.4

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2005 and 2006
(In millions, except per share amounts)

	2004	2005	2006

Revenues	$982.8	$1,841.5	$2,439.7

Salaries and benefits	402.3	739.6	960.6
Supplies	127.8	250.4	340.1
Other operating expenses	163.7	308.3	421.6
Provision for doubtful accounts	85.4	189.4	266.7
Depreciation and amortization	47.4	100.4	111.1
Interest expense, net	12.5	60.1	103.5
Debt retirement costs	1.5	12.2	—
Transaction costs	—	43.2	—

	840.6	1,703.6	2,203.6

Income from continuing operations before minority interests and income taxes	142.2	137.9	236.1
Minority interests in earnings of consolidated entities	1.0	1.1	1.3

Income from continuing operations before income taxes	141.2	136.8	234.8
Provision for income taxes	55.3	57.8	92.6

Income from continuing operations	85.9	79.0	142.2

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(0.2)	0.4	(0.9)
Impairment of assets	—	(5.8)	—
Gain (loss) on sale of hospitals	—	(0.7)	4.2

Income (loss) from discontinued operations	(0.2)	(6.1)	3.3
Cumulative effect of change in accounting principle, net of income taxes	—	—	0.7

Net income	$85.7	$72.9	$146.2

Basic earnings (loss) per share:
Continuing operations	$2.32	$1.57	$2.56
Discontinued operations	(0.01)	(0.12)	0.06
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.31	$1.45	$2.63

Diluted earnings (loss) per share:
Continuing operations	$2.18	$1.55	$2.53
Discontinued operations	(0.01)	(0.12)	0.06
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.17	$1.43	$2.60

Weighted average shares and dilutive securities outstanding:
Basic	37.0	50.1	55.6

Diluted	42.8	53.2	56.3

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2005 and 2006
(In millions)

	2004	2005	2006

Cash flows from operating activities:
Net income	$85.7	$72.9	$146.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	0.2	6.1	(3.3)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.7)
Stock-based compensation	1.8	6.5	13.2
ESOP expense (non-cash portion)	9.1	12.0	9.3
Depreciation and amortization	47.4	100.4	111.1
Amortization of deferred loan costs	1.5	4.0	5.3
Debt retirement costs	1.5	12.2	—
Transaction costs	—	43.2	—
Minority interests in earnings of consolidated entities	1.0	1.1	1.3
Deferred income taxes (benefit)	4.4	(3.2)	45.2
Reserve for professional and general liability claims, net	(0.2)	1.8	6.2
Excess tax benefits from employee stock plans	6.2	8.9	—
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(14.1)	(26.1)	(52.1)
Inventories and other current assets	(6.5)	9.4	(11.3)
Accounts payable and accrued expenses	12.0	23.1	21.5
Income taxes payable / receivable	(0.1)	20.3	(28.5)
Other	(3.0)	1.2	(2.1)

Net cash provided by operating activities-continuing operations	146.9	293.8	261.3
Net cash provided by (used in) operating activities-discontinued operations	2.5	7.6	(15.4)

Net cash provided by operating activities	149.4	301.4	245.9

Cash flows from investing activities:
Purchase of property and equipment	(82.0)	(169.1)	(199.5)
Acquisitions, net of cash acquired	(30.5)	(963.6)	(281.3)
Other	(1.1)	0.3	(3.6)

Net cash used in investing activities-continuing operations	(113.6)	(1,132.4)	(484.4)
Net cash provided by investing activities-discontinued operations	—	31.5	69.0

Net cash used in investing activities	(113.6)	(1,100.9)	(415.4)

Cash flows from financing activities:
Proceeds from borrowings	30.0	1,967.0	260.0
Payments of borrowings	(79.9)	(1,156.9)	(110.0)
Proceeds from exercise of stock options	10.2	43.6	0.6
Proceeds from employee stock purchase plans	—	2.2	3.0
Payment of debt issue costs	—	(40.7)	(1.0)
Other	1.9	(3.9)	(1.3)

Net cash (used in) provided by financing activities	(37.8)	811.3	151.3

Change in cash and cash equivalents	(2.0)	11.8	(18.2)
Cash and cash equivalents at beginning of year	20.6	18.6	30.4

Cash and cash equivalents at end of year	$18.6	$30.4	$12.2

Supplemental disclosure of cash flow information:
Interest payments	$12.1	$55.7	$107.2

Capitalized interest	$1.1	$3.0	$1.2

Income taxes paid, net	$44.6	$32.0	$75.8

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005 and 2006
(Amounts in millions)

					Unearned	Accumulated
			Capital in	Unearned	Compensation	Other
	Common Stock		Excess of	ESOP	on Nonvested	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Loss	Earnings	Stock	Total

Balance at December 31, 2003	37.9	$0.4	$301.7	$(16.1)	$—	$—	$137.2	$(28.9)	$394.3
Net income	—	—	—	—	—	—	85.7	—	85.7
Non-cash ESOP compensation earned	—	—	6.2	3.2	—	—	—	—	9.4
Exercise of stock options, including tax benefits and other	0.8	—	16.4	—	—	—	—	—	16.4
Stock activity in connection with employee stock purchase plans	—	—	1.9	—	—	—	(0.1)	—	1.8
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.2	—	6.4	—	(6.4)	—	—	—	—
Amortization of nonvested stock grants	—	—	—	—	1.9	—	—	—	1.9

Balance at December 31, 2004	38.9	0.4	332.6	(12.9)	(4.5)	—	222.8	(28.9)	509.5
Net income	—	—	—	—	—	—	72.9	—	72.9
Non-cash ESOP compensation earned	—	—	8.8	3.2	—	—	—	—	12.0
Exercise of stock options, including tax benefits and other	1.5	—	52.6	—	—	—	—	—	52.6
Stock activity in connection with employee stock purchase plans	0.1	—	1.4	—	—	—	(2.4)	—	(1.0)
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.8	—	37.2	—	(37.2)	—	—	—	—
Amortization of nonvested stock grants	—	—	—	—	6.7	—	—	—	6.7
Common stock issued in connection with the Province Business Combination	15.0	0.2	595.7	—	—	—	—	—	595.9
Change of control vesting in connection with the Province Business Combination	—	—	—	—	4.0	—	—	—	4.0
Conversion of Convertible Notes to common stock	0.8	—	35.2	—	—	—	—	—	35.2
Retirement of treasury stock	—	—	(10.4)	—	—	—	(18.5)	28.9	—

Balance at December 31, 2005	57.1	0.6	1,053.1	(9.7)	(31.0)	—	274.8	—	1,287.8
Comprehensive income:
Net income	—	—	—	—	—	—	146.2	—	146.2
Net change in fair value of interest rate swap, net of tax benefit of $5.1	—	—	—	—	—	(9.6)	—	—	(9.6)

Total comprehensive income									136.6

Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—	—	—
Non-cash ESOP compensation earned	—	—	6.4	3.3	—	—	—	—	9.7
Exercise of stock options, including tax benefits and other	—	—	0.6	—	—	—	—	—	0.6
Stock activity in connection with employee stock purchase plans	—	—	3.0	—	—	—	—	—	3.0
Stock-based compensation — nonvested stock	—	—	6.5	—	—	—	—	—	6.5
Stock-based compensation — stock options	—	—	5.8	—	—	—	—	—	5.8
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—	—	—

Balance at December 31, 2006	57.4	$0.6	$1,044.4	$(6.4)	$—	$(9.6)	$421.0	$—	$1,450.0

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc. is a holding company that is one of the largest owners and operators of general acute care hospitals in non-urban communities in the United States. Its subsidiaries own or lease their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly-owned and majority-owned subsidiaries. Any reference herein to its hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.

At December 31, 2006, the Company operated 52 hospitals, including one hospital that was sold effective January 1, 2007, and one hospital that is held for sale. In all but five of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 19 states: Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Effective January 1, 2006, the Company reclassified its LifePoint Employee Stock Ownership Plan (the “ESOP”) expense into its salaries and benefits expense because its ESOP expense consists partially of cash payments. ESOP expense for all prior periods has been reclassified to conform to the 2006 presentation. These reclassifications, along with the reclassification of the Company’s discontinued operations, have no impact on its total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has presented the operating results, financial position and cash flows of Bartow Memorial Hospital (“Bartow”), Ashland Regional Medical Center (“Ashland”), Medical Center of Southern Indiana (“Southern Indiana”), Palo Verde Hospital (“Palo Verde”), Smith County Memorial Hospital (“Smith County”), St. Joseph’s Hospital (“St. Joseph’s”) and Saint Francis Hospital (“Saint Francis”) as discontinued operations in the accompanying consolidated financial statements. The results of operations of these seven hospitals have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and certain

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of these seven hospitals are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheets, as further described in Note 3.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $30.3 million, $51.5 million and $77.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

3 1/4% Convertible Senior Subordinated Debentures.  The Company’s 3 1/4% Convertible Senior Subordinated Debentures were the only significant long-term debt instrument where the carrying amount differed from the fair value as of December 31, 2005 and 2006. As of December 31, 2005, the carrying amount and the fair value of the liability were approximately $225.0 million and $207.0 million, respectively. As of December 31, 2006, the carrying amount and the fair value of the liability were approximately $225.0 million and $202.5 million, respectively. The carrying amounts of the Company’s remaining long-term debt instruments approximate fair value, as they are subject to variable rates of interest. The fair value of the Company’s 3 1/4% Convertible Senior Subordinated Debentures was based on the quoted prices at December 30, 2005 and December 29, 2006.

Interest Rate Swap.  The fair value of the Company’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Company has designated its interest rate swap as a cash flow hedge instrument which is recorded in the Company’s consolidated balance sheet at its fair value. The Company’s interest rate swap is further described in Note 6.

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

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its established billing rates. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. For the years ended December 31, 2004, 2005 and 2006, the Company estimates services provided under its charity/indigent care programs approximated $7.7 million, $24.0 million and $42.4 million, respectively. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated third-party payor settlements resulted in increases to revenues from continuing operations of $7.4 million, $9.4 million and $13.7 million, increases to net income by approximately $4.5 million, $5.4 million and $8.3 million, and increases to diluted earnings per share by approximately $0.10, $0.10 and $0.15, (exclusive of the matter discussed in the following paragraph for the year ended December 31, 2004) for the years ended December 31, 2004, 2005, and 2006, respectively. The net estimated third party payor settlements (due from) due to the Company as of December 31, 2005 and 2006 and included in other current liabilities and accounts receivable, less allowances for doubtful accounts, respectively, in the accompanying consolidated balance sheets were approximately $(3.0) million and $3.0 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

During 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. The hospital had maintained this designation since 2001 and the fiscal intermediary had previously approved this designation. The Company and the fiscal intermediary worked together and contacted the Centers for Medicare and Medicaid Services (“CMS”) for resolution of the designation. In the interim, the Company reduced revenues by $3.2 million during 2003, representing the three-year difference in reimbursement from this change in designation. The Company received notification from CMS in 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in 2004.

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

Concentration of Revenues

During the years ended December 31, 2004, 2005, and 2006, approximately 47.8%, 45.8% and 44.8%, respectively, of the Company’s revenues from continuing operations related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues:

	Hospitals
	in State as of	Percentage of Total Revenues
State	December 31, 2006	2004	2005	2006

Kentucky	8	35.7%	21.0%	16.6%
Virginia	4	—	10.3	14.0
Louisiana	6	4.6	9.3	8.7
New Mexico	2	—	7.4	8.7
Tennessee	6	18.3	10.4	8.2
Alabama	5	11.1	8.8	7.6
West Virginia	2	8.1	4.3	6.2
Texas	3	—	5.2	5.6
Arizona	2	—	3.6	5.5

The following is an analysis by state of Medicaid payments as a percentage of the Company’s total revenues:

	Hospitals
	in State as of	Percentage of Total Revenues
State	December 31, 2006	2004	2005	2006

Kentucky	8	4.1%	2.3%	2.1%
Virginia	4	—	0.4	1.1
Alabama	5	0.7	0.9	0.9
Louisiana	6	0.4	0.9	0.9
Tennessee	6	2.5	1.3	0.8
New Mexico	2	—	0.3	0.7
Arizona	2	—	0.3	0.6
Texas	3	—	0.5	0.5
West Virginia	2	1.0	0.4	0.5
Mississippi	1	—	0.4	0.5
Utah	2	0.9	0.4	0.3
Wyoming	2	0.6	0.4	0.3
Florida	1	0.5	0.3	0.3
Kansas	1	0.2	0.2	0.1
Nevada	1	—	0.1	0.1
Colorado	1	—	0.1	0.1
South Carolina	1	—	*	0.1
Indiana	1	—	0.1	0.1
California	1	—	0.1	0.1

*	Less than 0.05%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances	Additions	Accounts
	at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of		at End
	of Year	Expenses(a)	Recoveries	Acquisitions	of Year

Allowance for doubtful accounts:
Year ended December 31, 2004	$111.7	$94.7	$(102.8)	$—	$103.6
Year ended December 31, 2005	103.6	216.1	(172.8)	106.0	252.9
Year ended December 31, 2006	252.9	273.7	(198.5)	—	328.1

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are composed of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.

Long-Lived Assets

(a)  Property and Equipment

Property and equipment acquired in connection with business combinations are recorded at estimated fair value as determined by third party valuation firms in accordance with the purchase method of accounting as prescribed in SFAS No. 141 “Business Combinations” (“SFAS No. 141”). Other acquisitions of property and equipment are recorded at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Allocated interest on funds used to pay for the construction or purchase of major capital additions is included in the cost of each capital addition.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Years

Buildings and improvements	10 – 40
Equipment	3 – 10
Assets under capital leases:
Buildings and improvements	10 – 40
Equipment	3 – 5

Depreciation expense from continuing operations was $46.6 million, $99.1 million and $109.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

As of December 31, 2006, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31 (in millions):

	2005	2006

Buildings and improvements	$140.9	$200.8
Equipment	18.4	18.6

	159.3	219.4
Accumulated amortization	(11.8)	(21.7)

	$147.5	$197.7

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $5.8 million impairment charge during the year ended December 31, 2005, as further described in Note 3.

(b)  Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

(c)  Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment. The Company performed its annual impairment tests as of October 1, 2004, 2005 and 2006, and did not incur an impairment charge. The Company’s business comprises a single reportable operating reporting unit for impairment test purposes.

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees, certificates of need and non-competition agreements. Contract-based physician revenue guarantees and non-competition agreements are amortized over the terms of the agreements. The certificates of need were determined to have indefinite lives by an independent appraiser and, accordingly, are not amortized. The Company’s goodwill and intangible assets are further described in Note 4.

Physician Minimum Revenue Guarantees

The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, to assist in establishing his or her practice.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”), which served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), by adding minimum revenue guarantees to the list of example contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a healthcare entity to a non-employed physician in order to recruit the physician to move to the entity’s geographical area and establish a private practice. In the example, the healthcare entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example in FSP FIN 45-3 is similar to certain of the Company’s physician recruiting commitments, the Company believes it falls under the accounting guidance of FSP FIN 45-3.

FSP FIN 45-3 was effective for new physician minimum revenue guarantees issued or modified on or after January 1, 2006. The Company adopted FSP FIN 45-3 effective January 1, 2006. For physician minimum revenue guarantees issued before January 1, 2006, the Company expensed the advances as they were paid to the physicians, which was typically over a period of one year. Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortizes the contract-based intangible asset to other operating expenses over the period of the physician contract, which is typically five years. The Company’s physician minimum revenue guarantees are further described in Note 4 and Note 8. The impact of adopting FSP FIN 45-3 is summarized in Note 4.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations.

Point of Life Indemnity, Ltd.

In March 2006, the Company was approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which operates as a wholly-owned subsidiary of the Company, issues malpractice insurance policies to the Company’s voluntary attending physicians at the Company’s hospitals in West Virginia. When earned, fees charged to voluntary attending physicians are included in revenues in the accompanying consolidated statements of operations and approximated $1.3 million during 2006. Reserves for the current estimate of the related outstanding claims, including incurred but not reported losses, are included as a component of the Company’s reserves for professional and general liability claims and other liabilities in the accompanying consolidated balance sheet as of December 31, 2006 and are determined based upon actuarial calculations as discussed below.

Professional and General Liability Claims

Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $10.0 million, $15.0 million and $20.0 million in the years ended December 31, 2004, 2005 and 2006, respectively, with the exception of the Company’s facilities operated in Florida, which retained $10.0 million limits during each of the years ended December 31, 2004, 2005 and 2006, and facilities located in states having state-specific medical malpractice programs.

The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates, which are discounted to present value using a 5.0% discount rate. The reserve for professional and general liability claims as of the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional and general liability claims was $55.3 million and $61.8 million at December 31, 2005 and 2006, respectively.

The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for professional and general liability claims from continuing operations, including the transaction costs discussed below, for the years ended December 31, 2004, 2005 and 2006, was approximately $5.4 million, $19.3 million and $19.7 million, respectively.

The Company ceased receiving reserve estimates from one of the three independent actuaries that had historically been used to calculate loss reserve estimates during the year ended December 31, 2004. This change in the Company’s estimation process reduced its reserve levels and related professional and general liability insurance expense by $4.0 million, which increased net income by $2.5 million ($0.06 net income per diluted share), for the year ended December 31, 2004. The Company obtained actuarial valuations with respect to reserves for professional and general liability claims semi-annually from its two independent actuaries in 2004. The mathematically averaged results of the updated actuarial valuations from these two actuaries

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced the Company’s reserve estimates for years prior to 2004 by $2.4 million, which reduced its professional and general liability expense in the year ended December 31, 2004. This change increased the Company’s net income and diluted earnings per share by approximately $1.5 million and $0.03 per diluted share, respectively, during the year ended December 31, 2004. The Company started to receive its actuarial valuations of its reserves for professional and general liability claims quarterly (it was previously semi-annually), during the year ended December 31, 2005.

The results of the quarterly valuations from the two independent actuarial firms reduced the Company’s reserve levels of professional and general liability claims for the years prior to 2005 by approximately $11.0 million. As a result, this reduced the Company’s related professional and general liability insurance expense by $11.0 million, which increased the Company’s net income by approximately $6.6 million ($0.13 net income per diluted share), for the year ended December 31, 2005.

The Company obtained actuarial valuations for the facilities acquired in connection with the Province Business Combination effective April 15, 2005, as further discussed in Note 2, to conform to the Company’s methodology with respect to reserves for professional and general liability claims. The results of the actuarial valuations increased the balance sheet reserve for professional and general liability claims of the facilities acquired in connection with the Province Business Combination by $6.8 million, or $4.2 million net of income taxes ($0.08 net income per diluted share). This adjustment was recorded as transaction costs in the Company’s consolidated statement of operations for the year ended December 31, 2005.

The results of the quarterly valuations from the two independent actuarial firms reduced the Company’s reserve levels of professional and general liability claims for the years prior to 2006 by approximately $11.8 million, during the year ended December 31, 2006. As a result, this reduced the Company’s related professional and general liability insurance expense by $11.8 million, which increased the Company’s net income by approximately $7.2 million ($0.13 net income per diluted share), for the year ended December 31, 2006.

Workers’ Compensation Reserves

Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding approximately $0.5 million for the year ended December 31, 2004, and $1.0 million for the years ended December 31, 2005 and 2006. The Company’s facilities located in West Virginia and Wyoming are required to participate in state-specific programs rather than the Company’s established program.

The Company’s reserve for workers’ compensation is based upon an independent actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The loss estimates included in the actuarial calculation may change based upon updated facts and circumstances. The Company’s reserve for worker’s compensation claims was $12.9 million and $10.7 million at December 31, 2005 and 2006, respectively.

The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for workers’ compensation claims from continuing operations for the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2004, 2005 and 2006 was approximately $4.5 million, $10.4 million and $9.6 million, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation of the incurred but not reported lag period as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $9.4 million and $13.7 million at December 31, 2005 and 2006, respectively.

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

Segment Reporting

The Company operates in one reportable operating segment — healthcare services. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had five operating divisions in 2006, under the aggregation criteria set forth in SFAS No. 131, it only operates in one reportable operating segment — healthcare services.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as described in Note 7. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company did not record any stock-based employee compensation expense for options granted under its stock-based incentive plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the day prior to the date of the grant. The Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market values of its common stock at the beginning of each offering period or at the end of each purchase period. Also, in accordance with APB 25, the Company recorded compensation expense for its nonvested stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prior to January 1, 2006, the Company disclosed its pro forma net income or loss and pro forma expense for its stock-based incentive programs.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the year ended December 31, 2006, included: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provision of SAB 107 in its adoption of SFAS No. 123(R). The impact of adopting SFAS No. 123(R) and the assumptions used to calculate the fair value of stock-based compensation is set forth in Note 7.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and restricted shares, adjusted for the shares issued to the ESOP. As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator, net income, is adjusted for interest expense related to the Company’s convertible notes, discussed further in Note 6, when dilutive. The computation of the Company’s basic and diluted EPS is set forth in Note 9.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have been accounted for as embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

Note 2.	Acquisitions

Acquisitions — 2006

Four HCA Hospitals

Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four facilities that the Company acquired were 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s, Parkersburg, West Virginia; 155-bed Saint Francis, Charleston, West Virginia; and 369-bed Raleigh General Hospital, Beckley, West Virginia. The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition, as further discussed in Note 6.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price allocation for the four former HCA hospitals has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company has engaged a third-party valuation firm to complete a valuation of certain acquired assets and liabilities, primarily real property, equipment and certain intangible assets. After the valuation is complete, the Company will adjust the purchase price allocation to reflect the final values.

The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.7
Property and equipment	151.5
Other long-term assets	0.1
Goodwill	99.0

Total assets acquired, excluding cash	265.9

Accounts payable	0.4
Accrued salaries	5.6
Other current liabilities	2.2

Total liabilities assumed	8.2

Net assets acquired	$257.7

The Company has classified St. Joseph’s and Saint Francis as assets held for sale/discontinued operations, consistent with the provisions of SFAS No. 144, effective as of the acquisition date of July 1, 2006, as further discussed in Note 3.

Havasu Joint Venture

Effective September 1, 2006, Havasu Surgery Center, Inc., (“HSC”), an Arizona corporation owned by physicians and other individuals transferred substantially all of its assets to Havasu Regional Medical Center, LLC, a newly-formed Delaware limited liability company (the “Havasu LLC”), in exchange for all of the Class A units in the Havasu LLC, plus cash. Also effective September 1, 2006, PHC-Lake Havasu, Inc., a wholly owned subsidiary of the Company which operated Havasu Regional Medical Center (“HRMC”), contributed to the Havasu LLC substantially all of the assets used in the operation of HRMC (except for real estate and home health assets), plus cash, in exchange for all of the Class B units in the Havasu LLC (the “Class B Units”). The Class B Units represent approximately a 96% equity interest in the Havasu LLC. The Company accounted for the HSC transaction as an acquisition with a purchase price of approximately $27.0 million, which consisted of $18.9 million in cash and a non-cash $8.1 million capital contribution from the minority physician partners. Goodwill recognized in connection with the acquisition of the HSC totaled $9.0 million. The purchase price allocation for HSC has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions — 2005

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

Pursuant to the Merger Agreement, on the Effective Date, the shares of Common Stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were deemed to be converted into shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock. The Company issued 15.0 million shares of its common stock, assumed $511.6 million of Province’s outstanding debt and paid $586.3 million of cash to the stockholders and option holders of Province.

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

In connection with the closing of the Province Business Combination, shares of Historic LifePoint Common Stock, which had been listed and traded on the Nasdaq National Market under the ticker symbol “LPNT,” ceased to be listed and traded on the Nasdaq National Market. However, shares of Company Common Stock are now listed and traded on the NASDAQ Global Select Market under the ticker symbol “LPNT.”

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price allocation for the Province Business Combination was finalized during the second quarter of 2006. The Company engaged a third-party valuation firm that completed a valuation of acquired assets and assumed liabilities of the Province Business Combination. In connection with the finalization of the purchase price allocation, the Company reduced the net deferred tax liabilities recorded in the preliminary purchase price allocation by $49.0 million, in accordance with SFAS No. 109, “Accounting for Income Taxes,” to remove the tax-deductible goodwill cumulative temporary difference and to account for adjustments made to the fair value acquired and liabilities assumed in purchase accounting.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$2.7
Accounts receivable, net	122.1
Inventories	21.0
Prepaid expenses	4.6
Other current assets	15.7
Property and equipment	575.6
Other long-term assets	15.8
Goodwill	1,177.3

Total assets acquired	1,934.8

Accounts payable	33.0
Accrued salaries	28.1
Other current liabilities	43.4
Long-term debt	511.6
Professional and general liability claims and other liabilities	30.1
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	648.2

Net assets acquired	$1,286.6

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other 2005 Acquisitions

On June 1, 2005, the Company consummated its agreement with the Wythe County Community Hospital (“WCCH”) to lease the 104-bed facility located in Wytheville, Virginia for a term of 30 years. Included in the transaction were certain working capital and major moveable equipment purchased as part of the lease agreement. The lease was finalized with a payment of $49.8 million, including working capital, to WCCH. Goodwill totaled $20.4 million, all of which is expected to be deductible for tax purposes.

Effective July 1, 2005, the Company acquired 350-bed Danville Regional Medical Center (“DRMC”) and related assets in Danville, Virginia for $210.0 million. Goodwill totaled $137.6 million, all of which is expected to be deductible for tax purposes.

The acquisitions of WCCH and DRMC (the “2005 Acquisitions”) were accounted for using the purchase method of accounting. The results of operations of the 2005 Acquisitions are included in the Company’s results of operations beginning on their acquisition dates. The purchase prices of the 2005 Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values as determined by a third-party valuation firm.

Impact of Final Valuations of Fixed Assets

In connection with the finalization of the purchase price allocations of both DRMC and Province, the Company recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million, net of income taxes), or $0.14 per diluted share, during the year ended December 31, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment established by the third-party valuation firm than originally anticipated in the preliminary purchase price allocations.

Acquisition — 2004

Effective July 1, 2004, the Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana from Universal Health Services, Inc. for approximately $24.8 million in cash, including certain working capital and direct acquisition costs. The Company borrowed from its then existing revolving credit facility and paid the purchase price for this acquisition on June 30, 2004. The hospital is located approximately 30 miles west of New Orleans, Louisiana and is the only hospital located in St. John the Baptist Parish. Goodwill totaled approximately $5.7 million, all of which is expected to be deductible for tax purposes.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma results of operations of the Company assume that the Province Business Combination occurred on January 1, 2004. The pro forma amounts include certain adjustments, including interest expense and taxes. Additionally, the pro forma amounts reflect the final value allocations of certain property and equipment by the third-party valuation firm for both DRMC and Province, which as previously discussed were lower than originally anticipated in the preliminary purchase price allocations.

As a result of the Province Business Combination, the Company recognized a non-recurring pre-tax charge for transaction costs of $43.2 million. The Company also recognized non-recurring pre-tax charges for debt retirement costs of $1.5 million and $12.2 million for the years ended December 31, 2004 and 2005, respectively. These non-recurring charges are reflected in the following unaudited pro forma results operations for the years ended December 31, 2004 and 2005. In addition, the pro forma amounts include adjustments that give effect to the pro forma operations of DRMC, WCCH, Memorial Medical Center of Las Cruces (located in Las Cruces, New Mexico) and River Parishes Hospital as if they were all acquired on January 1, 2004. The pro forma results of operations for the Company’s 2006 acquisitions have not been included because the continuing operations of these acquisitions are not considered material to the Company.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations (in millions, except per share amounts):

	Years Ended
	December 31,
	2004	2005

Revenues	$2,091.5	$2,227.9
Income from continuing operations	138.9	104.7
Net income	135.5	97.6
Earnings per share:
Basic:
Income from continuing operations	$2.66	$1.92
Net income	$2.60	$1.79
Diluted:
Income from continuing operations	$2.53	$1.88
Net income	$2.48	$1.75

Note 3.	Discontinued Operations

Two Former HCA Hospitals

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, the Company’s management committed to a plan to divest two of the acquired hospitals, St. Joseph’s and Saint Francis. In September 2006, the Company announced the signing of two separate definitive agreements for the sale of these two hospitals, subject to customary closing conditions. The Company sold Saint Francis effective January 1, 2007, as further discussed in Note 13, and it anticipates selling St. Joseph’s during mid-2007.

Smith County Memorial Hospital

In February 2006, the Company announced that it entered into a definitive agreement to sell Smith County, which is located in Carthage, Tennessee, to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain on the sale of approximately $3.8 million, net of income taxes ($0.07 per diluted share) during the year ended December 31, 2006.

Three Former Province Hospitals

During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination. These three hospitals were Southern Indiana, Ashland, and Palo Verde. The Company completed the sale of both Southern Indiana and Ashland to Saint Catherine Healthcare effective May 1, 2006. The Company divested Palo Verde on December 31, 2005 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. In connection with the disposal of Palo Verde Hospital, the Company recognized an impairment charge of $5.8 million, net of income taxes, or $0.10 loss per diluted share, in discontinued operations in the year ended December 31, 2005. The impairment charge related to the assets of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Palo Verde Hospital disposed by the Company for which it received $1.0 million of consideration. The following table sets forth the components of the impairment charge (in millions):

Current assets	$4.2
Property and equipment	1.7
Goodwill	3.0

8.9
Income tax benefit	(3.1)

$5.8

Bartow Memorial Hospital

During the third quarter of 2004, the Company committed to a plan to divest Bartow, which is located in Bartow, Florida. On March 31, 2005, the Company sold Bartow and recognized a net loss on the sale of approximately $0.8 million, most of which related to tax expense attributable to non-deductible goodwill.

Impact of Discontinued Operations

The results of operations, net of income taxes, of Bartow, Southern Indiana, Ashland, Palo Verde, Smith County, St. Joseph’s and Saint Francis are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period consolidated financial statements did not impact the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows.

The Company allocated $0.1 million, $0.6 million and $4.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, of interest expense to discontinued operations. For those assets being disposed that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations is based on the ratio of the net assets being disposed to the sum of total net assets of the acquisition group plus the debt incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations is based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and income (loss) before income taxes of discontinued operations for the years ended December 31, 2004, 2005 and 2006 were as follows (in millions):

	2004	2005	2006

Revenues	$46.8	$61.7	$108.4
Income (loss) before income taxes	(0.1)	0.7	(0.5)

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of and the changes in the Company’s assets held for sale for the year ended December 31, 2006 (in millions):

			Goodwill and
	Current	Property and	Intangible Assets,
	Assets	Equipment	Net	Total

Balance at December 31, 2005	$1.6	$14.7	$5.7	$22.0
Sale of Smith County	(0.3)	(6.0)	(5.7)	(12.0)
Sale of Southern Indiana and Ashland	(1.3)	(8.7)	—	(10.0)
Saint Francis and St. Joseph’s	8.3	106.5	0.4	115.2

Balance at December 31, 2006	$8.3	$106.5	$0.4	$115.2

Note 4.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 (in millions):

Balance at December 31, 2004	$138.7
Purchase price allocation for Province Business Combination	1,176.4
Purchase price allocation for 2005 Acquisitions	137.8
Impairment recognized in discontinued operations	(3.0)

Balance at December 31, 2005	1,449.9
Goodwill acquired as part of acquisitions during 2006	108.7
Consideration adjustments and adjustments to purchase price allocations for 2005 Acquisitions and Province Business Combination	22.7

Balance at December 31, 2006	$1,581.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the Company’s intangible assets at December 31 (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees
2006	$21.0	$(1.7)	$19.3
2005	—	—	—
Non-competition agreements
2006	$16.6	$(4.8)	$11.8
2005	5.9	(3.1)	2.8
Total amortized intangible assets
2006	$37.6	$(6.5)	$31.1
2005	5.9	(3.1)	2.8
Indefinite-lived intangible assets:
Certificates of need
2006	$2.6	$—	$2.6
2005	1.4	—	1.4
Total intangible assets:
2006	$40.2	$(6.5)	$33.7
2005	7.3	(3.1)	4.2

Contract-Based Physician Minimum Revenue Guarantees

As discussed in Note 1, under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for each new physician minimum revenue guarantee contract entered into after January 1, 2006. The contract-based intangible asset is amortized into physician recruiting expense over the period of the physician contract, which is typically five years. As of December 31, 2006, the Company’s liability balance for contract-based physician minimum revenue guarantees was $11.0 million, which is included in other current liabilities in the accompanying consolidated balance sheet.

The following table summarizes the impact of adopting FSP FIN 45-3 during the year ended December 31, 2006 (in millions, except per share amounts):

Increase of income from continuing operations before income taxes (included in other operating expenses)	$8.7
Provision for income taxes	(3.4)

Increase of income from continuing operations	$5.3

Increase of income per share from continuing operations:
Basic	$0.10

Diluted	$0.09

Non-Competition Agreements

As discussed in Note 2, in connection with the acquisition of HSC on September 1, 2006, the Company entered into non-competition agreements with the physician-owners of this facility. These non-competition

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements were valued at approximately $10.8 million in the aggregate by an independent appraiser and are amortized on a straight-line basis over the term of the agreements.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. An independent appraiser values each certificate of need when the Company acquires a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense under FSP FIN 45-3, were as follows during the years ended December 31, 2004, 2005 and 2006 (in millions):

2004	$0.8
2005	1.3
2006	3.4

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2007	$6.1
2008	5.3
2009	5.2
2010	4.6
2011	2.9
Thereafter	7.0

$31.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2005 and 2006 consists of the following (in millions):

	2004	2005	2006

Current:
Federal	$48.0	$52.7	$50.0
State	2.3	6.9	5.2

	50.3	59.6	55.2
Deferred:
Federal	3.7	(1.3)	32.5
State	2.0	(2.8)	(1.1)

	5.7	(4.1)	31.4
Increase (decrease) in valuation allowance	(0.7)	2.3	6.0

Total	$55.3	$57.8	$92.6

The increases in the valuation allowance in 2005 and 2006 were primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. The decrease in the valuation allowance in 2004 was primarily the result of utilization of previously reserved state net operating loss carryforwards. Various subsidiaries have state net operating loss carryforwards in the aggregate of approximately $477.3 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, South Carolina, Tennessee and West Virginia) with expiration dates through the year 2026.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31, 2004, 2005 and 2006 follows:

	2004	2005	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	3.0	1.7
ESOP expense	1.5	2.2	1.0
Valuation allowance	(0.3)	1.1	1.7
Other items, net	0.3	1.0	—

Effective income tax rate	39.2%	42.3%	39.4%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in millions):

	2005	2006

Deferred income tax liabilities:
Depreciation and amortization	$(151.0)	$(152.7)
Prepaid expenses	(6.2)	(6.9)
Other	(13.9)	(13.2)

Total deferred income tax liabilities	(171.1)	(172.8)
Deferred income tax assets:
Provision for doubtful accounts	38.2	43.7
Employee compensation	16.9	23.7
Professional liability claims	21.5	24.4
Other	20.4	41.7

Total deferred income tax assets	97.0	133.5
Valuation allowance	(5.7)	(32.0)

Net deferred income tax assets	91.3	101.5

Net deferred income tax liabilities	$(79.8)	$(71.3)

The balance sheet classification of deferred income tax assets (liabilities) at December 31 was as follows (in millions):

	2005	2006

Current	$44.2	$49.2
Long-term	(124.0)	(120.5)

Total	$(79.8)	$(71.3)

The Company’s income taxes receivable (payable) balance was $(13.7) million and $11.2 million at December 31, 2005 and 2006, respectively. The tax benefits associated with the Company’s employee stock-based compensation plans were $6.2 million, $8.9 million and $0.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carryforwards by $8.9 million and $0.1 million in 2005 and 2006, respectively.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date.

On April 7, 2005, Province received notification from the IRS of its intention to examine Province’s federal income tax return for the year ended December 31, 2003. The Company’s management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy any issues that may arise in the audit of the 2003 tax return based upon current facts and circumstances.

On April 15, 2005, the Company received notification from the IRS of its intention to examine the Company’s federal income tax return for the year ended December 31, 2003. In addition, during the second quarter of 2006, the IRS notified the Company of its intention to examine select items within the Company’s federal income tax returns for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carryforward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company’s management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue on the 1999 through 2001 audits as well as any issues that may arise in the audit of the 2003 tax return based upon current facts and circumstances.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

Long-term debt consists of the following at December 31, 2005 and 2006 (in millions):

	2005	2006

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,281.9	$1,321.9
Revolving Credit Loans	—	110.0

	1,281.9	1,431.9

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	231.2
Capital leases/other	3.2	7.2

Total long-term debt	1,516.3	1,670.3
Less: current portion	0.5	0.7

	$1,515.8	$1,669.6

Maturities of the Company’s long-term debt at December 31, 2006 are as follows for the years indicated (in millions):

2007	$0.7
2008	0.8
2009	0.6
2010	0.7
2011	992.2
Thereafter	675.3

$1,670.3

Senior Secured Credit Facilities

Terms

On April 15, 2005, in connection with the Province Business Combination, the Company entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner, as amended and restated, supplemented or otherwise modified from time to time, (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $300.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement, as amended, provides that the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by the Company’s subsidiaries with certain limited exceptions. The Term B Loans are subject to mandatory prepayments in the event of transactions such as net proceeds from asset sales up to $600.0 million, certain equity issuances, certain debt issuances and insurance proceeds. In addition, the Term B Loans are subject to additional mandatory

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments

On April 15, 2005, in connection with the Province Business Combination, the Company made two Term B Loan borrowings under the Credit Agreement that totaled $1,250.0 million. The outstanding principal balances of the Term B Loans were scheduled to be repaid in consecutive quarterly installments of approximately $3.1 million each over six years beginning on June 30, 2005. However, the Company made early installment payments under the Term B Loans totaling $118.1 million and $10.0 million during the years ended December 31, 2005 and 2006, respectively. These installment payments extinguished the Company’s required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four installments totaling $1,321.9 million.

On June 30, 2005, in connection with the DRMC acquisition, the Company borrowed $150.0 million in the form of Revolving Loans. On August 23, 2005, the Company executed an incremental facility amendment borrowing $150.0 million in the form of incremental Term B Loans thereunder, the proceeds of which were used to pay the $150.0 million borrowed under the Revolving Loans. During March 2006, the Company borrowed $10.0 million under the Credit Agreement for general corporate purposes. The outstanding principal and interest were repaid before the end of March 2006. On June 30, 2006, the Company borrowed $50.0 million in the form of Term B Loans and $200.0 million in Revolving Loans to finance the acquisition of the four hospitals from HCA. During the fourth quarter of 2006, the Company repaid $90.0 million on its outstanding Revolving Loans, which included a repayment of $40.4 million from the proceeds of the sale of Saint Francis, as discussed in Note 13.

Letters of Credit and Availability

As of December 31, 2006, the Company had $30.4 million in letters of credit outstanding under the Revolving Loans which was related to the self-insured retention level of the Company’s general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $259.6 million as of December 31, 2006 including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $200.0 million as of December 31, 2006, all of which is available under the additional tranche.

Interest Rates

Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at an adjusted London Interbank Offered Rate (“Adjusted LIBO rate”) plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR plus a margin for ABR Revolving Loans or Adjusted LIBO rate plus a margin for eurodollar Revolving Loans. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00.

As of December 31, 2006, the applicable annual interest rates under the Term B Loans and Revolving Loans were 6.98% and 7.10%, respectively, which were based on the one-month Adjusted LIBO rate plus the applicable margin. The one-month Adjusted LIBO rate was 5.35% at December 31, 2006. The weighted-average applicable annual interest rate for the year ended December 31, 2006 under the Term B Loans was 6.74%.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenants

The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.75:1.00 for the periods ending on September 30, 2005 through December 31, 2006; 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is also limited with respect to amounts it may spend on capital expenditures. Such amounts cannot exceed 12% of revenues for the year ending December 31, 2006, and cannot exceed 10% thereafter.

The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31,2006

Minimum Interest Coverage Ratio	≥3.50:1.00	4.55
Maximum Total Leverage Coverage Ratio	≤4.75:1.00	3.52
Capital Expenditure Ratio	≤12%	7.7%

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

Senior Subordinated Credit Agreement

On June 15, 2005, the Company entered into a $192.0 million Senior Subordinated Credit Agreement with CITI. The net proceeds of the borrowings were used to pay the redemption price plus accrued and unpaid interest totaling $190.2 million, for the extinguishment of LifePoint’s 4 1/2% Convertible Subordinated Notes due June 1, 2009.

The Company repaid the Senior Subordinated Credit Agreement on August 4, 2005 in connection with the issuance of its 3 1/4% Convertible Senior Subordinated Debentures due August 10, 2025. The Company cannot borrow additional amounts under this credit agreement. The Company incurred a charge to debt retirement costs of $2.1 million related to the deferred loan costs during the year ended December 31, 2005 in connection with the repayment of borrowings under the Senior Subordinated Credit Agreement.

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

The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures has been called for redemption; or (3) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of its common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of its common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness the Company may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.

The conversion rate for the 3 1/4% Debentures is initially 16.3345 shares of the Company’s common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock. Since the principal portion of the 3 1/4% Debentures is payable only in cash and the Company’s common stock price during the year ended December 31, 2005 was trading below the conversion price of $61.22 per share, there are no potential common shares related to the 3 1/4% Debentures included in the Company’s earnings per share calculations.

On or after February 20, 2013, the Company may redeem for cash some or all of the 3 1/4% Debentures at any time at a price equal to 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require the Company to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Province 4 1/4% Convertible Subordinated Notes

In connection with the Province Business Combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the Province 4 1/4% Convertible Subordinated Notes due 2008 in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement.

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

Historic LifePoint’s 4 1/2% Convertible Subordinated Notes

On June 15, 2005, Historic LifePoint called for redemption all of the $221.0 million outstanding principal amount of its 4 1/2% Convertible Subordinated Notes due June 1, 2009, at a redemption price of 102.571% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The 4 1/2% Convertible Subordinated Notes were convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $47.36. The closing market price of the Company’s common stock on the date of redemption was $48.74.

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

Interest Rate Swap

On June 1, 2006, the Company entered into an interest rate swap agreement with CITI as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to CITI calculated on a notional amount as set forth in the schedule below at an annual fixed rate of 5.585% while CITI will be obligated to make quarterly floating payments to the Company based on the three-month LIBO rate on the same referenced notional amount.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule
Date Range	Notional Amount

November 30, 2006 to November 30, 2007	$900.0 million
November 30, 2007 to November 28, 2008	$750.0 million
November 28, 2008 to November 30, 2009	$600.0 million
November 30, 2009 to November 30, 2010	$450.0 million
November 30, 2010 to May 30, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from CITI. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying balance sheet at its fair value.

The Company assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. The Company completed an assessment of the cash flow hedge instrument at December 31, 2006, and determined the hedge to be highly effective in accordance with SFAS No. 133. The amount of hedge ineffectiveness of the Company’s cash flow hedge instrument is not material. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by CITI. However, the Company does not anticipate non-performance by CITI. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2006, reflected a liability of approximately $14.7 million and is included in professional and general liability claims and other liabilities in the Company’s consolidated balance sheet. The interest rate swap reflects a liability balance as of December 31, 2006 because of a recent decrease in market interest rates.

Note 7.	Stockholders’ Equity

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides that up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the Board of Directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company (“Series A Preferred Stock”) at a price of $35 per one one-thousandth of a share, subject to adjustment.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not determined by the Company’s Board of Directors to be in the best interests of all of the Company’s stockholders. The rights should not interfere with any merger or other business combination approved by the Board of Directors.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under SFAS No. 130, “Reporting Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2004 and 2005, the Company had no items of comprehensive income (loss) recorded directly to stockholders’ equity. Accordingly, comprehensive income (loss) was equivalent to net income during these years.

During the year ended December 31, 2006, the Company entered into an interest rate swap agreement, which the Company has designated as a cash flow hedge in accordance with SFAS No. 133. The changes in the fair value of the interest rate swap during the year ended December 31, 2006 resulted in a comprehensive loss of $14.6 million, or $9.6 million net of income taxes. If the interest rate swap does not remain highly effective as a cash flow hedge, the derivative’s gain or loss reported through comprehensive income (loss) will be reclassified into earnings.

ESOP Compensation

The ESOP is a defined contribution retirement plan that covers substantially all of the Company’s employees. When the ESOP was established in 1999, the ESOP purchased from the Company approximately 8.3% of the Company’s outstanding common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which is being repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company’s stock acquired by the ESOP is held in a suspense account and is being allocated to participants at book value from the suspense account as the loan is repaid over a 10-year period.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1999 through 2008). As the shares are committed to be released, the shares become outstanding for earnings per share calculations.

The Company’s ESOP expense has two components: common stock and cash. Shares of the Company’s common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of the Company’s common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were $3.2 million and $3.9 million of discretionary cash contributions during the years ended December 31, 2005 and 2006, respectively.

The Company’s ESOP expense was $9.4 million, $14.7 million and $13.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. There was an additional $0.5 million and $0.4 million of ESOP expense allocated to discontinued operations for the years ended December 31, 2005 and 2006, respectively. The ESOP expense tax deduction attributable to released shares is fixed at $3.2 million per year. The fair value of unreleased shares was $15.7 million at December 31, 2006.

The ESOP shares as of December 31, 2006 were as follows:

Allocated shares	2,237,375
Shares committed to be released	—
Unreleased shares	559,344

Total ESOP shares	2,796,719

Stock-Based Compensation

Impact of the Adoption of SFAS No. 123(R)

The table below summarizes the compensation expense for stock options that the Company recorded for continuing operations in accordance with SFAS No. 123(R) for the year ended December 31, 2006 (in millions, except for per share amounts). The impact of the adoption of SFAS No. 123(R) on discontinued operations was nominal for this period.

Reduction of income from continuing operations before income taxes (included in salaries and benefits)	$5.7
Income tax benefit	(2.1)

Reduction of income from continuing operations	$3.6

Reduction of income per share from continuing operations:
Basic	$0.06

Diluted	$0.06

Companies were required to make an accounting policy decision under SFAS No. 123 about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. The Company has historically recognized its pro-forma stock option expense using an estimated forfeiture rate. However, the Company also had a policy (prior to January 1, 2006) of recognizing the effect of forfeitures as they occurred for its nonvested stock. Under SFAS No. 123(R), the Company was required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust its

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost for those nonvested awards that are not expected to vest. This adjustment is reported in the consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on its balance sheet.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the year ended December 31, 2006.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The pool of excess tax benefits at the adoption date of January 1, 2006 was $9.3 million.

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

The Company’s 1998 Long-Term Incentive Plan (“LTIP”), as amended, authorizes 13,625,000 shares of the Company’s common stock for issuance as of December 31, 2006. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value on the day prior to the date of grant. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. Options to purchase 906,300, 785,813 and 918,245 shares were granted to the Company’s employees during the years ended December 31, 2004, 2005 and 2006, respectively, under this plan with an exercise price equal to the fair market value on the date of grant.

The Company’s outstanding nonvested stock awards have a cliff-vesting period ranging three to five years from the grant date and a majority contain no vesting requirements other than continued employment of the employee. There are certain nonvested stock awards that require the vesting be contingent upon the satisfaction of certain financial goals in addition to continued employment of the employee, which is further discussed below in this Note. The Company granted 175,000, 880,451 and 393,844 shares of nonvested stock awards to certain key employees under the LTIP during the years ended December 31, 2004, 2005 and 2006, respectively.

Vesting of awards granted under the LTIP may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, vesting for all nonvested outstanding options, except for those granted in December 2004, and vesting for all outstanding nonvested stock awards under the LTIP were accelerated as a result of the Province Business Combination, as further discussed in Note 2.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outside Directors Stock and Incentive Compensation Plan

The Company also has an Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) for which 375,000 shares of the Company’s common stock have been reserved for issuance. There were no options granted under this plan during the years ended December 31, 2004, 2005 or 2006. The outstanding options under this plan become exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.

The ODSICP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal stock-based compensation expense amount under this plan. As of December 31, 2006, there were 16,624 deferred stock units outstanding under the ODSICP.

The Company granted 21,000 and 31,500 shares of nonvested stock awards to its outside directors under the ODSICP during the years ended December 31, 2004 and 2005, respectively. The outstanding nonvested stock awards granted under the ODSICP vest three years from the grant date and contain no vesting requirements other than continued service of the director. Vesting may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, vesting for all nonvested outstanding stock options and outstanding nonvested stock awards under the ODSICP were accelerated as a result of the Province Business Combination, as further discussed in Note 2.

On May 9, 2006, pursuant to the ODSICP, the Company’s Board of Directors, upon recommendation of the compensation committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to each of the seven members of the Board of Directors who are not employees of the Company or any of its subsidiaries. This award will be fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the 2007 Annual Meeting of Stockholders of the Company; (ii) the death or disability of the non-employee director; or (iii) events described in Section 7.1 of the ODSICP. Generally, such shares will be forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the 2007 Annual Meeting of Stockholders. The non-employee director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

ESPP

The Company sponsors an employee stock purchase plan which allows employees to purchase shares of the Company’s common stock at a discount. There were 300,000 shares of the Company’s common stock reserved for issuance under this plan at December 31, 2006. Prior to January 1, 2006 the ESPP provided for employees to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123(R) so that the plan is not compensatory under the new standard and no expense is recognized. The Company received $0.7 million, $1.6 million and $2.2 million for the issuance of common stock under this plan during the years ended December 31, 2004, 2005 and 2006, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented below is a summary of activity under the ESPP for 2004, 2005 and 2006:

Shares Available
for Issuance

December 31, 2003	189,323
Issuances	(27,924)

December 31, 2004	161,399
Issuances	(53,422)

December 31, 2005	107,977
Issuances	(71,847)

December 31, 2006	36,130

MSPP

The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. There were 250,000 shares of the Company’s common stock reserved for issuance under this plan at December 31, 2006. Such shares are subject to a three-year cliff-vesting period. As of April 15, 2005, vesting for all outstanding nonvested shares of MSPP restricted stock were accelerated as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory tax withholding purposes. The Company redeemed 3,760 and 21,084 shares upon vesting of the MSPP restricted stock during the years ended December 31, 2004 and 2005, respectively. There were no redemptions during the year ended December 31, 2006, because there were no MSPP shares vested during that year. The Company recognizes a nominal stock-based compensation expense amount under this plan as a result of the relatively small number of participants in the MSPP. The Company received $0.4 million, $0.6 million and $0.8 million for the issuance of stock under this plan during the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2006, there were 38,770 restricted shares outstanding under the MSPP.

Presented below is a summary of activity under the MSPP for 2004, 2005 and 2006:

Shares Available
for Issuance

December 31, 2003	144,534
Forfeitures	7,704
Issuances	(25,932)

December 31, 2004	126,306
Forfeitures	857
Issuances	(22,037)

December 31, 2005	105,126
Forfeitures	2,176
Issuances	(31,179)

December 31, 2006	76,123

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Change in Stock Option Valuation Model

In January 2006, the Company changed from the Black-Scholes-Merton option valuation model (“BSM”) to a lattice-based option valuation model, the Hull-White II Valuation Model (“HW-II”). The Company prefers the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the reasonably large pool of the Company’s unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company used a third party to assist in developing the assumptions used in estimating the fair values of stock options granted for the year ended December 31, 2006.

Valuation

The Company estimated the fair value of stock options granted during the year ended December 31, 2006 using the HW-II lattice option valuation model and a single option award approach. The Company estimated the fair value of stock options granted prior to January 1, 2006 using the BSM valuation model. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the year ended December 31, 2006 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the indicated years:

	2004	2005	2006

Expected volatility	53.1%	54.7%	32.8%
Risk free interest rate (range)	2.11 - 3.43%	3.76 - 4.34%	4.38 - 5.21%
Expected dividends	—	—	—
Average expected term (years)	3.0	4.0	5.4
Fair value per share of stock options granted	$12.66	$19.62	$11.15

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of stock option activity under both the LTIP and ODSICP during the year ended December 31, 2006 is as follows:

						Weighted
		Weighted	Weighted			Average
		Average	Average		Aggregate	Remaining
	Number	Exercise	Fair	Total	Intrinsic	Contractual
Stock Options	of Shares	Price	Value	Fair Value	Value(a)	Term
				(In millions)	(In millions)	(In years)

Outstanding at December 31, 2005	3,559,674	$29.98	$12.24	$43.6	$32.4	7.17
Exercisable at December 31, 2005	2,794,401	$26.60	$10.26	$28.7	$32.4	N/A
Granted	918,245	33.24	11.15	10.2	N/A	N/A
Forfeited (pre-vest cancellation)	(302,974)	37.74	15.59	(4.7)	N/A	N/A
Exercised	(30,327)	17.62	6.38	(0.2)	0.5	N/A
Expired (post-vest cancellation)	(23,094)	36.92	15.72	(0.4)	N/A	N/A
Vested	238,317	42.31	19.50	4.7	N/A	N/A

Outstanding at December 31, 2006	4,121,524	$30.19	$11.77	$48.5	$24.5	6.14
Exercisable at December 31, 2006	2,979,297	$27.87	$11.00	$32.8	$24.1	5.07

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2004 and 2005 was $17.8 million and $22.0 million, respectively. The Company received $10.2 million, $43.6 million and $0.5 million in cash from stock option exercises for the years ended December 31, 2004, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises of the stock-based payment arrangements totaled $6.2 million and $8.9 million for the years ended December 31, 2004 and 2005. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the year ended December 31, 2006.

As of December 31, 2006, there was $10.1 million of total unrecognized compensation cost related to stock option compensation arrangements under the LTIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested stock activity under both the LTIP and ODSICP, including 24,500 restricted stock units granted under the ODSICP, during the year ended December 31, 2006 is as follows:

		Weighted
	Number	Average	Total	Aggregate
Nonvested Shares	of Shares	Fair Value	Fair Value	Intrinsic Value
			(In millions)	(In millions)

Outstanding at December 31, 2005	865,034	$42.76	$37.0	$32.4
Granted	418,344	33.23	13.9	N/A
Vested	—	—	—	—
Forfeited (pre-vest cancellation)	(268,644)	40.34	(10.8)	N/A

Outstanding at December 31, 2006	1,014,734	$39.47	$40.1	$34.2

During the year ended December 31, 2006, the Company granted 135,500 shares of nonvested stock awards under the LTIP to certain senior executives, 50,000 of which were forfeited when Mr. Donahey retired during June 2006. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. Under the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. These performance goals were met during the year ended December 31, 2006. If these performance goals were not met, no compensation expense would have been recognized and any recognized compensation expense would have been reversed.

As of December 31, 2006, there was $20.5 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSICP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.5 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comparable Disclosures

As discussed above, the Company accounted for stock-based compensation under the fair value method of SFAS No. 123(R) during the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25. Accordingly, the Company recorded stock-based compensation expense for its nonvested stock and did not record stock-based compensation expense for its stock options and ESPP for the years ended December 31, 2004 and 2005. The following table illustrates the effect on the Company’s net income and net income per share for the years ended December 31, 2004, 2005 and 2006 if it had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the BSM valuation model (in millions, except per share amounts):

	2004	2005(a)	2006

Net income, as reported in prior period(b)	$85.7	$72.9
Add: Stock-based compensation expense included in reported net income, net of income taxes	1.1	6.7
Less: Stock-based compensation expense determined under fair value based method for all awards, net of income taxes(c)	(9.0)	(16.5)

Net income, including stock-based compensation(d)	$77.8	$63.1	$146.2

Net income per share:
Basic — as reported in prior period(b)	$2.31	$1.45

Basic — including stock-based compensation(d)	$2.10	$1.26	$2.63

Diluted — as reported in prior period(b)	$2.17	$1.43

Diluted — including stock-based compensation(d)	$1.99	$1.24	$2.60

(a)	All outstanding stock options as of April 15, 2005, except for 28,500 stock options granted in December 2004, and all outstanding nonvested stock awards became fully vested on April 15, 2005, as a result of the Province Business Combination and the change of control provisions in the Company’s stock-based compensation plans. The estimated pro forma after-tax charge the Company would have incurred during the year ended December 31, 2005 as a result of the accelerated vesting of stock options was $4.9 million. In addition, as a result of the accelerated vesting of nonvested stock awards, the Company recognized an after-tax charge of $2.5 million for the year ended December 31, 2005.

(b)	Net income and net income per share as reported for periods prior to January 1, 2006 did not include stock-based compensation expense for stock options and the Company’s ESPP because it did not adopt the recognition provisions of SFAS No. 123.

(c)	Stock-based compensation expense for periods prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(d)	Net income and net income per share including stock-based compensation for periods prior to January 1, 2006 are based on the pro forma application of SFAS No. 123.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation

The following table summarizes the Company’s stock benefit activity for the last three years:

		Stock Options		Nonvested Stock
		Outstanding		Outstanding		Deferred
			Weighted		Weighted	Stock Units
	Shares		Average		Average	Outstanding
	Available	Number of	Exercise	Number of	Grant Date	Number of
	for Grant	Shares	Price	Shares	Price	Shares

December 31, 2003	2,640,452	4,393,442	$23.91	—	$—	9,478
Increases in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	27.43	186,000	33.70	10,310
Increases in shares available (approved by stockholders)	2,000,000	—	N/A	—	—	—
Stock option grants	(785,813)	785,813	42.65	—	—	—
Deferred stock unit grants	(2,088)	—	N/A	—	—	2,088
Deferred stock units vested	—	—	N/A	—	—	(1,230)
Nonvested stock grants	(911,951)	—	N/A	911,951	42.76	—
Stock option exercises	—	(1,515,080)	28.72	—	—	—
Stock option cancellations	70,640	(70,640)	40.02	—	—	—
Change of control vesting	—	—	N/A	(186,000)	33.67	—
Nonvested stock cancellations	46,917	—	N/A	(46,917)	42.80	—

December 31, 2005	4,329,007	3,559,674	29.98	865,034	42.76	11,168
Stock option grants	(918,245)	918,245	33.24	—	—	—
Deferred stock unit grants	(6,255)	—	N/A	—	—	6,255
Deferred stock units vested	—	—	N/A	—	—	(799)
Nonvested stock grants	(418,344)	—	N/A	418,344	33.23	—
Stock option exercises	—	(30,327)	17.62	—	—	—
Stock option cancellations	326,068	(326,068)	37.68	—	—	—
Nonvested stock cancellations	268,644	—	N/A	(268,644)	40.34	—

December 31, 2006	3,580,875	4,121,524	$30.19	1,014,734	$39.47	16,624

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the last three years (in millions):

	2004	2005(a)	2006

Nonvested stock	$1.8	$6.5	$7.5
Stock options	—	—	5.7

Total stock-based compensation expense	$1.8	$6.5	$13.2

Tax benefits on stock-based compensation expense	$0.6	$2.4	$5.2

(a)	This excludes the $4.0 million ($2.5 million, net of income taxes) of compensation expense the Company recognized that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination.

The Company did not capitalize any stock-based compensation cost for the years ended December 31, 2004, 2005 and 2006. As of December 31, 2006, there was $30.6 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.3 years.

Note 8.	Commitments and Contingencies

Americans with Disabilities Act Claim

The Americans with Disabilities Act (“ADA”) generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit in the United States District Court for the Eastern District of Tennessee (“District Court”), against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, in addition to attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company is vigorously defending the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2006, the plaintiffs have conducted inspections at 27 of the Company’s hospitals, including the now divested Smith County. To date, the District Court approved the settlement agreements between the parties relating to 13 of the Company’s facilities. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed remedial work on three facilities for an aggregate cost of $1.0 million. The Company currently anticipates that the aggregate costs associated with ten other facilities that are subject to court approved settlement agreements will range from $5.1 million to $7.0 million.

While the former Province facilities, DRMC and WCCH are not the subject of this lawsuit, if these facilities become subject to the class action lawsuit, the Company may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and the Company’s financial position and results of operations would be adversely affected as a result. The plaintiff in this lawsuit has represented to the District Court that it will amend the lawsuit to add to the Company’s acquired facilities and dismiss the divested facilities. Noncompliance with the requirements of the ADA could result in the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

imposition of fines against the Company by the federal government or the payment of damages by the Company.

Legal Proceedings and General Liability Claims

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. The Company is currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $43.1 million at December 31, 2006. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $11.0 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company adopted FSP FIN 45-3 effective January 1, 2006, which affects the accounting for advances to physicians, as further discussed in Note 1 and Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $72.1 million in uncompleted projects as of December 31, 2006, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2006, the Company had projects under construction with an estimated cost to complete and equip of approximately $115.1 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $11.3 million for capital expenditures and improvements before July 1, 2008. The Company has incurred approximately $3.5 million of the required capital expenditures and improvements as of December 31, 2006.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $2.4 million of the required capital expenditures and improvements as of December 31, 2006.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2006 and the Company anticipates the replacement facility will be completed in the second quarter of 2007.

There are required annual capital expenditure commitments in connection with several of the Company’s other facilities. In accordance with the purchase agreements for the Martinsville, Virginia; Las Cruces, New Mexico; and Los Alamos, New Mexico facilities, the Company is obligated to make ongoing annual expenditures based on a percentage of net revenues.

Acquisitions

The Company has historically acquired businesses with prior operating histories. Acquired companies, including the former Province hospitals, may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company was not indemnified by Province in connection with the Province Business Combination.

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, “Accounting for Leases,” as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2004, 2005 and 2006 was $9.4 million, $17.9 million and $24.7 million, respectively.

Future minimum lease payments at December 31, 2006, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating	Capital Lease
	Leases	Obligations	Total

2007	$14.7	$1.1	$15.8
2008	10.5	1.1	11.6
2009	8.4	0.9	9.3
2010	5.4	0.9	6.3
2011	3.8	1.0	4.8
Thereafter	16.7	4.4	21.1

	$59.5	9.4	$68.9

Less: interest portion		2.2

Long-term obligations under capital leases		$7.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

Note 9.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2005 and 2006 (dollars and shares in millions, except per share amounts):

	2004	2005	2006

Numerator:
Numerator for basic earnings (loss) per share — income from continuing operations	$85.9	$79.0	$142.2
Interest on convertible notes, net of taxes	7.3	3.3	—

Numerator for diluted earnings per share — income from continuing operations	93.2	82.3	142.2
Income (loss) from discontinued operations, net of income taxes	(0.2)	(6.1)	3.3
Cumulative effect of change in accounting principle	—	—	0.7

	$93.0	$76.2	$146.2

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	37.0	50.1	55.6
Effect of dilutive securities:
Employee stock benefit plans	0.8	0.9	0.7
Convertible notes	5.0	2.2	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	42.8	53.2	56.3

Basic earnings (loss) per share:
Continuing operations	$2.32	$1.57	$2.56
Discontinued operations	(0.01)	(0.12)	0.06
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.31	$1.45	$2.63

Diluted earnings (loss) per share:
Continuing operations	$2.18	$1.55	$2.53
Discontinued operations	(0.01)	(0.12)	0.06
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$2.17	$1.43	$2.60

Note 10.	Change in the Company’s Chief Executive Officer and Chairman

Effective June 26, 2006, Executive Vice President William F. Carpenter III, was named President and Chief Executive Officer of the Company. Mr. Carpenter replaced Kenneth C. Donahey, who retired after serving five years as the Company’s Chairman, President and Chief Executive Officer. In addition, on June 25, 2006, Mr. Donahey resigned from the Company’s Board of Directors and Mr. Carpenter was elected by the Company’s Board of Directors to fill the vacancy resulting from Mr. Donahey’s resignation. In addition, the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Lead Director, Owen G. Shell, Jr., was elected as the Company’s Chairman of the Board as of June 26, 2006.

Effective June 25, 2006, LifePoint CSGP, LLC, a subsidiary of the Company, entered into a Separation Agreement with Mr. Donahey that terminated the employment agreement between LifePoint CSGP, LLC and Mr. Donahey (the “Employment Agreement”). Mr. Donahey has and will receive $3.5 million in two equal installments, on December 27, 2006 and June 27, 2007, together with a payment to cover any liability for federal excise tax he may incur as a result of the receipt of such payments. The confidentiality provisions of the Employment Agreement remain in effect for 36 months. In accordance with the terms of his pre-existing option agreements, Mr. Donahey may exercise his stock options that were vested at the time of his retirement over a period of three years after his retirement date. He will receive insurance benefits comparable to those available to Company executives for a period of two years. The Company and Mr. Donahey also agreed to a mutual release of claims, except for any indemnity claims to which Mr. Donahey may be entitled and for breaches of the Separation Agreement. Mr. Donahey agreed not to compete with the Company for a period of one year in non-urban hospitals, diagnostic/imaging or surgery centers, and the physician recruitment business, subject to certain limitations, and he agreed not to induce or encourage the departure of Company employees for a period of one year.

As a result of Mr. Donahey’s retirement, the Company incurred additional net pre-tax compensation expense of approximately $2.0 million ($1.2 million net of income taxes), or a decrease in diluted earnings per share of $0.02, for the year ended December 31, 2006. This compensation expense consists of the $3.5 million in cash payments, as described above, offset by a $1.5 million pre-tax reversal of stock compensation expense resulting from the forfeiture of his unvested stock options and nonvested stock.

Note 11.	Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	2005	2006

Cash received in advance in connection with the sale of Saint Francis (see Note 13)	$—	$40.4
Accrued interest related to long-term debt	13.6	11.3
Workers’ compensation liability	12.9	10.7
Medical benefits liability	9.4	13.7
Physician minimum revenue guarantee liability	—	11.0
Other	35.7	37.7

	$71.6	$124.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2005
	First	Second	Third	Fourth

Revenues	$272.0	$464.4	$548.9	$556.2

Income (loss) from continuing operations	$25.8	$(3.1)	$30.3	$26.0
Discontinued operations:
Income (loss) from discontinued operations	0.8	0.6	(0.5)	(0.5)
Impairment of assets	—	(4.7)	(0.2)	(0.9)
Gain (loss) on sale of hospitals	(0.8)	0.1	—	—

Loss from discontinued operations	—	(4.0)	(0.7)	(1.4)

Net income (loss)	$25.8	$(7.1)	$29.6	$24.6

Basic earnings (loss) per share:
Continuing operations	$0.68	$(0.06)	$0.55	$0.47
Discontinued operations	—	(0.07)	(0.01)	(0.03)

Net income (loss)	$0.68	$(0.13)	$0.54	$0.44

Diluted earnings (loss) per share:
Continuing operations	$0.63	$(0.06)	$0.54	$0.46
Discontinued operations	—	(0.07)	(0.01)	(0.02)

Net income (loss)	$0.63	$(0.13)	$0.53	$0.44

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First	Second	Third	Fourth

Revenues	$589.6	$569.2	$640.3	$640.6

Income from continuing operations	$33.8	$36.4	$34.5	$37.5
Discontinued operations:
Income (loss) from discontinued operations	(0.2)	(1.3)	(0.2)	0.8
Gain (loss) on sale of hospitals	3.8	(0.3)	0.6	0.1

Income (loss) from discontinued operations	3.6	(1.6)	0.4	0.9
Cumulative effect of change in accounting principle	0.7	—	—	—

Net income	$38.1	$34.8	$34.9	$38.4

Basic earnings (loss) per share:
Continuing operations	$0.61	$0.65	$0.62	$0.67
Discontinued operations	0.07	(0.02)	0.01	0.02
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income	$0.69	$0.63	$0.63	$0.69

Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.65	$0.61	$0.66
Discontinued operations	0.07	(0.03)	0.01	0.02
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income	$0.68	$0.62	$0.62	$0.68

Note 13.	Subsequent Events

Effective January 1, 2007, the Company completed the sale of Saint Francis to Herbert J. Thomas Memorial Hospital Association. Proceeds from the sale of approximately $40.4 million in cash, were received by the Company on December 29, 2006, and were used to pay down a portion of the Company’s outstanding debt, the payment of which is reflected in the accompanying consolidated balance sheet as of December 31, 2006. Additionally, the Company recorded a $40.4 million liability reflecting the advanced receipt of the cash proceeds, which is included in other current liabilities on the accompanying consolidated balance sheet as of December 31, 2006, as disclosed in Note 11. Since the effective date of the transaction was January 1, 2007, no gain or loss was recognized in connection with the disposal of Saint Francis for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 6, 2007.

LIFEPOINT HOSPITALS, INC.

By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Chairman of the Board of Directors	February 6, 2007

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 6, 2007

/s/ MICHAEL J. CULOTTA Michael J. Culotta	Chief Financial Officer (Principal Financial Officer)	February 6, 2007

/s/ GARY D. WILLIS Gary D. Willis	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2007

/s/ RICHARD H. EVANS Richard H. Evans	Director	February 6, 2007

/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr	Director	February 6, 2007

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 6, 2007

/s/ RICKI TIGERT HELFER Ricki Tigert Helfer	Director	February 6, 2007

/s/ WILLIAM V. LAPHAM William V. Lapham	Director	February 6, 2007

/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 6, 2007

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).
3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8 hereto.) (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320).
4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).
4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.
4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

Exhibit
Number		Description of Exhibits

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818).
10.6	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual report on Form 10-K for the year ended December 31, 2004, File No. 000-29818.
10.7	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818).
10.8	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.9	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.10	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.11	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.12	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).
10.13	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).
10.14	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).
10.15	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, file No. 000-51251).
10.17	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).
10.18	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).

Exhibit
Number		Description of Exhibits

10.19	—	Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.20	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818).
10.21	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).
10.22	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.23	—	Summary of LifePoint Hospitals, Inc. Non-Employee Director Compensation (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, File No. 000-51251).
10.24	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.25	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix B to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).
10.26	—	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).
10.27	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.28	—	Separation Agreement dated June 26, 2006, by and between LifePoint CSGP, LLC and Kenneth C. Donahey (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 26, 2006, File No. 000-51251).
10.29	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (incorporated by reference from Appendix A to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
10.30	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from the exhibits filed to Historic LifePoint Hospitals’ Current Report on Form 8-K, dated April 15, 2005, File No. 000-29818).
10.31	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.32	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.33	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).

Exhibit
Number		Description of Exhibits

10.34	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.35	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.36	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.37	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.38	—	Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.39	—	Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.40	—	Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).
10.41	—	Executive Severance and Restrictive Covenant Agreement by and between LifePoint CSGP, LLC and William F. Carpenter III, dated December 11, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated December 15, 2006, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges.
21.1	—	List of Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002