Form 10-Q
period 2007-03-31
LIFEPOINT HOSPITALS, INC.
filed 2007-04-27
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of March 31, 2007, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 57,734,795.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2006	2007

Revenues	$586.6	$669.3

Salaries and benefits	229.8	260.0
Supplies	82.5	93.0
Other operating expenses	94.9	116.7
Provision for doubtful accounts	67.8	75.6
Depreciation and amortization	31.5	33.3
Interest expense, net	23.1	26.7

	529.6	605.3

Income from continuing operations before minority interests and income taxes	57.0	64.0
Minority interests in earnings of consolidated entities	0.3	0.3

Income from continuing operations before income taxes	56.7	63.7
Provision for income taxes	22.7	25.9

Income from continuing operations	34.0	37.8

Discontinued operations, net of income taxes:
Loss from discontinued operations	(0.4)	—
Impairment of assets	—	(7.9)
Gain (loss) on sale of hospitals	3.8	(0.1)

Income (loss) from discontinued operations	3.4	(8.0)
Cumulative effect of change in accounting principle, net of income taxes	0.7	—

Net income	$38.1	$29.8

Basic earnings (loss) per share:
Continuing operations	$0.62	$0.67
Discontinued operations	0.06	(0.14)
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.69	$0.53

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.67
Discontinued operations	0.06	(0.14)
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.68	$0.53

Weighted average shares and dilutive securities outstanding:
Basic	55.5	55.8

Diluted	56.1	56.8

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2006(1)	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12.2	$32.9
Accounts receivable, less allowances for doubtful accounts of $326.2 and $381.0 at December 31, 2006 and March 31, 2007, respectively	321.8	318.7
Inventories	66.6	67.4
Assets held for sale	124.7	73.4
Prepaid expenses	13.0	13.3
Income taxes receivable	11.2	—
Deferred tax assets	49.2	118.4
Other current assets	20.6	29.1

	619.3	653.2
Property and equipment:
Land	79.5	78.4
Buildings and improvements	1,080.8	1,098.6
Equipment	609.0	619.6
Construction in progress (estimated cost to complete and equip after March 31, 2007 is $96.3)	72.1	66.6

	1,841.4	1,863.2
Accumulated depreciation	(472.9)	(501.5)

	1,368.5	1,361.7

Deferred loan costs, net	31.1	29.8
Intangible assets, net	33.7	36.3
Other	4.5	4.5
Goodwill	1,581.3	1,586.8

	$3,638.4	$3,672.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.4	$87.9
Accrued salaries	68.7	61.6
Income taxes payable	—	27.4
Other current liabilities	126.7	85.1
Current maturities of long-term debt	0.5	0.5

	304.3	262.5

Long-term debt	1,668.4	1,655.7
Deferred income taxes	120.5	118.3
Professional and general liability claims and other liabilities	82.3	83.9
Long-term income tax liability	—	53.0

Minority interests in equity of consolidated entities	12.9	13.0

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,365,018 and 57,734,795 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	0.6	0.6
Capital in excess of par value	1,044.4	1,051.3
Unearned ESOP compensation	(6.4)	(5.6)
Accumulated other comprehensive loss	(9.6)	(11.0)
Retained earnings	421.0	450.6

	1,450.0	1,485.9

	$3,638.4	$3,672.3

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended
	March 31,
	2006	2007

Cash flows from operating activities:
Net income	$38.1	$29.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(3.4)	8.0
Cumulative effect of change in accounting principle, net of income taxes	(0.7)	—
Stock-based compensation	3.2	3.6
ESOP expense (non-cash portion)	2.4	2.2
Depreciation and amortization	31.5	33.3
Amortization of deferred loan costs	1.3	1.3
Minority interests in earnings of consolidated entities	0.3	0.3
Deferred income taxes	(3.1)	(18.4)
Reserve for professional and general liability claims, net	1.8	(0.5)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(9.5)	(4.1)
Inventories and other current assets	(3.2)	(11.4)
Accounts payable and accrued expenses	(16.9)	(33.2)
Income taxes payable/receivable	12.9	41.7
Other	0.6	1.1

Net cash provided by operating activities — continuing operations	55.3	53.7
Net cash (used in) provided by operating activities — discontinued operations	(0.1)	10.1

Net cash provided by operating activities	55.2	63.8

Cash flows from investing activities:
Purchase of property and equipment	(50.1)	(32.0)
Acquisitions, net of cash acquired	(3.5)	—
Other	(0.3)	(0.2)

Net cash used in investing activities — continuing operations	(53.9)	(32.2)
Net cash provided by investing activities — discontinued operations	19.9	0.1

Net cash used in investing activities	(34.0)	(32.1)

Cash flows from financing activities:
Proceeds from borrowings	10.0	40.0
Payments of borrowings	(10.0)	(52.4)
Proceeds from exercise of stock options	0.3	1.0
Proceeds from employee stock purchase plans	1.7	0.7
Other	(0.5)	(0.3)

Net cash provided by (used in) financing activities	1.5	(11.0)

Change in cash and cash equivalents	22.7	20.7
Cash and cash equivalents at beginning of period	30.4	12.2

Cash and cash equivalents at end of period	$53.1	$32.9

Supplemental disclosure of cash flow information:
Interest payments	$25.1	$28.8

Capitalized interest	$0.1	$0.7

Income taxes paid, net	$12.7	$2.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained
	Shares	Amount	Par Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2006	57.4	$0.6	$1,044.4	$(6.4)	$(9.6)	$421.0	$1,450.0
Comprehensive income:
Net income	—	—	—	—	—	29.8	29.8
Net change in fair value of interest rate swap, net of tax benefit of $0.6	—	—	—	—	(1.4)	—	(1.4)

Total comprehensive income	—	—	—	—	—	—	28.4

Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48)	—	—	—	—	—	(0.2)	(0.2)
Non-cash ESOP compensation earned	—	—	1.6	0.8	—	—	2.4
Exercise of stock options, including tax benefits and other	—	—	1.0	—	—	—	1.0
Stock activity in connection with employee stock purchase plans	—	—	0.7	—	—	—	0.7
Stock-based compensation — nonvested stock	—	—	2.2	—	—	—	2.2
Stock-based compensation — stock options	—	—	1.4	—	—	—	1.4
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—

Balance at March 31, 2007	57.7	$0.6	$1,051.3	$(5.6)	$(11.0)	$450.6	$1,485.9

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc. is a holding company that is one of the largest owners and operators of general acute care hospitals in non-urban communities in the United States. Its subsidiaries own or lease their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc. and/or its wholly-owned and majority-owned subsidiaries. Any reference herein to its hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries of LifePoint Hospitals, Inc.

At March 31, 2007, the Company operated 51 hospitals, including two hospitals that are being held for disposal. In all but four of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 19 states: Alabama; Arizona; California; Colorado; Florida; Indiana; Kansas; Kentucky; Louisiana; Mississippi; Nevada; New Mexico; South Carolina; Tennessee; Texas; Utah; Virginia; West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $16.6 million and $20.8 million for the three months ended March 31, 2006 and 2007, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. This reclassification has no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Acquisitions

Four HCA Hospitals

Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four facilities that the Company acquired were 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia (“St. Joseph’s”); 155-bed Saint Francis Hospital, Charleston, West Virginia (“Saint Francis”); and 369-bed Raleigh General Hospital, Beckley, West Virginia. The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition.

Under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the total purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values as of July 1, 2006. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of these facilities are included in LifePoint’s results of operations beginning July 1, 2006.

The purchase price allocation for the four former HCA facilities has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company has engaged a third-party valuation firm to complete a valuation of certain acquired assets and liabilities, primarily real property, equipment and certain intangible assets. After the valuation study is complete, the Company will adjust the purchase price allocation to reflect the final values, which the Company expects to occur during the second quarter of 2007.

The preliminary fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.7
Property and equipment	143.1
Other long-term assets	0.1
Goodwill	107.4

Total assets acquired, excluding cash	265.9

Accounts payable	0.4
Accrued salaries	5.6
Other current liabilities	2.2

Total liabilities assumed	8.2

Net assets acquired	$257.7

The Company classified St. Joseph’s and Saint Francis as assets held for sale/discontinued operations, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective as of the acquisition date of July 1, 2006 and sold Saint Francis effective January 1, 2007, as further discussed in Note 3.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Discontinued Operations

Colorado River Medical Center

On March 28, 2007, the Company, through its indirect wholly-owned subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”) to the Board of Trustees and $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the operating lease agreement. In connection with the signing of the letter of intent, the Company recognized an impairment charge of $7.9 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations for the three-month period ended March 31, 2007. The impairment charge relates to the property and equipment and net working capital items of Colorado River to be transferred to the Board of Trustees for which the Company anticipates receiving no consideration and goodwill impairment. The following table sets forth the components of the impairment charge (in millions):

Net working capital	$3.4
Property and equipment	4.9
Goodwill	3.1

11.4
Income tax benefit	(3.5)

$7.9

Two Former HCA Hospitals

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, the Company’s management committed to a plan to divest two of the acquired hospitals, St. Joseph’s and Saint Francis. In September 2006, the Company announced the signing of two separate definitive agreements for the sale of these two hospitals, subject to customary closing conditions. The Company sold Saint Francis effective January 1, 2007 to Herbert J. Thomas Memorial Hospital and it anticipates selling St. Joseph’s during the second quarter of 2007. The Company recognized a loss of approximately $0.1 million in connection with the disposal of Saint Francis, primarily relating to transaction costs associated with the sale.

Smith County Memorial Hospital

In February 2006, the Company announced that it had entered into a definitive agreement to sell Smith County Memorial Hospital, Carthage, Tennessee (“Smith County”), to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain on the sale of approximately $3.8 million, net of income taxes ($0.07 per diluted share) during the three months ended March 31, 2006.

Medical Center of Southern Indiana and Ashland Regional Medical Center

During the second quarter of 2005, the Company’s management committed to a plan to divest two hospitals, Medical Center of Southern Indiana, Charlestown, Indiana (“MCSI”) and Ashland Regional Medical Center, Ashland, Pennsylvania (“Ashland”). The Company completed the sale of both MCSI and Ashland to Saint Catherine Healthcare effective May 1, 2006.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Discontinued Operations

The results of operations, net of income taxes, of Colorado River, St. Joseph’s, Saint Francis, Smith County, MCSI and Ashland are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144.

The Company allocated $0.2 million and $1.4 million for the three months ended March 31, 2006 and 2007, respectively, of interest expense to discontinued operations. For those assets being disposed of that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations is based on the ratio of the net assets being disposed of to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations is based on the ratio of net assets to be disposed of to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and income (loss) before income taxes, excluding impairment and gain (loss) on sale of hospitals, of discontinued operations for the three months ended March 31, 2006 and 2007 were as follows (in millions):

	Three Months Ended
	March 31,
	2006	2007

Revenues	$13.8	$29.5
Income (loss) before income taxes	(0.6)	0.4

The following table presents the changes in the Company’s assets held for sale for the three months ended March 31, 2007 (in millions):

	Current	Property and	Intangible
	Assets	Equipment	Assets, Net	Total

Balance at December 31, 2006	$12.7	$111.6	$0.4	$124.7
Sale of Saint Francis	(3.7)	(38.0)	(0.2)	(41.9)
Impairment of Colorado River	(3.8)	(4.9)	—	(8.7)
Other adjustments	(0.7)	—	—	(0.7)

Balance at March 31, 2007	$4.5	$68.7	$0.2	$73.4

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2006 and did not incur an impairment charge. In connection with the signing of a letter of intent for Colorado River, as discussed in Note 3, the Company recognized an impairment charge for goodwill of approximately $3.1 million. The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2007 (in millions):

Balance at December 31, 2006	$1,581.3
Impairment of Colorado River	(3.1)
Consideration adjustments and purchase price allocations for recent acquisitions	8.6

Balance at March 31, 2007	$1,586.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2006	$21.0	$(1.7)	$19.3
Additions	4.1	—	4.1
Amortization expense	—	(1.1)	(1.1)

Balance at March 31, 2007	$25.1	$(2.8)	$22.3

Non-competition agreements:
Balance at December 31, 2006	$16.6	$(4.8)	$11.8
Additions	0.3	—	0.3
Amortization expense	—	(0.7)	(0.7)

Balance at March 31, 2007	$16.9	$(5.5)	$11.4

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2006 and March 31, 2007	$2.6	$—	$2.6

Total intangible assets:
Balance at December 31, 2006	$40.2	$(6.5)	$33.7
Additions	4.4	—	4.4
Amortization expense	—	(1.8)	(1.8)

Balance at March 31, 2007	$44.6	$(8.3)	$36.3

Contract-Based Physician Minimum Revenue Guarantees

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability at the inception of a physician minimum revenue guarantee. The contract-based intangible assets are amortized into other operating expenses over the period of the physician contract, which is typically five years. As of March 31, 2007, the Company’s liability balance for contract-based physician minimum revenue guarantees was $10.7 million, which is included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians. These non-competition agreements are amortized on a straight-line basis over the term of the agreements.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. An independent appraiser values each certificate of need when the Company acquires a hospital. These intangible assets have been determined to have indefinite lives and, accordingly, are not amortized.

Note 5.	Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). In connection with the adoption of FIN 48, the Company recorded a $52.0 million net liability for unrecognized tax benefits, accrued interest and penalties which was comprised of the following (in millions):

Reclass from current deferred tax assets	$14.4
Increase to current deferred tax assets	36.9
Increase in goodwill	0.5
Cumulative impact of change recorded in retained earnings	0.2

$52.0

The provisions of FIN 48 allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification, based on the accounting policy election of the company. The Company has elected to continue its historical practice of classifying interest and penalties as a component of income tax expense.

During the three months ended March 31, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $1.0 million to its long-term income tax liability for the potential payment of additional interest. The Company’s long-term income tax liability was comprised of the following at January 1, 2007 and March 31, 2007 (in millions):

	January 1,	March 31,
	2007	2007

Unrecognized tax benefits	$45.8	$45.8
Accrued interest and penalties	6.2	7.2

	$52.0	$53.0

Of the $45.8 million unrecognized tax benefits, approximately $7.5 million, if recognized, would affect the effective tax rate.

The Company’s U.S. federal income tax returns for tax years 1999 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000, and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. The Company intends to reach resolution of its IRS examination after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of the complexity of the computations involved, neither the Company nor HCA is able to estimate when the final settlement of these tax years will occur. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. The Company has extended the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000, and 2001 through December 31, 2007 and will likely extend the statutes of limitation further.

In addition in 2005, the IRS commenced an examination of the Company’s federal income tax return for the year ended December 31, 2003. Furthermore, during the second quarter of 2006, the IRS commenced an examination of select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company anticipates that the examination for its tax year ended December 31, 2002 will be concluded by the end of 2007. The Company has extended the statute of limitation for this return through September 15, 2007 and will likely extend the statute of limitation further at that time.

Finally, the IRS commenced an examination of the federal income tax return of Province Healthcare Company and Subsidiaries (“Province”), which the Company merged with effective April 15, 2005, for the year ended December 31, 2003 in 2005. The Company anticipates that the examination will be concluded by the end of 2007. Province’s U.S. federal income tax returns for tax years 2003 through April 15, 2005 remain subject to examination by the IRS.

Based on the outcome of these examinations or as a result of the expiration of statutes of limitation for specific taxing jurisdictions, it is reasonably possible that unrecognized tax positions could change within the next twelve months. However, the Company cannot currently estimate the range of any possible change.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months
	Ended
	March 31,
	2006	2007

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$34.0	$37.8
Income (loss) from discontinued operations, net of income taxes	3.4	(8.0)
Cumulative effect of change in accounting principle	0.7	—

	$38.1	$29.8

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	55.5	55.8
Effect of dilutive securities:
Employee stock benefit plans	0.6	1.0

Denominator for diluted earnings (loss) per share — weighted average shares	56.1	56.8

Basic earnings (loss) per share:
Continuing operations	$0.62	$0.67
Discontinued operations	0.06	(0.14)
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.69	$0.53

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.67
Discontinued operations	0.06	(0.14)
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.68	$0.53

Note 7.	Recently Issued Accounting Pronouncements

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. The Company’s management is currently evaluating this statement and has not yet determined the impact of such on the Company’s results of operations or financial position.

Note 8.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans. The Company currently has the following four types of stock-based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R) the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

Stock Options

The Company estimated the fair value of stock options granted during the three months ended March 31, 2006 and 2007 using the Hull-White II lattice option Valuation Model (“HW-II”) and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The Company granted stock options to purchase 809,495 and 492,375 shares of the Company’s common stock to certain key employees during the three months ended March 31, 2006 and 2007, respectively. The stock options that were granted during the three months ended March 31, 2006 and 2007 vest 33.3% on each grant anniversary date over three years of continued employment.

In addition, during the three months ended March 31, 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options are subject to forfeiture unless certain targeted levels of diluted earnings per share are achieved for the year ending December 31, 2007. Depending on what level of diluted earnings per share is achieved for the current fiscal year, the senior executives will forfeit zero to 100% of these stock options. The stock options that are not forfeited at year end will vest ratably beginning one year from the date of the grant to three years after the date of the grant. For purposes of accounting for the stock compensation expense of these stock options, the Company has assumed a target level of diluted earnings per share that will result in earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares; to the extent any of the stock options assumed earned and therefore expensed are subsequently forfeited, the Company will reverse the recognized stock compensation expense. If the target levels achieved exceed the Company’s expectations, then the Company will recognize an additional stock compensation expense up to the maximum 760,000 share level.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2006 and 2007:

	Three Months Ended
	March 31,
	2006	2007

Expected volatility	33.0%	25.5%
Risk free interest rate (range)	4.38% - 4.69%	4.48% - 5.21%
Expected dividends	—	—
Average expected term (years)	5.4	5.1
Fair value per share of stock options granted	$11.11	$10.21

The Company received $0.3 million and $1.0 million in cash from stock option exercises for the three months ended March 31, 2006 and 2007, respectively. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the three months ended March 31, 2006 and 2007.

As of March 31, 2007, there was $15.8 million of total unrecognized compensation cost related to stock option compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The Company granted 348,324 and 364,960 shares of nonvested stock awards to certain key employees during the three months ended March 31, 2006 and 2007, respectively. These nonvested stock awards cliff-vest three years from the grant date. The fair market value at the date of grant of the 348,324 and 364,960 shares of nonvested stock awards was $33.02 and $36.60 per share, respectively.

Of the 364,960 shares of nonvested stock awards granted during the three months ended March 31, 2007, 190,000 shares are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of March 31, 2007, there was $28.3 million of total unrecognized compensation cost related to nonvested stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.6 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2006 and 2007 (in millions):

	2006	2007

Nonvested stock	$1.9	$2.2
Stock options	1.3	1.4

Total stock-based compensation expense	$3.2	$3.6

Tax benefits on stock-based compensation expense	$1.2	$1.4

The Company did not capitalize any stock–based compensation cost for the three months ended March 31, 2006 and 2007. As of March 31, 2007, there was $44.1 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.4 years.

Note 9.  Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and March 31, 2007 (in millions):

	December 31,	March 31,
	2006	2007

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,321.9	$1,289.4
Revolving Loans	110.0	130.0

	1,431.9	1,419.4

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	231.2
Capital leases/other	5.8	5.6

Total long-term debt	1,668.9	1,656.2
Less: current portion	0.5	0.5

	$1,668.4	$1,655.7

During January 2007, the Company borrowed $40.0 million under its Credit Agreement in the form of Revolving Loans and repaid $32.5 million of its outstanding borrowings under the Credit Agreement for Term B Loans. Additionally, during the first quarter of 2007 and subsequently in April 2007, the Company repaid $20.0 million and $25.0 million, respectively, on its Revolving Loans.

Note 10.	Interest Rate Swap

On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank N.A., New York (the “Counterparty”). The interest swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement requires the Company to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to the Company based on the three-month London Interbank Offered Rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 30, 2006 to November 30, 2007	$900.0 million
November 30, 2007 to November 30, 2008	$750.0 million
November 30, 2008 to November 30, 2009	$600.0 million
November 30, 2009 to November 30, 2010	$450.0 million
November 30, 2010 to May 30, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value.

The Company assesses the effectiveness of its cash flow hedge instrument on a quarterly basis. For the three months ended March 31, 2007, the Company completed an assessment of the cash flow hedge instrument and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by the Counterparty. However, the Company does not anticipate non-performance by the Counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2006 and March 31, 2007 reflected a liability of approximately $14.7 million and $16.7 million, respectively, and is included in professional and general liability claims and other liabilities in the Company’s accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2006 and March 31, 2007 because of a decrease in market interest rates since inception.

Note 11.	Contingencies

Americans with Disabilities Act Claim

The Americans with Disabilities Act (“ADA”) generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s existing hospitals alleging non-compliance with the accessibility guidelines under the ADA. On April 20, 2007, the plaintiff amended the lawsuit to add hospitals subsequently acquired by the Company, including the former Province facilities, Wythe County Community Hospital (“WCCH”) and Danville Regional Medical Center, (“DRMC”) and dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, in addition to attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. The Company may be required to expend significant capital expenditures at one or more of its facilities in order to comply with the ADA, and the Company’s business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the United States District Court for the Eastern District of Tennessee (the “District Court”) certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company is vigorously defending the lawsuit,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against the Company by the federal government or the payment of damages by the Company. As of April 23, 2007, the plaintiffs have conducted inspections at 27 of the Company’s hospitals, including the now divested Smith County and recently closed Guyan Valley Hospital. To date, the District Court has approved the settlement agreements between the parties relating to 13 of the Company’s facilities. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed remedial work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with the ten other facilities that are subject to court approved settlement arrangements will range from $5.1 million to $7.0 million.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $51.2 million at March 31, 2007. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.7 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company accounts for advances to physicians in accordance with FSP FIN 45-3, as further discussed in Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $66.6 million in uncompleted projects at March 31, 2007, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheets. At March 31, 2007, the Company had projects under construction with an estimated cost to complete and equip of approximately $96.3 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $11.3 million for capital expenditures and improvements before July 1, 2008. The Company has incurred approximately $5.3 million of the required capital expenditures and improvements as of March 31, 2007.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $2.4 million of the required capital expenditures and improvements as of March 31, 2007.

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

There are required annual capital expenditure commitments in connection with several of the Company’s other facilities. In accordance with the purchase agreements for the Memorial Hospital of Martinsville and Henry County, Martinsville, Virginia; Memorial Medical Center of Las Cruces, Las Cruces, New Mexico; and Los Alamos Medical Center, Los Alamos, New Mexico facilities, the Company is obligated to make ongoing annual expenditures based on a percentage of net revenues.

Acquisitions

The Company has historically acquired businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines. The Company was not indemnified by Province in connection with the Province business combination.

Note 12.  Subsequent Event

On April 26, 2007, the Company announced that Michael J. Culotta tendered his resignation as Chief Financial Officer of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our 2006 Annual Report on Form 10-K. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Overview

During the three months ended March 31, 2007, we have focused on managing our hospitals, integrating our 2006 hospital acquisitions, recruiting and retaining physicians and appropriately investing capital in our hospitals. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months
	Ended
	March 31,
	2006	2007

Revenues	$586.6	$669.3
Income from continuing operations	$34.0	$37.8
Diluted earnings per share from continuing operations	$0.61	$0.67

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. Our July 1, 2006 acquisition of two of the hospitals from HCA fits into our plan of pursuing a strategy for acquiring hospitals that are the sole or significant market provider of healthcare services in their communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. The “Business Strategy” section in Part I, Item 1. Business, in our 2006 Annual Report on Form 10-K contains a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included in our 2006 Annual Report on Form 10-K for further discussion of acquisitions that we have made in recent years.

Discontinued Operations

From time to time, we may evaluate our facilities and sell assets which we believe may no longer fit with our long-term strategy for various reasons. On March 28, 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital to transfer substantially all of the operating assets and net working capital of Colorado River to the Board of Trustees and $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between the Board of Trustees and us in consideration for the termination of the operating lease agreement. In connection with the signing of the letter of intent, we recognized an impairment charge of $7.9 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations for the three-month period ended March 31, 2007. The impairment charge relates to the property and equipment and net working capital items of Colorado River to be transferred to the Board of Trustees for which we anticipate receiving no consideration and goodwill impairment. The following table sets forth the components of the impairment charge (in millions):

Net working capital	$3.4
Property and equipment	4.9
Goodwill	3.1

11.4
Income tax benefit	(3.5)

$7.9

In connection with the acquisition of four facilities from HCA effective July 1, 2006, we entered into a plan to divest two hospitals, St. Joseph’s and Saint Francis. We sold Saint Francis effective January 1, 2007 and anticipate selling St. Joseph’s during the second quarter of 2007. During the second quarter of 2005, we committed to a plan to divest two hospitals — MCSI and Ashland. We completed the sale of both MCSI and Ashland to Saint Catherine Healthcare effective May 1, 2006. On March 31, 2006, we sold Smith County to Sumner Regional Health System. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months
	Ended
	March 31,
	2006	2007

Revenues	$13.8	$29.5

Loss from discontinued operations	$(0.4)	$—
Impairment of assets	—	(7.9)
Gain (loss) on sale of hospitals	3.8	(0.1)

Income (loss) from discontinued operations	$3.4	$(8.0)

Diluted earnings (loss) per share from discontinued operations	$0.06	$(0.14)

Key Challenges

We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

     Our quarterly provision for doubtful accounts for consolidated operations was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2006	2007

First Quarter	$68.6	$77.7
Second Quarter	60.2	N/A
Third Quarter	73.9	N/A
Fourth Quarter	71.2	N/A

	$273.9	$77.7

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

     The following table reflects our quarterly consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2006	2007

First Quarter	$6.0	$16.2
Second Quarter	12.2	N/A
Third Quarter	11.6	N/A
Fourth Quarter	16.6	N/A

	$46.4	$16.2

     The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2006	2007

First Quarter	$73.8	$80.3
Second Quarter	73.3	N/A
Third Quarter	88.3	N/A
Fourth Quarter	75.1	N/A

	$310.5	$80.3

     The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2006	2007

March 31	39.6	40.8
June 30	40.7	N/A
September 30	45.1	N/A
December 31	43.1	N/A

     The following table shows our adjusted consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated. Revenues are adjusted by subtracting the provision for doubtful accounts during the periods indicated.

	Adjusted
	Revenue Days
	Outstanding
	in Accounts Receivable
	2006	2007

March 31	44.7	45.9
June 30	45.5	N/A
September 30	50.5	N/A
December 31	48.1	N/A

     The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31,	March 31,
	2006	2007

Insured receivables	37.1%	33.8%
Uninsured receivables (including copayments and deductibles)	62.9	66.2

	100.0%	100.0%

     The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31,	March 31,
	2006	2007

0 to 60 days	49.3%	47.9%
61 to 150 days	21.3	18.2
Over 150 days	29.4	33.9

	100.0%	100.0%

     We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, our results of operations and financial position in the future could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. For the three months ended March 31, 2007, we recruited 82 new admitting physicians, and spent $6.8 million in cash on physician recruitment, including physician minimum revenue guarantee payments. We plan to recruit approximately 173 new admitting physicians during 2007.

     A summary of activity related to our admitting physicians during the three months ended March 31, 2007 is as follows:

Admitting
Physicians

December 31, 2006	2,064
Recruited and started	24
Departed	(21)

March 31, 2007	2,067

•	Substantial Indebtedness. Our consolidated debt was $1,656.2 million as of March 31, 2007, and we incurred $26.7 million of net interest expense during the three months ended March 31, 2007. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of March 31, 2007 and believe we will be in compliance with them throughout 2007. It is not our intent to maintain large cash balances and we will focus on reducing our indebtedness throughout 2007.

•	Joint Commission Accreditation. Our hospitals are subject to periodic accreditation surveys by the Joint Commission. Recently, the Joint Commission has revised some of the standards and scoring guidelines it uses in determining accreditation status. The Joint Commission recently inspected DRMC and identified a number of requirements for improvement, which could result in a denial of accreditation if not addressed. We are working collaboratively with the Joint Commission to address the requirements for improvement. The Joint Commission has indicated that it will issue a final determination reflecting DRMC’s ultimate accreditation status. Until that time, DRMC remains accredited.

•	Medicare Changes. We have experienced changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, Centers for Medicare and Medicaid Services (“CMS”) expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs resulting in an approximate $6.0 million reduction in our Medicare inpatient prospective payments for federal fiscal year 2006. CMS further expanded the list to 192 DRGS during FFY 2007; however, we do not anticipate any material increase in payment reductions for 2007. On April 13, 2007, CMS issued its hospital inpatient prospective payment system proposed rule for federal fiscal year 2008. Among other items, CMS is proposing the creation of 745 new Medicare severity DRGs, to replace the current 538 DRGs. If this rule is adopted as proposed, we may incur significant payment reductions to our Medicare acute inpatient hospital reimbursement. Part I, Item 1. Business, “Sources of Revenue” in our 2006 Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicare reimbursement.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. Additionally, we have incurred an increase in professional fees for anesthesiology, radiology and emergency room services. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We have implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per equivalent admission, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services.

Summary

Each of our challenges is intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes through physician recruiting, relationships and retention while controlling the costs of providing services.

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Part I, Item 1. Business, “Sources of Revenue” in our 2006 Annual Report on Form 10-K contains a detailed discussion of our revenue sources.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during the past few years.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2006 Annual Report on Form 10-K and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition/Allowance for contractual discounts;

•	Accounting for stock-based compensation;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Critical Accounting Estimate Update

Accounting for Income Taxes

Our critical accounting estimate for income taxes was recently modified due to our adoption of FIN 48 effective January 1, 2007. In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. Please refer to Note 5 in this report for further discussion of our adoption of FIN 48.

Subsequent Event

On April 26, 2007, we announced that Michael J. Culotta tendered his resignation as Chief Financial Officer of the Company.

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

Same-hospital.  Same-hospital information includes 48 and 47 hospitals operated during the three months ended March 31, 2006 and 2007, respectively. Same-hospital information for the three months ended March 31, 2006 includes the operations of Guyan Valley Hospital, which we voluntarily closed and ceased operations effective December 29, 2006. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months Ended March 31,
	2006		2007
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$586.6	100.0%	$669.3	100.0%

Salaries and benefits	229.8	39.2	260.0	38.8
Supplies	82.5	14.1	93.0	13.9
Other operating expenses	94.9	16.1	116.7	17.5
Provision for doubtful accounts	67.8	11.6	75.6	11.3
Depreciation and amortization	31.5	5.4	33.3	4.9
Interest expense, net	23.1	3.9	26.7	4.0

	529.6	90.3	605.3	90.4

Income from continuing operations before minority interests and income taxes	57.0	9.7	64.0	9.6
Minority interests in earnings of consolidated entities	0.3	—	0.3	0.1

Income from continuing operations before income taxes	56.7	9.7	63.7	9.5
Provision for income taxes	22.7	3.9	25.9	3.8

Income from continuing operations	$34.0	5.8%	$37.8	5.7%

For the Quarters Ended March 31, 2006 and 2007

Revenues

The increase in revenues for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily the result of the third quarter 2006 acquisition of two facilities from HCA and an increase in equivalent admissions and revenues per equivalent admissions on a same-hospital basis.

Adjustments to estimated reimbursement amounts increased our revenues by $2.2 million and $1.0 million for the quarters ended March 31, 2006 and 2007, respectively.

The following table shows the sources of our revenues for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months Ended			%
	March 31,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Revenues:
Same-hospital	$586.6	$620.9	$34.3	5.9%
Two former HCA facilities	—	47.6	47.6	N/M
Other	—	0.8	0.8	N/M

	$586.6	$669.3	$82.7	14.1

The following table shows the sources of our revenues by payor for the three months ended March 31, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing
	Operations		Same-Hospital
	2006	2007	2006	2007

Medicare	36.5%	34.1%	36.5%	33.9%
Medicaid	9.3	9.5	9.3	9.6
HMOs, PPOs and other private insurers	37.3	41.6	37.3	41.1
Self-Pay	12.9	11.9	12.9	12.4
Other	4.0	2.9	4.0	3.0

	100.0%	100.0%	100.0%	100.0%

The following table shows the key drivers of our revenues for the three months ended March 31, 2006 and 2007:

				%
	Three Months Ended March 31,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Admissions:
Same-hospital	47,664	47,864	200	0.4%
Continuing operations	47,664	52,601	4,937	10.4
Equivalent admissions:
Same-hospital	90,752	92,425	1,673	1.8
Continuing operations	90,752	100,521	9,769	10.8
Revenues per equivalent admission:
Same-hospital	$6,463	$6,718	$255	3.9
Continuing operations	$6,463	$6,658	$195	3.0
Medicare case mix index:
Same-hospital	1.25	1.26	0.01	0.8
Continuing operations	1.25	1.24	(0.01)	(0.8)
Average length of stay (days):
Same-hospital	4.3	4.3	—	—
Continuing operations	4.3	4.3	—	—
Inpatient surgeries:
Same-hospital	13,534	13,709	175	1.3
Continuing operations	13,534	15,086	1,552	11.5
Outpatient surgeries:
Same-hospital	34,010	34,450	440	1.3
Continuing operations	34,010	37,262	3,252	9.6
Emergency room visits:
Same-hospital	202,416	210,319	7,903	3.9
Continuing operations	202,416	226,124	23,708	11.7
Outpatient factor:
Same-hospital	1.90	1.93	0.03	1.6
Continuing operations	1.90	1.91	0.01	0.5

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the three months ended March 31, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$173.1	29.5%	$198.7	29.7%	$25.6	14.8%
Stock-based compensation	3.2	0.5	3.6	0.5	0.4	12.4
Employee benefits	38.4	6.6	40.4	6.0	2.0	5.3
Contract labor	10.8	1.9	13.4	2.0	2.6	24.3
ESOP expense	4.3	0.7	3.9	0.6	(0.4)	(8.8)

	$229.8	39.2%	$260.0	38.8%	$30.2	13.2

Continuing operations:
Man-hours per equivalent admission	88.4	N/A	87.5	N/A	(0.9)	(1.0)
Salaries and benefits per equivalent admission	$2,388	N/A	$2,462	N/A	$74	3.1

Corporate office salaries and benefits	$10.3	1.8%	$11.5	1.7%	$1.2	11.4

Same-hospital:
Salaries and wages	$166.3	28.4%	$176.0	28.3%	$9.7	5.8
Stock-based compensation	0.9	0.1	0.9	0.1	—	4.7
Employee benefits	37.5	6.4	36.4	5.9	(1.1)	(2.9)
Contract labor	10.7	1.8	13.3	2.1	2.6	23.9
ESOP expense	4.1	0.7	3.4	0.6	(0.7)	(16.3)

	$219.5	37.4%	$230.0	37.0%	$10.5	4.8

Same-hospital:
Man-hours per equivalent admission	88.4	N/A	87.2	N/A	(1.2)	(1.4)
Salaries and benefits per equivalent admission	$2,388	N/A	$2,477	N/A	$89	3.7

Our salaries and benefits increased for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, primarily as a result of the third quarter 2006 acquisition of two facilities from HCA. Salaries and benefits as a percentage of revenues decreased for continuing operations and on a same-hospital basis as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased primarily because of a higher utilization of contract nurses. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts based on a percent of salaries and wages, which approximated 2.5% and 2.0% during the quarter ended March 31, 2006 and 2007, respectively. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $2.0 million and $1.6 million of discretionary cash contributions to the ESOP during the quarters ended March 31, 2006 and 2007, respectively.

Supplies

The following table summarizes our supplies expense for the three months ended March 31, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Three Months
	Ended
	March 31,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Continuing operations:
Supplies	$82.5	$93.0	$10.5	12.7%
Supplies as a percentage of revenues	14.1%	13.9%	(20)bps	N/M
Supplies per equivalent admission	$907	$928	$21	2.3%
Same-hospital:
Supplies	$82.5	$85.1	$2.6	3.2%
Supplies as a percentage of revenues	14.1%	13.7%	(40)bps	N/M
Supplies per equivalent admission	$907	$925	$18	2.0%

Our supplies expense increased for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, primarily as a result of the third quarter 2006 acquisition of two facilities from HCA. Supplies as a percentage of revenues decreased for continuing operations and on a same-hospital basis as a result of effective management of our supply costs and increased synergies as a result of our participation in a group purchasing organization. Supplies per equivalent admission for continuing operations and on a same-hospital basis increased as a result of rising supply costs particularly related to cardiology, orthopaedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$9.6	1.6%	$15.1	2.3%	$5.5	57.2%
Utilities	11.9	2.0	12.0	1.8	0.1	0.5
Repairs and maintenance	11.0	1.9	13.4	2.0	2.4	21.6
Rents and leases	5.8	1.0	6.9	1.0	1.1	18.4
Insurance	6.5	1.1	5.8	0.9	(0.7)	(9.4)
Physician recruiting	5.0	0.9	3.8	0.6	(1.2)	(23.7)
Contract services	26.9	4.6	36.5	5.5	9.6	35.7
Non-income taxes	7.6	1.3	9.9	1.5	2.3	30.0
Other	10.6	1.7	13.3	1.9	2.7	25.9

	$94.9	16.1%	$116.7	17.5%	$21.8	23.0

Corporate office other operating expenses	$5.7	1.0%	$7.5	1.1%	$1.8	33.0

Same-hospital other operating expenses:
Professional fees	$9.5	1.6%	$13.9	2.2%	4.4	46.6
Utilities	11.7	2.0	11.1	1.8	(0.6)	(5.2)
Repairs and maintenance	10.9	1.9	12.3	2.0	1.4	12.4
Rents and leases	5.2	0.9	5.9	0.9	0.7	13.9
Insurance	5.8	0.9	5.3	0.9	(0.5)	(8.4)
Physician recruiting	5.0	0.9	3.7	0.6	(1.3)	(26.6)
Contract services	25.6	4.4	30.9	5.0	5.3	20.9
Non-income taxes	7.5	1.2	8.4	1.4	0.9	11.7
Other	8.0	1.3	9.3	1.5	1.3	15.2

	$89.2	15.1%	$100.8	16.3%	$11.6	12.9

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily a result of the third quarter 2006 acquisition of two facilities from HCA. Additionally, we have incurred an increase in professional fees for anesthesiology, radiology and emergency room services. Furthermore, we incurred added professional and contract service fees related to our conversions of the clinical and patient accounting information system applications at our recently converted facilities.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	March 31,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Continuing operations:
Provision for doubtful accounts	$67.8	$75.6	$7.8	11.4%
Percentage of revenues	11.6%	11.3%	(30)bps	N/M
Charity care write-offs	$6.0	$14.9	$8.9	148.7%
Same-hospital:
Provision for doubtful accounts	$67.8	$70.4	$2.6	3.8%
Percentage of revenues	11.6%	11.3%	(30)bps	N/M
Charity care write-offs	$6.0	$12.5	$6.5	107.5%

The increase in the provision for doubtful accounts and charity care write-offs for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily as a result of the third quarter 2006 acquisition of two facilities from HCA and self-pay revenue growth. As a percentage of revenues from continuing operations and on a same-hospital basis, the provision for doubtful accounts decreased for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2006 Annual Report on Form 10-K.

Depreciation and Amortization

The following table sets forth our depreciation and amortization expense for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	March 31,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Same-hospital	$30.9	$29.8	$(1.1)	(3.3)%
Two former HCA facilities	—	1.7	1.7	N/A
Corporate office	0.6	1.8	1.2	214.3

	$31.5	$33.3	$1.8	5.9

Depreciation and amortization expense increased for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, primarily as a result of the third quarter 2006 acquisition of two facilities from HCA and certain capital projects completed at the corporate office.

Interest Expense

The following table summarizes our interest expense for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	March 31,		Increase
	2006	2007	(Decrease)

Interest expense:
Senior credit facility, including commitment fees	$20.3	$25.3	$5.0
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible senior subordinated debentures	1.8	1.8	—
Other	0.1	0.6	0.5

	22.3	27.8	5.5
Amortization of deferred loan costs	1.3	1.3	—
Less:
Discontinued operations interest expense allocation	(0.1)	(1.4)	(1.3)
Interest income	(0.3)	(0.3)	—
Capitalized interest	(0.1)	(0.7)	(0.6)

	$23.1	$26.7	$3.6

The increase in interest expense during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was a direct result of the increases in debt associated with the acquisition of four facilities from HCA (two of which are included as discontinued operations) and increases in interest rates on our variable rate debt. Our weighted-average monthly interest-bearing debt balance increased from $1,516.2 million during the three months ended March 31, 2006 to $1,661.7 million during the same period in 2007. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended March 31, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	March 31,		Increase
	2006	2007	(Decrease)

Provision for income taxes	$22.7	$25.9	$3.2
Effective income tax rate	40.0%	40.7%	70bps

The increase in our provision for income taxes was primarily a result of higher income from continuing operations during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 and higher interest expense on unrecognized tax benefits.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, expend funds on capital expenditures and fund certain small to mid-size acquisitions.

The following table presents our summarized cash flow information for the three months ended March 31, 2006 and 2007 and reconciles the non-GAAP metric of free operating cash flow to the net increase in cash and cash equivalents, as stated in our accompanying condensed consolidated statements of cash flows (in millions):

	Three Months Ended
	March 31,
	2006	2007

Net cash flows provided by continuing operating activities	$55.3	$53.7
Less: Purchase of property and equipment	(50.1)	(32.0)

Free operating cash flow	5.2	21.7
Acquisitions	(3.5)	—
Proceeds from sale of hospitals	19.9	0.1
Proceeds from borrowings	10.0	40.0
Payments on borrowings	(10.0)	(52.4)
Proceeds from exercise of stock options	0.3	1.0
Other	0.9	0.2
Cash flows from operations (used in) provided by discontinued operations	(0.1)	10.1

Net increase in cash and cash equivalents	$22.7	$20.7

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for purchases of property and equipment. Our net cash flow provided by continuing operating activities for the quarter ended March 31, 2007 was negatively impacted by an $8.5 million over-funding of our employee 401(k) plan. Excluding this payment, which was refunded during April 2007, our net cash provided by continuing operating activities would have been $62.2 million. We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and also utilized for debt repayments. Computations of free operating cash flow may differ from company to company. Therefore, our free operating cash flow should be used as a complement to, and in conjunction with, our accompanying condensed consolidated statements of cash flows presented in our condensed consolidated financial statements included elsewhere in this report.

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	March 31,
	2006	2007

Total current assets	$619.3	$653.2
Total current liabilities	304.3	262.5

Net working capital	$315.0	$390.7

Current ratio	2.04	2.49

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the three months ended March 31, 2006 and 2007 (in millions):

	Three Months Ended
	March 31,
	2006	2007

Capital projects	$30.8	$22.2
Routine	13.7	8.4
Information systems	5.6	1.4

	$50.1	$32.0

Depreciation expense	$31.1	$32.6

Ratio of capital expenditures to depreciation expense	161.1%	98.2%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of	March 31,
	2006	Debt Borrowings	Borrowings	2007

Senior Credit Facility:
Term B Loans	$1,321.9	$—	$(32.5)	$1,289.4
Revolving Loans	110.0	40.0	(20.0)	130.0
Province’s 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province’s 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	225.0
Other, including capital leases	5.8	—	(0.2)	5.6

	$1,668.9	$40.0	$(52.7)	$1,656.2

We use leverage or our debt to total capitalization ratio to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	March 31,	Increase
	2006	2007	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,668.4	1,655.7	(12.7)

Total debt	1,668.9	1,656.2	(12.7)
Total stockholders’ equity	1,450.0	1,485.9	35.9

Total capitalization	$3,118.9	$3,142.1	$23.2

Total debt to total capitalization	53.5%	52.7%	(80)bps

Percentage of:
Fixed rate debt	14.2%	14.3%
Variable rate debt(a)	85.8	85.7

	100.0%	100.0%

Percentage of:
Senior debt	86.1%	86.0%
Subordinated debt	13.9	14.0

	100.0%	100.0%

(a)	Effective November 30, 2006, we entered into an interest swap agreement to mitigate our floating rate risk on a portion of our outstanding variable rate borrowings which has the effect of converting $900.0 million of our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap has the effect of decreasing our variable rate debt as a percentage of our outstanding debt from 85.8% to 31.9% as of December 31, 2006 and from 85.7% to 31.4% as of March 31, 2007. Please refer to the “Capital Resources — Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources

Senior Secured Credit Facilities

On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”). The Credit Agreement provides for secured term B loans up to $1,250.0 million maturing on April 15, 2012 (the “Term B Loans”) and revolving loans of up to $350.0 million maturing on April 15, 2012 (the “Revolving Loans”). In addition, the Credit Agreement, as amended, provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $50.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments

We have made early installment payments under the Term B Loans totaling in the aggregate $160.5 million during 2005, 2006 and the first quarter of 2007. These installment payments extinguished our required repayments through March 31, 2011. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate $1,289.5 million.

On June 30, 2006, we borrowed $50.0 million in the form of Term B Loans and $200.0 million in Revolving Loans to finance the acquisition of the four hospitals from HCA. During the fourth quarter of 2006, we repaid $90.0 million on our outstanding Revolving Loans, which included a repayment of $40.4 million from the proceeds of the sale of Saint Francis, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this report.

During January 2007, we borrowed $40.0 million under our Credit Agreement in the form of Revolving Loans and repaid $32.5 million of our outstanding borrowings under the Credit Agreement for Term B Loans. Additionally, during the first quarter of 2007 and subsequently in April 2007, we repaid $20.0 million and $25.0 million, respectively, on our Revolving Loans.

Letters of Credit and Availability

As of March 31, 2007, we had $30.7 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $239.3 million as of March 31, 2007 including the $50.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term B Loans available for borrowing were $200.0 million as of March 31, 2007, all of which is available under the additional tranche.

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

As of March 31, 2007, the applicable annual interest rates under the Term B Loans and Revolving Loans were 6.985% and 7.110%, respectively, which were based on the 90 - day Adjusted LIBO rate plus the applicable margin. The 90 - day Adjusted LIBO rate was 5.360% at March 31, 2007. The weighted-average applicable annual interest rate for the three month period ended March 31, 2007 under the Term B Loans was 6.97%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10% of revenues for the year ending December 31, 2007.

The financial covenant requirements and ratios are as follows:

		Level at
		March 31,
	Requirement	2007

Minimum Interest Coverage Ratio	≥3.50:1.00	4.46
Maximum Total Leverage Coverage Ratio	≤4.50:1.00	3.36

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

  3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025

On August 10, 2005, we sold $225.0 million of our 3 1/4% Convertible Senior Subordinated Debentures due 2025 (“3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay indebtedness and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.

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

The conversion rate for the 3 1/4% Debentures is initially 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock. Because the principal portion of the 3 1/4% Debentures is payable only in cash and our common stock price during the three months ended March 31, 2006 and 2007 was trading below the conversion price of $61.22 per share, there are no potential common shares related to the 3 1/4% Debentures included in our earnings per share calculations.

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

Province 7 1/2% Senior Subordinated Notes

The $6.1 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013 (the “7 1/2% Notes”) bears interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. We may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.

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

We assess the effectiveness of our cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at March 31, 2007, and determined the hedge to be highly effective in accordance with SFAS No. 133. The interest rate swap agreement exposes us to credit risk in the event of non-performance by CITI. However, we do not anticipate non-performance by CITI. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at March 31, 2007, reflected a liability of approximately $16.7 million and is included in professional and general liability claims and other liabilities in our accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of March 31, 2007 because of a decrease in market interest rates since inception.

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

The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

Moody’s
	Senior			S&P			Fitch Ratings
	Unsecured	Senior Implied		Issuer			Issuer
Date	Issuer Rating	Issuer Rating	Outlook	Rating		Outlook	Rating		Outlook

April 1999	—	—	—	B+		Stable	—		—
October 1999	—	B1	Stable	B+		Stable	—		—
February 2001	—	B1	Positive	B+		Stable	—		—
May 2001	—	Ba3	Stable	B+		Stable	—		—
June 2001	B2	Ba3	Stable	BB( −	)	Stable	—		—
June 2002	B2	Ba3	Stable	BB( −	)	Stable	—		—
December 2003	B2	Ba3	Stable	BB		Stable	—		—
August 2004	B2	Ba3	Negative	BB		Negative	—		—
March 2005	B2	Ba3	Stable	BB		Stable	—		—
July 2005	B2	Ba3	Stable	BB		Negative	—		—
May 2006	B2	Ba3	Stable	BB		Negative	BB( −	)	Stable
January 2007	B2	Ba3	Stable	BB( −	)	Stable	BB( −	)	Stable

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period April 1, 2007 to December 31, 2007, to be in a range of $150.0 million to $170.0 million. We have large capital projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2007, we had projects under construction with an estimated cost to complete and equip of approximately $96.3 million. See Note 11 to the accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2007, there were no material changes in our contractual obligations presented in our 2006 Annual Report on Form 10-K. However, as of March 31, 2007, we have a $53.0 million long-term income tax liability as a result of our adoption of FIN 48 on January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities will be excluded from our contractual obligations table.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $30.7 million as of March 31, 2007, all of which relate to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 7 of our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 11 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Americans with Disabilities Act claim;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments; and

•	Acquisitions.

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	investment in and integration of our recent acquisitions;

•	liabilities associated with and other effects resulting from our recent acquisitions;

•	future financial performance and condition;

•	future liquidity and capital resources;

•	future cash flows;

•	existing and future debt and equity structure;

•	our strategic goals;

•	our business strategy and operating philosophy;

•	competition with other hospitals companies and other healthcare service providers;

•	our compliance with federal, state and local regulations;

•	our stock compensation arrangements;

•	executive compensation;

•	our hedging arrangements;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	future acquisitions, dispositions and joint ventures;

•	tax-related liabilities;

•	industry trends;

•	the efforts of insurers and other payors, healthcare providers and other to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	risk management and insurance;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	our contractual obligations;

•	the completion of projects under construction;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards; and

•	physician recruiting and retention.

There are a number of factors, many beyond our control, that could cause results to differ significantly from our expectations. Part I, Item 1A. Risk Factors of our 2006 Annual Report on Form 10-K contains a summary of these factors. Any factor described in our 2006 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2006 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

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

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of March 31, 2007, we had outstanding debt of $1,656.2 million, 85.7% or $1,419.5 million of which was subject to variable rates of interest. As of March 31, 2007, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $225.0 million 3 1/4% Debentures was approximately $213.8 million, based on the quoted market prices at March 31, 2007.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $14.2 million as of March 31, 2007. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change. We have an interest rate swap agreement in place to mitigate our floating interest rate risk on a portion of our outstanding variable rate borrowings with a decreasing notional amount starting at $900.0 million. Please refer to Note 10 of our accompanying condensed consolidated financial statements included elsewhere in this report for more information regarding the interest rate swap.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Americans with Disabilities Act Claims.  The Americans with Disabilities Act, or the ADA, generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of our existing hospitals alleging non-compliance with the accessibility guidelines of the ADA. On April 20, 2007, the plaintiff amended the lawsuit to add hospitals we subsequently acquired, including the former Province Facilities, WCCH and DRMC and dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. We may be required to expend significant capital expenditures at one or more of our facilities in order to comply with the ADA, and our business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the United States District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government or the payment of damages. As of April 23, 2007, the plaintiffs have conducted inspections at 27 of our hospitals including the now divested Smith County and recently closed Guyan Valley Hospital. To date, the District Court has approved the settlement agreements between the parties relating to 13 of our facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with the ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8 hereto) (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
4.4	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093

Exhibit
Number	Description

4.5	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.6	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320
4.7	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320
4.8	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646
4.9	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818
4.10	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
10.1	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: April 26, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (included as part of Exhibit 4.8 hereto) (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
4.3	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
4.4	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093
4.5	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.6	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320
4.7	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320
4.8	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646
4.9	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818

Exhibit
Number	Description

4.10	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251
10.1	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.