Form 10-Q
period 2007-06-30
LIFEPOINT HOSPITALS, INC.
filed 2007-07-30
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of June 30, 2007, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 58,053,010.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	$560.2	$654.3	$1,140.8	$1,315.5

Salaries and benefits	225.0	257.1	452.1	514.0
Supplies	76.8	89.7	158.6	182.1
Other operating expenses	99.1	123.0	192.5	237.3
Provision for doubtful accounts	56.8	81.2	122.7	154.4
Depreciation and amortization	16.0	34.4	46.6	66.9
Interest expense, net	24.2	25.4	47.1	51.8

	497.9	610.8	1,019.6	1,206.5

Income from continuing operations before minority interests and income taxes	62.3	43.5	121.2	109.0
Minority interests in earnings of consolidated entities	0.4	0.8	0.7	1.1

Income from continuing operations before income taxes	61.9	42.7	120.5	107.9
Provision for income taxes	24.7	18.1	48.1	44.6

Income from continuing operations	37.2	24.6	72.4	63.3

Discontinued operations, net of income taxes:
Loss from discontinued operations	(2.1)	(2.6)	(3.7)	(3.5)
Impairment of assets	—	(8.5)	—	(16.4)
(Loss) gain on sale of hospitals	(0.3)	(0.1)	3.5	(0.2)

Loss from discontinued operations	(2.4)	(11.2)	(0.2)	(20.1)
Cumulative effect of change in accounting principle, net of income taxes	—	—	0.7	—

Net income	$34.8	$13.4	$72.9	$43.2

Basic earnings (loss) per share:
Continuing operations	$0.67	$0.44	$1.30	$1.13
Discontinued operations	(0.04)	(0.20)	—	(0.36)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.63	$0.24	$1.31	$0.77

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.43	$1.29	$1.11
Discontinued operations	(0.04)	(0.20)	—	(0.35)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.62	$0.23	$1.30	$0.76

Weighted average shares and dilutive securities outstanding:
Basic	55.6	56.1	55.5	56.0

Diluted	56.2	57.2	56.1	57.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	December 31,	June 30,
	2006(1)	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12.2	$13.4
Accounts receivable, less allowances for doubtful accounts of $326.2 and $409.5 at December 31, 2006 and June 30, 2007, respectively	321.6	307.3
Inventories	65.9	68.6
Assets held for sale	155.1	29.5
Prepaid expenses	12.6	15.9
Income taxes receivable	11.2	—
Deferred tax assets	49.2	149.8
Other current assets	20.6	19.0

	648.4	603.5
Property and equipment:
Land	76.8	71.6
Buildings and improvements	1,061.5	1,151.1
Equipment	597.7	622.7
Construction in progress (estimated cost to complete and equip after June 30, 2007 is $87.0)	72.0	75.8

	1,808.0	1,921.2
Accumulated depreciation	(468.6)	(528.9)

	1,339.4	1,392.3

Deferred loan costs, net	31.1	41.4
Intangible assets, net	33.7	47.0
Other	4.5	4.9
Goodwill	1,581.3	1,519.1

	$3,638.4	$3,608.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.4	$74.8
Accrued salaries	68.3	63.5
Accrued interest	11.3	34.4
Income taxes payable	—	16.9
Other current liabilities	115.8	80.0
Current maturities of long-term debt	0.5	0.5

	304.3	270.1

Long-term debt	1,668.4	1,525.6
Deferred income taxes	120.5	138.0
Professional and general liability claims and other liabilities	82.3	78.9
Long-term income tax liability	—	55.1

Minority interests in equity of consolidated entities	12.9	15.6

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,365,018 and 58,053,010 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	0.6	0.6
Capital in excess of par value	1,044.4	1,068.9
Unearned ESOP compensation	(6.4)	(4.8)
Accumulated other comprehensive loss	(9.6)	(3.8)
Retained earnings	421.0	464.0

	1,450.0	1,524.9

	$3,638.4	$3,608.2

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Cash flows from operating activities:
Net income	$34.8	$13.4	$72.9	$43.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.4	11.2	0.2	20.1
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.7)	—
Stock-based compensation	2.6	3.6	5.8	7.2
ESOP expense (non-cash portion)	2.6	2.5	5.0	4.7
Depreciation and amortization	16.0	34.4	46.6	66.9
Amortization of deferred loan costs	1.4	1.7	2.7	3.0
Minority interests in earnings of consolidated entities	0.4	0.8	0.7	1.1
Deferred income taxes	2.9	(16.6)	(0.2)	(35.0)
Reserve for professional and general liability claims, net	2.3	4.6	4.1	4.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	6.3	7.0	(3.8)	(0.5)
Inventories and other current assets	(2.6)	4.0	(6.0)	(7.2)
Accounts payable and accrued expenses	11.6	20.5	(5.7)	(12.8)
Income taxes payable/receivable	(21.3)	(3.5)	(7.7)	38.7
Other	(0.1)	0.7	0.4	1.8

Net cash provided by operating activities — continuing operations	59.3	84.3	114.3	135.3
Net cash (used in) provided by operating activities — discontinued operations	(1.0)	(5.2)	(0.8)	7.6

Net cash provided by operating activities	58.3	79.1	113.5	142.9

Cash flows from investing activities:
Purchase of property and equipment	(44.9)	(40.6)	(95.0)	(72.6)
Acquisitions, net of cash acquired	(257.1)	—	(260.6)	—
Other	(0.3)	2.0	(0.6)	1.8

Net cash used in investing activities — continuing operations	(302.3)	(38.6)	(356.2)	(70.8)
Net cash provided by investing activities — discontinued operations	7.7	72.7	27.6	72.8

Net cash (used in) provided by investing activities	(294.6)	34.1	(328.6)	2.0

Cash flows from financing activities:
Proceeds from borrowings	250.0	575.0	260.0	615.0
Payments of borrowings	(10.0)	(705.1)	(20.0)	(757.5)
Proceeds from exercise of stock options	—	11.1	0.3	12.1
Payment of debt issuance costs	—	(13.3)	(0.4)	(13.3)
Other	(0.5)	(0.4)	1.1	—

Net cash provided by (used in) financing activities	239.5	(132.7)	241.0	(143.7)

Change in cash and cash equivalents	3.2	(19.5)	25.9	1.2
Cash and cash equivalents at beginning of period	53.1	32.9	30.4	12.2

Cash and cash equivalents at end of period	$56.3	$13.4	$56.3	$13.4

Supplemental disclosure of cash flow information:
Interest payments	$19.9	$1.4	$45.0	$30.2

Capitalized interest	$0.2	$0.7	$0.3	$1.4

Income taxes paid, net	$43.5	$38.1	$56.2	$40.5

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained
	Shares	Amount	Par Value	Compensation	Income (Loss)	Earnings	Total

Balance at December 31, 2006	57.4	$0.6	$1,044.4	$(6.4)	$(9.6)	$421.0	$1,450.0
Comprehensive income:
Net income	—	—	—	—	—	43.2	43.2
Net change in fair value of interest rate swap, net of tax expense of $3.0	—	—	—	—	5.8	—	5.8

Total comprehensive income	—	—	—	—	—	—	49.0

Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48)	—	—	—	—	—	(0.2)	(0.2)
Non-cash ESOP compensation earned	—	—	3.5	1.6	—	—	5.1
Exercise of stock options, including tax benefits and other	0.4	—	13.2	—	—	—	13.2
Stock activity in connection with employee stock purchase plans	—	—	0.7	—	—	—	0.7
Stock-based compensation — nonvested stock	—	—	3.8	—	—	—	3.8
Stock-based compensation — stock options	—	—	3.3	—	—	—	3.3
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—

Balance at June 30, 2007	58.1	$0.6	$1,068.9	$(4.8)	$(3.8)	$464.0	$1,524.9

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

At June 30, 2007, the Company operated 50 hospitals, including two hospitals that are being held for disposal. In all but three of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 19 states: Alabama; Arizona; California; Colorado; Florida; Indiana; Kansas; Kentucky; Louisiana; Mississippi; Nevada; New Mexico; South Carolina; Tennessee; Texas; Utah; Virginia; West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $21.7 million and $21.0 million for the three months ended June 30, 2006 and 2007, respectively, and $38.3 million and $41.8 million for the six months ended June 30, 2006 and 2007, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. This reclassification has no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Acquisitions

Four HCA Hospitals

Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four hospitals that the Company acquired were 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia (“St. Joseph’s”); 155-bed Saint Francis Hospital, Charleston, West Virginia (“Saint Francis”); and 369-bed Raleigh General Hospital, Beckley, West Virginia. The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition.

Under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the total purchase price of the four former HCA hospitals was allocated to the net tangible and intangible assets based upon their estimated fair values as of July 1, 2006. The excess of the purchase price over the estimated fair value of the net tangible and intangible

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets was recorded as goodwill. The results of operations of these hospitals are included in LifePoint’s results of operations beginning July 1, 2006. The purchase price allocation for the four former HCA hospitals has been prepared on a preliminary basis and is subject to changes as new facts and circumstances emerge. The Company engaged a third-party valuation firm to provide a valuation of certain acquired assets and liabilities, primarily real property, equipment and certain intangible assets.

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.8
Property and equipment	198.0
Intangible assets	5.0
Goodwill	47.6

Total assets acquired, excluding cash	266.0

Accounts payable	0.2
Accrued salaries	5.6
Other current liabilities	2.4

Total liabilities assumed	8.2

Net assets acquired	$257.8

In connection with the purchase price allocation, the Company recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the three and six months ended June 30, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets established by the third party valuation firm than the Company originally anticipated in the preliminary purchase price allocations.

The Company classified St. Joseph’s and Saint Francis as assets held for sale/discontinued operations, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), effective as of the acquisition date of July 1, 2006. The Company sold Saint Francis effective January 1, 2007 and St. Joseph’s effective May 1, 2007, as further discussed in Note 3.

Note 3.	Discontinued Operations

Coastal Carolina Medical Center

In June 2007, the Company entered into an agreement with Tenet Health System Medical, Inc., a subsidiary of Tenet Healthcare Corporation (“Tenet”), to sell Coastal Carolina Medical Center (“Coastal”). Effective July 1, 2007, the Company completed the sale of Coastal to Tenet for a price of $35.0 million plus adjustments for working capital and other items. In connection with the entry into the agreement with Tenet, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations for the three and six month periods ended June 30, 2007.

Colorado River Medical Center

In March 2007, the Company, through its indirect wholly-owned subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

working capital of Colorado River Medical Center (“Colorado River”) plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the existing operating lease agreement. In connection with the signing of the letter of intent, the Company recognized an impairment charge of $0.7 million and $8.6 million, net of income taxes, or $0.01 and $0.15 loss per diluted share, in discontinued operations for the three and six months ended June 30, 2007, respectively. The impairment charge relates to goodwill impairment and the property and equipment and net working capital to be transferred for which the Company anticipates receiving no consideration. The following table sets forth the components of Colorado River’s impairment charge for the three and six months ended June 30, 2007 (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Net working capital	$1.1	$4.5
Property and equipment	—	4.9
Goodwill	—	3.1

	1.1	12.5
Income tax benefit	(0.4)	(3.9)

	$0.7	$8.6

Two Former HCA Hospitals

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, the Company’s management committed to a plan to divest two of the acquired hospitals, St. Joseph’s and Saint Francis. The Company sold Saint Francis effective January 1, 2007 to Herbert J. Thomas Memorial Hospital and St. Joseph’s effective May 1, 2007 to Signature Hospital, LLC. The Company recognized a combined loss of approximately $0.2 million in connection with the disposals of Saint Francis and St. Joseph’s, primarily relating to transaction costs associated with the sales.

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

Impact of Discontinued Operations

The results of operations, net of income taxes, of Coastal, Colorado River, St. Joseph’s, Saint Francis, Smith County, MCSI and Ashland are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated $0.3 million and $0.8 million for the three months ended June 30, 2006 and 2007, respectively, and $0.8 million and $2.5 million for the six months ended June 30, 2006 and 2007, respectively, of interest expense to discontinued operations. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations is based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations is based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and loss before income taxes, excluding impairment and gain (loss) on sale of hospitals, of discontinued operations for the three and six months ended June 30, 2006 and 2007 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	$11.7	$18.2	$31.5	$55.9
Loss before income taxes	(3.3)	(4.2)	(5.8)	(5.4)

The following table presents the changes in the Company’s assets held for sale for the six months ended June 30, 2007 (in millions):

	Current	Property and	Intangible
	Assets	Equipment	Assets, Net	Total

Balance at December 31, 2006	$14.1	$140.6	$0.4	$155.1
Sale of Saint Francis	(3.7)	(38.0)	(0.2)	(41.9)
Impairment of Colorado River	(4.4)	(5.1)	—	(9.5)
Sale of St. Joseph’s	(4.6)	(68.5)	(0.2)	(73.3)
Net change in balances related to held for sale hospitals	(0.5)	(0.4)	—	(0.9)

Balance at June 30, 2007	$0.9	$28.6	$—	$29.5

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2006 and did not incur an impairment charge related to the impairment test. In connection with the entry into an agreement for the sale of Coastal and the signing of a letter of intent for Colorado River, as discussed in Note 3, the Company recognized a pretax impairment charge related to goodwill of approximately $10.2 million. Additionally, during the three months ended June 30, 2007, the Company had purchase price allocation adjustments for the four former HCA hospitals, as discussed in Note 2, resulting in a decrease in the carrying value of goodwill of approximately $51.4 million. The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2007 (in millions):

Balance at December 31, 2006	$1,581.3
Impairment related to held for sale hospitals	(10.2)
Consideration adjustments and adjustments to purchase price allocations for acquisitions	(52.0)

Balance at June 30, 2007	$1,519.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2006	$21.0	$(1.7)	$19.3
Additions	12.2	—	12.2
Impairment related to Coastal	(0.3)	—	(0.3)
Amortization expense	—	(2.3)	(2.3)

Balance at June 30, 2007	$32.9	$(4.0)	$28.9

Non-competition agreements:
Balance at December 31, 2006	$16.6	$(4.8)	$11.8
Additions	0.8	—	0.8
Amortization expense	—	(1.4)	(1.4)

Balance at June 30, 2007	$17.4	$(6.2)	$11.2

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2006	$2.6	$—	$2.6
Additions (purchase price allocations for acquisitions)	4.5	—	4.5
Impairment related to Coastal	(0.2)	—	(0.2)

Balance at June 30, 2007	$6.9	$—	$6.9

Total intangible assets:
Balance at December 31, 2006	$40.2	$(6.5)	$33.7
Additions	17.5	—	17.5
Impairment related to Coastal	(0.5)	—	(0.5)
Amortization expense	—	(3.7)	(3.7)

Balance at June 30, 2007	$57.2	$(10.2)	$47.0

Contract-Based Physician Minimum Revenue Guarantees

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability at the inception of a physician minimum revenue guarantee. The contract-based intangible assets are amortized into other operating expenses over the period of the physician contract, which is typically five years. As of June 30, 2007, the Company’s liability balance for contract-based physician minimum revenue guarantees was $15.4 million, which is included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Competition Agreements

The Company has entered into non-competition agreements and, these non-competition agreements are amortized on a straight-line basis over the term of the agreements.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. An independent appraiser values each certificate of need when the Company acquires a hospital. These intangible assets have been determined to have indefinite lives and, accordingly, are not amortized.

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

Reclassification from current deferred tax assets	$14.4
Increase to current deferred tax assets	36.9
Increase in goodwill	0.5
Cumulative impact of change recorded in retained earnings	0.2

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

During the three and six months ended June 30, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $1.2 million and $2.2 million, respectively, to its long-term income tax liability for the potential payment of additional interest. Of the $47.8 million unrecognized tax benefits at June 30, 2007, approximately $7.5 million, if recognized, would affect the Company’s effective tax rate. The Company’s long-term income tax liability was comprised of the following at January 1, 2007 and June 30, 2007 (in millions):

	January 1,	June 30,
	2007	2007

Unrecognized tax benefits	$45.8	$47.8
Accrued interest and penalties	6.2	7.3

	$52.0	$55.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s U.S. federal income tax returns for tax years 1999 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. As a result, HCA and the IRS are currently working through the complex calculations for the many HCA tax years that are impacted. Due to the complex computations and many impacted HCA tax years (including HCA tax years preceding the spin-off of the Company from HCA), neither the Company nor HCA is currently able to estimate when the final settlement of the HCA tax years will occur. The Company cannot reach resolution of its IRS examination until after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA on May 11, 1999. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. The Company has extended the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000 and 2001 through December 31, 2007 and will likely extend the statutes of limitation further at that time.

In 2005, the IRS commenced an examination of the Company’s federal income tax return for the year ended December 31, 2003. Furthermore, during the second quarter of 2006, the IRS commenced an examination of select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company anticipates that the examination for its tax year ended December 31, 2002 will be concluded by the end of 2007. The Company has extended the statute of limitation for this return through December 31, 2007 and will likely extend the statute of limitation further. During the quarter ended June 30, 2007, the Company derecognized $2.2 million of tax benefits, resulting in a $2.2 million increase in the long-term income tax liability and a $2.2 million increase in current deferred tax assets.

Finally, in 2005 the IRS commenced an examination of the federal income tax return of Province Healthcare Company and Subsidiaries (“Province”), which the Company merged with effective April 15, 2005, for the year ended December 31, 2003. During the quarter ended June 30, 2007, the Company and the IRS concluded the examination of Province’s federal income tax return for the year ended December 31, 2003, with the Company making a $1.4 million payment (including interest) in settlement of all matters. Of the $1.4 million payment, $0.8 million reduced the Company’s long-term income tax liability, and $0.6 million decreased non-current deferred tax liabilities. In addition, the Company reduced its long-term income tax liability by $0.8 million and decreased the goodwill associated with the Province business combination in accordance with SFAS No. 109. The Company has extended the statute of limitation for this return through December 31, 2007. Province’s U.S. federal income tax returns for tax years 2003 through April 15, 2005 remain subject to examination by the IRS.

Based on the outcome of these examinations or as a result of the expiration of statutes of limitation for specific taxing jurisdictions, it is reasonably possible that unrecognized tax positions could change within the next twelve months. However, the Company cannot currently estimate the range of any possible change.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$37.2	$24.6	$72.4	$63.3
Loss from discontinued operations, net of income taxes	(2.4)	(11.2)	(0.2)	(20.1)
Cumulative effect of change in accounting principle	—	—	0.7	—

	$34.8	$13.4	$72.9	$43.2

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	55.6	56.1	55.5	56.0
Effect of dilutive securities:
Employee stock benefit plans	0.6	1.1	0.6	1.0

Denominator for diluted earnings (loss) per share — weighted average shares	56.2	57.2	56.1	57.0

Basic earnings (loss) per share:
Continuing operations	$0.67	$0.44	$1.30	$1.13
Discontinued operations	(0.04)	(0.20)	—	(0.36)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.63	$0.24	$1.31	$0.77

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.43	$1.29	$1.11
Discontinued operations	(0.04)	(0.20)	—	(0.35)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.62	$0.23	$1.30	$0.76

The Company’s $575.0 million 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and $225.0 million 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and the 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 has been excluded because the effect would have been anti-dilutive for the three and six month periods ended June 30, 2006 and 2007.

Note 7.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

Note 8.	Change in the Company’s Chief Financial Officer

On May 10, 2007, the Company announced that David M. Dill, age 38, would become Chief Financial Officer of the Company. Mr. Dill assumed the position effective July 12, 2007 and replaces Michael J. Culotta, who resigned effective April 26, 2007. On May 8, 2007, the Compensation Committee of the Company’s Board of Directors granted Mr. Dill 50,000 shares of the Company’s nonvested stock awards and stock options to purchase 90,000 shares of the Company’s common stock under the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

On May 4, 2007, LifePoint CSGP, LLC, a subsidiary of the Company, and Mr. Culotta entered into an Agreement to Cooperate and General Release (the “Release Agreement”). Under the Release Agreement, Mr. Culotta agreed to cooperate with the Company in various matters in which his knowledge of the business of the Company may be relevant and to assist the Company so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by the Company. He agreed that his participation in various employment plans sponsored by the Company had ceased with his resignation and to release any claims he may have against the Company. As consideration for entering into the Release Agreement, the Company agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. He also acknowledged certain terms of existing stock options and rights under Company plans, including the expiration thereof in relation to his resignation. Mr. Culotta also agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.

As a result of Mr. Culotta’s resignation, the Company incurred a net decrease in compensation expense of approximately $0.7 million ($0.4 million, net of income taxes), or an increase in diluted earnings per share of $0.01, for the three and six months ended June 30, 2007. This net decrease in compensation expense consists of the approximately $0.8 million recognized in connection with the Release Agreement, as described above,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset by an approximately $1.5 million reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

Note 9.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans. The Company currently has the following four types of stock-based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

Stock Options

The Company estimated the fair value of stock options granted during the three and six month periods ended June 30, 2006 and 2007 using the Hull-White II lattice option Valuation Model (“HW-II”) and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The Company granted stock options to purchase 824,870 and 609,525 shares of the Company’s common stock to certain key employees during the six months ended June 30, 2006 and 2007, respectively. The stock options that were granted during these periods vest 33.3% on each grant anniversary date over three years of continued employment.

In addition, during the six months ended June 30, 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options are subject to forfeiture unless certain targeted levels of diluted earnings per share are achieved for the year ending December 31, 2007. Depending on the level of diluted earnings per share achieved for the current fiscal year, the senior executives will forfeit zero to 100% of these stock options. The stock options that are not forfeited at year end will vest ratably beginning one year from the date of the grant to three years after the date of the grant. For purposes of accounting for the stock compensation expense of these stock options, the Company has assumed a target level of diluted earnings per share that will result in earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares; to the extent any of the stock options assumed earned and therefore expensed are subsequently forfeited, the Company will reverse the recognized stock compensation expense. If the target levels achieved exceed the Company’s expectations, the Company will recognize an additional stock compensation expense up to the maximum 760,000 share level.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six month periods ended June 30, 2006 and 2007:

	Six Months Ended
	June 30,
	2006	2007

Expected volatility	33.0%	25.4%
Risk free interest rate (range)	4.38% - 4.99%	4.48% - 5.21%
Expected dividends	—	—
Average expected term (years)	5.4	5.1
Fair value per share of stock options granted	$11.09	$10.38

The Company received $11.1 million in cash from stock option exercises for the three months ended June 30, 2007, and $0.3 million and $12.1 million for the six months ended June 30, 2006 and 2007,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the three and six month periods ended June 30, 2006. The Company recognized actual tax benefits for the tax deductions from stock option exercises of $1.0 million for the three and six month periods ended June 30, 2007.

As of June 30, 2007, there was $13.3 million of total unrecognized compensation cost related to stock option compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.2 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The Company granted 377,949 and 427,345 shares of nonvested stock awards to certain key employees during the six months ended June 30, 2006 and 2007, respectively. These nonvested stock awards cliff-vest three years from the grant date. The weighted-average fair market value at the date of grant of the 377,949 and 427,345 shares of nonvested stock awards was $33.02 and $36.84 per share, respectively.

Of the 427,345 shares of nonvested stock awards granted during the six months ended June 30, 2007, 190,000 shares are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any recognized compensation expense will be reversed.

As of June 30, 2007, there was $25.6 million of total unrecognized compensation cost related to nonvested stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.

On May 8, 2007, pursuant to the Outside Directors Stock and Incentive Compensation Plan (“ODSIP”), the Company’s Board of Directors, upon recommendations of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to each of the seven members of the Board of Directors who are not employees of the Company or any of its subsidiaries. This award will be fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the 2008 Annual Meeting of Stockholders of the Company; (ii) the death or disability of the non-employee director; or (iii) events described in Section 7.1 of the ODSIP. Generally, such shares will be forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the 2008 Annual Meeting of Stockholders. The non-employee director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six month periods ended June 30, 2006 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Nonvested stock	$1.1	$1.7	$3.0	$3.9
Stock options	1.5	1.9	2.8	3.3

Total stock-based compensation expense	$2.6	$3.6	$5.8	$7.2

Tax benefits on stock-based compensation expense	$1.0	$1.5	$2.2	$2.9

The Company did not capitalize any stock-based compensation cost for the three or six month periods ended June 30, 2006 and 2007. As of June 30, 2007, there was $38.9 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.3 years.

Note 10.	Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and June 30, 2007 (in millions):

	December 31,	June 30,
	2006	2007

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,321.9	$714.4
Revolving Loans	110.0	—

	1,431.9	714.4

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/2% Convertible Senior Subordinated Notes, due 2014	—	575.0
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	806.2
Capital leases/other	5.8	5.5

Total long-term debt	1,668.9	1,526.1
Less: current portion	0.5	0.5

	$1,668.4	$1,525.6

Senior Secured Credit Facilities

During the six months ended June 30, 2007, the Company repaid a portion of its outstanding term B loans (the “Term B Loans”) and all of its outstanding revolving loans (the “Revolving Loans”), primarily with the proceeds from the issuance of the Company’s 3 1/2% Convertible Senior Subordinated Notes due

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 15, 2014, as discussed further in this note, and from the proceeds from the sale of St. Joseph’s effective May 1, 2007, as discussed in Note 3.

Effective May 11, 2007, the Company amended its Credit Agreement and increased its additional tranches available under its Term B Loans and Revolving Loans by $200.0 million and $50.0 million, respectively. Additionally the amendment allows for the issuance of up to $250.0 million in term A loans, previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Convertible Senior Subordinated Notes, as discussed further in this note.

3 1/2% Convertible Senior Subordinated Notes due May 15, 2014

On May 29, 2007, the Company issued $500.0 million of its 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014, and on May 31, 2007, the Company issued another $75.0 million pursuant to the underwriters’ exercise of their overallotment option. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under the Credit Agreement, as previously discussed in this note. The 3 1/2% Convertible Senior Subordinated Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15, commencing November 15, 2007.

The 3 1/2% Convertible Senior Subordinated Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/2% Convertible Senior Subordinated Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other specified events. On or after March 15, 2014, holders may convert their 3 1/2% Convertible Senior Subordinated Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014 regardless of whether any of the foregoing conditions are satisfied.

Subject to certain exceptions, the Company will deliver cash and shares of its common stock upon conversion of each $1,000 principal amount of its 3 1/2% Convertible Senior Subordinated Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness the Company may incur in the future. If the Company does not make any payment it is obligated to make under the terms of the 3 1/2% Convertible Senior Subordinated Notes, holders may declare an event of default.

The initial conversion rate is 19.3095 shares of the Company’s common stock per $1,000 principal amount of the 3 1/2% Convertible Senior Subordinated Notes (subject to adjustments and certain events). This represents an initial conversion price of approximately $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, the Company will increase the conversion rate in certain circumstances.

Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3 1/2% Convertible Senior Subordinated Notes may require the Company to purchase some or all of the 3 1/2% Convertible Senior Subordinated Notes at a purchase price in cash equal to 100% of the principal amount of the 3 1/2% Convertible Senior Subordinated Notes surrendered, plus any accrued and unpaid interest.

The indenture for the 3 1/2% Convertible Senior Subordinated Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or other provisions to protect holders of the 3 1/2% Convertible Senior Subordinated Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.

Note 11.	Interest Rate Swap

On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank N.A., New York (the “Counterparty” or “Citibank”). The interest swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings under its Credit Agreement. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to the Counterparty calculated on a notional amount as set forth in the schedule below at a fixed rate of 5.585% while the Counterparty will be obligated to make quarterly floating payments to the Company based on the three-month London Interbank Offered Rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 30, 2006 to November 30, 2007	$900.0 million
November 30, 2007 to November 30, 2008	$750.0 million
November 30, 2008 to November 30, 2009	$600.0 million
November 30, 2009 to November 30, 2010	$450.0 million
November 30, 2010 to May 30, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. For the three months ended June 30, 2007, the Company completed an assessment of the cash flow hedge instrument and determined the hedge to be partially ineffective in accordance with SFAS No. 133. As of June 30, 2007, the outstanding balance due under the Credit Agreement was $714.4 million. Because the notional amount of the interest rate swap in effect as of June 30, 2007 exceeded the Company’s outstanding borrowings under its variable rate debt under the Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.3 million related to the ineffective portion of its interest rate swap during the three and six month periods ended June 30, 2007.

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by the Counterparty. However, the Company does not anticipate non-performance by the Counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2006 and June 30, 2007 reflected a liability of approximately $14.7 million and $6.2 million, respectively, and is included in professional and general liability claims and other liabilities in the Company’s accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2006 and June 30, 2007 because of a decrease in market interest rates since inception.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Contingencies

Americans with Disabilities Act Claim

On January 12, 2001, a class action lawsuit was filed in the United States District Court of the Eastern District of Tennessee against each of the Company’s existing hospitals alleging non-compliance with the accessibility guidelines of the Americans with Disabilities Act (“ADA”). On April 20, 2007, the plaintiff amended the lawsuit to add hospitals subsequently acquired by the Company, including the former Province facilities, Wythe County Community Hospital (“WCCH”) and Danville Regional Medical Center, (“DRMC”) and dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. The Company may be required to expend significant capital expenditures at one or more of its facilities in order to comply with the ADA, and the Company’s business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the United States District Court for the Eastern District of Tennessee (the “District Court”) certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company is vigorously defending the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against the Company by the federal government or the payment of damages by the Company. As of July 23, 2007, the plaintiffs have conducted inspections at 32 of the Company’s hospitals. To date, the District Court has approved the settlement agreements between the parties relating to 13 of the Company’s facilities. On June 21, 2007, the case was reassigned to a new judge. On July 16, 2007, the parties filed Notices of Partial Settlement and Requests for Fairness Hearings for five facilities. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlement. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with the ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The amount of commitments the Company estimates it will advance approximates $15.4 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company accounts for advances to physicians in accordance with FSP FIN 45-3, as further discussed in Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $75.8 million in uncompleted projects at June 30, 2007, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheets. At June 30, 2007, the Company had projects under construction with an estimated cost to complete and equip of approximately $87.0 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $11.3 million for capital expenditures and improvements before July 1, 2008. As of June 30, 2007, the Company has exceeded the $11.3 million minimum required capital expenditures and improvements.

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $7.3 million of the required capital expenditures and improvements as of June 30, 2007.

The Company currently leases a 45-bed hospital in Ennis, Texas. The City of Ennis has approved the construction of a new facility to replace Ennis Regional Medical Center at an estimated cost of $35.0 million. The City of Ennis has agreed to fund $15.0 million of this cost. The project calls for the Company to fund the $20.0 million difference in exchange for a 40-year prepaid lease. The construction began during the first quarter of 2006, and the Company anticipates the replacement facility will be completed in the third quarter of 2007.

There are required annual capital expenditure commitments in connection with several of the Company’s other facilities. In accordance with the purchase agreements for Memorial Hospital of Martinsville and Henry County, Martinsville, Virginia; Memorial Medical Center of Las Cruces, Las Cruces, New Mexico; and Los Alamos Medical Center, Los Alamos, New Mexico facilities, the Company is obligated to make ongoing annual expenditures based on a percentage of net revenues.

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

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Overview

Our results for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, were negatively affected by increases in our provision for doubtful accounts, professional and general liability insurance expense, contract labor expense, contract services expense and professional fees expense. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	$560.2	$654.3	$1,140.8	$1,315.5
Income from continuing operations	$37.2	$24.6	$72.4	$63.3
Diluted earnings per share from continuing operations	$0.66	$0.43	$1.29	$1.11

Key Challenges

We have the following internal and external key challenges to overcome:

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

Our quarterly provision for doubtful accounts for consolidated operations was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2006	2007

First Quarter	$68.6	$77.7
Second Quarter	60.2	84.6
Third Quarter	73.9	N/A
Fourth Quarter	71.2	N/A

	$273.9	$162.3

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

The following table reflects our quarterly consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2006	2007

First Quarter	$6.0	$16.2
Second Quarter	12.2	14.1
Third Quarter	11.6	N/A
Fourth Quarter	16.6	N/A

	$46.4	$30.3

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2006	2007

First Quarter	$73.8	$80.3
Second Quarter	73.3	87.1
Third Quarter	88.3	N/A
Fourth Quarter	75.1	N/A

	$310.5	$167.4

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2006	2007

March 31	39.6	40.8
June 30	40.7	41.4
September 30	45.1	N/A
December 31	43.1	N/A

The following table shows our adjusted consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated. Revenues are adjusted by subtracting the provision for doubtful accounts during the periods indicated.

	Adjusted
	Revenue Days
	Outstanding
	in Accounts Receivable
	2006	2007

March 31	44.7	45.9
June 30	45.5	47.5
September 30	50.5	N/A
December 31	48.1	N/A

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows as of the dates presented:

	December 31,	March 31,	June 30,
	2006	2007	2007

Insured receivables	37.1%	33.8%	32.1%
Uninsured receivables (including copayments and deductibles)	62.9	66.2	67.9

	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	March 31,	June 30,
	2006	2007	2007

0 to 60 days	49.3%	47.9%	45.9%
61 to 150 days	21.3	18.2	18.6
Over 150 days	29.4	33.9	35.5

	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies as they relate to cash collections. However, if the trend of increasing self-pay revenues continues, our future results of operations and financial position could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small, and our revenues are negatively affected by the loss of physicians. Our management believes that continuing to add specialists should help our hospitals increase volumes by offering new services. For the six months ended June 30, 2007, we recruited 126 new admitting physicians and spent $12.7 million on physician recruitment, including physician minimum revenue guarantee payments. We plan to recruit approximately 41 additional admitting physicians during the second half of 2007.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the future. Additionally, we have recently experienced unfavorable claims development related to professional and general liability costs as reflected in our external actuarial reports.

•	Substantial Indebtedness. Our consolidated debt was $1,526.1 million as of June 30, 2007, and we incurred $51.8 million of net interest expense during the six months ended June 30, 2007. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of June 30, 2007 and believe we will be in compliance with them throughout 2007. It is not our intent to maintain large cash balances, and we will focus on reducing our indebtedness during the second half of 2007.

•	The Joint Commission Accreditation. Our hospitals are subject to periodic accreditation surveys by The Joint Commission. Effective February 17, 2007, The Joint Commission issued a preliminary denial of accreditation with respect to DRMC which we are appealing. We are working collaboratively with The Joint Commission and other regulatory bodies to address the requirements for improvement. DRMC remains accredited by The Joint Commission and Medicare certified and intends to take such steps as are necessary to retain accreditation by The Joint Commission.

•	Medicare Changes. We have experienced changes with respect to governmental reimbursement that are affecting our growth. Effective October 1, 2005, Centers for Medicare and Medicaid Services (“CMS”) expanded the post-acute transfer policy from 30 diagnosis related groups (“DRGs”) to 182 DRGs, resulting in an approximate $6.0 million reduction in our Medicare inpatient prospective payments for federal fiscal year 2006. CMS further expanded the list to 192 DRGs during federal fiscal year 2007; however, we do not anticipate any material increase in payment reductions for 2007. On April 13, 2007, CMS issued its hospital inpatient prospective payment system proposed rule for federal fiscal year 2008. Among other items, CMS is proposing the creation of 745 new Medicare severity DRGs to replace the current 538 DRGs. If this rule is adopted as proposed, we may incur significant payment reductions to our Medicare acute inpatient hospital reimbursement. Part I, Item 1. Business, “Sources of Revenue” in our 2006 Annual Report on Form 10-K contains a detailed discussion of provisions that affect our Medicare reimbursement, including inpatient rehabilitation and the 75% Rule.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. Additionally, we have incurred an increase in professional fees for anesthesiology, radiology and emergency room services. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per equivalent admission, especially in the areas of pharmaceutical, orthopaedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information systems. We are currently evaluating all of our information system requirements for the periods beyond 2009.

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

In connection with the purchase price allocation of the two former HCA facilities, we recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the three and six months ended June 30, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets established by the third party valuation firm than we originally anticipated in the preliminary purchase price allocations.

Discontinued Operations

From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.

Effective July 1, 2007, we completed the sale of Coastal to Tenet for a sales price of $35.0 million plus adjustments for working capital and other items. In connection with the entry into the agreement with Tenet, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations for the three and six month periods ended June 30, 2007.

In March 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between the Board of Trustees and us in consideration for the termination of the existing operating lease agreement. In connection with the signing of the letter of intent, we recognized an impairment charge of $0.7 million and $8.6 million, net of income taxes, or $0.01 and $0.15 loss per diluted share, in discontinued operations for the three and six month periods ended June 30, 2007. The impairment charge relates to the property, equipment and net working capital to be transferred, for which we anticipate receiving no consideration and goodwill impairment. The following table sets forth the components of Colorado River’s impairment charge for the three and six months ended June 30, 2007 (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Net working capital	$1.1	$4.5
Property and equipment	—	4.9
Goodwill	—	3.1

	1.1	12.5
Income tax benefit	(0.4)	(3.9)

	$0.7	$8.6

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, we entered into a plan to divest two of these hospitals, St. Joseph’s and Saint Francis. We sold Saint Francis to Herbert J. Thomas Memorial Medical Hospital effective January 1, 2007 and sold St. Joseph’s to Signature Hospital Corporation effective May 1, 2007. On March 31, 2006, we sold Smith County to Sumner Regional Health System, and, effective May 1, 2006, we sold MCSI and Ashland to Saint Catherine Healthcare. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues	$11.7	$18.2	$31.5	$55.9

Loss from discontinued operations	$(2.1)	$(2.6)	$(3.7)	$(3.5)
Impairment of assets	—	(8.5)	—	(16.4)
(Loss) gain on sale of hospitals	(0.3)	(0.1)	3.5	(0.2)

Loss from discontinued operations	$(2.4)	$(11.2)	$(0.2)	$(20.1)

Diluted loss per share from discontinued operations	$(0.04)	$(0.20)	$—	$(0.35)

Change in the Company’s Chief Financial Officer

On May 10, 2007, we announced that David M. Dill, age 38, would become our Chief Financial Officer. Mr. Dill assumed the position effective July 12, 2007 and replaces Michael J. Culotta, who resigned effective April 26, 2007. On May 8, 2007, the Compensation Committee of our Board of Directors granted Mr. Dill 50,000 shares of our nonvested stock awards and stock options to purchase 90,000 shares of our common stock under our Amended and Restated 1998 Long-Term Incentive Plan.

On May 4, 2007, LifePoint CSGP, LLC, our subsidiary, and Mr. Culotta entered into a Release Agreement. Under the Release Agreement, Mr. Culotta agreed to cooperate with us in various matters in which his knowledge of our business may be relevant and to assist us so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by us. He agreed that his participation in various employment plans sponsored by us had ceased with his resignation, and to release any claims he may have against us. As consideration for entering into the Release Agreement, we agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. He also acknowledged certain terms of existing stock options and rights under our plans, including the expiration thereof upon and in relation to his resignation. Mr. Culotta also agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.

As a result of Mr. Culotta’s resignation, we incurred a net decrease in compensation expense of approximately $0.7 million ($0.4 million net of income taxes), or an increase in diluted earnings per share of $0.01, for the three and six months ended June 30, 2007. This net decrease in compensation expense consists of the approximately $0.8 million recognized in connection with the Release Agreement, as described above, offset by an approximately $1.5 million reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

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

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Part I, Item 1. Business, “Sources of Revenue” in our 2006 Annual Report on Form 10-K contains a detailed discussion of our revenue sources.

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

Revenues from health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to maintain or increase the pricing of our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

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

Critical Accounting Estimate Update

Accounting for Income Taxes

Our critical accounting estimate for income taxes was recently modified due to our adoption of FIN 48 effective January 1, 2007. The FASB issued FIN 48 in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. Please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report for further discussion of our adoption of FIN 48.

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

Same-hospital.  Same-hospital information includes 47 and 46 hospitals operated during the periods ended June 30, 2006 and 2007, respectively. Same-hospital information for the three and six months ended June 30, 2006 includes the operations of Guyan Valley Hospital, which we voluntarily closed and ceased operations effective December 29, 2006. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three and six months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$560.2	100.0%	$654.3	100.0%	$1,140.8	100.0%	$1,315.5	100.0%

Salaries and benefits	225.0	40.2	257.1	39.3	452.1	39.6	514.0	39.1
Supplies	76.8	13.7	89.7	13.7	158.6	13.9	182.1	13.8
Other operating expenses	99.1	17.6	123.0	18.8	192.5	16.9	237.3	18.1
Provision for doubtful accounts	56.8	10.2	81.2	12.4	122.7	10.8	154.4	11.7
Depreciation and amortization	16.0	2.9	34.4	5.3	46.6	4.1	66.9	5.1
Interest expense, net	24.2	4.3	25.4	3.9	47.1	4.1	51.8	3.9

	497.9	88.9	610.8	93.4	1,019.6	89.4	1,206.5	91.7

Income from continuing operations before minority interests and income taxes	62.3	11.1	43.5	6.6	121.2	10.6	109.0	8.3
Minority interests in earnings of consolidated entities	0.4	0.1	0.8	0.1	0.7	—	1.1	0.1

Income from continuing operations before income taxes	61.9	11.0	42.7	6.5	120.5	10.6	107.9	8.2
Provision for income taxes	24.7	4.4	18.1	2.8	48.1	4.3	44.6	3.4

Income from continuing operations	$37.2	6.6%	$24.6	3.7%	$72.4	6.3%	$63.3	4.8%

For the Quarters Ended June 30, 2006 and 2007

Revenues

The sources of our revenues are described in “Overview — Revenue Sources” above.

The increase in revenues for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was partially the result of the third quarter 2006 acquisition of two hospitals from HCA. In addition, we had an increase in equivalent admissions and revenues per equivalent admission on a same-hospital basis.

Adjustments to estimated reimbursement amounts increased our revenues by $2.6 million and $2.8 million for the quarters ended June 30, 2006 and 2007, respectively.

The following table shows the sources of our revenues for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months Ended			%
	June 30,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Revenues:
Same-hospital	$560.2	$603.7	$43.5	7.8%
Two former HCA hospitals	—	50.1	50.1	N/M
Other	—	0.5	0.5	N/M

	$560.2	$654.3	$94.1	16.8

The following table shows the sources of our revenues by payor for the three months ended June 30, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing
	Operations		Same-Hospital
	2006	2007	2006	2007

Medicare	35.4%	33.3%	35.4%	33.1%
Medicaid	10.5	9.4	10.5	9.4
HMOs, PPOs and other private insurers	37.2	41.3	37.2	40.6
Self-Pay	12.7	12.7	12.7	13.4
Other	4.2	3.3	4.2	3.5

	100.0%	100.0%	100.0%	100.0%

The following table shows the key drivers of our revenues for the three months ended June 30, 2006 and 2007:

				%
	Three Months Ended June 30,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Admissions:
Same-hospital	43,727	43,536	(191)	(0.4)%
Continuing operations	43,727	48,191	4,464	10.2
Equivalent admissions:
Same-hospital	86,267	87,538	1,271	1.5
Continuing operations	86,267	96,121	9,854	11.4
Revenues per equivalent admission:
Same-hospital	$6,493	$6,896	$403	6.2
Continuing operations	$6,493	$6,807	$314	4.8
Medicare case mix index:
Same-hospital	1.24	1.25	0.01	0.8
Continuing operations	1.24	1.24	—	—
Average length of stay (days):
Same-hospital	4.2	4.2	—	—
Continuing operations	4.2	4.2	—	—
Inpatient surgeries:
Same-hospital	13,389	13,190	(199)	(1.5)
Continuing operations	13,389	14,459	1,070	8.0
Outpatient surgeries:
Same-hospital	34,528	34,333	(195)	(0.6)
Continuing operations	34,528	37,531	3,003	8.7
Emergency room visits:
Same-hospital	200,960	205,429	4,469	2.2
Continuing operations	200,960	221,645	20,685	10.3
Outpatient factor:
Same-hospital	1.97	2.01	0.04	2.0
Continuing operations	1.97	1.99	0.02	1.0

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the three months ended June 30, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$174.5	31.1%	$197.4	30.2%	$22.9	13.2%
Stock-based compensation	2.6	0.5	3.6	0.5	1.0	38.2
Employee benefits	32.6	5.8	39.3	6.0	6.7	20.7
Contract labor	10.9	2.0	12.7	2.0	1.8	16.2
ESOP expense	4.4	0.8	4.1	0.6	(0.3)	(7.4)

	$225.0	40.2%	$257.1	39.3%	$32.1	14.3

Continuing operations:
Man-hours per equivalent admission	91.4	N/A	90.5	N/A	(0.9)	(1.0)
Salaries and benefits per equivalent admission	$2,470	N/A	$2,554	N/A	$84	3.4
Corporate office salaries and benefits	$12.9	2.3%	$10.2	1.6%	$(2.7)	(20.9)
Same-hospital:
Salaries and wages	$163.6	29.2%	$174.4	28.9%	$10.8	6.7
Stock-based compensation	1.0	0.2	1.2	0.2	0.2	12.7
Employee benefits	32.5	5.8	35.3	5.8	2.8	8.8
Contract labor	11.0	2.0	12.7	2.1	1.7	15.8
ESOP expense	4.1	0.7	3.6	0.6	(0.5)	(14.8)

	$212.2	37.9%	$227.2	37.6%	$15.0	7.1

Same-hospital:
Man-hours per equivalent admission	91.4	N/A	90.7	N/A	(0.7)	(1.0)
Salaries and benefits per equivalent admission	$2,470	N/A	$2,578	N/A	$108	4.4

Our salaries and benefits increased for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. Salaries and benefits as a percentage of revenues decreased for continuing operations and on a same-hospital basis as a result of effective management of our salary costs.

We experienced lower corporate salaries and benefits during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 primarily as a result of the second quarter 2006 retirement of our former Chief Executive Officer, Kenneth C. Donahey. As a result of his retirement, we incurred an additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the quarter ended June 30, 2006. Additionally, as a result of the resignation of our former Chief Financial Officer, we incurred a net decrease in compensation expense of $0.7 million ($0.4 million, net of income taxes) during the quarter ended June 30, 2007.

Our ESOP expense has two components, common stock and cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $1.9 million and $1.5 million of discretionary cash contributions to the ESOP during the quarters ended June 30, 2006 and 2007, respectively.

Supplies

The following table summarizes our supplies expense for the three months ended June 30, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Three Months
	Ended
	June 30,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)

Continuing operations:
Supplies	$76.8	$89.7	$12.9		17.0%
Supplies as a percentage of revenues	13.7%	13.7%	—		N/M
Supplies per equivalent admission	$887	$935	$48		5.4%
Same-hospital:
Supplies	$76.6	$82.0	$5.4		6.8%
Supplies as a percentage of revenues	13.7%	13.6%	(10	)bps	N/M
Supplies per equivalent admission	$887	$936	$49		5.5%

Our supplies expense increased for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. Supplies as a percentage of revenues decreased slightly on a same-hospital basis as a result of continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization. Supplies per equivalent admission for continuing operations and on a same-hospital basis increased as a result of rising supply costs, particularly these related to cardiology, orthopaedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$10.1	1.8%	$13.9	2.1%	$3.8	37.9%
Utilities	10.6	1.9	11.6	1.8	1.0	9.0
Repairs and maintenance	12.0	2.1	13.7	2.1	1.7	15.2
Rents and leases	5.2	0.9	6.6	1.0	1.4	25.0
Insurance	7.6	1.4	11.7	1.8	4.1	52.8
Physician recruiting	3.7	0.7	3.5	0.5	(0.2)	(4.3)
Contract services	28.1	5.0	35.9	5.5	7.8	27.7
Non-income taxes	8.0	1.4	9.4	1.4	1.4	17.7
Other	13.8	2.4	16.7	2.6	2.9	20.8

	$99.1	17.6%	$123.0	18.8%	$23.9	24.0

Corporate office other operating expenses	$8.2	1.5%	$9.5	1.5%	$1.3	16.1
Same-hospital other operating expenses:
Professional fees	$10.0	1.8%	$12.5	2.1%	2.5	25.7
Utilities	10.4	1.8	10.8	1.8	0.4	5.3
Repairs and maintenance	11.9	2.1	12.7	2.1	0.8	7.7
Rents and leases	4.6	0.8	5.5	0.9	0.9	19.9
Insurance	6.9	1.2	9.5	1.5	2.6	38.0
Physician recruiting	3.7	0.7	3.2	0.5	(0.5)	(11.0)
Contract services	26.8	4.8	29.3	4.9	2.5	9.8
Non-income taxes	7.8	1.4	8.1	1.3	0.3	3.8
Other	8.7	1.5	11.4	1.9	2.7	31.0

	$90.8	16.1%	$103.0	17.0%	$12.2	13.5

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was partially a result of the third quarter 2006 acquisition of two hospitals from HCA. On both a continuing operations and a same-hospital basis, we experienced an increase in professional fees, insurance, contract services and other expenses. The increases in professional fees was primarily the result of increased fees paid for anesthesiology and emergency room physician coverage. Contract services increased due to increased collection agency fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. Other expenses increased as a result of increased legal fees, uninsured litigation costs and employee recruitment. During the quarter ended June 30, 2007, professional and general liability insurance expense increased primarily as a result of unfavorable claims development.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	June 30,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)

Continuing operations:
Provision for doubtful accounts	$56.8	$81.2	$24.4		43.0%
Percentage of revenues	10.2%	12.4%	220	bps	N/M
Charity care write-offs	$12.1	$13.5	$1.4		11.6%
Same-hospital:
Provision for doubtful accounts	$56.8	$75.8	$19.0		33.3%
Percentage of revenues	10.2%	12.6%	240	bps	N/M
Charity care write-offs	$12.1	$10.5	$(1.6)		(13.2%)

The provision for doubtful accounts relates principally to self - pay amounts due from patients. The increase in the provision for doubtful accounts and charity care write-offs for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. As a percentage of revenues from continuing operations and on a same-hospital basis, the provision for doubtful accounts increased for the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006, primarily as a result of an increase in self-pay revenues and the favorable impact during the second quarter of 2006 of the receipt of Hurricane Katrina relief funds which reduced the provisions for doubtful accounts for that quarter. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2006 Annual Report on Form 10-K.

Depreciation and Amortization

The following table sets forth our depreciation and amortization expense for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	June 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Same-hospital	$15.5	$28.2	$12.7	81.9%
Two former HCA hospitals	—	5.0	5.0	N/A
Corporate office	0.5	1.2	0.7	140.0

	$16.0	$34.4	$18.4	114.3

Depreciation and amortization expense increased for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA and completion of certain planned capital projects at the corporate office. Additionally, during the quarter ended June 30, 2006 and 2007, we revised purchase price allocations for certain 2005 and 2006 acquisitions, respectively. As a result of the purchase price allocation changes, we recognized a decrease in depreciation and amortization expense of $13.5 million for the quarter ended June 30, 2006 and an increase of $3.2 million for the quarter ended June 30, 2007.

Interest Expense

The following table summarizes our interest expense for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	June 30,		Increase
	2006	2007	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$21.7	$21.3	$(0.4)
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible senior subordinated debentures	1.8	1.8	—
3 1/2% convertible senior subordinated notes	—	1.8	1.8
Other	0.5	1.0	0.5

	24.1	26.0	1.9
Amortization of deferred loan costs	1.3	1.8	0.5
Less:
Discontinued operations interest expense allocation	(0.3)	(0.8)	(0.5)
Interest income	(0.7)	(0.9)	(0.2)
Capitalized interest	(0.2)	(0.7)	(0.5)

	$24.2	$25.4	$1.2

The increase in interest expense during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was a direct result of the increases in debt associated with the acquisition of two hospitals from HCA and increases in interest rates on our variable rate debt. In May 2007, we issued in total $575.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Credit Agreement. The 3 1/2% Convertible Senior Subordinated Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15, commencing November 15, 2007. Our weighted-average monthly interest-bearing debt balance increased from $1,509.0 million during the three months ended June 30, 2006 to $1,618.9 million during the same period in 2007. For a further discussion, see “Liquidity and Capital Resources – Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended June 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	June 30,		Increase
	2006	2007	(Decrease)

Provision for income taxes	$24.7	$18.1	$(6.6)
Effective income tax rate	40.0%	42.5%	250	bps

The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The decrease in income from continuing operations and a decrease in the estimate for income from continuing operations for the year ended December 31, 2007 resulted in a higher effective tax rate for the quarter ended June 30, 2007, including a cumulative adjustment of $0.2 million for the previous quarter, compared to the quarter ended June 30, 2006.

For the Six Months Ended June 30, 2006 and 2007

Revenues

The sources of our revenues are described in “Overview — Revenue Sources” above.

The increase in revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was partially the result of the third quarter 2006 acquisition of two hospitals from HCA. In addition, we had an increase in equivalent admissions and revenues per equivalent admission on a same-hospital basis.

Adjustments to estimated reimbursement amounts increased our revenues by $4.9 million and $4.1 million for the six months ended June 30, 2006 and 2007, respectively.

The following table shows the sources of our revenues for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months Ended			%
	June 30,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Revenues:
Same-hospital	$1,140.8	$1,216.5	$75.7	6.6%
Two former HCA hospitals	—	97.6	97.6	N/M
Other	—	1.4	1.4	N/M

	$1,140.8	$1,315.5	$174.7	15.3

The following table shows the sources of our revenues by payor for the six months ended June 30, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing
	Operations		Same-Hospital
	2006	2007	2006	2007

Medicare	35.7%	33.7%	35.7%	33.5%
Medicaid	9.9	9.4	9.9	9.5
HMOs, PPOs and other private insurers	37.5	41.5	37.5	40.9
Self-Pay	12.7	12.2	12.7	12.8
Other	4.2	3.2	4.2	3.3

	100.0%	100.0%	100.0%	100.0%

The following table shows the key drivers of our revenues for the six months ended June 30, 2006 and 2007:

				%
	Six Months Ended June 30,		Increase	Increase
	2006	2007	(Decrease)	(Decrease)

Admissions:
Same-hospital	91,013	91,006	(7)	—%
Continuing operations	91,013	100,398	9,385	10.3
Equivalent admissions:
Same-hospital	176,110	178,918	2,808	1.6
Continuing operations	176,110	195,575	19,465	11.1
Revenues per equivalent admission:
Same-hospital	$6,477	$6,799	$322	5.0
Continuing operations	$6,477	$6,726	$249	3.8
Medicare case mix index:
Same-hospital	1.24	1.25	0.01	0.8
Continuing operations	1.24	1.24	—	—
Average length of stay (days):
Same-hospital	4.3	4.3	—	—
Continuing operations	4.3	4.3	—	—
Inpatient surgeries:
Same-hospital	26,833	26,784	(49)	(0.2)
Continuing operations	26,833	29,430	2,597	9.7
Outpatient surgeries:
Same-hospital	68,290	68,444	154	0.2
Continuing operations	68,290	74,454	6,164	9.0
Emergency room visits:
Same-hospital	399,715	411,899	12,184	3.0
Continuing operations	399,715	443,920	44,205	11.1
Outpatient factor:
Same-hospital	1.94	1.97	0.03	1.5
Continuing operations	1.94	1.95	0.01	0.5

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the six months ended June 30, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$345.4	30.3%	$393.6	29.9%	$48.2	14.0%
Stock-based compensation	5.8	0.5	7.2	0.6	1.4	23.9
Employee benefits	70.9	6.2	79.2	6.0	8.3	11.9
Contract labor	21.4	1.9	26.1	2.0	4.7	20.8
ESOP expense	8.6	0.7	7.9	0.6	(0.7)	(8.1)

	$452.1	39.6%	$514.0	39.1%	$61.9	13.7

Continuing operations:
Man-hours per equivalent admission	89.8	N/A	88.9	N/A	(0.9)	(1.0)
Salaries and benefits per equivalent admission	$2,426	N/A	$2,504	N/A	$78	3.2
Corporate office salaries and benefits	$23.2	2.0%	$21.7	1.6%	$(1.5)	(6.5)
Same-hospital:
Salaries and wages	$327.6	28.7%	$348.0	28.6%	$20.4	6.2
Stock-based compensation	1.9	0.2	2.1	0.2	0.2	8.7
Employee benefits	69.9	6.1	71.2	5.8	1.3	2.1
Contract labor	21.4	1.9	25.7	2.1	4.3	20.4
ESOP expense	8.2	0.7	7.0	0.6	(1.2)	(15.6)

	$429.0	37.6%	$454.0	37.3%	$25.0	5.8

Same-hospital:
Man-hours per equivalent admission	89.8	N/A	88.9	N/A	(0.9)	(1.0)
Salaries and benefits per equivalent admission	$2,426	N/A	$2,523	N/A	$97	4.2

Our salaries and benefits increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two facilities from HCA. Salaries and benefits as a percentage of revenues decreased for continuing operations and on a same-hospital basis as a result of effective management of our salary costs. Contract labor as a percentage of revenues increased primarily because of a higher utilization of contract nurses and other clinical personnel. We are implementing strategies to reduce contract labor by recruiting and retaining nurses and other clinical personnel.

We experienced lower corporate salaries and benefits during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of the second quarter 2006 retirement of our former Chief Executive Officer, Kenneth C. Donahey. As a result of his retirement, we incurred an additional net compensation expense of approximately $2.0 million ($1.2 million net of income taxes) during the six months ended June 30, 2006. Additionally, as a result of the resignation of our former Chief Financial Officer, we incurred a net decrease in compensation expense of $0.7 million ($0.4 million, net of income taxes) during the six months ended June 30, 2007.

Our ESOP expense has two components, common stock and cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $3.9 million and $3.1 million of discretionary cash contributions to the ESOP during the six months ended June 30, 2006 and 2007, respectively.

Supplies

The following table summarizes our supplies expense for the six months ended June 30, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Six Months
	Ended
	June 30,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)

Continuing operations:
Supplies	$158.6	$182.1	$23.5		14.8%
Supplies as a percentage of revenues	13.9%	13.8%	(10	)bps	N/M
Supplies per equivalent admission	$897	$933	$36		4.0%
Same-hospital:
Supplies	$158.4	$166.3	$7.9		5.0%
Supplies as a percentage of revenues	13.9%	13.7%	(20	)bps	N/M
Supplies per equivalent admission	$897	$931	$34		3.8%

Our supplies expense increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. Supplies as a percentage of revenues decreased slightly for continuing operations and on a same-hospital basis as a result of continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization. Supplies per equivalent admission for continuing operations and on a same-hospital basis increased as a result of rising supply costs, particularly those related to cardiology, orthopaedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$19.5	1.7%	$28.7	2.2%	$9.2	47.3%
Utilities	22.4	2.0	23.5	1.8	1.1	4.9
Repairs and maintenance	22.9	2.0	27.0	2.1	4.1	18.1
Rents and leases	10.9	1.0	13.2	1.0	2.3	21.1
Insurance	14.0	1.2	17.5	1.3	3.5	24.5
Physician recruiting	8.5	0.7	7.3	0.6	(1.2)	(13.9)
Contract services	54.6	4.8	71.5	5.4	16.9	31.0
Non-income taxes	15.4	1.4	18.9	1.4	3.5	22.8
Other	24.3	2.1	29.7	2.3	5.4	2.2

	$192.5	16.9%	$237.3	18.1%	$44.8	23.3

Corporate office other operating expenses	$13.8	1.2%	$17.0	1.3%	$3.2	23.0
Same-hospital other operating expenses:
Professional fees	$19.3	1.7%	$26.1	2.1%	6.8	35.8
Utilities	22.0	1.9	21.8	1.8	(0.2)	—
Repairs and maintenance	22.8	2.0	25.0	2.1	2.2	9.8
Rents and leases	9.7	0.8	11.2	0.9	1.5	16.2
Insurance	12.7	1.1	14.8	1.2	2.1	17.1
Physician recruiting	8.4	0.7	6.9	0.6	(1.5)	(18.5)
Contract services	51.9	4.6	59.4	4.9	7.5	14.5
Non-income taxes	15.1	1.3	16.1	1.3	1.0	6.6
Other	16.6	1.5	20.3	1.7	3.7	2.2

	$178.5	15.6%	$201.6	16.6%	$23.1	13.0

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was partially a result of the third quarter 2006 acquisition of two facilities from HCA. On both a continuing operations and a same-hospital basis, we experienced an increase in professional fees, insurance, contract services and other expenses. The increase in professional fees was primarily the result of increased fees paid for anesthesiology and emergency room physician coverage. Contract services increased due to increased collection agency fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. Other expenses increased as a result of increased legal fees, uninsured litigation costs and employee recruitment. During the six months ended June 30, 2007, professional and general liability insurance expense increased primarily as a result of unfavorable claims development.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months
	Ended
	June 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Continuing operations:
Provision for doubtful accounts	$122.7	$154.4	$31.7	25.8%
Percentage of revenues	10.8%	11.7%	90bps	N/M
Charity care write-offs	$18.0	$28.4	$10.4	57.7%
Same-hospital:
Provision for doubtful accounts	$122.7	$143.8	$21.0	17.2%
Percentage of revenues	10.8%	11.8%	100bps	N/M
Charity care write-offs	$18.0	$23.0	$5.0	27.6%

The provision for doubtful accounts relates principally to self-pay amounts due from patients. The increase in the provision for doubtful accounts and charity care write-offs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. As a percentage of revenues from continuing operations and on a same-hospital basis, the provision for doubtful accounts increased for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 primarily as a result of an increase in self-pay revenues and the favorable impact during the six months ended June 30, 2006 of the receipt of Hurricane Katrina relief funds which reduced the provision for doubtful accounts for the period. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2006 Annual Report on Form 10-K.

Depreciation and Amortization

The following table sets forth our depreciation and amortization expense for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months
	Ended
	June 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Same-hospital	$45.5	$57.3	$11.8	25.8%
Two former HCA hospitals	—	6.6	6.6	N/M
Corporate office	1.1	3.0	1.9	176.0

	$46.6	$66.9	$20.3	43.6

Depreciation and amortization expense increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA and completion of certain planned capital projects at the corporate office. Additionally, during the six months ended June 30, 2006 and 2007, we revised purchase price allocations for certain 2005 and 2006 acquisitions, respectively. As a result of the purchase price allocation changes, we recognized a decrease in depreciation and amortization expense of $13.5 million for the six months ended June 30, 2006 and an increase of $3.2 million for the six months ended June 30, 2007.

Interest Expense

The following table summarizes our interest expense for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months
	Ended
	June 30,		Increase
	2006	2007	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$42.0	$46.6	$4.6
Province 7 1/2% senior subordinated notes	0.2	0.2	—
3 1/4% convertible senior subordinated debentures	3.7	3.7	—
3 1/2% convertible senior subordinated notes	—	1.8	1.8
Other	0.7	1.6	0.9

	46.6	53.9	7.3
Amortization of deferred loan costs	2.6	3.1	0.5
Less:
Discontinued operations interest expense allocation	(0.8)	(2.5)	(1.7)
Interest income	(1.0)	(1.3)	(0.3)
Capitalized interest	(0.3)	(1.4)	(1.1)

	$47.1	$51.8	$4.7

The increase in interest expense during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was a direct result of the increases in debt associated with the acquisition of two hospitals from HCA and increases in interest rates on our variable rate debt. In May 2007, we issued a total of $575.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Credit Agreement. The 3 1/2% Convertible Senior Subordinated Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15, commencing November 15, 2007. Our weighted-average monthly interest-bearing debt balance increased from $1,513.7 million during the six months ended June 30, 2006 to $1,640.3 million during the same period in 2007. For a further discussion, see “Liquidity and Capital Resources – Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the six months ended June 30, 2006 and 2007 (dollars in millions):

	Six Months
	Ended
	June 30,		Increase
	2006	2007	(Decrease)

Provision for income taxes	$48.1	$44.6	$(3.5)
Effective income tax rate	39.9%	41.3%	140bps

The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in income from continuing operations and a decrease in the estimate for income from continuing operations for the year ended December 31, 2007 resulted in a higher effective tax rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, fund capital expenditures and fund certain small to mid-size acquisitions.

The following table presents our summarized cash flow information for the three and six months ended June 30, 2006 and 2007 and reconciles the non-GAAP metric of free operating cash flow to the net increase in cash and cash equivalents, as stated in our accompanying condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net cash flows provided by continuing operating activities	$59.3	$84.3	$114.3	$135.3
Less: Purchase of property and equipment	(44.9)	(40.6)	(95.0)	(72.6)

Free operating cash flow	14.4	43.7	19.3	62.7
Acquisitions	(257.1)	—	(260.6)	—
Proceeds from sale of hospitals	7.7	72.7	27.6	72.8
Payment of debt issue costs	—	(13.3)	(0.4)	(13.3)
Proceeds from borrowings	250.0	575.0	260.0	615.0
Payments on borrowings	(10.0)	(705.1)	(20.0)	(757.5)
Proceeds from exercise of stock options	—	11.1	0.3	12.1
Other	(0.8)	1.6	0.5	1.8
Cash flows from operations (used in) provided by discontinued operations	(1.0)	(5.2)	(0.8)	7.6

Net increase (decrease) in cash and cash equivalents	$3.2	$(19.5)	$25.9	$1.2

Our computation of the non-GAAP metric of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for purchases of property and equipment. Our net cash flow provided by continuing operating activities for the quarter ended June 30, 2007 was positively impacted by the return of funds of approximately $8.5 million previously over-funded to our employee 401(k) plan during the quarter ended March 31, 2007. There was no net impact from this transaction on our continuing operating activities for the six months ended June 30, 2007. Additionally, our cash flows from operations were positively impacted for the three and six months ended June 30, 2007 by timing related to interest payments under our Credit Agreement. Cash paid for interest for the three and six months ended June 30, 2007 was $1.4 million and $30.2 million, respectively, compared to cash paid for interest for the three and six months ended June 30, 2006 of $19.9 million and $45.0 million, respectively.

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and repay debt. Computations of free operating cash flow may differ from company to company. Therefore, our free operating cash flow should be used only as a complement to, and in conjunction with, our accompanying condensed consolidated statements of cash flows presented in our condensed consolidated financial statements included elsewhere in this report.

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	June 30,
	2006	2007

Total current assets	$648.4	$603.5
Total current liabilities	304.3	270.1

Net working capital	$344.1	$333.4

Current ratio	2.13	2.23

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the three and six months ended June 30, 2006 and 2007 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Capital projects	$25.5	$30.6	$56.2	$50.1
Routine	13.4	8.6	27.2	19.6
Information systems	6.0	1.4	11.6	2.9

	$44.9	$40.6	$95.0	$72.6

Depreciation expense	$15.7	$33.7	$45.9	$65.5

Ratio of capital expenditures to depreciation expense	286.0%	120.5%	207.0%	110.8%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of	June 30,
	2006	Borrowings	Borrowings	2007

Senior Credit Facility:
Term B Loans	$1,321.9	$—	$(607.5)	$714.4
Revolving Loans	110.0	40.0	(150.0)	—
Province’s 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province’s 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/2% Convertible Senior Subordinated Notes	—	575.0	—	575.0
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	225.0
Other, including capital leases	5.8	—	(0.3)	5.5

	$1,668.9	$615.0	$(757.8)	$1,526.1

We use leverage, or our debt-to-total – capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	June 30,	Increase
	2006	2007	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,668.4	1,525.6	(142.8)

Total debt	1,668.9	1,526.1	(142.8)
Total stockholders’ equity	1,450.0	1,524.9	74.9

Total capitalization	$3,118.9	$3,051.0	$(67.9)

Total debt-to-total capitalization	53.5%	50.0%	(350	)bps

Percentage of:
Fixed rate debt	14.2%	53.2%
Variable rate debt(*)	85.8	46.8

	100.0%	100.0%

Percentage of:
Senior debt	86.1%	47.2%
Subordinated debt	13.9	52.8

	100.0%	100.0%

(*)	Effective November 30, 2006, we entered into an interest swap agreement to mitigate our floating rate risk on a portion of our outstanding variable rate borrowings, which has the effect of converting a portion of our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap has the effect of decreasing our variable rate debt as a percentage of our outstanding debt from 85.8% to 31.9% as of December 31, 2006 and from 46.8% to nil as of June 30, 2007. Please refer to the “Capital Resources — Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources

3 1/2% Convertible Senior Subordinated Notes due May 15, 2014

On May 29, 2007, we issued $500.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014, and on May 31, 2007, we issued another $75.0 million pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds of approximately $561.7 million were used to repay a portion of our outstanding borrowings under the Credit Agreement. The 3 1/2% Convertible Senior Subordinated Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15, commencing November 15, 2007.

The 3 1/2% Convertible Senior Subordinated Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3 1/2% Convertible Senior Subordinated Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3 1/2% Convertible Senior Subordinated Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3 1/2% Convertible Senior Subordinated Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by our Credit Agreement and other credit facilities or indebtedness we may incur in the future. If we do not make any payments we are obligated to make under the terms of the 3 1/2% Convertible Senior Subordinated Notes, holders may declare an event of default.

The initial conversion rate is 19.3095 shares of our common stock per $1,000 principal amount of the 3 1/2% Convertible Senior Subordinated Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3 1/2% Convertible Senior Subordinated Notes may require us to purchase some or all of the 3 1/2% Convertible Senior Subordinated Notes at a purchase price in cash equal to 100% of the principal amount of the 3 1/2% Convertible Senior Subordinated Notes surrendered, plus any accrued and unpaid interest.

The indenture for the 3 1/2% Convertible Senior Subordinated Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3 1/2% Convertible Senior Subordinated Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.

Senior Secured Credit Facilities

On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”) with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner. The Credit Agreement provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”), all maturing on April 15, 2012. In addition, the Credit Agreement, as amended as of May 11, 2007, provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments

During the six months ended June 30, 2007, we repaid a portion of our outstanding Term B Loans and all of our outstanding Revolving Loans, primarily with the proceeds from the issuance of $575.0 million in 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and from the proceeds from the sale of St. Joseph’s effective May 1, 2007, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this report. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate $714.4 million.

Letters of Credit and Availability

As of June 30, 2007, we had $35.1 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $450.0 million as of June 30, 2007, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of June 30, 2007, all of which is available under the additional tranches.

Interest Rates

Interest on the outstanding balances of the Term B Loans is payable, at our option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% and/or at an adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR plus a margin for ABR Revolving Loans or Adjusted LIBOR plus a margin for eurodollar Revolving Loans. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00.

As of June 30, 2007, the applicable annual interest rates under the Term B Loans and Revolving Loans were 6.985% and 7.110%, respectively, which were based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 5.360% at June 30, 2007. The weighted-average applicable annual interest rate for the three and six month period ended June 30, 2007 under the Term B Loans was 6.97%.

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

The financial covenant requirements and ratios are as follows:

		Level at
		June 30,
	Requirement	2007

Minimum Interest Coverage Ratio	3.50:1.00	4.42
Maximum Total Leverage Coverage Ratio	4.50:1.00	3.10

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

The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures is below a specified threshold; (3) has been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible, and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.

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

Province 4 1/4% Convertible Subordinated Notes

In connection with the Province business combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 was purchased and subsequently retired. The fair value assigned to the Province 4 1/4% Convertible Subordinated Notes due 2008 in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement. The supplemental indenture contains no material covenants or restrictions.

Interest Rate Swap

On June 1, 2006, we entered into an interest rate swap agreement with Citibank as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. We entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of our outstanding variable rate borrowings. The interest rate swap agreement requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the schedule below at an annual fixed rate of 5.585% while Citibank will be obligated to make quarterly floating payments to us based on the three-month LIBO rate on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Schedule

Date Range	Notional Amount

November 30, 2006 to November 30, 2007	$900.0 million
November 30, 2007 to November 28, 2008	$750.0 million
November 28, 2008 to November 30, 2009	$600.0 million
November 30, 2009 to November 30, 2010	$450.0 million
November 30, 2010 to May 30, 2011	$300.0 million

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from Citibank. We have designated the interest rate swap as a cash flow hedge instrument, which is recorded in our accompanying balance sheet at its fair value. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at June 30, 2007, and determined the hedge to be partially ineffective in accordance with SFAS No. 133. As of June 30, 2007, the outstanding balance due under the Credit Agreement was $714.4 million. Because the notional amount of the interest rate swap in effect as of June 30, 2007 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.3 million related to the ineffective portion of our cash flow hedge during the three and six months ended June 30, 2007.

The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at June 30, 2007 reflected a liability of approximately $6.2 million and is included in professional and general liability claims and other liabilities in our accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of June 30, 2007 because of a decrease in market interest rates since inception.

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

The following chart summarizes our credit ratings history and the outlooks assigned since our inception in 1999:

	Moody’s			S&P		Fitch Ratings
Senior
	Unsecured	Senior Implied		Issuer		Issuer
Date	Issuer Rating	Issuer Rating	Outlook	Rating	Outlook	Rating	Outlook

April 1999	—	—	—	B+	Stable	—	—
October 1999	—	B1	Stable	B+	Stable	—	—
February 2001	—	B1	Positive	B+	Stable	—	—
May 2001	—	Ba3	Stable	B+	Stable	—	—
June 2001	B2	Ba3	Stable	BB(–)	Stable	—	—
June 2002	B2	Ba3	Stable	BB(–)	Stable	—	—
December 2003	B2	Ba3	Stable	BB	Stable	—	—
August 2004	B2	Ba3	Negative	BB	Negative	—	—
March 2005	B2	Ba3	Stable	BB	Stable	—	—
July 2005	B2	Ba3	Stable	BB	Negative	—	—
May 2006	B2	Ba3	Stable	BB	Negative	BB(–)	Stable
January 2007	B2	Ba3	Stable	BB(–)	Stable	BB(–)	Stable
May 2007	B2	Ba2	Stable	BB(–)	Stable	BB(–)	Stable

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period July 1, 2007 to December 31, 2007, to be in a range of $107.0 million to $127.0 million. We have large capital projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2007, we had projects under construction with an estimated cost to complete and equip of approximately $87.0 million. See Note 12 to the accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the six months ended June 30, 2007, there were no material changes in our contractual obligations presented in our 2006 Annual Report on Form 10-K. However, as of June 30, 2007, we have a $55.1 million long-term income tax liability as a result of our adoption of FIN 48 effective January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities will not be reflected in our contractual obligations table.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $35.1 million as of June 30, 2007, all of which relate to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 7 of our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 12 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions and divestitures;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	investment in and integration of our recent acquisitions;

•	liabilities associated with and other effects resulting from our recent acquisitions;

•	future financial performance and condition;

•	future liquidity and capital resources;

•	future cash flows;

•	existing and future debt and equity structure;

•	our strategic goals;

•	our business strategy and operating philosophy;

•	competition with other hospitals companies and other healthcare service providers;

•	our compliance with federal, state and local regulations;

•	our stock compensation arrangements;

•	executive compensation;

•	our hedging arrangements;

•	supply and information technology costs;

•	our plans as to the payment of dividends;

•	future acquisitions, dispositions and joint ventures;

•	tax-related liabilities;

•	industry trends;

•	the efforts of insurers and other payors, healthcare providers and other to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	risk management and insurance;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	our contractual obligations;

•	the completion of projects under construction;

•	changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards; and

•	physician recruiting and retention.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as changes in the manner in which employers provide healthcare coverage to their employees including “high deductible” plans;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures;

•	our ability to manage healthcare risks, including malpractice litigation, and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	our reliance on contract labor;

•	the geographic concentration of our operations;

•	changes in our operating or expansion strategy;

•	the ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our liquidity or the amount or terms of our indebtedness and in our debt credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act;

•	possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of June 30, 2007, we had outstanding debt of $1,526.1 million, 46.8% or $714.4 million of which was subject to variable rates of interest. As of June 30, 2007, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $575.0 million 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and $225.0 million 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 was approximately $580.8 million and $209.3 million, respectively, based on the quoted market prices at June 30, 2007.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $7.1 million as of June 30, 2007. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate its exposure to such change. We have an interest rate swap agreement in place to mitigate our floating interest rate risk on a portion of our outstanding variable rate borrowings with a decreasing notional amount starting at $900.0 million. Please refer to Note 11 of our accompanying condensed consolidated financial statements included elsewhere in this report for more information regarding the interest rate swap.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Americans with Disabilities Act Claim.  On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of our existing hospitals alleging non-compliance with the accessibility guidelines of the ADA. On April 20, 2007, the plaintiff amended the lawsuit to add hospitals we subsequently acquired, including the former Province facilities, WCCH and DRMC and dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. We may be required to expend significant capital expenditures at one or more of our facilities in order to comply with the ADA, and our business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government or the payment of damages. As of July 23, 2007, the plaintiffs have conducted inspections at 32 of our hospitals. To date, the District Court has approved the settlement agreements between the parties relating to 13 of our facilities. On June 21, 2007, the case was reassigned to a new judge. On July 16, 2007, the parties filed Notices of Partial Settlement and Requests for Fairness Hearings for five facilities. We are now moving forward in implementing facility modifications in accordance with the terms of the settlement. We have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with the ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

On June 1, 2006, we entered into an interest rate swap agreement with Citibank as counterparty, which, as of June 30, 2007, carried a notional amount of $900.0 million. As of June 30, 2007, the outstanding balance due under our Credit Agreement was $714.4 million, which was less than the notional amount of our interest rate swap. Therefore, we had no variable rate debt exposure as of June 30, 2007. As a result, the risk of variable rate debt reported in our 2006 Annual Report on Form 10-K under the caption “We are exposed to interest rate changes” no longer represents a risk to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 8, 2007. At the annual meeting, the following matters were submitted to a vote of the Company’s stockholders:

Proposal 1 — Election of Directors.

	Votes	Votes
	For	Withheld
DeWitt Ezell, Jr.	50,818,391	927,883
William V. Lapham	50,818,550	927,724

As indicated in the above table, DeWitt Ezell, Jr. and William V. Lapham were elected as Class II directors. The term of the Class II directors will continue until the annual meeting of stockholders in 2010, or until their respective successors are elected and qualified. The term of the following Class III directors will continue until the annual meeting in 2008, or until their respective successors are elected and qualified: William F. Carpenter III, Richard H. Evans and Michael P. Haley. The terms of the following Class I directors will continue until the annual meeting of stockholders in 2009, or until their respective successors are elected and qualified: Ricki Tigert Helfer, John E. Maupin, Jr. and Owen G. Shell, Jr.

Proposal 2 —	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Votes	Votes	Votes
For	Against	Abstain
50,945,670	40,490	760,114

A non-binding stockholder proposal regarding declassification of the Company’s Board of Directors, submitted for inclusion in the Company’s proxy statement, was not properly brought before the annual meeting of stockholders by the proposing stockholder or its qualified representative. Because the stockholder or its qualified representative did not attend the meeting, the proposal was not presented to the stockholders for a vote at the annual meeting.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.3	Form of 3 1/2% Convertible Senior Subordinated Notes due 2014 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251)
4.4	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)

Exhibit
Number	Description

4.5	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
4.6	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.7	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.8	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320)
4.9	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646)
4.10	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818)
4.11	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.12	Indenture, dated May 29, 2007, between LifePoint Hospitals, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated May 9, 2006.
10.2	Addendum, dated as of June 25, 2007, to the Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies.
10.3	Agreement to Cooperate and General Release, dated as of May 4, 2007, by and between LifePoint CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).
10.4	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, by and among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lender parties thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 27, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.3	Form of 3 1/2% Convertible Senior Subordinated Notes due 2014 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.4	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.5	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
4.6	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.7	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.8	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320)
4.9	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646)
4.10	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818)
4.11	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.12	Indenture, dated May 29, 2007, between LifePoint Hospitals, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated May 9, 2006.

Exhibit
Number	Description

10.2	Addendum, dated as of June 25, 2007, to the Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies.
10.3	Agreement to Cooperate and General Release, dated as of May 4, 2007, by and between LifePoint CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).
10.4	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, by and among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lender parties thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.