Form 10-Q
period 2007-09-30
LIFEPOINT HOSPITALS, INC.
filed 2007-10-26
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51251

(Exact name of registrant as specified in its charter)

Delaware	20-1538254
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

103 Powell Court, Suite 200 Brentwood, Tennessee	37027 (Zip Code)
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

As of September 30, 2007, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 58,102,436.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$627.3	$656.2	$1,768.1	$1,971.7

Salaries and benefits	247.7	260.1	699.8	774.1
Supplies	88.1	88.8	246.7	270.9
Other operating expenses	108.2	119.8	300.7	357.1
Provision for doubtful accounts	67.8	78.7	190.5	233.1
Depreciation and amortization	29.6	32.4	76.2	99.3
Interest expense, net	28.0	21.9	75.1	73.7

	569.4	601.7	1,589.0	1,808.2

Income from continuing operations before minority interests and income taxes	57.9	54.5	179.1	163.5
Minority interests in earnings of consolidated entities	0.4	0.5	1.1	1.6

Income from continuing operations before income taxes	57.5	54.0	178.0	161.9
Provision for income taxes	23.5	22.4	71.6	67.0

Income from continuing operations	34.0	31.6	106.4	94.9

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	0.3	(3.3)	(3.4)	(6.8)
Impairment adjustment (charge)	—	0.3	—	(16.1)
Gain (loss) on sale of hospitals	0.6	(0.4)	4.1	(0.6)

Income (loss) from discontinued operations	0.9	(3.4)	0.7	(23.5)
Cumulative effect of change in accounting principle, net of income taxes	—	—	0.7	—

Net income	$34.9	$28.2	$107.8	$71.4

Basic earnings (loss) per share:
Continuing operations	$0.61	$0.56	$1.91	$1.69
Discontinued operations	0.02	(0.06)	0.02	(0.42)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.63	$0.50	$1.94	$1.27

Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.55	$1.89	$1.66
Discontinued operations	0.02	(0.06)	0.02	(0.41)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.62	$0.49	$1.92	$1.25

Weighted average shares and dilutive securities outstanding:
Basic	55.7	56.4	55.6	56.1

Diluted	56.4	57.3	56.2	57.1

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	September 30,
	2006(1)	2007
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12.2	$48.5
Accounts receivable, less allowances for doubtful accounts of $326.2 and $439.4 at December 31, 2006 and September 30, 2007, respectively	321.6	308.5
Inventories	65.9	68.3
Assets held for sale	155.1	—
Prepaid expenses	12.6	15.3
Income taxes receivable	11.2	—
Deferred tax assets	49.2	150.7
Other current assets	20.6	24.7

	648.4	616.0
Property and equipment:
Land	76.8	71.8
Buildings and improvements	1,061.5	1,201.8
Equipment	597.7	648.4
Construction in progress (estimated cost to complete and equip after September 30, 2007 is $79.7)	72.0	36.3

	1,808.0	1,958.3
Accumulated depreciation	(468.6)	(556.6)

	1,339.4	1,401.7

Deferred loan costs, net	31.1	40.4
Intangible assets, net	33.7	51.4
Other	4.5	4.5
Goodwill	1,581.3	1,512.2

	$3,638.4	$3,626.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.4	$79.3
Accrued salaries	68.3	66.5
Accrued interest	11.3	13.2
Income taxes payable	—	14.3
Other current liabilities	115.8	86.6
Current maturities of long-term debt	0.5	0.5

	304.3	260.4

Long-term debt	1,668.4	1,517.0
Deferred income taxes	120.5	116.8
Professional and general liability claims and other liabilities	82.3	105.9
Long-term income tax liability	—	56.0

Minority interests in equity of consolidated entities	12.9	15.7

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,365,018 and 58,102,436 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	0.6	0.6
Capital in excess of par value	1,044.4	1,077.1
Unearned ESOP compensation	(6.4)	(3.8)
Accumulated other comprehensive loss	(9.6)	(11.7)
Retained earnings	421.0	492.2

	1,450.0	1,554.4

	$3,638.4	$3,626.2

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Cash flows from operating activities:
Net income	$34.9	$28.2	$107.8	$71.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.9)	3.4	(0.7)	23.5
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.7)	—
Stock-based compensation	3.7	5.3	9.5	12.5
ESOP expense (non-cash portion)	1.9	2.5	6.9	7.2
Depreciation and amortization	29.6	32.4	76.2	99.3
Amortization of deferred loan costs	1.3	1.9	4.0	4.9
Minority interests in earnings of consolidated entities	0.4	0.5	1.1	1.6
Deferred income taxes (benefit)	(5.2)	(17.7)	(5.4)	(52.7)
Reserve for professional and general liability claims, net	3.2	(0.1)	7.3	4.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(58.1)	(14.2)	(61.9)	(14.7)
Inventories and other current assets	(9.7)	(5.5)	(15.7)	(12.7)
Accounts payable and accrued expenses	36.6	(15.3)	30.9	(28.1)
Income taxes payable	21.3	0.5	13.6	39.2
Other	2.2	1.4	2.6	3.2

Net cash provided by operating activities — continuing operations	61.2	23.3	175.5	158.6
Net cash (used in) provided by operating activities — discontinued operations	(11.8)	9.4	(12.6)	17.0

Net cash provided by operating activities	49.4	32.7	162.9	175.6

Cash flows from investing activities:
Purchase of property and equipment	(39.5)	(38.5)	(134.5)	(111.1)
Acquisitions, net of cash acquired	(20.4)	—	(281.0)	—
Other	(0.1)	(0.6)	(0.7)	1.2

Net cash used in investing activities — continuing operations	(60.0)	(39.1)	(416.2)	(109.9)
Net cash provided by investing activities — discontinued operations	1.0	34.7	28.6	107.5

Net cash used in investing activities	(59.0)	(4.4)	(387.6)	(2.4)

Cash flows from financing activities:
Proceeds from borrowings	—	—	260.0	615.0
Payments of borrowings	—	(8.4)	(20.0)	(765.9)
Proceeds from exercise of stock options	—	0.4	0.3	12.5
Proceeds received for completion of new hospital	—	14.7	—	14.7
Payment of debt issuance costs	(0.6)	(0.9)	(1.0)	(14.2)
Other	1.1	1.0	2.2	1.0

Net cash provided by (used in) financing activities	0.5	6.8	241.5	(136.9)

Change in cash and cash equivalents	(9.1)	35.1	16.8	36.3
Cash and cash equivalents at beginning of period	56.3	13.4	30.4	12.2

Cash and cash equivalents at end of period	$47.2	$48.5	$47.2	$48.5

Supplemental disclosure of cash flow information:
Interest payments	$19.0	$41.9	$64.0	$72.1

Capitalized interest	$0.5	$0.2	$0.8	$1.6

Income taxes paid, net	$7.1	$39.8	$63.3	$80.3

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained
	Shares	Amount	Par Value	Compensation	Loss	Earnings	Total

Balance at December 31, 2006	57.4	$0.6	$1,044.4	$(6.4)	$(9.6)	$421.0	$1,450.0
Comprehensive income:
Net income	—	—	—	—	—	71.4	71.4
Net change in fair value of interest rate swap, net of tax benefit of $1.3	—	—	—	—	(2.1)	—	(2.1)

Total comprehensive income							69.3

Cumulative impact of change in accounting for uncertainty in income taxes (FIN 48)	—	—	—	—	—	(0.2)	(0.2)
Non-cash ESOP compensation earned	—	—	5.0	2.6	—	—	7.6
Exercise of stock options, including tax benefits and other	0.4	—	13.5	—	—	—	13.5
Stock activity in connection with employee stock purchase plans	—	—	1.7	—	—	—	1.7
Stock-based compensation — nonvested stock	—	—	7.0	—	—	—	7.0
Stock-based compensation — stock options	—	—	5.5	—	—	—	5.5
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—

Balance at September 30, 2007	58.1	$0.6	$1,077.1	$(3.8)	$(11.7)	$492.2	$1,554.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

At September 30, 2007, the Company operated 49 hospitals, including one hospital that is being held for disposal. In all but three of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 18 states: Alabama; Arizona; California; Colorado; Florida; Indiana; Kansas; Kentucky; Louisiana; Mississippi; Nevada; New Mexico; Tennessee; Texas; Utah; Virginia; West Virginia and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed by the Company.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $19.2 million and $20.1 million for the three months ended September 30, 2006 and 2007, respectively, and $57.5 million and $61.9 million for the nine months ended September 30, 2006 and 2007, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. This reclassification has no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Acquisitions

Four HCA Hospitals

Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four hospitals that the Company acquired were 200-bed Clinch Valley Medical Center, Richlands, Virginia (“Clinch Valley”); 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia (“St. Joseph’s”); 155-bed Saint Francis Hospital, Charleston, West Virginia (“Saint Francis”); and 369-bed Raleigh General Hospital, Beckley, West Virginia (“Raleigh”). The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition.

Under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the total purchase price of the four former HCA hospitals was allocated to the net tangible and intangible assets based upon their estimated fair values as of July 1, 2006. The excess of the purchase price over the estimated fair value of the net tangible and intangible

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets was recorded as goodwill. The results of operations of these hospitals are included in LifePoint’s results of operations beginning July 1, 2006. During the three months ended September 30, 2007, the Company finalized the purchase price allocation for the four former HCA hospitals.

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.8
Property and equipment	198.0
Intangible assets	5.0
Goodwill	47.5

Total assets acquired, excluding cash	265.9

Accounts payable	0.2
Accrued salaries	5.6
Other current liabilities	2.4

Total liabilities assumed	8.2

Net assets acquired	$257.7

In connection with the purchase price allocation, the Company recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the nine months ended September 30, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than the Company originally anticipated in the preliminary purchase price allocations.

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

Coastal Carolina Medical Center (“Coastal”)

Effective July 1, 2007, the Company completed the sale of Coastal to Tenet Healthcare Corporation (“Tenet”) for $35.0 million plus adjustments for working capital and other items. In connection with the sale, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations during the nine months ended September 30, 2007. The $7.8 million impairment charge was comprised of a $0.5 million impairment of intangible assets, a $7.1 million impairment

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of goodwill and $0.2 million of an income tax provision. The following table sets forth the calculation of Coastal’s impairment charge (in millions):

Cash proceeds from sale	$35.4
Less, assets sold:
Property and equipment	(28.5)
Intangible assets	(0.5)
Goodwill	(14.1)
Net working capital	0.1

(7.6)
Income tax provision	(0.2)

$(7.8)

Colorado River Medical Center

In March 2007, the Company, through its indirect wholly-owned subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”) plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the existing operating lease agreement. In connection with the signing of the letter of intent, the Company recognized an impairment adjustment (charge) of $0.3 million and $(8.3) million, net of income taxes, or $0.01 and $(0.15) earnings (loss) per diluted share, in discontinued operations for the three and nine months ended September 30, 2007, respectively. The impairment charge relates to goodwill impairment and the property and equipment and net working capital to be transferred to the Board of Trustees, for which the Company anticipates receiving no consideration. The impairment adjustment during the three months ended September 30, 2007, related to a decrease in Colorado River’s working capital during the three months ended September 30, 2007, which the Company had previously recorded as an impairment charge. The following table sets forth the components of Colorado River’s impairment adjustment (charge) for the three and nine months ended September 30, 2007 (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007

Net working capital	$0.4	$(4.1)
Property and equipment	—	(4.9)
Goodwill	—	(3.1)

	0.4	(12.1)
Income tax (provision) benefit	(0.1)	3.8

	$0.3	$(8.3)

Two Former HCA Hospitals

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, the Company committed to a plan to divest two of the acquired hospitals, St. Joseph’s and Saint Francis. The Company sold Saint Francis effective January 1, 2007 to Herbert J. Thomas Memorial Hospital Association and St. Joseph’s effective May 1, 2007 to Signature Hospital, LLC.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Smith County Memorial Hospital

In February 2006, the Company announced that it had entered into a definitive agreement to sell Smith County Memorial Hospital, Carthage, Tennessee (“Smith County”), to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain on the sale of approximately $3.8 million, net of income taxes, or $0.07 per diluted share, during the nine months ended September 30, 2006.

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

The Company allocated to discontinued operations interest expense of $2.3 million and a nominal amount for the three months ended September 30, 2006 and 2007, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2006 and 2007, respectively. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations was based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations was based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and loss before income taxes, excluding impairment of assets and gain (loss) on sale of hospitals, of discontinued operations for the three and nine months ended September 30, 2006 and 2007 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$60.2	$1.1	$91.7	$57.0
Income (loss) before income taxes	0.7	(5.4)	(5.0)	(10.7)

The following table presents the changes in the Company’s assets held for sale for the nine months ended September 30, 2007 (in millions):

	Current	Property and	Intangible
	Assets	Equipment	Assets, Net	Total

Balance at December 31, 2006	$14.1	$140.6	$0.4	$155.1
Sale of Saint Francis	(3.7)	(37.9)	(0.2)	(41.8)
Impairment of Colorado River	(4.3)	(5.1)	—	(9.4)
Sale of St. Joseph’s	(4.7)	(68.5)	(0.2)	(73.4)
Sale of Coastal	(1.4)	(29.1)	—	(30.5)

Balance at September 30, 2007	$—	$—	$—	$—

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill and Intangible Assets

The Company performed its most recent goodwill annual impairment test as of October 1, 2006 and did not incur an impairment charge related to the impairment test. In connection with the sale of Coastal and the signing of a letter of intent for Colorado River, as discussed in Note 3, the Company recognized a combined pretax impairment charge related to goodwill of approximately $10.2 million during the nine months ended September 30, 2007. Additionally, in connection with the sale of Coastal, the Company wrote off additional goodwill of $7.0 million during the three months ended September 30, 2007. Finally, during the nine months ended September 30, 2007, the Company had purchase price allocation adjustments for the four former HCA hospitals, as discussed in Note 2, resulting in a decrease in the carrying value of goodwill of approximately $51.4 million. The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2007 (in millions):

Balance at December 31, 2006	$1,581.3
Impairment related to Colorado River	(3.1)
Sale of Coastal (including impairment of $7.1 million)	(14.1)
Consideration adjustments and adjustments to purchase price allocations for acquisitions	(51.9)

Balance at September 30, 2007	$1,512.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2006	$21.0	$(1.7)	$19.3
Additions	19.9	—	19.9
Impairment related to Coastal	(0.3)	—	(0.3)
Amortization expense	—	(5.1)	(5.1)

Balance at September 30, 2007	$40.6	$(6.8)	$33.8

Non-competition agreements:
Balance at December 31, 2006	$16.6	$(4.8)	$11.8
Additions	0.8	—	0.8
Amortization expense	—	(1.9)	(1.9)

Balance at September 30, 2007	$17.4	$(6.7)	$10.7

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2006	$2.6	$—	$2.6
Additions (purchase price allocations for acquisitions)	4.5	—	4.5
Impairment related to Coastal	(0.2)	—	(0.2)

Balance at September 30, 2007	$6.9	$—	$6.9

Total intangible assets:
Balance at December 31, 2006	$40.2	$(6.5)	$33.7
Additions	25.2	—	25.2
Impairment related to Coastal	(0.5)	—	(0.5)
Amortization expense	—	(7.0)	(7.0)

Balance at September 30, 2007	$64.9	$(13.5)	$51.4

Contract-Based Physician Minimum Revenue Guarantees

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and related guarantee liability at the inception of a physician minimum revenue guarantee. The contract-based intangible assets are amortized into other operating expenses over the period of the physician contract, which is typically five years. As of September 30, 2007, the Company’s liability balance for contract-based physician minimum revenue guarantees was $16.2 million, which is included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Competition Agreements

The Company has entered into non-competition agreements and these non-competition agreements are amortized on a straight-line basis over the term of the agreements.

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

During the three and nine months ended September 30, 2007, subsequent to the adoption of FIN 48, the Company recorded an increase of $1.1 million and $3.3 million, respectively, to its long-term income tax liability for the potential payment of additional interest. Of the $47.6 million unrecognized tax benefits at September 30, 2007, approximately $7.5 million, if recognized, would affect the Company’s effective tax rate. The Company’s long-term income tax liability was comprised of the following at January 1, 2007 and September 30, 2007 (in millions):

	January 1,	September 30,
	2007	2007

Unrecognized tax benefits	$45.8	$47.6
Accrued interest and penalties	6.2	8.4

	$52.0	$56.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s U.S. federal income tax returns for tax years 1999 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. As a result, HCA and the IRS are currently working through the complex calculations for the many HCA tax years that are impacted. Due to the complex computations and many impacted HCA tax years (including HCA tax years preceding the spin-off of the Company from HCA), neither the Company nor HCA is currently able to estimate when the final settlement of the HCA tax years will occur. The Company cannot reach resolution of its IRS examination until after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA on May 11, 1999. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. The Company has extended the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000 and 2001 through December 31, 2009 and will likely extend the statutes of limitation further at that time.

In 2005, the IRS commenced an examination of the Company’s federal income tax return for the year ended December 31, 2003. Furthermore, during the second quarter of 2006, the IRS commenced an examination of select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company anticipates that the examination for its tax year ended December 31, 2002 will be concluded by the end of 2007. The Company has extended the statute of limitation for its 2002 and 2003 returns through June 30, 2008 and will likely extend the statute of limitation further.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$34.0	$31.6	$106.4	$94.9
Income (loss) from discontinued operations, net of income taxes	0.9	(3.4)	0.7	(23.5)
Cumulative effect of change in accounting principle	—	—	0.7	—

	$34.9	$28.2	$107.8	$71.4

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	55.7	56.4	55.6	56.1
Effect of dilutive securities:
Employee stock benefit plans	0.7	0.9	0.6	1.0

Denominator for diluted earnings (loss) per share — weighted average shares	56.4	57.3	56.2	57.1

Basic earnings (loss) per share:
Continuing operations	$0.61	$0.56	$1.91	$1.69
Discontinued operations	0.02	(0.06)	0.02	(0.42)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.63	$0.50	$1.94	$1.27

Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.55	$1.89	$1.66
Discontinued operations	0.02	(0.06)	0.02	(0.41)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$0.62	$0.49	$1.92	$1.25

The Company’s $575.0 million 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and $225.0 million 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and the 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 has been excluded because the effect would have been anti-dilutive for the three and nine month periods ended September 30, 2006 and 2007.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

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

David M. Dill assumed the position of Chief Financial Officer of the Company effective July 12, 2007, and replaced Michael J. Culotta, who resigned effective April 26, 2007. On May 8, 2007, the Compensation Committee of the Company’s Board of Directors granted Mr. Dill 50,000 shares of the Company’s nonvested stock awards and stock options to purchase 90,000 shares of the Company’s common stock under the Company’s Amended and Restated 1998 Long-Term Incentive Plan.

On May 4, 2007, LifePoint CSGP, LLC, a subsidiary of the Company, and Mr. Culotta entered into an Agreement to Cooperate and General Release (the “Release Agreement”). Under the Release Agreement, Mr. Culotta agreed to cooperate with the Company in various matters in which his knowledge of the business of the Company may be relevant and to assist the Company so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by the Company. Mr. Culotta agreed that his participation in various employment plans sponsored by the Company had ceased with his resignation and to release any claims he may have against the Company. As consideration for entering into the Release Agreement, the Company agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. Mr. Culotta also acknowledged certain terms of existing stock options and rights under Company plans, including the expiration thereof, in relation to his resignation. Finally, Mr. Culotta agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.

As a result of Mr. Culotta’s resignation, the Company incurred a net decrease in compensation expense of approximately $0.7 million ($0.4 million, net of income taxes), or an increase in diluted earnings per share of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.01, during the nine months ended September 30, 2007. This net decrease in compensation expense consists of approximately $0.8 million recognized in connection with the Release Agreement, as described above, offset by an approximate $1.5 million reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

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

Stock Options

The Company estimated the fair value of stock options granted during the three and nine month periods ended September 30, 2006 and 2007 using the Hull-White II lattice option Valuation Model (“HW-II”) and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The Company granted stock options to purchase 904,745 and 661,526 shares of the Company’s common stock to certain key employees during the nine months ended September 30, 2006 and 2007, respectively. The stock options that were granted during these periods vest 33.3% on each grant anniversary date over three years of continued employment.

In addition, during March 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options are subject to forfeiture unless certain targeted levels of diluted earnings per share are achieved for the year ending December 31, 2007. Depending on the level of diluted earnings per share achieved for the current fiscal year, the senior executives will forfeit zero to 100% of these stock options. The stock options that are not forfeited at year end will vest ratably beginning one year from the date of the grant to three years after the date of the grant. Through June 30, 2007, for purposes of accounting for the expense of these stock options, the Company assumed a target level of diluted earnings per share that resulted in the recognition of stock compensation expense assuming earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares. During the three months ended September 30, 2007, based on the Company’s performance through the nine months ended September 30, 2007, the Company determined that it is not probable that the Company will achieve the required targeted level of diluted earnings per share for the issuance of any of the performance-based stock options and accordingly, reversed the previously recognized stock compensation expense associated with these stock options. The impact of cancelling these performance-based options resulted in a decrease in stock compensation expense of approximately $0.4 million ($0.2 million, net of income taxes), for the three months ended September 30, 2007.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine month periods ended September 30, 2006 and 2007:

	Nine Months Ended
	September 30,
	2006	2007

Expected volatility	32.8%	27.1%
Risk free interest rate (range)	4.38% - 5.17%	3.78% - 5.21%
Expected dividends	—	—
Average expected term (years)	5.4	4.7
Fair value per share of stock options granted	$11.18	$10.26

The Company received $0.4 million in cash from stock option exercises for the three months ended September 30, 2007, and $0.3 million and $12.5 million for the nine months ended September 30, 2006 and 2007, respectively. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the nine month period ended September 30, 2006. The Company recognized actual tax benefits for the tax deductions from stock option exercises of $0.1 million and $1.1 million for the three and nine month periods ended September 30, 2007.

As of September 30, 2007, there was $9.9 million of total unrecognized compensation cost related to stock option compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.0 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The Company granted 389,719 and 448,351 shares of nonvested stock awards to certain key employees during the nine months ended September 30, 2006 and 2007, respectively. These nonvested stock awards cliff-vest three years from the grant date. The weighted-average fair market value at the date of grant of the 389,719 and 448,351 shares of nonvested stock awards was $33.23 and $36.45 per share, respectively.

Of the 448,351 shares of nonvested stock awards granted during the nine months ended September 30, 2007, 190,000 shares are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any recognized compensation expense will be reversed.

As of September 30, 2007, there was $22.7 million of total unrecognized compensation cost related to nonvested stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.2 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 8, 2007, pursuant to the Outside Directors Stock and Incentive Compensation Plan (“ODSICP”), the Company’s Board of Directors, upon recommendations of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to each of the seven members of the Board of Directors who are not employees of the Company or any of its subsidiaries. This award will be fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the 2008 Annual Meeting of Stockholders of the Company; (ii) the death or disability of the non-employee director; or (iii) events described in Section 7.1 of the ODSICP. Generally, such shares will be forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the 2008 Annual Meeting of Stockholders. The non-employee director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine month periods ended September 30, 2006 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Nonvested stock	$2.2	$3.3	$5.2	$7.2
Stock options	1.5	2.0	4.3	5.3

Total stock-based compensation expense	$3.7	$5.3	$9.5	$12.5

Tax benefits on stock-based compensation expense	$1.5	$2.1	$3.9	$5.0

The Company did not capitalize any stock-based compensation cost for the three or nine month periods ended September 30, 2006 and 2007. As of September 30, 2007, there was $32.6 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.1 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Long-Term Debt

Long-term debt consists of the following at December 31, 2006 and September 30, 2007 (in millions):

	December 31,	September 30,
	2006	2007

Senior Borrowings:
Credit Agreement:
Term B Loans	$1,321.9	$706.0
Revolving Loans	110.0	—

	1,431.9	706.0

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/2% Convertible Senior Subordinated Notes, due 2014	—	575.0
3 1/4% Convertible Senior Subordinated Debentures, due 2025	225.0	225.0

	231.2	806.2
Capital leases/other	5.8	5.3

Total long-term debt	1,668.9	1,517.5
Less: current portion	0.5	0.5

	$1,668.4	$1,517.0

Senior Secured Credit Facilities

During the nine months ended September 30, 2007, the Company repaid a portion of its outstanding term B loans (the “Term B Loans”) and all of its outstanding revolving loans (the “Revolving Loans”) under the Credit Agreement, primarily with the proceeds from the issuance of the Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014, as discussed further in this note, and from the proceeds from the sales of St. Joseph’s effective May 1, 2007, and Coastal effective July 1, 2007, as discussed in Note 3.

Effective May 11, 2007, the Company amended its Credit Agreement and increased its additional tranches available under its Term B Loans and Revolving Loans by $200.0 million and $50.0 million, respectively. Additionally, the amendment allows for the issuance of up to $250.0 million in term A loans, previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Convertible Senior Subordinated Notes, as discussed further in this note.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the Counterparty. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. For the three months ended June 30, 2007 and September 30, 2007, the Company completed an assessment of the cash flow hedge instrument and determined the hedge to be partially ineffective in accordance with SFAS No. 133. As of June 30, 2007 and September 30, 2007, the outstanding balance due under the Credit Agreement was $714.4 million and $706.0 million, respectively. Because the notional amount of the interest rate swap in effect as of June 30, 2007 and September 30, 2007 exceeded the Company’s outstanding borrowings under its variable rate debt under the Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of a nominal amount and approximately $0.3 million related to the ineffective portion of its interest rate swap during the three and nine month periods ended September 30, 2007, respectively.

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by the Counterparty. However, the Company does not anticipate non-performance by the Counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2006 and September 30, 2007, reflected a liability of approximately $14.7 million and $18.3 million, respectively, and is included in professional and general liability claims and other liabilities in the Company’s accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2006 and September 30, 2007 because of a decrease in market interest rates since inception.

Note 12.	Commitments and Contingencies

Americans with Disabilities Act Claim

On January 12, 2001, a class action lawsuit was filed in the United States District Court of the Eastern District of Tennessee (the “District Court”) against each of the Company’s existing hospitals alleging non-compliance with the accessibility guidelines of the Americans with Disabilities Act (“ADA”). On April 20, 2007 and again on May 2, 2007, the plaintiff amended the lawsuit to add hospitals subsequently acquired by the Company, including the former Province facilities, Wythe County Community Hospital (“WCCH”), Danville Regional Medical Center, (“DRMC”), Clinch Valley and Raleigh and to dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. The Company may be required to make significant capital expenditures at one or more of its facilities in order to comply with the ADA, and the Company’s business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company is

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vigorously defending the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against the Company by the federal government or the payment of damages by the Company. As of October 11, 2007, the plaintiffs have conducted inspections at 32 of the Company’s hospitals (including the now divested Smith County and closed Guyan Valley Hospital). As of September 30, 2007, the District Court has approved settlement agreements between the parties relating to 13 of the Company’s facilities. On June 21, 2007, the case was reassigned to a new judge. On July 16, 2007, the parties filed a Notice of Partial Settlement and Request for Fairness Hearing for five facilities. On July 19, 2007, the District Court held a status conference to review the procedural and substantive status of the case. The Company is now moving forward in implementing facility modifications in accordance with the terms of the settlements. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with the ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The amount of commitments the Company estimates it will advance approximates $16.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company accounts for advances to physicians in accordance with FSP FIN 45-3, as further discussed in Note 4.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $36.3 million in uncompleted projects at September 30, 2007, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheets. At September 30, 2007, the Company had projects under construction with an estimated cost to complete and equip of approximately $79.7 million.

Pursuant to the asset purchase agreement for DRMC, the Company has agreed to spend at least $11.3 million for capital expenditures and improvements before July 1, 2008. As of September 30, 2007, the Company has exceeded the $11.3 million minimum required capital expenditures and improvements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $7.5 million of the required capital expenditures and improvements as of September 30, 2007.

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

Development Agreement with the City of Ennis

The Company entered into a Development Agreement with the City of Ennis, Texas during 2005 to construct a new hospital (“Ennis New”) to replace the existing Ennis Regional Medical Center (“Ennis Old”). The Company previously leased Ennis Old from the City of Ennis. Under the Development Agreement, the Company constructed and equipped Ennis New for approximately $35.0 million, all of which was paid for by the Company. The construction was completed during July, 2007, and the Company moved its operations from Ennis Old to Ennis New. Pursuant to the terms of the Development Agreement, the City of Ennis paid $14.7 million of the construction cost to the Company during August 2007, which the Company has included in professional and general liability claims and other liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2007.

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

Overview

Our revenues for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 were favorably impacted by an increase in revenues per equivalent admission and the third quarter 2006 acquisition of two hospitals from HCA. Our income from continuing operations and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, were negatively affected by increases in our provision for doubtful accounts and professional fees expense. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$627.3	$656.2	$1,768.1	$1,971.7
Income from continuing operations	$34.0	$31.6	$106.4	$94.9
Diluted earnings per share from continuing operations	$0.60	$0.55	$1.89	$1.66

Key Challenges

We have the following internal and external key challenges to overcome:

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

Our quarterly provision for doubtful accounts for consolidated operations which comprises our continuing and discontinued operations, was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2006	2007

First Quarter	$68.6	$77.7
Second Quarter	60.2	84.6
Third Quarter	73.9	82.2
Fourth Quarter	71.2	N/A

	$273.9	$244.5

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

The following table reflects our quarterly consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2006	2007

First Quarter	$6.0	$16.2
Second Quarter	12.2	14.1
Third Quarter	11.6	12.0
Fourth Quarter	16.6	N/A

	$46.4	$42.3

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2006	2007

First Quarter	$73.8	$80.3
Second Quarter	73.3	87.1
Third Quarter	88.3	86.6
Fourth Quarter	75.1	N/A

	$310.5	$254.0

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2006	2007

March 31	39.6	40.8
June 30	40.7	41.4
September 30	45.1	43.7
December 31	43.1	N/A

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows as of the dates presented:

	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007

Insured receivables	37.1%	33.8%	32.1%	31.0%
Uninsured receivables (including copayments and deductibles)	62.9	66.2	67.9	69.0

	100.0%	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007

0 to 60 days	49.3%	47.9%	45.9%	43.6%
61 to 150 days	21.3	18.2	18.6	18.3
Over 150 days	29.4	33.9	35.5	38.1

	100.0%	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies related to cash collections. However, if the trend of increasing self-pay revenues continues, our future results of operations and financial position could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities are keys to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. We believe that continuing to add specialists should help our hospitals increase volumes by offering new services.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us and we expect this pressure to continue in the future. Additionally, we have recently experienced unfavorable claims development related to professional and general liability costs as reflected in our external actuarial reports.

•	Substantial Indebtedness. Our consolidated debt was $1,517.5 million as of September 30, 2007, and we incurred $73.7 million of net interest expense during the nine months ended September 30, 2007. Our substantial indebtedness increases our cost of capital, decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of September 30, 2007, and believe we will be in compliance with them throughout the remainder of 2007.

•	Medicare Changes – Implementation of Medicare Severity Diagnosis-Related Groups. Changes with respect to governmental reimbursement affect our growth. On August 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system final rule for federal fiscal year 2008. Among other items, the final rule creates 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s current 538 DRGs. Under the final rule, the new MS-DRGs will be phased in over a two year period. In addition, the final rule also provides for a market basket increase of 3.3% in fiscal year 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduces Medicare payments to hospitals by 1.2% in fiscal year 2008 and 1.8% in both fiscal years 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No: 110-90, effectively decreasing these reductions for federal fiscal years 2008 and 2009 to 0.6% and 0.9%. CMS plans to conduct a “look-back” beginning in federal fiscal year 2010 and make appropriate changes to the reduction percentages based on actual claims data. CMS anticipates that the final rule will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill. Although difficult to predict, the implementation of the MS-DRG system and the other provisions of the final rule may result in our Medicare acute inpatient hospital reimbursement remaining flat in federal fiscal year 2008. Part I, Item 1. Business, “Sources of Revenue” in our Annual Report on Form 10-K for the year ended December 31, 2006, contains a detailed discussion of provisions that affect our Medicare reimbursement, including the Medicare hospital inpatient, hospital outpatient, and inpatient rehabilitation facility prospective payment systems.

•	Medicare Changes – Proposed Changes to Medicare Hospital Outpatient Prospective Payment System. On July 16, 2007, CMS issued its proposed hospital outpatient prospective payment system rule for calendar year 2008. Among other items, the proposed rule includes a 3.3% market basket update and requires hospitals to begin reporting 10 hospital outpatient quality measures. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures. The final hospital outpatient prospective payment system rule for calendar year 2008 is expected to be released in November 2007.

•	Medicare Changes – Inpatient Rehabilitation Facility Prospective Payment System. On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for federal fiscal year 2008. The final rule increases the inpatient rehabilitation facility (“IRF”) payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for fiscal year 2008. The final rule also continues the phase-in of the requirement that at least 75% of an IRF’s patients have one of 13 designated medical conditions (the “75% Rule”) which has resulted in decreased volume in our rehabilitation units.

•	Medicaid Changes. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations. On May 25, 2007, CMS issued a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4 billion over five years. Also on this date, President Bush signed into law HR 2206, placing a moratorium on this rule for one year. However, when the moratorium expires next year, this final rule could significantly impact state Medicaid programs and our revenue from such programs.

•	Fraud and Abuse Laws. Participation in the Medicare and applicable Medicaid programs is heavily regulated. If a hospital fails to comply substantially with the numerous laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. On July 2, 2007, CMS issued a proposed rule (the “Physician Rule”) that would modify a number of the regulations that implement the physician self-referral restriction commonly known as the “Stark Law.” On August 27, 2007, CMS issued a separate final rule (the “Phase III Rule”) that modified the Stark Law regulations but did not address the changes contained in the Physician Rule. Further, in a series of notices, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationship Report (“DFRR”) to CMS that contains detailed information concerning each hospital’s ownership, investment, and compensation arrangements with physicians. While the Phase III Rule becomes effective on December 4, 2007, CMS has not yet finalized the Physician Rule or the DFRR reporting requirements. These rulemaking activities reflect the general trend of increasing governmental scrutiny of the financial relationships between hospitals and referring physicians under the fraud and abuse laws. We cannot predict whether the proposed rules or DFRR will be implemented, or if adopted, if they will be adopted in their current forms. However, we anticipate that our operations will be subject to increasing regulatory requirements and a growing reporting burden.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. Additionally, we have incurred an increase in professional fees for anesthesiology, radiology and emergency room services. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per equivalent admission, especially in the areas of pharmaceutical, orthopaedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA – Information and Technology Services, Inc. (“HCA-IT”) for information systems integration pursuant to our contractual arrangement for information technology services. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information systems. We are currently evaluating all of our information system requirements for the periods beyond 2009.

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. The “Business Strategy” section in Part  I, Item 1. Business, in our Annual Report on Form 10-K for the year ended December 31, 2006, contains a table of our hospital acquisitions since our inception in 1999. Please refer to Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion of acquisitions that we have made in recent years.

In connection with the purchase price allocation of the third quarter 2006 acquisition of two former HCA facilities, we recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the nine months ended September 30, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than we originally anticipated in the preliminary purchase price allocations.

Discontinued Operations

From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.

Coastal Carolina Medical Center

Effective July 1, 2007, we completed the sale of Coastal to Tenet for a $35.0 million plus adjustments for working capital and other items. In connection with the sale, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share, in discontinued operations during the nine months ended September 30, 2007. The $7.8 million impairment charge was comprised of a $0.5 million impairment of intangible assets, a $7.1 million impairment of goodwill and $0.2 million of an income tax provision.

The following table sets forth the calculation of Coastal’s impairment charge (in millions):

Cash proceeds from sale	$35.4
Less, assets sold:
Property and equipment	(28.5)
Intangible assets	(0.5)
Goodwill	(14.1)
Net working capital	0.1

(7.6)
Income tax provision	(0.2)

$(7.8)

Colorado River Medical Center

In March 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between the Board of Trustees and us in consideration for the termination of the existing operating lease agreement. In connection with the signing of the letter of intent, we recognized an impairment adjustment (charge) of $0.3 million and $(8.3) million, net of income taxes, $0.01 and $(0.15) earnings (loss) per diluted share, in discontinued operations for the three and nine months ended September 30, 2007, respectively. The impairment charge relates to goodwill impairment and the property, equipment and net working capital to be transferred to the Board of Trustees, for which we anticipate receiving no consideration. The impairment adjustment during the three months ended September 30, 2007, related to a decrease in Colorado River’s working capital during the three months ended September 30, 2007, which we had previously recorded as an impairment charge. The following table sets forth the components of Colorado River’s impairment adjustment (charge) for the three and nine months ended September 30, 2007 (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Net working capital	$0.4	$(4.1)
Property and equipment	—	(4.9)
Goodwill	—	(3.1)

	0.4	(12.1)
Income tax (provision) benefit	(0.1)	3.8

	$0.3	$(8.3)

Other Disposals

In connection with the acquisition of four hospitals from HCA effective July 1, 2006, we entered into a plan to divest two of these hospitals, St. Joseph’s and Saint Francis. We sold Saint Francis to Herbert J. Thomas Memorial Hospital Association effective January 1, 2007 and sold St. Joseph’s to Signature Hospital, LLC effective May 1, 2007. In addition, on March 31, 2006, we sold Smith County to Sumner Regional Health System, and, effective May 1, 2006, we sold MCSI and Ashland to Saint Catherine Healthcare. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere in this report for more information on our discontinued operations.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues	$60.2	$1.1	$91.7	$57.0

Income (loss) from discontinued operations	$0.3	$(3.3)	$(3.4)	$(6.8)
Impairment adjustment (charge)	—	0.3	—	(16.1)
Gain (loss) on sale of hospitals	0.6	(0.4)	4.1	(0.6)

Income (loss) from discontinued operations	$0.9	$(3.4)	$0.7	$(23.5)

Diluted earnings (loss) per share from discontinued operations	$0.02	$(0.06)	$0.02	$(0.41)

Change in the Company’s Chief Financial Officer

David M. Dill assumed the position of Chief Financial Officer effective July 12, 2007, and replaced Michael J. Culotta, who resigned effective April 26, 2007. On May 8, 2007, the Compensation Committee of our Board of Directors granted Mr. Dill 50,000 shares of our nonvested stock awards and stock options to purchase 90,000 shares of our common stock under our Amended and Restated 1998 Long-Term Incentive Plan.

On May 4, 2007, LifePoint CSGP, LLC, our subsidiary, and Mr. Culotta entered into a Release Agreement. Under the Release Agreement, Mr. Culotta agreed to cooperate with us in various matters in which his knowledge of our business may be relevant and to assist us so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by us. Mr. Culotta agreed that his participation in various employment plans sponsored by us had ceased with his resignation, and to release any claims he may have against us. As consideration for entering into the Release Agreement, we agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. Mr. Culotta also acknowledged certain terms of existing stock options and rights under our plans, including the expiration thereof upon and in relation to his resignation. Finally, Mr. Culotta also agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.

As a result of Mr. Culotta’s resignation, we incurred a net decrease in compensation expense of approximately $0.7 million ($0.4 million, net of income taxes), or an increase in diluted earnings per share of $0.01, during the nine months ended September 30, 2007. This net decrease in compensation expense consists of approximately $0.8 million recognized in connection with the Release Agreement, as described above, offset by approximately $1.5 million reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.

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

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than a hospital’s customary charges for the services provided. Part I, Item 1. Business, “Sources of Revenue” in our Annual Report on Form 10-K for the year ended December 31, 2006, contains a detailed discussion of our revenue sources.

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

Hospital operating margins have been, and may continue to be, under pressure because of deterioration in pricing flexibility and payor mix, and growth in operating expenses in excess of the increase in prospective payment system payments under the Medicare program.

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

Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006, and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition/allowance for contractual discounts;

•	Accounting for stock-based compensation;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Critical Accounting Estimate Update

Accounting for Income Taxes

Our critical accounting estimate for income taxes was recently modified as a result of our adoption of FIN 48 effective January 1, 2007. The FASB issued FIN 48 in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. Please refer to Note 5 of our condensed consolidated financial statements included elsewhere in this report for further discussion of our adoption of FIN 48.

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

Same-hospital.  Same-hospital information includes 49 and 48 hospitals operated during the three months ended September 30, 2006 and 2007, respectively. Same-hospital information for the three months ended September 30, 2006 includes the operations of Guyan Valley Hospital, which we voluntarily closed and ceased operations effective December 29, 2006. The costs of corporate overhead and discontinued operations are excluded from same-hospital information.

Operating Results Summary

The following tables present summaries of results of operations for the three and nine months ended September 30, 2006 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$627.3	100.0%	$656.2	100.0%	$1,768.1	100.0%	$1,971.7	100.0%

Salaries and benefits	247.7	39.5	260.1	39.6	699.8	39.6	774.1	39.3
Supplies	88.1	14.0	88.8	13.5	246.7	14.0	270.9	13.7
Other operating expenses	108.2	17.3	119.8	18.3	300.7	16.9	357.1	18.1
Provision for doubtful accounts	67.8	10.8	78.7	12.0	190.5	10.8	233.1	11.8
Depreciation and amortization	29.6	4.7	32.4	5.0	76.2	4.3	99.3	5.1
Interest expense, net	28.0	4.5	21.9	3.3	75.1	4.3	73.7	3.7

	569.4	90.8	601.7	91.7	1,589.0	89.9	1,808.2	91.7

Income from continuing operations before minority interests and income taxes	57.9	9.2	54.5	8.3	179.1	10.1	163.5	8.3
Minority interests in earnings of consolidated entities	0.4	—	0.5	0.1	1.1	—	1.6	0.1

Income from continuing operations before income taxes	57.5	9.2	54.0	8.2	178.0	10.1	161.9	8.2
Provision for income taxes	23.5	3.8	22.4	3.4	71.6	4.1	67.0	3.4

Income from continuing operations	$34.0	5.4%	$31.6	4.8%	$106.4	6.0%	$94.9	4.8%

For the Quarters Ended September 30, 2006 and 2007

Revenues

The sources of our revenues are described in “Overview — Revenue Sources” above.

The following table shows the key drivers of our revenues for the three months ended September 30, 2006 and 2007 on both a continuing and same-hospital basis:

	Three Months Ended
	September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Admissions	48,490	48,367	(123)	(0.3)
Equivalent admissions	95,283	97,073	1,790	1.9
Revenues per equivalent admission	$6,577	$6,757	$180	2.7
Medicare case mix index	1.22	1.24	0.02	1.6
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	14,810	14,332	(478)	(3.2)
Outpatient surgeries	36,359	36,418	59	0.2
Emergency room visits	219,390	227,315	7,925	3.6
Outpatient factor	1.97	2.01	0.04	2.0

The following table shows the sources of our revenues by payor for the three months ended September 30, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended
	September 30,
	2006	2007

Medicare	33.1%	31.8%
Medicaid	9.8	9.7
HMOs, PPOs and other private insurers	39.9	42.2
Self-Pay	13.5	13.2
Other	3.7	3.1

	100.0%	100.0%

The increase in our revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was the result of increases in our equivalent admissions and revenues per equivalent admission. Adjustments to estimated reimbursement amounts increased our revenues by $5.0 million and $3.0 million for the three months ended September 30, 2006 and 2007, respectively.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expense for the three months ended September 30, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Continuing operations:
Salaries and wages	$190.8	30.4%	$201.2	30.7%	$10.4	5.4%
Stock-based compensation	3.6	0.6	5.3	0.8	1.7	45.4
Employee benefits	38.2	6.1	37.3	5.7	(0.9)	(2.7)
Contract labor	13.0	2.0	12.4	1.9	(0.6)	(3.0)
ESOP expense	2.1	0.4	3.9	0.5	1.8	82.9

	$247.7	39.5%	$260.1	39.6%	$12.4	5.0%

Same – hospital:
Salaries and wages	$183.3	29.2%	$193.5	29.5%	$10.2	5.6%
Stock-based compensation	0.9	0.1	1.7	0.3	0.8	83.9
Employee benefits	38.3	6.1	37.2	5.7	(1.1)	(3.0)
Contract labor	12.5	2.0	12.1	1.8	(0.4)	(4.5)
ESOP expense	2.0	0.3	3.8	0.6	1.8	87.8

	$237.0	37.7%	$248.3	37.9%	$11.3	4.8%

Man-hours per equivalent admission	90.9	N/A	89.6	N/A	(1.3)	(1.4)
Salaries and benefits per equivalent admission	$2,473	N/A	$2,549	N/A	$76	3.1
Corporate office salaries and benefits	$10.7	1.7%	$11.8	1.8%	$1.1	10.3%

Our salaries and benefits increased for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, primarily as a result of an increase in the number of employed nurses and other clinical personnel. We are focused on reducing our contract labor, which decreased slightly during the quarter ended September 30, 2007 as compared to the same period last year, by recruiting and retaining nurses and other clinical personnel.

Our ESOP expense has two components, common stock and cash. Shares of our common stock are allocated ratably to employee accounts, based on employee salaries and wages at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $1.5 million of discretionary cash contributions to the ESOP during the quarter ended September 30, 2007. No discretionary contributions were made during the quarter ended September 30, 2006.

We experienced an increase in our stock-based compensation expense during the quarter ended September 30, 2007 as compared to the same period last year, as a result of an increase in the number of outstanding unvested stock options and nonvested stock.

Supplies

The following table summarizes our supplies expense for the three months ended September 30, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Three Months
	Ended
	September 30,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)

Supplies	$88.1	$88.8	$0.7		0.8%
Supplies as a percentage of revenues	14.0%	13.5%	(50	) bps	N/M
Supplies per equivalent admission	$921	$913	$(8)		(0.9)%

Our supplies expense increased slightly for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, primarily as a result of increases in equivalent admissions and emergency room visits. Supplies as a percentage of revenues and per equivalent admission decreased slightly as a result of continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2006 and 2007 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Continuing operations:
Professional fees	$11.1	1.8%	$17.7	2.7%	$6.6	59.1%
Utilities	12.0	1.9	12.9	2.0	0.9	7.6
Repairs and maintenance	13.3	2.2	14.0	2.1	0.7	5.3
Rents and leases	6.4	1.0	7.0	1.1	0.6	8.4
Insurance	7.7	1.2	8.7	1.3	1.0	14.9
Physician recruiting	4.2	0.7	3.1	0.5	(1.1)	(26.4)
Contract services	32.3	5.1	31.9	4.9	(0.4)	(1.3)
Non-income taxes	9.3	1.5	9.5	1.4	0.2	1.7
Other	11.9	1.9	15.0	2.3	3.1	26.0

	$108.2	17.3%	$119.8	18.3%	$11.6	10.7%

Same – hospital:
Professional fees	$11.0	1.8%	$17.6	2.7%	$6.6	59.3%
Utilities	11.8	1.9	12.7	1.9	0.9	7.3
Repairs and maintenance	13.1	2.1	13.6	2.1	0.5	3.9
Rents and leases	5.9	0.9	6.4	1.0	0.5	10.5
Insurance	6.2	1.0	8.5	1.3	2.3	35.7
Physician recruiting	4.2	0.7	3.1	0.5	(1.1)	(26.4)
Contract services	30.7	4.9	29.6	4.5	(1.1)	(3.6)
Non-income taxes	9.2	1.5	9.3	1.4	0.1	1.7
Other	8.4	1.3	12.1	1.8	3.7	43.2

	$100.5	16.1%	$112.9	17.2%	$12.4	12.3%

Corporate office other operating expenses	$6.9	1.1%	$6.9	1.1%	$—	—%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, was primarily a result of an increase in professional fees. Additionally, we experienced an increase in other expenses and insurance expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

The increase in professional fees was primarily the result of increased fees paid for anesthesiology and emergency room physician coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals.

Other expenses increased during the quarter ended September 30, 2007 compared to the same period last year, as a result of increased legal and accounting fees, and employee recruitment. Finally, professional and general liability insurance expense increased during the quarter ended September 30, 2007 compared to the same period last year, primarily as a result of an increase in our reserves for self-insured litigation expense as a result of the settlement of several claims at amounts higher than those anticipated and the actuarial implications of such settlements.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the three months ended September 30, 2006 and 2007 (dollars in millions) on a continuing operations and same hospital basis:

	Three Months
	Ended
	September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Provision for doubtful accounts	$67.8	$78.7	$10.9	16.1%
Percentage of revenues	10.8%	12.0%	120 bps	N/M
Charity care write-offs	$9.6	$11.8	$2.2	22.9%

The provision for doubtful accounts relates principally to self-pay amounts due from patients. As a percentage of revenues, the provision for doubtful accounts increased for the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006, primarily as a result of an increase in gross self-pay revenues and an increase in copayments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Depreciation and Amortization

The following table sets forth our depreciation and amortization expense for the three months ended September 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Operating facilities	$28.1	$31.2	$3.1	11.0%
Corporate office	1.5	1.2	(0.3)	(20.0)

	$29.6	$32.4	$2.8	9.5%

Depreciation and amortization expense increased for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, primarily as a result of the completion of planned capital projects and investments made in our facilities.

Interest Expense

The following table summarizes our interest expense for the three months ended September 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	September 30,		Increase
	2006	2007	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$28.0	$13.8	$(14.2)
Province 7 1/2% senior subordinated notes	0.1	0.1	—
3 1/4% convertible senior subordinated debentures	1.8	1.8	—
3 1/2% convertible senior subordinated notes	—	5.0	5.0
Other	—	0.1	0.1

	29.9	20.8	(9.1)
Amortization of deferred loan costs	1.3	1.8	0.5
Less:
Discontinued operations interest expense allocation	(2.3)	—	2.3
Interest income	(0.5)	(0.6)	(0.1)
Capitalized interest	(0.4)	(0.1)	0.3

	$28.0	$21.9	$(6.1)

The decrease in interest expense during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 was primarily a result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 compared to the Credit Agreement. In May 2007, we issued a total of $575.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Credit Agreement. Our weighted-average monthly interest-bearing debt balance decreased from $1,760.5 million during the three months ended September 30, 2006 to $1,515.7 million during the same period in 2007. For a further discussion, see “Liquidity and Capital Resources – Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the three months ended September 30, 2006 and 2007 (dollars in millions):

	Three Months
	Ended
	September 30,		Increase
	2006	2007	(Decrease)

Provision for income taxes	$23.5	$22.4	$(1.1)
Effective income tax rate	40.8%	41.4%	60 bps

The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in income from continuing operations and a decrease in the estimate for income from continuing operations for the year ended December 31, 2007 resulted in a higher effective tax rate for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

For the Nine Months Ended September 30, 2006 and 2007

Revenues

The sources of our revenues are described in “Overview — Revenue Sources” above.

The increase in our revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was primarily the result of an increase in revenues per equivalent admission and the third quarter 2006 acquisition of two hospitals from HCA.

Adjustments to estimated reimbursement amounts increased our revenues by $9.9 million and $7.2 million for the nine months ended September 30, 2006 and 2007, respectively.

The following table shows the key drivers of our revenues for the nine months ended September 30, 2006 and 2007:

	Nine Months Ended
	September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Admissions	139,503	148,765	9,262	6.6
Equivalent admissions	271,333	292,621	21,288	7.8
Revenues per equivalent admission	$6,516	$6,732	$216	3.3
Medicare case mix index	1.23	1.24	0.01	0.8
Average length of stay (days)	4.3	4.2	(0.01)	(2.3)
Inpatient surgeries	41,643	43,762	2,119	5.1
Outpatient surgeries	104,649	110,872	6,223	5.9
Emergency room visits	619,105	671,235	52,130	8.4
Outpatient factor	1.95	1.97	0.02	1.0

The following table shows the sources of our revenues by payor for the nine months ended September 30, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Nine Months Ended
	September 30,
	2006	2007

Medicare	34.8%	33.0%
Medicaid	9.9	9.5
HMOs, PPOs and other private insurers	38.3	41.7
Self-Pay	13.0	12.5
Other	4.0	3.3

	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expense for the nine months ended September 30, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$536.2	30.3%	$594.8	30.2%	$58.6	10.9%
Stock-based compensation	9.4	0.5	12.5	0.6	3.1	32.2
Employee benefits	109.1	6.2	116.5	5.9	7.4	6.8
Contract labor	34.4	1.9	38.5	2.0	4.1	11.9
ESOP expense	10.7	0.6	11.8	0.6	1.1	10.2

	$699.8	39.5%	$774.1	39.3%	$74.3	10.6

Man-hours per equivalent admission	90.2	N/A	89.1	N/A	(1.1)	N/A
Salaries and benefits per equivalent admission	$2,444	N/A	$2,519	N/A	$75	3.1
Corporate office salaries and benefits	$33.9	1.9%	$33.5	1.7%	$(0.4)	(1.2)

Our salaries and benefits increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially as a result of the third quarter 2006 acquisition of two facilities from HCA. Salaries and benefits as a percentage of revenues decreased slightly as a result of effective management of our salary costs and lower man-hours per equivalent admission.

We experienced lower corporate salaries and benefits during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of the June 2006 retirement of our former Chief Executive Officer, Kenneth C. Donahey. As a result of his retirement, we incurred an additional net compensation expense of approximately $2.0 million ($1.2 million, net of income taxes) during the nine months ended September 30, 2006. Additionally, as a result of the April 2007 resignation of our former Chief Financial Officer, we incurred a net decrease in compensation expense of $0.7 million ($0.4 million, net of income taxes) during the nine months ended September 30, 2007.

Our ESOP expense has two components, common stock and cash. Shares of our common stock are allocated ratably to employee accounts, based on employee salaries and wages at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $3.9 million and $4.6 million of discretionary cash contributions to the ESOP during the nine months ended September 30, 2006 and 2007, respectively.

We experienced an increase in our stock-based compensation expense during the nine months ended September 30, 2007 compared to the same period last year, as a result of an increase in the number of outstanding unvested stock options and nonvested stock.

Supplies

The following table summarizes our supplies expense for continuing operations for the nine months ended September 30, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Nine Months Ended September 30,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)

Supplies	$246.7	$270.9	$24.2		9.8%
Supplies as a percentage of revenues	14.0%	13.7%	(30	) bps	N/M
Supplies per equivalent admission	$909	$926	$17		2.0%

Our supplies expense increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA. Supplies as a percentage of revenues decreased slightly as a result of continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization. Supplies per equivalent admission increased as a result of rising supply costs, particularly those related to cardiology, orthopaedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2006 and 2007 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)

Other operating expenses:
Professional fees	$30.6	1.7%	$46.4	2.4%	$15.8	51.6%
Utilities	34.4	1.9	36.4	1.8	2.0	5.8
Repairs and maintenance	36.2	2.0	41.0	2.1	4.8	13.4
Rents and leases	17.3	1.0	20.2	1.0	2.9	16.4
Insurance	21.7	1.3	26.2	1.3	4.5	21.1
Physician recruiting	12.7	0.7	10.4	0.5	(2.3)	(18.0)
Contract services	86.9	4.9	103.4	5.2	16.5	19.0
Non-income taxes	24.7	1.4	28.4	1.4	3.7	14.9
Other	36.2	2.0	44.7	2.3	8.5	23.6

	$300.7	16.9%	$357.1	18.0%	$56.4	18.8%

Corporate office other operating expenses	$20.7	1.2%	$24.1	1.2%	$3.4	16.4%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was partially a result of the third quarter 2006 acquisition of two facilities from HCA. Additionally, we experienced increases in contract services, professional fees, other expenses, repairs and maintenance and insurance.

Contract services increased due to increased collection agency fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. The increase in professional fees was primarily the result of increased fees paid for anesthesiology and emergency room physician coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals.

Other expenses increased as a result of increased legal and accounting fees, uninsured litigation costs and employee recruitment. Professional and general liability insurance expense increased during the nine months ended September 30, 2007 compared to the same period last year, primarily as a result of an increase on our reserves for self-insured litigation expense as a result of the settlement of several claims at amounts higher than those anticipated and the actuarial implications of such settlements.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the nine months ended September 30, 2006 and 2007 (dollars in millions):

	Nine Months Ended September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Provision for doubtful accounts	$190.5	$233.1	$42.6	22.4%
Percentage of revenues	10.8%	11.8%	100 bps	N/M
Charity care write-offs	$27.6	$40.1	$12.5	45.2%

The provision for doubtful accounts relates principally to self-pay amounts due from patients. The increase in the provision for doubtful accounts and charity care write-offs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was partially a result of the third quarter 2006 acquisition of two hospitals from HCA. As a percentage of revenues, the provision for doubtful accounts increased for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, primarily as a result of an increase in self-pay revenues and the favorable impact during the nine months ended September 30, 2006 of the receipt of Hurricane Katrina relief funds which reduced the provision for doubtful accounts for the period. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Depreciation and Amortization

The following table sets forth our depreciation and amortization expense for the nine months ended September 30, 2006 and 2007 (dollars in millions):

	Nine Months Ended September 30,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)

Hospital operations	$86.2	$91.9	$5.7	6.6%
Purchase price allocation adjustments	(13.5)	3.2	16.7	N/M
Corporate office	3.5	4.2	0.7	20.0

	$76.2	$99.3	$23.1	30.3

Depreciation and amortization expense increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially as a result of the third quarter 2006 acquisition of two hospitals from HCA and completion of certain planned capital projects at the corporate office. Additionally, during the nine months ended September 30, 2006 and 2007, we revised purchase price allocations for certain 2005 and 2006 acquisitions, respectively. As a result of the purchase price allocation changes, we recognized a decrease in depreciation and amortization expense of $13.5 million for the nine months ended September 30, 2006 and an increase of $3.2 million for the nine months ended September 30, 2007.

Interest Expense

The following table summarizes our interest expense for the nine months ended September 30, 2006 and 2007 (dollars in millions):

	Nine Months Ended September 30,		Increase
	2006	2007	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$70.1	$61.7	$(8.4)
Province 7 1/2% senior subordinated notes	0.3	0.3	—
3 1/4% convertible senior subordinated debentures	5.5	5.5	—
3 1/2% convertible senior subordinated notes	—	6.9	6.9
Other	0.7	0.4	(0.3)

	76.6	74.8	(1.8)
Amortization of deferred loan costs	3.9	4.9	1.0
Less:
Discontinued operations interest expense allocation	(3.1)	(2.5)	0.6
Interest income	(1.5)	(1.9)	(0.4)
Capitalized interest	(0.8)	(1.6)	(0.8)

	$75.1	$73.7	$(1.4)

The decrease in interest expense during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily a result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 compared to the Credit Agreement. In May 2007, we issued a total of $575.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Credit Agreement. Our weighted-average monthly interest-bearing debt balance increased from $1,595.4 million during the nine months ended September 30, 2006 to $1,598.7 million during the same period in 2007. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the nine months ended September 30, 2006 and 2007 (dollars in millions):

	Nine Months
	Ended
	September 30,		Increase
	2006	2007	(Decrease)

Provision for income taxes	$71.6	$67.0	$(4.6)
Effective income tax rate	40.2%	41.4%	120 bps

The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in income from continuing operations and a decrease in the estimate for income from continuing operations for the year ended December 31, 2007 resulted in a higher effective tax rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, fund capital expenditures and fund certain small to mid-size acquisitions.

The following table presents our summarized cash flow information for the three and nine months ended September 30, 2006 and 2007 and reconciles the non-GAAP metric of free operating cash flow to the net change in cash and cash equivalents, as stated in our accompanying condensed consolidated statements of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net cash flows provided by continuing operating activities	$61.2	$23.3	$175.5	$158.6
Less: Purchase of property and equipment	(39.5)	(38.5)	(134.5)	(111.1)

Free operating cash flow (deficit)	21.7	(15.2)	41.0	47.5
Acquisitions	(20.4)	—	(281.0)	—
Proceeds from sale of hospitals	1.0	34.7	28.6	107.5
Payment of debt issue costs	(0.6)	(0.9)	(1.0)	(14.2)
Proceeds from borrowings	—	—	260.0	615.0
Payments on borrowings	—	(8.4)	(20.0)	(765.9)
Proceeds from exercise of stock options	—	0.4	0.3	12.5
Proceeds received for completion of new hospital	—	14.7	—	14.7
Other	1.0	0.4	1.5	2.2
Cash flows from operations (used in) provided by discontinued operations	(11.8)	9.4	(12.6)	17.0

Net change in cash and cash equivalents	$(9.1)	$35.1	$16.8	$36.3

Our computation of the non-GAAP metric of free operating cash flow (deficit) consists of net cash flows provided by continuing operations less cash flows used for purchases of property and equipment. Our cash flows from operations were impacted negatively for the three and nine months ended September 30, 2007 by timing related to interest payments under our Credit Agreement and income tax payments. Cash paid for interest for the three and nine months ended September 30, 2007 was $41.9 million and $72.1 million, respectively, compared to cash paid for interest for the three and nine months ended September 30, 2006 of $19.0 million and $64.0 million, respectively. Additionally, cash paid for income taxes for the three and nine months ended September 30, 2007 was $39.8 million and $80.3 million, respectively, compared to cash paid for income taxes for the three and nine months ended September 30, 2006 of $7.1 million and $63.3 million, respectively.

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

Working Capital

Net working capital is summarized as follows (dollars in millions):

	December 31,	September 30,
	2006	2007

Total current assets	$648.4	$616.0
Total current liabilities	304.3	260.4

Net working capital	$344.1	$355.6

Current ratio	2.13	2.37

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2006 and 2007 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007

Capital projects	$22.8	$28.0	$79.1	$79.6
Routine	12.0	9.2	39.1	27.3
Information systems	4.7	1.3	16.3	4.2

	$39.5	$38.5	$134.5	$111.1

Depreciation expense	$29.2	$31.9	$75.1	$97.4

Ratio of capital expenditures to depreciation expense	135.3%	120.7%	179.1%	114.4%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of	September 30,
	2006	Borrowings	Borrowings	2007

Senior Credit Facility:
Term B Loans	$1,321.9	$—	$(615.9)	$706.0
Revolving Loans	110.0	40.0	(150.0)	—
Province’s 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province’s 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/2% Convertible Senior Subordinated Notes	—	575.0	—	575.0
3 1/4% Convertible Senior Subordinated Debentures	225.0	—	—	225.0
Other, including capital leases	5.8	—	(0.5)	5.3

	$1,668.9	$615.0	$(766.4)	$1,517.5

We use leverage, or our debt-to-total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	September 30,	Increase
	2006	2007	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,668.4	1,517.0	(151.4)

Total debt	1,668.9	1,517.5	(151.4)
Total stockholders’ equity	1,450.0	1,554.4	104.4

Total capitalization	$3,118.9	$3,071.9	$(47.0)

Total debt-to-total capitalization	53.5%	49.4%	(410	) bps

Percentage of:
Fixed rate debt	14.2%	53.5%
Variable rate debt(*)	85.8	46.5

	100.0%	100.0%

Percentage of:
Senior debt	86.1%	46.9%
Subordinated debt	13.9	53.1

	100.0%	100.0%

(*)	Effective November 30, 2006, we entered into an interest swap agreement to mitigate our floating rate risk on a portion of our outstanding variable rate borrowings, which has the effect of converting a portion of our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap has the effect of decreasing our variable rate debt as a percentage of our outstanding debt from 85.8% to 31.9% as of December 31, 2006 and from 46.5% to nil as of September 30, 2007. Please refer to the “Capital Resources – Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

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

Borrowings and Payments

During the nine months ended September 30, 2007, we repaid a portion of our outstanding Term B Loans and all of our outstanding Revolving Loans, primarily with the proceeds from the issuance of $575.0 million in 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and from the proceeds from the sales of St. Joseph’s and Coastal, as discussed in Note 3 to our condensed consolidated financial statements included elsewhere in this report. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate $706.0 million.

Letters of Credit and Availability

As of September 30, 2007, we had $32.0 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $450.0 million as of September 30, 2007, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of September 30, 2007, all of which is available under the additional tranches.

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

As of September 30, 2007, the applicable annual interest rates under the Term B Loans and Revolving Loans were 7.165% and 7.29%, respectively, which were based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 5.540% at September 30, 2007. The weighted-average applicable annual interest rate for the three and nine month period ended September 30, 2007 under the Term B Loans was 7.07% and 7.06%, respectively.

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

The financial covenant requirements and ratios are as follows:

		Level at
		September 30,
	Requirement	2007

Minimum Interest Coverage Ratio	≥3.50:1.00	4.70
Maximum Total Leverage Coverage Ratio	≤4.50:1.00	3.14

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

The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures is below a specified threshold; (3) if the 3 1/4% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible, and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.

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

The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from Citibank. We have designated the interest rate swap as a cash flow hedge instrument, which is recorded in our accompanying balance sheet at its fair value. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at June 30, 2007 and September 30, 2007, and determined the hedge to be partially ineffective in accordance with SFAS No. 133. As of June 30, 2007 and September 30, 2007, the outstanding balance due under the Credit Agreement was $714.4 million and $706.0 million, respectively. Because the notional amount of the interest rate swap in effect as of June 30, 2007 and September 30, 2007 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of a nominal amount and approximately $0.3 million related to the ineffective portion of our cash flow hedge during the three and nine months ended September 30, 2007, respectively.

The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at September 30, 2007 reflected a liability of approximately $18.3 million and is included in professional and general liability claims and other liabilities in our accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of September 30, 2007 because of a decrease in market interest rates since inception.

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

The following chart summarizes changes in our credit ratings history and the outlooks assigned since our inception in 1999:

	Moody’s			S&P			Fitch Ratings
Senior
	Unsecured	Senior Implied		Issuer			Issuer
Date	Issuer Rating	Issuer Rating	Outlook	Rating		Outlook	Rating		Outlook

April 1999	—	—	—	B+		Stable	—		—
October 1999	—	B1	Stable	B+		Stable	—		—
February 2001	—	B1	Positive	B+		Stable	—		—
May 2001	—	Ba3	Stable	B+		Stable	—		—
June 2001	B2	Ba3	Stable	BB	(−)	Stable	—		—
June 2002	B2	Ba3	Stable	BB	(−)	Stable	—		—
December 2003	B2	Ba3	Stable	BB		Stable	—		—
August 2004	B2	Ba3	Negative	BB		Negative	—		—
March 2005	B2	Ba3	Stable	BB		Stable	—		—
July 2005	B2	Ba3	Stable	BB		Negative	—		—
May 2006	B2	Ba3	Stable	BB		Negative	BB(−	)	Stable
January 2007	B2	Ba3	Stable	BB	(−)	Stable	BB(−	)	Stable
May 2007	B2	Ba2	Stable	BB	(−)	Stable	BB(−	)	Stable

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period October 1, 2007 to December 31, 2007, to be in a range of $40.0 million to $60.0 million. We have large capital projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2007, we had projects under construction with an estimated cost to complete and equip of approximately $79.7 million. See Note 12 to the accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our borrowing arrangements.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the nine months ended September 30, 2007, there were no material changes in our contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2006. However, as of September 30, 2007, we had a $56.0 million long-term income tax liability as a result of our adoption of FIN 48 effective January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid in satisfaction of this liability as well as the timing of such payments, this liability will not be reflected in the contractual obligations table in our next Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $32.0 million as of September 30, 2007, all of which relate to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 7 of our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 12 of our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Americans with Disabilities Act claim;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Development agreement with the City of Ennis; and

•	Acquisitions.

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

There are a number of factors, many beyond our control, that could cause results to differ significantly from our expectations. Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 contains a summary of these factors. Any factor described in our Annual Report on Form 10-K for the year ended December 31, 2006 could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our Annual Report on Form 10-K for the year ended December 31, 2006 that could also cause results to differ from our expectations.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	effective efforts by government and commercial third-party payors to reduce healthcare spending, including changes in the manner in which payments are made to hospitals or insured persons;

•	an increase in “high deductible” health insurance plans, and increased co-pays and deductibles;

•	continuing increases in “bad debt” or the cost of providing care to uninsured or under-insured persons who are not able to pay all or any part of such costs;

•	the rising number of uninsured or under-insured individuals in the United States;

•	a reduction in funding for state Medicaid programs, the implementation of cost limits placed on hospitals by Federal legislation, and a reduction of Medicaid payments resulting from a successful challenge to one or more state Medicaid programs;

•	amounts collected from uninsured accounts receivable and the adequacy of our reserves for bad debt;

•	lower rates of hospital admissions and adjusted admissions;

•	periodic changes or reductions in Medicare and Medicaid reimbursement payments including the implementation of MS-DRGs and proposed changes to the Medicare outpatient prospective payment system;

•	the increasing relationship of clinical quality to reimbursement rates;

•	rising operating costs including the increasing cost of hospital supplies and medical technology;

•	the availability, cost and terms of contractual labor and healthcare service providers including nurses and certain physicians such as anesthesiologists, radiologists and emergency room physicians;

•	the ability to recruit and retain independent and employed physicians, other healthcare service providers and effective management personnel;

•	adverse changes in or requirements of state and federal laws, regulations, policies and procedures applicable to the Company;

•	increased scrutiny from accreditation agencies such as The Joint Commission;

•	whether capital expenditures and other aspects of our business plan intended, at least in part, to allow our hospitals to provide a larger portion of the healthcare services sought by residents in our markets will be effective;

•	whether we are able to successfully execute strategies to significantly grow patient volumes and revenues;

•	changes in the Company’s operating or expansion strategies and, if made, our ability to successfully execute such changed strategies;

•	the highly competitive nature of the healthcare business, including competition from outpatient facilities, physicians on the medical staffs of our hospitals, physician offices and facilities in larger towns and cities;

•	the ability to make acquisitions or divestitures, and to enter into joint ventures, on favorable terms and conditions, and to successfully integrate and operate acquired facilities;

•	the increasing pressure to allow physicians to own a portion of our hospitals, and our ability to effectively manage hospitals with physician partners;

•	the geographic concentration of LifePoint’s operations and changes in general economic conditions in the Company’s markets;

•	the ability to successfully operate and integrate newly-acquired and de novo facilities;

•	the availability and terms of capital and liquidity to fund LifePoint’s business strategies;

•	the Company’s substantial indebtedness and changes in interest rates, our credit ratings, the amount or terms of our indebtedness and our liquidity;

•	changes in, or interpretations of, generally accepted accounting principles or practices;

•	volatility in the market value of LifePoint’s common stock;

•	the ability to successfully manage risks, including those that could result in losses to us because we are significantly self-insured;

•	the availability, cost and terms of insurance coverage;

•	malpractice litigation and costs, and the risks associated with credentialing decisions and governmental investigations;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	our reliance on information technology systems maintained by HCA -IT and the cost and other difficulties associated with converting facilities from one information system to another;

•	the ability to successfully negotiate and implement our future agreements for information technology and systems;

•	the costs of complying with the Americans with Disabilities Act and related litigation; and

•	those other risks and uncertainties described from time to time in LifePoint’s filings with the Securities and Exchange Commission

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

As of September 30, 2007, we had outstanding debt of $1,517.5 million, 46.5% or $706.0 million of which was subject to variable rates of interest. As of September 30, 2007, the fair value of our outstanding variable rate debt approximates its carrying value, and the fair value of our $575.0 million 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 and $225.0 million 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 was approximately $510.3 million and $192.4 million, respectively, based on the quoted market prices at September 30, 2007.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $7.1 million as of September 30, 2007. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate our exposure to such change. We have an interest rate swap agreement in place to mitigate our floating interest rate risk on a portion of our outstanding variable rate borrowings with a decreasing notional amount starting at $900.0 million. Please refer to Note 11 of our accompanying condensed consolidated financial statements included elsewhere in this report for more information regarding the interest rate swap.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Americans with Disabilities Act Claim.  On January 12, 2001, a class action lawsuit was filed in the District Court against each of our existing hospitals alleging non-compliance with the accessibility guidelines of the ADA. On April 20, 2007, and again on May 2, 2007 the plaintiff amended the lawsuit to add hospitals we subsequently acquired, including the former Province facilities, WCCH, DRMC, Clinch Valley and Raleigh and to dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. We may be required to make significant capital expenditures at one or more of our facilities in order to comply with the ADA, and our business, financial condition or results of operations could be adversely affected as a result.

In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. Noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government or the payment of damages. As of October 11, 2007, the plaintiffs have conducted inspections at 32 of our hospitals (including the now divested Smith County and closed Guyan Valley Hospital). As of September 30, 2007, the District Court has approved settlement agreements between the parties relating to 13 of our facilities. On June 21, 2007, the case was reassigned to a new judge. On July 16, 2007, the parties filed a Notice of Partial Settlement and Request for Fairness Hearing for five facilities. On July 19, 2007, the District Court held a status conference to review the procedural and substantive status of the case. We are now moving forward in implementing facility modifications in accordance with the terms of the settlements. We have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with the ten other facilities that have court approved settlement agreements will range from $5.1 million to $7.0 million.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

On June 1, 2006, we entered into an interest rate swap agreement with Citibank as counterparty, which, as of September 30, 2007, carried a notional amount of $900.0 million. As of September 30, 2007, the outstanding balance due under our Credit Agreement was $706.0 million, which was less than the notional amount of our interest rate swap. Therefore, we had no variable rate debt exposure as of September 30, 2007. As a result, the risk of variable rate debt reported in our 2006 Annual Report on Form 10-K under the caption “We are exposed to interest rate changes” no longer represents a risk to us.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.3	Form of 3 1/2% Convertible Senior Subordinated Notes due 2014 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251)
4.4	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.5	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
4.6	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.7	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.8	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320)
4.9	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646)
4.10	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818)
4.11	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)

Exhibit
Number	Description

4.12	Indenture, dated May 29, 2007, between LifePoint Hospitals, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	Addendum, dated September 28, 2007, to the Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies.
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 25, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
3.2	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251)
4.1	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929)
4.2	Form of 3 1/4% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.3	Form of 3 1/2% Convertible Senior Subordinated Notes due 2014 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.4	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)
4.5	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093)
4.6	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.7	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320)
4.8	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 5, 2005, File No. 001-31320)
4.9	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646)
4.10	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818)
4.11	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251)

Exhibit
Number	Description

4.12	Indenture, dated May 29, 2007, between LifePoint Hospitals, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	Addendum, dated September 28, 2007, to the Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies.
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.