Form 10-K
period 2007-12-31
LIFEPOINT HOSPITALS, INC.
filed 2008-02-22
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
     The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2007, was approximately $1.7 billion.
     As of February 11, 2008, the number of outstanding shares of the registrant’s Common Stock was 56,759,223.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for our 2008 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
Overview of Our Company
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2007, our subsidiaries owned or leased 49 hospitals, having a total of 5,687 licensed beds, and serving rural communities in 18 states. One of these hospitals was held for disposal (and classified as discontinued operations in our consolidated financial statements), and nine were owned by third parties and leased by our subsidiaries. We generated $1,809.1 million, $2,397.2 million and $2,630.1 million in revenues from continuing operations during 2005, 2006 and 2007, respectively.
     We seek to fulfill our mission of making communities healthier by striving to (1) improve the quality and types of healthcare services available in our communities; (2) provide physicians with a positive environment in which to practice medicine, with access to necessary equipment, office space and resources; (3) develop and provide a positive work environment for employees; (4) expand each hospital’s role as a community asset; and (5) improve each hospital’s financial performance.
Operations
     Our hospitals are operated through five divisions. These divisions are not based strictly on the geographic location of the hospitals. Rather, the balance of hospitals within each division is determined based on (1) the relative size and operational complexity of the hospitals operated by our subsidiaries; (2) the geographic location of such hospitals; (3) the individual strengths of our divisional leadership teams (which consist of a division president and a division chief financial officer); and (4) subjective factors considered by the Chief Operating Officer of the Company. Through the end of 2007, each of these divisions, together with other operating groups within the Company, reported directly to our Chief Operating Officer.
     In early 2008, several changes to our operating structure were announced. Our five divisions now report directly to our Group President, Operations Management. The Group President position is new to the Company. Two other Group Presidents were named at the same time as the Group President, Operations Management. These were the Group President, Operations Support and the Group President, Organic Growth. Each of the Group Presidents report directly to our Chief Operating Officer. Our Chief Medical Officer is the fourth and last direct report of our Chief Operating Officer. These changes made in early 2008 were intended to better align management oversight with the operational goals of the Company and to reduce the number of direct reports of the Chief Operating Officer.
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

     The range of services that can be offered at any of our hospitals depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Each of our hospitals has a local board of trustees. These boards generally include members of the hospital’s medical staff as well as community leaders. These boards establish policies concerning medical, professional and ethical practices, monitors these practices, and is responsible for reviewing these practices in order to determine that they conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.
     Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans. Although we own some physician practices and, where permitted by law, employ some physicians, the vast majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs.
     In our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties, the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance, and the challenges that can be associated with practicing medicine in small groups or independently. In order for our hospitals to be successful, they must recruit or attract, and retain, a sufficient number of active, engaged and successful physicians.
     Although we believe we will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.
     We typically experience higher patient volumes and revenues in the first and fourth quarters of each year. We generally experience these seasonal volume and revenue peaks because more people become ill during the winter months, resulting in an increased number of patients that we treat during those months. During 2007, we did not experience higher patient volumes in the fourth quarter. In fact, our volumes fell significantly for the fourth quarter of 2007. Much of this decrease in volumes was due to the absence of flu and flu-related illnesses in the communities in which our hospitals are located.
     With the exception of Bluegrass Community Hospital, which is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital and for which we have not sought accreditation, each of our facilities that is eligible for accreditation is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Our one critical access hospital that is not accredited also participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.
     We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of making communities healthier. The operating strategies of our hospitals, however, are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to strive to: (1) expand the breadth of services offered at our hospitals – by adding equipment and seeking to attract specialty physicians – in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the rural communities where our hospitals are located; (3) reduce or control the cost of supplies, improve employee productivity by adjusting staffing levels to patient volumes, and reduce or control the cost of contract labor and fees paid to physicians or physician groups for call coverage; (4) recruit, retain and develop hospital executives interested in working and living in the rural communities where our hospitals are located; and (5) negotiate favorable, facility-specific contracts with managed care and other private-pay payors. In appropriate circumstances, we may also selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.
     In connection with our efforts to control purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 4.5% equity interest in this group purchasing organization at December 31, 2007.
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
Sources of Revenue
     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients (“self-pay”). The approximate percentages of total revenues from continuing operations from these sources during the years specified below were as follows:

	2005	2006	2007
Medicare	36.6%	34.8%	32.9%
Medicaid	9.3	10.1	9.5
HMOs, PPOs and other private insurers	38.8	38.6	41.7
Self-pay	12.2	12.7	12.5
Other	3.1	3.8	3.4

	100.0%	100.0%	100.0%

     Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the Medicaid program budgets have been either cut or funds diverted to other programs, which have resulted in limiting the enrollment of participants. This has resulted in higher bad debt expense at many of our hospitals during the past few years.
Medicare
     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program generally are often significantly less than the hospital’s customary charges for the services provided.
     With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 6, 2006, includes measures related to specialty hospitals, quality reporting and pay-for-performance, the inpatient rehabilitation 75% Rule and Medicaid cuts. The Medicare, Medicaid and SCHIP Extension Act of 2007 (the “Extension Act”) was signed into law on December 29, 2007, and affects physician payments and rehabilitation services. Additionally, CMS has continued to implement changes to various Medicare payment methodologies. The major hospital provisions of MMA, DRA and the Extension Act are discussed in the subsections below.

     Inpatient Acute Care Diagnosis Related Group Payments
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
     The following tables list our historical Medicare DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	DRG	Capital
	Payments	Payments
2005	$355.2	$32.1
2006	455.6	40.3
2007	469.0	41.6
     The DRG rates are adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. The DRG rates that became effective on October 1, 2005, October 1, 2006 and October 1, 2007 were increased by 3.7%, 3.4% and 3.3%, respectively. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.
     On August 1, 2007, CMS issued its hospital inpatient prospective payment system final rule for FFY 2008. Among other things, the final rule creates 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s current 538 DRGs. Under the final rule, the new MS-DRGs will be phased in over a two year period. In addition, the final rule also provides for a market basket increase of 3.3% in fiscal year 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduces Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No: 110-90, effectively decreasing these reductions for FFY 2008 and 2009 to 0.6% and 0.9%. CMS plans to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual claims data. CMS anticipates that the final rule will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill. Although difficult to predict, the implementation of the MS-DRG system and the other provisions of the final rule, including wage index changes, may result in our Medicare acute inpatient hospital reimbursement remaining unchanged in FFY 2008.
     Beginning in FFY 2007, DRA expanded quality reporting requirements to include additional measures and increased the reduction to the market basket to 2.0% from 0.4% for hospitals that do not report all the required data or withdraw from the program. Reductions to a non-participating hospital’s rate will apply only to the fiscal year involved. If the hospital subsequently joins the program, the prior reduction will not be taken into account in computing the update for that fiscal year. MMA and DRA restrict the application of these provisions to hospitals paid under the Inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the inpatient PPS. For FFY 2008, our hospitals reported all quality measures required by CMS.
     MMA also made a permanent 1.6% increase in the base DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. A majority of our hospitals have benefited from the MMA provisions adjusting the DRG payment rates. Several provisions will continue to affect the FFY 2008 standardized amounts including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the reduction of the labor share to 62% for hospitals with a wage index below the national average. In addition, effective October 1, 2005, CMS reduced the labor-related share of the wage index from 71.1% to 69.7% for hospitals in areas with a wage index greater than the national average.

     These changes are reflected in the following tables:
FFY 2008 Standard Rate for Hospitals with a Wage Index Greater than the National
Average
(69.7% Labor Share and 30.3% Nonlabor Share)

	Labor-Related	Nonlabor-Related
Full update (3.3%)	$3,478.45	$1,512.15
Reduced update (1.3%)	$3,411.10	$1,482.87
FFY 2008 Standard Rate for Hospitals with a Wage Index Less than or Equal to the
National Average
(62.0% Labor Share and 38.0% Percent Nonlabor Share)

	Labor-Related	Nonlabor-Related
Full update (3.3%)	$3,094.17	$1,896.43
Reduced update (1.3%)	$3,034.26	$1,859.71
Capital Standard
Federal Payment Rate
$426.14
     Outlier Payments
     In addition to DRG and capital payments, hospitals may qualify for payments for cases involving extraordinarily high costs when compared to average cases in the same DRG. To qualify as a cost outlier, a hospital’s cost for the case must exceed the payment rate for the DRG plus a specified amount called the fixed-loss threshold. The outlier payment is equal to 80% of the difference between the hospital’s cost for the stay and the threshold amount. The threshold is adjusted every year based on CMS’s projections of total outlier payments to make outlier reimbursement equal 5.1% of total payments. We anticipate outlier payments to increase slightly in 2008 as a result of a decrease in the outlier threshold from $24,485 to $22,185.
     Disproportionate Share Payments
     The Disproportionate Share Hospital (“DSH”) adjustment provides additional payments to hospitals that treat a high percentage of low-income patients. The adjustment is based on the hospital’s DSH patient percentage, which is the sum of the number of patient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days plus the days for patients who were eligible for Medicaid divided by the total number of hospital inpatient days. Hospitals whose DSH patient percentage exceeds 15% are eligible for a DSH payment adjustment. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals be based on the same conversion factor, regardless of geographic location. Most of our hospitals have benefited from these provisions. Medicare DSH payments received in the aggregate by our hospitals for 2005, 2006 and 2007, were approximately $47.5 million, $50.1 million and $55.1 million, respectively.
     Wage Index and Geographic Reclassification
     Under PPS, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for inpatient PPS and January 1, 2005 for outpatient PPS, CMS implemented a number of changes to the wage index calculation. These changes include adopting new standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas issued by the Office of Management and Budget. Hospitals that have been adversely affected by this new definition received a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further, CMS has applied an occupational mix adjustment factor to the wage index amounts. However, because of a court order issued on April 3, 2006, the final rates for FFY 2007 fully (i.e., at 100%) adjusted the wage indices for occupational mix.
     The Medicare Geographic Classification Review Board issues decisions concerning the geographic reclassification of hospitals as rural or urban for prospective payment purposes. Hospitals seeking reclassification, except for sole community hospitals and rural referral centers, must prove close proximity to the area in which they seek reclassification. In addition to close proximity, a hospital seeking reclassification for purposes of using another area’s wage index must prove that the hospital’s incurred wage costs are comparable to hospital wage costs in the other area.

     Inpatient Rehabilitation and the 75% Rule
     Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an Inpatient Rehabilitation Facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per discharge basis. A patient classification system is used to assign patients in IRFs into case-mix groups (“CMGs”). The IRF-PPS uses federal prospective payment rates across distinct CMGs.
     Prior to July 1, 2004, a rehabilitation hospital or unit was eligible for classification as an IRF if it could show that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75 percent required intensive rehabilitation services for the treatment of one or more of ten specific conditions. This became known as the “75 percent rule.”
     On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” (“IRF Rule”) that revised the medical condition criteria rehabilitation hospitals and units must meet. The IRF Rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commenced with cost reporting periods beginning on or after July 1, 2004. The three-year transition period was later delayed by one year. At the end of the three-year transition period, the 75% compliance threshold would be restored. However, the Extension Act permanently freezes the compliance threshold at 60% effective for cost reporting periods starting July 1, 2006, and allows co-morbid conditions to count toward this threshold.
     On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2008. The final rule increased the IRF payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for fiscal year 2008. The Extension Act, however, sets the market basket update factor at 0% from April 1, 2008 through FFY 2009.
     At December 31, 2007, 15 of our hospitals in continuing operations operated inpatient rehabilitation units. Under this program, our hospitals received an aggregate of approximately $27.5 million, $29.2 million and $27.0 million during 2005, 2006 and 2007, respectively.
     Inpatient Psychiatric
     As of December 31, 2007, we operated 13 inpatient psychiatric units. Effective for reporting periods after January 1, 2005, CMS replaced the cost-based system with a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate was effective for the 18-month period January 1, 2005 through June 30, 2006. In May 2007, CMS released its final IPF PPS regulation for July 1, 2007 through June 30, 2008, which states that IPF PPS rates increased an average of 3.1% effective July 1, 2007. Under this program, our hospitals received an aggregate of approximately $13.1 million, $16.9 million and $17.9 million for 2005, 2006 and 2007, respectively.
     Outpatient Payments
     The Balanced Budget Refinement Act of 1999 (“BBRA”) established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications (“APCs”), with associated specific relative weights, which are multiplied by an APC conversion factor. The APC conversion factors are $59.511, $61.468, and $63.694 for 2006, 2007, and 2008 respectively. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.
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

     On November 1, 2007, CMS issued its final hospital outpatient prospective payment system rule for calendar year 2008. Among other provisions, the rule includes a 3.3% market basket update and requires hospitals to begin reporting seven hospital outpatient quality measures. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures.
     The following table lists our historical Medicare outpatient payments for the years presented (in millions):

	Medicare	Medicare Hold Harmless Payments
	Outpatient Payments	(Included in Medicare Outpatient Payments)
2005	$141.5	$—
2006	176.1	—
2007	189.6	0.6
     Home Health Payments
     As of December 31, 2007, we operated twelve home health agencies. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, the Benefits Improvement and Protection Act of 2000 increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, were effectively decreased by 4.9%. The market basket rate increase for calendar year 2005 was 3.1%, which was reduced 0.8% as mandated by MMA, and resulted in a net increase of the 60-day episode of care rate of 2.3%. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004. DRA froze 2006 Medicare payments but reinstated the 5% rural payment add-on for 2006 only. The home health market basket rate increase for FFY 2007 was 3.3%, and the market basket rate increase for FFY 2008 is 3.0%. On August 22, 2007, CMS issued the final Home Health Prospective Payment System rule for 2008, which included two new quality measures that will be added to the 10 measures that home health agencies are already required to submit. Home health agencies that do not submit quality data receive a 2% decrease in the market basket update. The final rule also created a 2.75% annual reduction in the national standardized 60-day episode payment rate through 2010 and a 2.71% reduction for 2011.
     Medicare Bad Debt Reimbursement
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
     The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $13.3 million, $16.8 million and $16.2 million for 2005, 2006 and 2007, respectively.
     Recovery Audit Contractors
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RACs in place in all 50 states by 2010.
     RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
     RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that the RACs will look very closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.

Medicaid
     Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Amounts received under the Medicaid program are often significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a PPS, fee schedule, cost reimbursement programs, or some combination of these three methods.
     Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 9.3%, 10.1% and 9.5% of total revenues at our hospitals for 2005, 2006 and 2007, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For 2005, 2006 and 2007, our revenue attributable to disproportionate share payments and other supplemental payments was approximately $15.2 million $17.3 million and $19.9 million, respectively.
     The increase in revenue from disproportionate share payments and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs. However, there are proposed changes to the Medicaid system that could materially reduce the amount of Medicaid payments we receive in the future.
     Many states in which we operate are facing budgetary challenges that also pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue and, perhaps, to intensify. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.
     On May 25, 2007, CMS issued a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4 billion over five years. On the same date, President Bush signed into law HR 2206, placing a moratorium on this rule for one year. However, if this moratorium expires in May 2008 (as it is scheduled to do), this final rule could significantly impact state Medicaid programs and our revenue from such programs.
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

Self-Pay
     Self-pay revenues are derived from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity/indigent care. A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. Over the past few years, we have seen an increase in the amount of self-pay revenues at our hospitals, which are the least collectible of all accounts.
     We provide care to certain patients that qualify under the local charity/indigent care policy at each of our hospitals. We discount a charity/indigent care patient’s charges against our revenues and do not report such discounts in our provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.
     The following table lists our self-pay revenues and charity/indigent care write-offs from continuing operations for the years presented (in millions):

	Self-Pay	Charity/Indigent Care	Combined
	Revenues	Write-Offs	Total
2005	$220.8	$23.8	$244.6
2006	303.7	42.0	345.7
2007	329.2	51.5	380.7
Competition for Patients
     Our hospitals and other healthcare businesses operate in competitive environments. Competition among healthcare providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:
•	the scope, breadth and quality of services a hospital offers to its patients and physicians;

•	the number, quality and specialties of the physicians who admit and refer patients to the hospital;

•	nurses and other health care professionals employed by the hospital or on the hospital’s staff;

•	the hospital’s reputation;

•	its managed care contracting relationships;

•	its location and the location and number of competitive facilities and other health care alternatives;

•	the physical condition of its buildings and improvements;
•	the quality, age and state-of-the-art of its medical equipment;

•	its parking or proximity to public transportation;

•	the length of time it has been a part of the community;

•	whether it has payor agreements with the entities that insure the individual in need of care;

•	the relative convenience of the manner in which care is provided (for example, whether services are available on an outpatient basis and whether services can be obtained quickly);

•	the choices made by the physicians on the medical staffs of our hospitals; and

•	the charges for its services.

     Accordingly, each hospital develops its own strategies to address these competitive factors locally. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so.
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
     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the 18 states where we operate hospitals, eight have certificate of need laws (Alabama, Florida, Kentucky, Mississippi, Nevada, Tennessee, Virginia and West Virginia). The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states and these laws operate as a barrier to entry for new competitors while potentially restricting our ability to further expand in these markets. In the other states in which we operate that do not have certificate of need laws, this barrier to entry does not exist and we have experienced increased competition in these states.
Competition for Professionals
     Our hospitals must also compete for professional talent. A significant factor in our future success will be the ability of our hospitals to attract and retain physicians as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. We seek to attract physicians by striving to equip our hospitals with technologically advanced equipment and quality physical plant, properly maintaining the equipment and physical plant, and otherwise creating an environment within which physicians prefer to practice. Each hospital has a local governing board, consisting primarily of community members and physicians, that develops short-term and long-term plans for the hospital to foster a desirable medical environment for physicians. Each local governing board also reviews and approves, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, our hospitals will be better positioned to attract and retain qualified physicians with a variety of specialties.
     We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of assistance we can provide to recruited physicians are limited by the federal Stark physician self-referral law, federal and state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond costs actually incurred by them in the recruitment. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.
     We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel and recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.

Employees
     At December 31, 2007, we had approximately 21,000 employees, including approximately 5,300 part-time employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals are the majority of our employees. Approximately 200 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.
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
     Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2007, all of our hospitals, except for Bluegrass Community Hospital, were accredited by The Joint Commission. The Joint Commission accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid.
     Utilization Review.  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services (“DHHS”) that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.
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
     We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own shares of our common stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We seek to structure each of our arrangements with physicians to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We intend for all of our business arrangements to be in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.
     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship. These types of referrals are commonly known as “self referrals.” A violation of the Stark law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, exclusion from participation in the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. CMS issued proposed and final rules in 2007 modifying Stark law exceptions, including addressing equipment lease terms and “under arrangements” services agreements. While some changes have been implemented, other proposals remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future that will require us to continue to modify our activities.
     In addition to issuing new regulations, or applying new interpretations to existing rules or regulations, CMS also seems to be significantly intensifying its scrutiny of the conduct of hospitals. In a series of notices in 2007, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report (“DFRR”) to CMS. If issued, the DFRR is expected to require detailed information concerning each selected hospital’s ownership, investment, and compensation arrangements with physicians, including copies of contracts and an indication as to whether such contracts comply with the strict requirements of the Stark law. CMS has indicated it will distribute the DFRR to selected hospitals once the DFRR is approved by the Office of Management and Budget. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond. Another example of intensifying scrutiny is the use by CMS of RACs, who are paid on a contingency basis, to detect Medicare overpayments not identified through existing claims review mechanisms.
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
     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes went into effect January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes MedPAC to study the effects of home health and rural hospital reimbursement in current and anticipated reimbursement methodologies. Medicare payment methodologies have been, and can be expected to continue to be, subject to significant revisions based on cost containment and policy considerations. For example, the recent adoption of severity-adjusted diagnosis groups known as MS-DRGs is intended to result in higher payments to hospitals treating more severe patients, and lower payments to hospitals treating less severe patients.
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
     Certificates of Need.  The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in eight states that have adopted certificate of need laws — Alabama, Florida, Kentucky, Mississippi, Nevada, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.
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
     HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. DHHS published on January 23, 2004, the final rule establishing the standard for the unique health identifier for healthcare providers. Our facilities have obtained and fully implemented the use of the National Provider Identifiers required for standard transactions instead of other numerical identifiers. We have not experienced any significant payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers.
     HIPAA regulations also require our facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic protected health information (“ePHI”). The security standards were designed to protect ePHI against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the ePHI against unauthorized use or disclosure. We believe that the business procedures advisable for compliance with the security standards include comprehensive security risk assessments and the documentation and implementation of mitigating controls, processes and remediation for systems, devices and applications that have been identified as having the highest levels of vulnerability. This is an ongoing process as we continuously update, upgrade and implement new systems and technologies.
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
     State Hospital Rate-Setting Activity.  We currently operate two hospitals in West Virginia. The West Virginia Health Care Authority requires that requests for increases in hospital charges be submitted annually. Requests for rate increases are reviewed by the West Virginia Health Care Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected. As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited and the operating margins for our hospitals located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws in the future.
     Medical Malpractice Tort Law Reform.  Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. Recently, many states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.
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

Regulatory Compliance Program
     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance including billing, reimbursement and cost reporting practices.
     This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee, certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our hospitals, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices.
Risk Management and Insurance
     We retain a substantial portion of our professional and general liability risks through a self-insured retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. Our SIR for professional and general liability risks is $25.0 million per claim in all states except Florida. Our SIR in Florida is currently $10.0 million per claim because of the high volatility of risk in this state. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.
     Our workers’ compensation program has a $2.0 million deductible for each loss in all states except for West Virginia and Wyoming. Workers’ compensation in West Virginia and Wyoming operates under a program mandated and administrated by each state.
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
     In March 2006, we were approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which operates as our wholly-owned subsidiary, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians.

Item 1A. Risk Factors.
Factors That May Affect Future Results
     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:
•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including acquisitions, divestitures, business strategies and initiatives;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance and condition;

•	future liquidity and capital resources;

•	repurchases of our common stock;

•	future cash flows;

•	existing and future debt and equity structure;

•	compliance with debt covenants;

•	our strategic goals;

•	our business strategy and operating philosophy;

•	competition with other hospital companies and healthcare service providers;

•	our compliance with federal, state and local regulations;

•	our equity-based compensation metrics and arrangements;

•	executive compensation metrics and arrangements;

•	our hedging arrangements;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	future acquisitions, dispositions and joint ventures;

•	tax-related liabilities;

•	industry and general economic trends;

•	the effect of union organizing activity;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	the impact of recovery audit contractors;

•	governmental budgetary challenges at the federal level and in the states where we operate;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	our contractual obligations;

•	the completion of projects under construction;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards; and

•	physician recruiting and retention.
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
Risk Factors
     If we do not effectively attract, recruit and retain qualified physicians, nurses, medical technicians and other healthcare professionals, our ability to deliver healthcare services efficiently will be adversely affected.
     As a general matter, only physicians on our medical staffs may direct hospital admissions and the services ordered once a patient is admitted to a hospital. As a result, our success depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals — most of whom have no long-term contractual relationship with us, having an appropriate number of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located.
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
     Further, our ability to recruit physicians is closely regulated. For example, the types, amount, and duration of assistance we can provide to recruited physicians are limited by the federal Stark physician self-referral law, federal and state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond costs actually incurred by them in the recruitment. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.
     We also compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.
     The loss of certain physicians can have a disproportionate impact on certain of our hospitals.
     Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians could cause a material reduction in our revenues, which could take significant time to replace given the challenges we face in recruiting and retaining physicians. We may not be able to recruit all of the physicians we have targeted. In addition, we may incur increased malpractice expense if the quality of such physicians does not meet our expectations.
     We believe physician attrition is one of the reasons for our recent volume declines. If we are unable to reverse this trend and build stronger relationships with the physicians who practice at our hospitals, we expect these volume declines to continue.
     We may continue to see the growth of uninsured and “patient due” accounts; deterioration in the collectability of these accounts could adversely affect our results of operations and cash flows.
     The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments. These trends could be exacerbated if general economic conditions are unfavorable.
     The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, cash flows and results of operations.

     Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.
     In 2007, we derived 42.4% of our revenues from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities. For example, on February 4, 2008, President Bush proposed almost $200 billion in reimbursement cuts to Medicare and Medicaid over five years beginning in FFY 2009. While we do not believe that this budget proposal will pass as it is proposed, it seems to be a clear indication that additional, significant reductions may be made to the funds available under the Medicare and Medicaid programs.
     We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
     During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, these payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services.
     All of our hospitals are certified as providers of Medicaid services. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures or to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.
     For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $29.8 million during 2007 under the New Mexico Sole Community Provider Program (the “SCPP”). While the funds made available to MMC (and other New Mexico hospitals that participate in the SCPP) are not tied directly to the cost of actual services provided, MMC is required to provide an annual report of its costs to Dona Ana County (the county primarily served by MMC). Once desired funding levels were established by Dona Ana County for 2007, the county submitted funds to the New Mexico Human Services Department (the “NMHSD”), which in turn were combined with funds sent by other New Mexico counties and then used the NMHSD to request matching funds from the federal government. Once the federal matching dollars were made available to the state, the resulting sole community provider payment was made under the SCPP directly to MMC (and other hospitals participating in the SCPP) by the NMHSD. The payments made by the NMHSD to hospitals pursuant to the SCPP are based on formulas established with respect to each participating hospital. The SCPP was created in 1993 and has resulted in significant payments to MMC in prior years. Like many other states, there is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels due to budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconstituted. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.
     In February 2008, the New Mexico legislature passed a bill that would alter the mechanism through which funds are made available under the SCPP. In general, this legislation would result in the direct payment of certain county gross receipt taxes from the New Mexico Taxation and Revenue Department to the NMHSD for the support of the SCPP. It is not possible for us to predict whether this legislation will become law or, if the legislation does become law, what impact if any it might have on payments made to MMC. This is an example, however, of actions being taken by various states to alter their respective Medicaid programs in response to budget and other pressures. This and other state legislative actions seem to have been taken in part as a result of the expected impact of the CMS rule issued in May 2007 and entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4 billion over five years. The moratorium on this rule is set to expire in May 2008.
     Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our hospitals. These factors increase the level of competition we face and may therefore adversely affect our revenues, profitability and market share.
     Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which would otherwise be provided in our hospitals. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our hospitals, may have more advanced equipment or a medical staff that is thought to be better qualified. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.
     In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. In 2007, CMS increased the number of quality measures to 24, with additional quality measures expected in 2008. If these measures become a primary factor in where patients chose to receive care, and if competing hospitals have better results than our hospitals on the measures, we would expect that our patient volumes would decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.
     We also face very significant and increasing competition from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest). Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.
     We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.
     All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection, among other matters.
     The hospital industry has seen a number of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources.
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
     In a series of notices in 2007, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report to CMS. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond. CMS intends to use this data to monitor compliance with the Stark law, and CMS has indicated that it may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against us. Once a hospital receives this request, the hospital will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. Any such investigation or enforcement action could materially adversely affect the results of our operations. These activities reflect the general trend of increasing governmental scrutiny of the financial relationships between hospitals and referring physicians under the fraud and abuse laws.
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
     Our revenues are particularly sensitive to regulatory and economic changes in Kentucky, Virginia, Louisiana, West Virginia, New Mexico, Tennessee, Alabama, Arizona and Texas. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount			% of Total Revenues
	2005	2006	2007	2005	2006	2007
Kentucky	$387.0	$404.0	$435.4	21.4%	16.9%	16.6%
Virginia	189.5	341.9	369.7	10.5	14.3	14.1
Louisiana	171.1	211.3	229.8	9.5	8.8	8.7
West Virginia	78.3	153.7	229.7	4.3	6.4	8.7
New Mexico	136.7	210.9	225.0	7.6	8.8	8.6
Tennessee	191.7	199.6	209.8	10.6	8.3	8.0
Alabama	162.5	186.5	191.0	9.0	7.8	7.3
Arizona	65.6	133.0	167.1	3.6	5.5	6.4
Texas	95.8	136.3	135.3	5.3	5.7	5.1
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
     As of December 31, 2007, our consolidated debt was approximately $1,517.4 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. Our credit facility contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $650.0 million under the term A and the term B loan components and up to $418.7 million under the revolving loan component, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our hospital assets and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.
     Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:
•	Under our credit facility, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants and our credit ratings may be adversely impacted.

•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.

•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.

•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.
     If our access to licensed information systems is interrupted or restricted, or if we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations will suffer.
     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc., (“HCA-IT”), for information systems. HCA-IT provides us with financial, clinical, patient accounting and network information services. We do not control HCA-IT’s systems, and if these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. Our contract with HCA-IT expires December 31, 2009 and we are currently in negotiations to extend the term of that agreement.
     HCA’s primary business is to own and operate hospitals, not to provide information systems. In addition, HCA was taken private in a leveraged buyout in November 2006. The additional debt incurred by HCA in this transaction could impact its ability to provide information systems and related support to us.
     System conversions are costly, time consuming and disruptive for physicians and employees. Should we decide or be required to convert away from systems provided by HCA-IT, such implementation would be very costly and could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
     An element of our long-term business strategy is growth through the acquisition of additional acute care hospitals. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by the hospitals we acquire. If we experience difficulties with the integration of the information systems of acquired hospitals, we could suffer, among other things, operational disruptions and increases in administrative expenses.
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
     We self-insure a substantial portion of our professional and general liability risks. For professional and general liability matters, we self-insure the first $25.0 million per claim in all states except Florida. In Florida, we self-insure the first $10.0 million per claim. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention amount. As a result, one or more successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity.
     In addition, in March 2006, we were approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which operates as our wholly-owned subsidiary, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians.
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
     Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes, the intensity and timing of yearly flu outbreaks and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the United States. Whether we have an appropriate number and type of physicians practicing at our hospitals is also a key driver of hospital volumes. Any of these factors could have a material adverse effect on our revenues and volume trends, and none of these factors will be within the control of our management.

     If our fair value declines, a material non-cash charge to earnings from impairment of our goodwill could result.
     At December 31, 2007, we had approximately $1,512.0 million of goodwill on our consolidated balance sheet. We expect to recover the carrying value of this goodwill through our future cash flows. We evaluate annually, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
     We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring not-for-profit entities.
     One element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. We face significant competition to acquire other attractive non-urban hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems, and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital — for example, a hospital located near existing hospitals or those who will realize economic synergies — have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.
     Even if we are able to identify an attractive candidate, we may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or may be required to borrow at higher rates and on less favorable terms. We may incur or assume additional indebtedness as a result of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.
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
     In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by tax-exempt entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.
     We may encounter numerous business risks in acquiring additional hospitals and may have difficulty operating and integrating those hospitals. As a result, we may be unable to achieve our growth strategy.
     We may be unable to timely and effectively integrate any hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. We will rely heavily on HCA-IT for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA-IT to convert our newly acquired hospitals’ information systems in a timely manner.
     In addition, businesses we have acquired, including the Province Healthcare Company (“Province”) hospitals, or businesses we may acquire may have unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities and unacceptable business practices. Although we have historically obtained, and we intend to continue to obtain, contractual indemnification from sellers covering these matters, we did not obtain indemnification in the Province business combination and any indemnification obtained from other sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses.

     If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
     Technological advances, including with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and positron emission tomography scanner (PETs) equipment continue to evolve. In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements. We believe that the direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.
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
     In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark law, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.
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
     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Eight states in which we currently operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

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
     Our stock price may fluctuate in response to a number of events and factors, including:
•	actual or anticipated quarterly variations in operating results, particularly if they differ from investors’ expectations;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in government regulations including those relating to reimbursement and operational policies and procedures;

•	the operating and stock price performance of other companies that investors may deem comparable;

•	changes in overall economic factors in our markets;

•	news reports relating to trends or events in our markets; and

•	issues associated with integration of the hospitals that we acquire.
     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
     As a result of the above factors, we could be subjected to potential stockholder lawsuits. Such lawsuits are time consuming and expensive. Among other things, such lawsuits divert management’s time and attention from operations. Such lawsuits also force us to incur substantial legal fees and proxy costs in defending our position.

Item 1B.  Unresolved Staff Comments.
     We have no unresolved SEC staff comments.
Item 2.  Properties.
     The following table presents certain information with respect to our hospitals as of December 31, 2007:

			Licensed	Operational
Hospital	City	Acquisition/Opening/Lease Date	Beds	Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-Off(a)	100	Own
Lakeland Community Hospital	Haleyville	December 1, 2002	50	Own
Northwest Medical Center	Winfield	December 1, 2002	71	Own
Russellville Hospital	Russellville	October 3, 2002	100	Own
Vaughan Regional Medical Center	Selma	April 15, 2005	175	Own
Arizona
Havasu Regional Medical Center	Lake Havasu City	April 15, 2005	138	Own
Valley View Medical Center	Ft. Mohave	November 8, 2005	60	Own
California
Colorado River Medical Center (b)	Needles	April 15, 2005	25	Lease
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000	141	Own
Indiana
Starke Memorial Hospital	Knox	April 15, 2005	53	Lease
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-Off(a)	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	HCA Spin-Off(a)	58	Own
Georgetown Community Hospital	Georgetown	HCA Spin-Off(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-Off(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-Off(a)	259	Own
Logan Memorial Hospital	Russellville	HCA Spin-Off(a)	92	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-Off(a)	101	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005	52	Own
Doctors’ Hospital of Opelousas	Opelousas	April 15, 2005	171	Own
Minden Medical Center	Minden	April 15, 2005	159	Own
River Parishes Hospital	LaPlace	July 1, 2004	106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	149	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001	95	Own
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own

			Licensed	Operational
Hospital	City	Acquisition/Opening/Lease Date	Beds	Status
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	286	Lease
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001	118	Own
Crockett Hospital	Lawrenceburg	HCA Spin-Off(a)	107	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-Off(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-Off(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-Off(a)	114	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-Off(a)	157	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	150	Own
Parkview Regional Hospital	Mexia	April 15, 2005	59	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-Off(a)	39	Own
Castleview Hospital	Price	HCA Spin-Off(a)	84	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	200	Own
Danville Regional Medical Center	Danville	July 1, 2005	350	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000	89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-Off(a)	70	Own

			5,687

(a) We were formerly a division of HCA and were spun-off as an independent publicly-traded company on May 11, 1999.
(b) Held-for-disposal hospital.
     We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our corporate headquarters are located in approximately 130,000 square feet of leased space in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs.
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
     Americans with Disabilities Act Claim. On January 12, 2001, a class action lawsuit was filed by Access Now in the United States District Court of the Eastern District of Tennessee (the “District Court”) against each of our existing hospitals alleging non-compliance with the Americans with Disabilities Act (the “ADA”). This lawsuit has been amended to add hospitals we subsequently acquired and to dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We may be required to make significant capital expenditures at one or more of our facilities in order to comply with the ADA.

     In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. Through January 31, 2008, the plaintiffs had conducted inspections at 32 of our hospitals (including two subsequently divested hospitals). As of January 31, 2008, the District Court had approved settlement agreements between us and the plaintiff relating to 13 of these facilities. We have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with the ten other facilities which have court-approved settlement agreements will range from $5.1 million to $7.0 million. On February 12, 2008, the District Court entered an order dismissing the case due to the lack of individual plaintiffs. The plaintiff has the right to re-file the case during an appeal period that has not yet expired.
Item 4.  Submission of Matters to a Vote of Security Holders.
     We had no matters submitted to a vote of the stockholders during the quarter ended December 31, 2007.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2006
First Quarter	$37.01	$28.27
Second Quarter	36.40	29.21
Third Quarter	37.20	30.89
Fourth Quarter	36.94	32.60
2007
First Quarter	$38.49	$32.74
Second Quarter	40.80	35.91
Third Quarter	40.49	27.38
Fourth Quarter	32.50	28.10
2008
First Quarter (through February 19, 2008)	$30.75	$23.76
     On February 19, 2008, the last reported sales price for our common stock on the NASDAQ Global Select Market was $24.40 per share.
Stockholders
     As of February 11, 2008, there were 56,759,223 shares of our common stock held by 3,908 holders of record.
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
Recent Sales of Unregistered Securities
     None.
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program
     In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after our capital expenditure needs have been satisfied. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but it may be extended, suspended or discontinued at any time prior to the expiration date. We currently anticipate repurchasing most of the $150.0 million allowed under this program by mid-2008. These shares have been designated by us as treasury stock.

     The following table summarizes our share repurchase activity by month during the three months ended December 31, 2007:

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
Period	Purchased	per Share	Program	(In millions)

December 2007	1,356,487	$30.35	1,356,487	$108.8

Equity Compensation Plan Information
     The following table provides aggregate information as of December 31, 2007, with respect to shares of common stock that may be issued under our existing equity compensation plans, including the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (the “Incentive Plan”), the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (the “Outside Directors Plan”) and the LifePoint Hospitals, Inc. Management Stock Purchase Plan (the “Management Stock Purchase Plan”):

Number of Securities
	Number of Securities				Available for Future
	to be Issued Upon		Weighted-Average		Issuance Under Equity
	Exercise of Outstanding		Exercise Price of		Compensation Plans
	Options, Warrants and		Outstanding Options,		(Excluding Securities
Plan Category	Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,162,882	(1)	$30.65	(2)	2,946,347	(3)
Equity Compensation Plans not Approved by Security Holders	None		None		None

Total	4,162,882		$30.65		2,946,347

(1)	Includes the following:
•	4,033,037 shares of common stock to be issued upon exercise of outstanding stock options granted under the Incentive Plan;

•	95,526 shares of common stock to be issued upon exercise of outstanding stock options granted under the Outside Directors Plan;

•	9,819 shares of common stock to be issued upon the vesting of deferred stock units outstanding under the Outside Directors Plan; and

•	24,500 shares of common stock to be issued upon the vesting of restricted stock units outstanding under the Outside Directors Plan.

(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:
•	2,773,820 shares of common stock available for issuance under the Incentive Plan;

•	56,007 shares of common stock available for issuance under the Management Stock Purchase Plan; and

•	116,520 shares of common stock available for issuance under the Outside Directors Plan.

Item 6.  Selected Financial Data.
     The table below contains selected financial data of our company for, or as of the end of, each of the five years ended December 31, 2007. The selected financial data is derived from our audited consolidated financial statements. In April 2005, we completed the Province business combination. The results of operations of Province are included in our results of operations beginning April 16, 2005. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs as discussed in our audited consolidated financial statements during the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$861.7	$928.8	$1,809.1	$2,397.2	$2,630.1
Income from continuing operations	69.4	85.9	82.2	144.5	125.9

Income from continuing operations per share:
Basic	$1.86	$2.32	$1.64	$2.60	$2.24
Diluted	$1.78	$2.18	$1.61	$2.57	$2.20

Weighted average shares outstanding:
Basic	37.2	37.0	50.1	55.6	56.2
Diluted	43.3	42.8	53.2	56.3	57.2

Cash dividends declared per share	—	—	—	—	—

Balance Sheet Data (as of end of year):
Working capital, excluding assets and liabilities held for sale	$101.9	$115.8	$180.0	$193.4	$339.9
Property and equipment, net	437.9	495.5	1,252.5	1,339.4	1,417.7
Total assets (including assets held for sale)	799.0	890.4	3,224.6	3,638.4	3,626.5
Long-term debt, including amounts due within one year	270.0	221.0	1,514.6	1,668.9	1,517.4
Stockholders’ equity	394.3	509.5	1,287.8	1,450.0	1,544.2

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.
Overview
     Our revenues for 2007 as compared to 2006 were favorably impacted by an increase in revenues per equivalent admission and the 2006 acquisition of Clinch Valley Medical Center (“Clinch Valley”) and Raleigh General Hospital (“Raleigh”). Our income from continuing operations and diluted earnings per share from continuing operations for 2007, as compared to 2006, were negatively affected by increases in our provision for doubtful accounts, professional fees expense and contract labor. The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	2005	2006	2007
Revenues	$1,809.1	$2,397.2	$2,630.1
Income from continuing operations	$82.2	$144.5	$125.9
Diluted earnings per share from continuing operations	$1.61	$2.57	$2.20
Key Challenges
     We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:
•	Inpatient Volumes. We have experienced a decline in our inpatient volumes during the later half of 2007. This was the result of physician attrition in several of our markets, lack of disease across our markets, the closure of certain unprofitable service lines at a few of our hospitals and the long-term industry trend of inpatient services shifting to outpatient services. We will focus on adding or further emphasizing service lines that are needed in our communities.

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.
Our quarterly provision for doubtful accounts on a consolidated basis, which comprises our continuing and discontinued operations was as follows for the periods presented (in millions):

	Provision for Doubtful Accounts
	2005	2006	2007
First Quarter	$25.2	$68.6	$77.7
Second Quarter	45.3	60.2	84.6
Third Quarter	63.0	73.9	82.2
Fourth Quarter	63.8	71.2	79.6

	$197.3	$273.9	$324.1

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
The following table reflects our quarterly consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and Indigent Care Write-Offs
	2005	2006	2007
First Quarter	$1.8	$6.0	$16.2
Second Quarter	6.3	12.2	14.1
Third Quarter	8.4	11.6	12.0
Fourth Quarter	9.5	16.6	11.4

	$26.0	$46.4	$53.7

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2005	2006	2007
First Quarter	$26.9	$73.8	$80.3
Second Quarter	56.9	73.3	87.1
Third Quarter	74.1	88.3	86.6
Fourth Quarter	71.6	75.1	82.7

	$229.5	$310.5	$336.7

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days Outstanding in
	Accounts Receivable
	2005	2006	2007
March 31	37.2	39.6	40.8
June 30	41.0	40.7	41.4
September 30	42.0	45.1	43.7
December 31	40.5	43.1	43.1
The approximate percentages of billed hospital receivables, which is a component of total accounts receivable, are summarized as follows as of the dates presented:

	December 31,	December 31,
	2006	2007
Insured receivables	37.1%	33.2%
Uninsured receivables (including co-payments and deductibles)	62.9	66.8

	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	December 31,
	2006	2007
0 to 60 days	49.3%	45.1%
61 to 150 days	21.3	19.9
Over 150 days	29.4	35.0

	100.0%	100.0%

We continue to implement a number of operating strategies related to cash collections. However, if the trend of increasing self-pay revenues continues, our future results of operations and future financial position could be materially adversely affected.
•	Physician Recruitment and Retention. Recruiting, attracting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. We believe that continuing to add primary care physicians and specialists should help our hospitals increase volumes by offering new services. Physician attrition is also a challenge for us.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us and we expect this pressure to continue in the future. Additionally, we experienced unfavorable claims development results in 2007, which are reflected in our professional and general liability costs.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nurses and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future. Additionally, we have incurred an increase in professional fees primarily for anesthesiology, radiology, and emergency room services. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute.

•	Indebtedness. Our consolidated debt was $1,517.4 million as of December 31, 2007, and we incurred $95.7 million of net interest expense during 2007. Our indebtedness decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of December 31, 2007 and believe we will be in compliance with them throughout 2008.

•	Medicare Changes – Implementation of Medicare Severity Diagnosis-Related Groups. Changes with respect to governmental reimbursement affect our revenues and earnings. On August 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system final rule for FFY 2008. Among other items, the final rule creates 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s current 538 DRGs. Under the final rule, the new MS-DRGs will be phased in over a two year period. In addition, the final rule also provides for a market basket increase of 3.3% in FFY 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduces Medicare payments to hospitals by 1.2% in federal fiscal year 2008 and 1.8% in both FFY 2009 and 2010.

Subsequently, on September 29, 2007, President Bush signed Public Law No: 110-90, effectively decreasing these reductions for FFY 2008 and 2009 to 0.6% and 0.9%. CMS plans to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual claims data. CMS anticipates that the final rule will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill. Although difficult to predict, the implementation of the MS-DRG system and the other provisions of the final rule may result in our Medicare acute inpatient hospital reimbursement remaining flat in FFY 2008. Part I, Item 1. Business, “Sources of Revenue” contains a detailed discussion of provisions that affect our Medicare reimbursement, including the Medicare hospital inpatient, hospital outpatient, and inpatient rehabilitation facility prospective payment systems.

•	Medicare Changes–Medicare Hospital Outpatient Prospective Payment System. On November 1, 2007, CMS issued its final hospital outpatient prospective payment system rule for calendar year 2008. Among other provisions, this includes a 3.3% market basket update and requires hospitals to begin reporting seven hospital outpatient quality measures. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures.

•	Medicare Changes–Inpatient Rehabilitation Facility Prospective Payment System. On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2008. The final rule increases the inpatient rehabilitation facility (“IRF”) payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for FFY 2008. The final rule also continues the phase-in of the requirement that at least 75% of an IRF’s patients have one of 13 designated medical conditions (the “75% Rule”) which has resulted in decreased volume in our rehabilitation units. However, the Medicare, Medicaid, and SCHIP Extension Act of 2007, enacted December 29, 2007 (the “Extension Act”) permanently freezes the compliance threshold at 60% effective for cost reporting periods starting July 1, 2006, and allows co-morbid conditions to count toward this threshold.

•	Medicaid Changes. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The legislation passed by the New Mexico legislature in February 2008 is one example of this. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations. On May 25, 2007, CMS issued a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4 billion over five years. Also on this date, President Bush signed into law HR 2206, placing a moratorium on this rule for one year. However, when the moratorium expires in 2008, this final rule could significantly impact state Medicaid programs and our revenue from these programs.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per-equivalent admission, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information systems. We are currently negotiating with HCA-IT to extend the HCA-IT agreement beyond 2009.
Hospital Acquisitions
     We seek to identify and acquire selected hospitals in non-urban communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. Please refer to the section in Part I, Item 2. Properties, for a table of our hospitals, including acquisition dates. Additionally, please refer to Note 2 to our consolidated financial statements included in this report for further discussion of acquisitions that we have made in recent years. Our results of operations include the operations of our acquisitions since the effective date of each acquisition.
     In connection with the final purchase price allocation of the 2006 acquisition of Clinch Valley and Raleigh, we recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than we originally anticipated in the preliminary purchase price allocation.
     In connection with the finalization of the purchase price allocations of both Danville Regional Medical Center and Province, we recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million net of income taxes), or $0.14 per diluted share during 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment than we originally anticipated in the preliminary purchase price allocations.
     Discontinued Operations
     From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.
     Coastal Carolina Medical Center (“Coastal”)
     Effective July 1, 2007, we completed the sale of Coastal to Tenet Healthcare Corporation for $35.0 million plus adjustments for working capital and other items. In connection with the sale, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 per diluted share, in discontinued operations during 2007. The following table sets forth the calculation of Coastal’s impairment charge during 2007 (in millions):

Cash proceeds from sale	$35.4
Less assets sold:
Property and equipment	(28.5)
Goodwill	(14.1)
Intangible assets	(0.5)
Net working capital	0.1

(7.6)
Income tax provision	(0.2)

$(7.8)

     Colorado River Medical Center (“Colorado River”)
     In March 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between the Board of Trustees and us in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, we entered into a definitive agreement with the Board of Trustees that terminates the existing lease agreement effective March 2008. Colorado River will return to the Board of Trustees at that time. In connection with the signing of the letter of intent and definitive agreement, we recognized an impairment charge of $8.7 million, net of income taxes, or $0.15 per diluted share, in discontinued operations during 2007. The impairment charge relates to goodwill impairment, the property and equipment and net working capital to be transferred to the Board of Trustees, for which we anticipate receiving no consideration.
     The following table sets forth the components of Colorado River’s impairment charge during 2007 (in millions):

Property and equipment	$(4.9)
Net working capital	(4.7)
Goodwill	(3.1)

(12.7)
Income tax benefit	4.0

$(8.7)

Other Disposals
     In connection with the acquisition of four hospitals from HCA effective July 1, 2006, we committed to a plan to divest two of the acquired hospitals, St. Joseph’s Hospital (“St. Joseph’s”) and Saint Francis Hospital (“Saint Francis”). We sold Saint Francis effective January 1, 2007 to Herbert J. Thomas Memorial Hospital Association and St. Joseph’s effective May 1, 2007 to Signature Hospital, LLC.
     On March 31, 2006, we sold Smith County Memorial Hospital to Sumner Regional Health System, and, effective May 1, 2006, we sold Medical Center of Southern Indiana and Ashland Regional Medical Center to Saint Catherine Healthcare. Additionally, we divested Palo Verde Hospital on January 1, 2006 by terminating our lease of that hospital and returning the hospital to the Hospital District of Palo Verde. Finally, we sold Bartow Memorial Hospital on March 31, 2005 to Health Management Associates, Inc. Please refer to Note 3 of our consolidated financial statements included elsewhere in this report for more information on our discontinued operations.
     The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	2005	2006	2007
Revenues	$94.1	$150.9	$58.9

Loss from discontinued operations	$(2.8)	$(3.2)	$(6.8)
Impairment charge	(5.8)	—	(16.5)
Gain (loss) on sale of hospitals	(0.7)	4.2	(0.6)

Income (loss) from discontinued operations	$(9.3)	$1.0	$(23.9)

Diluted earnings (loss) per share from discontinued operations	$(0.18)	$0.02	$(0.41)

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
     Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals experienced an increase in self-pay revenues during recent years.
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

Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31 was as follows (in millions):

•      2007 — $376.3; and

•      2006 — $326.2

Our provision for doubtful accounts from continuing operations, included in our consolidated results of operations, was as follows (in millions):

•      2007 — $314.2;

•      2006 — $257.4; and

•      2005 — $183.3
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
If self-pay revenues during 2007 were changed by 1%, our 2007 after-tax income from continuing operations would change by approximately $2.0 million or diluted earnings per share of $0.03.

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

• utilization of collection agencies; and

• if collection efforts are unsuccessful, write-off of the accounts.

Our policy is to write-off accounts after all collection efforts have failed, which is generally one year after the date of discharge of the patient. Patient

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Allowance for doubtful accounts and provision for doubtful accounts (continued)
responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improve performance results. The selection of collection agencies and the timing of referral of an account to a collection agency vary among hospitals. Generally, we do not write-off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

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

Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts. Approximately 84.1% of our revenues during 2007 relate to discounted charges.

The sources of these revenues were as follows (as a percentage of total revenues):

•      Medicare — 32.9%;

•      Medicaid — 9.5%; and
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

• Managed care — 41.7%.	Governmental payors	Governmental payors
The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross charges. Under this prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates.	Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. Adjustments related to final settlements increased our revenues by the following amounts (in millions):

•      2007 — $9.1

•      2006 — $13.5; and

• 2005 — $9.4

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

For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	If our overall estimated contractual discount percentage on all of our managed care revenues during 2007 were changed by 1%, our 2007 after-tax income from continuing operations would change by approximately $5.0 million, or diluted earnings per share of $0.09. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

Accounting for stock-based compensation

We issue stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans. Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of APB No. 25, and related Interpretations, as permitted by SFAS No. 123. We did not record any stock-based employee compensation
	We estimated the fair value of stock options granted during the years ended December 31, 2006 and 2007 using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. We estimated the fair value of stock options granted prior to January 1, 2006 using the Black-Scholes-Merton (“BSM”) valuation model. We prefer the HW-II over the BSM because the HW-II considers characteristics of fair	The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility during 2007 were 10% higher, our 2007 after-tax income from continuing operations would decrease by approximately $0.2 million, or less than $0.01 per diluted share.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used		Sensitivity Analysis
Accounting for stock-based compensation (continued)
expense for stock options granted under our stock-based incentive plans prior to January 1, 2006, as all stock options granted under those plans had exercise prices equal to the fair market value of our common stock on the day prior to the date of the grant. We also did not record any compensation expense in connection with our Employee Stock Purchase Plan prior to January 1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market values of our common stock at the beginning of each offering period or at the end of each purchase period. Also, in accordance with APB 25, we recorded compensation expense for our nonvested stock awards. In accordance with SFAS No. 123 and SFAS No. 148, prior to January 1, 2006,we disclosed our pro forma net income or loss and pro forma expense for our stock-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the years ended December 31, 2006 and 2007, included: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

We determine the fair value of nonvested stock grants based on the closing price of our common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).
value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given our reasonably large pool of unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the years ended December 31, 2006 and 2007 vest 33.3% on each grant anniversary date over three years of continued employment.

	The weighted-average fair value per share of stock options granted by us during 2007 was $10.24. The following table shows the weighted average assumptions we used to develop the fair value estimates under our stock option valuation model for 2007 and the paragraphs below this table summarizes each assumption:
	Expected volatility	27.2%
	Risk free interest rate (range)	3.34% - 5.21%
	Expected dividends	—
	Average expected term (years)	4.7

Population Stratification

Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have stratified our employee population into two groups: (i) ‘‘Insiders,” who are the Section 16 filers under SEC rules; and (ii) “Non- insiders,” who are the rest of the employee population. We derived this stratification based on the analysis of our historical exercise patterns, excluding certain extraordinary events.

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Accounting for stock-based compensation (continued)
Our stock-based compensation from continuing operations, included in our consolidated results of operations, was as follows (in millions): • 2007 — $18.8; • 2006 — $13.1; and • 2005 — $6.5	Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is still an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean— reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006 we estimate the volatility of our common stock at the date of grant based on both historical volatility and implied volatility from traded options on our common stock, consistent with SFAS No. 123(R) and SAB 107.

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
Accounting for stock-based compensation (continued)
Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires us to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have used historical data to estimate pre-vesting stock option and nonvested stock forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, we also used an estimated forfeiture rate.

During 2007, we changed from our static forfeiture rate methodology to a dynamic forfeiture rate methodology. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.

Additionally, during 2007, we performed an analysis of our initial pre-vesting forfeiture rate percentage and increased our initial pre-vesting forfeiture rate ranging from 3.0% to 7.5%, up to an initial pre-vesting forfeiture rate of 12.5%. The increase in our initial pre-vesting forfeiture rate reflects our recent forfeiture trends and future expectations. As previously discussed, as we utilize the dynamic forfeiture rate methodology, this rate is updated and is reduced accordingly as time elapses until it ultimately reaches 0% on the vesting date, contingent upon the continued employment of the grantee.

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
Accounting for stock-based compensation (continued)
Expected Term

SFAS No. 123(R) calls for an ‘‘extinguishment” calculation, dependent upon how long a granted stock option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from cancellation (post-vesting) or expiration at the contractual term. Expected term is an output in lattice models so we do not have to determine this amount.

Goodwill and accounting for business combinations

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.

Our goodwill included in our consolidated balance sheets as of December 31 for the following years was as follows (in millions):

•      2007 — $1,512.0; and

•      2006 — $1,581.3

Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.
We follow the guidance in Statement of Financial Accounting Standard No. 142, ‘‘Goodwill and Other Intangible Assets,” and test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1 of each year. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.	We performed our annual testing for goodwill impairment as of October 1, 2005, 2006 and 2007 using the methodology described here, and determined that no goodwill impairment existed. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Our estimate of fair value of acquired assets and assumed liabilities are based upon assumptions believed to be reasonable based upon current facts and circumstances. If 10% of the non-depreciable assets acquired during 2006 were allocated to a depreciable asset with an average life of 20 years, depreciation expense would have increased by approximately $0.3 million in 2007.

The purchase price of acquisitions are allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date.

Fair value estimates are derived from established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimate of future cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding a self-insured retention amount. For 2005 through 2007,
	Our reserves for professional and general liability claims are based upon actuarial calculations completed quarterly, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in	Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used in each actuarial calculation in determining their

Balance Sheet or
Income Statement Caption/
Nature of Critical Estimate Item	Assumptions/Approach Used	Sensitivity Analysis
Professional and general liability claims (continued)
our self-insured retention levels ranged from $10.0 million to $25.0 million, depending on the state we operate in. Additionally, certain of our facilities operate in states having state specific medical malpractice programs.

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

The reserve for professional and general liability claims included in our consolidated balance sheets as of December 31 was as follows (in millions):

•      2007 — $69.4; and

•      2006 — $62.4

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

Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states have passed varying forms of tort reform which attempt to limit the amount of medical malpractice awards. If such laws are passed in the states where our hospitals are located, our loss estimates could decrease.

We use the actuarial calculations and average the results in determining our recorded reserve levels on a quarterly basis. This averaging process results in a refined estimation approach that we believe produces a more reliable estimate of ultimate losses.

Upon conforming the hospitals that we acquired from Province to our methodology for estimating reserves for professional and general liability claims, the reserves for these claims were increased by $6.8 million. The impact of this change decreased our diluted earnings per share by $0.08 for the year ended December 31, 2005 and is included in transaction costs in our consolidated statement of operations.	loss estimates by selecting factors that are considered appropriate for our specific circumstances. Changes in assumptions used in these actuarial calculations with respect to demographics and geography, industry trends, development patterns and judgmental selection of other factors may impact our recorded reserve levels and our results of operations.

We derive our estimates for financial reporting purposes by using a mathematical average of our actuarial results. Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.

• 2007 — $29.6;

• 2006 — $19.5; and

• 2005 — $18.2

Our expense for professional and general liability coverage each year includes:
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

•      2007 — $197.5; and

•      2006 — $133.5

Our valuation allowances for deferred tax assets in our consolidated balance sheets as of December 31 for the following years were as follows (in millions):

•      2007 — $39.4; and

•      2006 — $32.0

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

In assessing tax contingencies, we apply the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. We apply the recognition threshold and measurement of a tax position taken or expected to be taken in a tax return and follow the guidance on various matters such as derecognition, interest, penalties and disclosure. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.	Our deferred tax assets exceeded our deferred tax liabilities by $39.8 million as of December 31, 2007, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those state’s tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $39.4 million at December 31, 2007.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2007, we would incur $8.4 million of additional tax payments for 2007 plus applicable penalties and interest.

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

Operating Results Summary
     The following tables present summaries of results of operations for the three months ended December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 (dollars in millions):

	Three Months Ended December 31,
	2006		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$629.1	100.0%	$658.4	100.0%

Salaries and benefits	244.2	38.8	260.5	39.6
Supplies	89.4	14.2	91.1	13.8
Other operating expenses	109.3	17.4	121.7	18.5
Provision for doubtful accounts	66.9	10.6	81.1	12.3
Depreciation and amortization	31.6	5.1	33.1	5.1
Interest expense, net	27.1	4.3	22.0	3.3

	568.5	90.4	609.5	92.6

Income from continuing operations before minority interests and income taxes	60.6	9.6	48.9	7.4
Minority interests in earnings of consolidated entities	0.2	—	0.3	—

Income from continuing operations before income taxes	60.4	9.6	48.6	7.4
Provision for income taxes	22.3	3.5	17.6	2.7

Income from continuing operations	$38.1	6.1%	$31.0	4.7%

	Years Ended December 31,
	2005		2006		2007
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$1,809.1	100.0%	$2,397.2	100.0%	$2,630.1	100.0%

Salaries and benefits	723.0	40.0	944.0	39.4	1,034.6	39.3
Supplies	247.0	13.7	336.1	14.0	362.0	13.8
Other operating expenses	300.4	16.6	410.0	17.1	478.8	18.3
Provision for doubtful accounts	183.3	10.1	257.4	10.7	314.2	11.9
Depreciation and amortization	97.5	5.3	107.8	4.5	132.4	5.0
Interest expense, net	59.3	3.3	102.2	4.3	95.7	3.6
Debt retirement costs	12.2	0.7	—	—	—	—
Transaction costs	43.2	2.4	—	—	—	—

	1,665.9	92.1	2,157.5	90.0	2,417.7	91.9

Income from continuing operations before minority interests and income taxes	143.2	7.9	239.7	10.0	212.4	8.1
Minority interests in earnings of consolidated entities	1.1	—	1.3	0.1	1.9	0.1

Income from continuing operations before income taxes	142.1	7.9	238.4	9.9	210.5	8.0
Provision for income taxes	59.9	3.4	93.9	3.9	84.6	3.2

Income from continuing operations	$82.2	4.5%	$144.5	6.0%	$125.9	4.8%

For the Three Months Ended December 31, 2006 and 2007
Revenues
     The increase in our revenues for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily the result of an increase in revenues per equivalent admission, which was partially offset by a decrease in our equivalent admissions. The decrease in our equivalent admissions was the result of physician attrition in several of our markets, lack of disease across our markets and the closure of certain unprofitable service lines at a few of our hospitals. Adjustments to estimated reimbursement amounts increased our revenues by $3.6 million and $1.9 million for the three months ended December 31, 2006 and 2007, respectively.
     The following table shows the key drivers of our revenues for the three months ended December 31, 2006 and 2007:

	Three Months Ended
	December 31,		Increase	% Increase
	2006	2007	(Decrease)	(Decrease)
Admissions	50,119	47,990	(2,129)	(4.2)%
Equivalent admissions	97,103	94,199	(2,904)	(3.0)
Revenues per equivalent admission	$6,470	$6,985	515	8.0
Medicare case mix index	1.22	1.29	0.07	5.7
Average length of stay (days)	4.2	4.3	0.1	2.4
Inpatient surgeries	14,586	14,368	(218)	(1.5)
Outpatient surgeries	36,232	36,244	12	—
Emergency room visits	216,843	220,755	3,912	1.8
Outpatient factor	1.94	1.96	0.02	1.0
     The following table shows the sources of our revenues by payor for the three months ended December 31, 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended
	December 31,
	2006	2007
Medicare	34.9%	32.4%
Medicaid	10.6	9.5
HMOs, PPOs and other private insurers	39.2	41.6
Self-Pay	11.7	12.5
Other	3.6	4.0

	100.0%	100.0%

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expense for the three months ended December 31, 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Salaries and wages	$189.8	30.2%	$203.0	30.8%	$13.2	7.0%
Stock-based compensation	3.7	0.5	6.3	1.0	2.6	71.5
Employee benefits	35.8	5.7	38.2	5.8	2.4	6.8
Contract labor	12.7	2.0	10.6	1.6	(2.1)	(16.3)
ESOP expense	2.2	0.4	2.4	0.4	0.2	10.3

	$244.2	38.8%	$260.5	39.6%	$16.3	6.8

Man-hours per equivalent admission	89.1	N/A	92.2	N/A	3.1	3.5
Salaries and benefits per equivalent admission	$2,423	N/A	$2,626	N/A	$203	8.4

     Our salaries and benefits increased for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, primarily as a result of increases in salaries and wages, stock-based compensation, and employee benefits partially offset by a decrease in contract labor.
     Salaries and wages increased as a result of an increase in the number of employed physicians and other nursing and clinical personnel. Additionally, we experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel. This was partially offset by the improvements in our contract labor costs, which decreased during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.
     The increase in our stock-based compensation is a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during the three months ended December 31, 2007 compared to the same period last year.
     Our workers’ compensation expense, which is a part of our employee benefits expense, increased from a credit of $0.7 million during the three months ended December 31, 2006, to an expense of $1.3 million during the three months ended December 31, 2007. The $0.7 million credit recognized during the three months ended December 31, 2006 was the result of favorable loss experience.
Supplies
     The following table summarizes our supplies expense for the three months ended December 31, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Three Months Ended
	December 31,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)
Supplies	$89.4	$91.1	$1.7		1.9%
Supplies as a percentage of revenues	14.2%	13.8%	(40	)bps	N/M
Supplies per equivalent admission	$918	$967	$49		5.3%
     Our supplies expense increased primarily as a result of increases in supplies per equivalent admission. Supplies as a percentage of revenues decreased slightly as a result of continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization. Supplies per equivalent admission increased as a result of rising supply costs particularly related to higher utilization of cardiology, orthopedic and other implantable devices.
Other Operating Expenses
     The following table summarizes our other operating expenses for the three months ended December 31, 2006 and 2007 (dollars in millions):

	Three Months Ended
	December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Professional fees	$14.4	2.3%	$16.5	2.5%	$2.1	14.7%
Utilities	11.7	1.9	12.0	1.8	0.3	2.3
Repairs and maintenance	13.6	2.2	14.8	2.2	1.2	8.2
Rents and leases	6.7	1.1	6.6	1.0	(0.1)	(0.7)
Insurance	3.9	0.6	7.6	1.2	3.7	94.8
Physician recruiting	4.2	0.7	5.0	0.8	0.8	18.4
Contract services	34.1	5.4	35.5	5.4	1.4	4.0
Non-income taxes	8.3	1.3	8.4	1.3	0.1	1.7
Other	12.4	1.9	15.3	2.3	2.9	23.3

	$109.3	17.4%	$121.7	18.5%	$12.4	11.3

     Our other operating expenses are generally not volume driven. The increase in other operating expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily attributable to increased insurance, professional fees, contract services and other expenses. The increase in our insurance expense was the result of favorable claims results in our professional and general liability claims during the three months ended December 31, 2006 as compared to the same period in 2007.
     Professional fees increased for anesthesiology, hospitalist and emergency room services. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals. Finally, other expenses increased as a result of increased legal and accounting fees.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts for the three months ended December 31, 2006 and 2007 (dollars in millions):

	Three Months Ended
	December 31,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)
Provision for doubtful accounts	$66.9	$81.1	$14.2		21.2%
Percentage of revenues	10.6%	12.3%	170	bps	N/M
Charity care write-offs	$14.4	$11.4	$(3.0)		(20.7)
Percentage of revenues	1.0%	0.7%	(30	)bps	N/M
     The provision for doubtful accounts relates principally to self-pay amounts due from patients. The increase in our provision for doubtful accounts for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily attributable to an increase in self-pay revenues and an increase in co-payments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
Depreciation and Amortization
     Depreciation and amortization expense increased slightly for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, primarily as a result of the increase in depreciable fixed assets from capital projects that we completed during 2007.
Interest Expense
     The following table summarizes our interest expense for the three months ended December 31, 2006 and 2007 (dollars in millions):

	Three Months Ended
	December 31,		Increase
	2006	2007	(Decrease)
Interest expense:
Senior Secured Credit Facilities, including commitment fees	$26.9	$13.5	$(13.4)
Province 7 1/2% Senior Subordinated Notes	0.1	0.1	—
3 1/4% Debentures	1.8	1.8	—
3 1/2% Notes	—	5.0	5.0
Other	0.5	0.7	0.2

	29.3	21.1	(8.2)
Amortization of deferred loan costs	1.3	1.9	0.6
Less:
Discontinued operations interest expense allocation	(2.6)	—	2.6
Interest income	(0.4)	(0.9)	(0.5)
Capitalized interest	(0.5)	(0.1)	0.4

	$27.1	$22.0	$(5.1)

     The decrease in our interest expense during the three months ended December 31, 2007 as compared to the same period in 2006 was primarily a result of decreases in our outstanding debt balances and lower interest rates under our 3 1/2% Notes as compared to our Senior Secured Credit Facilities. In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance decreased from $1,724.5 million during the three months ended December 31, 2006 to $1,512.1 million during the same period in 2007. For a further discussion of our long-term debt, see “Liquidity and Capital Resources-Debt.”
Provision for Income Taxes
     The following table summarizes our provision for income taxes for the three months ended December 31, 2006 and 2007 (dollars in millions):

	Three Months Ended
	December 31,		Increase
	2006	2007	(Decrease)
Provision for income taxes	$22.3	$17.6	$(4.7)
Effective income tax rate	36.9%	36.3%	(60	)bps
     The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during the three months ended December 31, 2007 as compared to the same period in 2006 and reductions in our tax contingency reserves as statutes of limitations on state income tax return years lapsed during the three months ended December 31, 2007, offset by an increase in the valuation allowance against deferred tax assets for state net operating loss carryforwards. The provision for the three months ended December 31, 2006 was also favorably impacted by tax credits recognized in our 2005 income tax returns that were greater than those recognized in the 2005 tax provision and by reductions in our tax contingency reserves as statutes of limitations on tax years lapsed during the three months ended December 31, 2006.

For the Years Ended December 31, 2006 and 2007
Revenues
     Our revenues increased in 2007 as compared to 2006 primarily as a result of an increase in revenues per equivalent admission and the impact of the July 1, 2006 acquisition of two hospitals from HCA. Adjustments to estimated reimbursement amounts increased our revenues by $13.5 million for 2006 compared to $9.1 million for 2007.
     The table below shows the key drivers of our revenues for 2006 and 2007:

	Years Ended
	December 31,			% Increase
	2006	2007	Increase	(Decrease)
Admissions	189,622	196,755	7,133	3.8%
Equivalent admissions	368,436	386,820	18,384	5.0
Revenues per equivalent admission	$6,502	$6,794	$292	4.5
Medicare case mix index	1.23	1.25	0.02	1.6
Average length of stay (days)	4.2	4.3	0.1	2.4
Inpatient surgeries	56,229	58,130	1,901	3.4
Outpatient surgeries	140,881	147,116	6,235	4.4
Emergency room visits	835,948	891,990	56,042	6.7
Outpatient factor	1.94	1.97	0.03	1.5
     The table below shows the sources of our revenues by payor for 2006 and 2007, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	2006	2007
Medicare	34.8%	32.9%
Medicaid	10.1	9.5
HMOs, PPOs and other private insurers	38.6	41.7
Self-Pay	12.7	12.5
Other	3.8	3.4

	100.0%	100.0%

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expenses for 2006 and 2007 (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of		% Increase
	2006	Revenues	2007	Revenues	Increase	(Decrease)
Salaries and benefits:
Salaries and wages	$726.0	30.3%	$797.8	30.3%	$71.8	9.9%
Stock-based compensation	13.1	0.6	18.8	0.7	5.7	43.3
Employee benefits	144.9	6.0	154.7	5.9	9.8	6.8
Contract labor	47.1	2.0	49.1	1.9	2.0	4.3
ESOP expense	12.9	0.5	14.2	0.5	1.3	10.2

	$944.0	39.4%	$1,034.6	39.3%	$90.6	9.6

Man-hours per equivalent admission	89.9	N/A	89.9	N/A	—	—
Salaries and benefits per equivalent admission	$2,438	N/A	$2,545	N/A	$107	4.4
     Our salaries and wages increased in 2007 as compared to 2006 primarily as a result of the July 1, 2006 acquisition of two hospitals from HCA and an increase in the number of our employed physicians and other nursing and clinical personnel. Additionally, we experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel. We were focused on reducing our contract labor, which decreased slightly as a percentage of revenues during 2007 as compared to 2006, by recruiting and retaining nurses and other clinical personnel.

     The increase in our stock-based compensation is generally a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during 2007 as compared to 2006.
     Our ESOP expense has two components, common stock and cash. Shares of our common stock are allocated ratably to employee accounts, based on employee salaries and wages at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $3.9 million and $5.1 million of discretionary cash contributions to the ESOP during 2006 and 2007, respectively.
Supplies
     The following table summarizes our supplies expense for the years ended December 31, 2006 and 2007 (dollars in millions, except for supplies per equivalent admission):

	Years Ended
	December 31,		Increase		% Increase
	2006	2007	(Decrease)		(Decrease)
Supplies	$336.1	$362.0	$25.9		7.7%
Supplies as a percentage of revenues	14.0%	13.8%	(20	)bps	N/M
Supplies per equivalent admission	$909	$936	$27		3.0%
     Our supplies expense increased primarily as a result of the July 1, 2006 acquisition of two hospitals from HCA. Supplies as a percent of revenues decreased slightly as a result of continuing efforts to effectively manage supply costs and increased synergies based on our participation in a group purchasing organization. Supplies per equivalent admission increased as a result of rising supply costs, particularly those related to cardiology, orthopedic implants and other surgical-related supplies.
  Other Operating Expenses
     The following table summarizes our other operating expenses for 2006 and 2007 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Other operating expenses:
Professional fees	$45.0	1.9%	$62.9	2.5%	$17.9	39.8%
Utilities	46.1	1.9	48.4	1.8	2.3	4.9
Repairs and maintenance	49.8	2.1	55.8	2.1	6.0	12.0
Rents and leases	24.0	1.0	26.8	1.0	2.8	11.6
Insurance	25.6	1.1	33.8	1.3	8.2	32.3
Physician recruiting	16.9	0.7	15.4	0.6	(1.5)	(8.9)
Contract services	121.0	5.0	138.9	5.3	17.9	14.8
Non-income taxes	33.0	1.4	36.8	1.4	3.8	11.6
Other	48.6	2.0	60.0	2.3	11.4	23.5

	$410.0	17.1%	$478.8	18.3%	$68.8	16.8

     Our other operating expenses are generally not volume driven. The increase in other operating expenses for 2007 compared to 2006 was partially a result of the July 1, 2006 acquisition of two hospitals from HCA. Additionally, we experienced increases in contract services, professional fees, other expenses, and insurance.
     Contract services increased due to increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. The increase in professional fees was primarily the result of increased fees paid for anesthesiology and emergency room physician coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals.
     Professional and general liability insurance expense increased during 2007 compared to the same time period last year, primarily as a result of an increase on our reserves for self-insured malpractice claims as a result of the settlement of several claims at amounts higher than those anticipated and the actuarial implications of such settlements. Other expenses increased as a result of increased legal and accounting fees and recruitment expenses.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts for 2006 and 2007 (dollars in millions):

	Years Ended
	December 31,
	2006	2007	Increase (Decrease)		% Increase (Decrease)
Provision for doubtful accounts	$257.4	$314.2	$56.8		22.1%
Percentage of revenues	10.7%	11.9%	120	bps	N/M
Charity care write-offs	$42.0	$51.5	$9.5		22.7%
Percentage of revenues	0.8%	0.8%	—		N/M
     The provision for doubtful accounts relates principally to self-pay amounts due from patients. The increase in the provision for doubtful accounts and charity care write-offs for 2007 compared to 2006 was partially a result of the July 1, 2006 acquisition of two hospitals from HCA. As a percentage of revenues, the provision for doubtful accounts increased for 2007 compared with 2006 primarily as a result of an increase in self-pay revenues and increased co-payments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
Depreciation and Amortization
     Depreciation and amortization expense increased for 2007 compared to 2006, partially as a result of the July 1, 2006 acquisition of two hospitals from HCA and the increase in depreciable fixed assets from capital projects that we completed during 2007. Additionally, during 2006 and 2007, we revised purchase price allocations for certain 2005 and 2006 acquisitions, respectively. As a result of the purchase price allocation changes, we recognized a decrease in depreciation and amortization expense of $13.5 million for 2006 and an increase in depreciation and amortization expense of $3.2 million for 2007.
Interest Expense
     The following table summarizes our interest expense for 2006 and 2007 (dollars in millions):

	Years Ended
	December 31,		Increase
	2006	2007	(Decrease)
Interest expense:
Senior Secured Credit Facilities, including commitment fees	$96.8	$73.4	$(23.4)
Province 7 1/2% Senior Subordinated Notes	0.5	0.5	—
3 1/4% Debentures	7.3	7.3	—
3 1/2% Notes	—	11.9	11.9
Other	1.1	2.9	1.8

	105.7	96.0	(9.7)
Amortization of deferred loan costs	5.3	6.8	1.5
Less:
Discontinued operations interest expense allocation	(5.7)	(2.6)	3.1
Interest income	(1.9)	(2.8)	(0.9)
Capitalized interest	(1.2)	(1.7)	(0.5)

	$102.2	$95.7	$(6.5)

     The decrease in interest expense during 2007 compared to 2006 was primarily a result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our Senior Secured Credit Facilities. In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance decreased from $1,642.7 million during 2006 to $1,577.1 million during 2007. For a further discussion of our long-term debt, see “Liquidity and Capital Resources–Debt.”
Provision for Income Taxes
     The following table summarizes our provision for income taxes for 2006 and 2007 (dollars in millions):

	Years Ended
	December 31,		Increase
	2006	2007	(Decrease)
Provision for income taxes	$93.9	$84.6	$(9.3)
Effective income tax rate	39.4%	40.2%	80	bps
     The decrease in our provision for income taxes was primarily a result of lower income from continuing operations during 2007 compared to 2006. The decrease in income from continuing operations for 2007 resulted in a higher effective tax rate compared to 2006.

For the Years Ended December 31, 2005 and 2006
Revenues
     The increase in our revenues during 2006 compared to 2005 was primarily the result of an increase in revenues per equivalent admission, the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. Adjustments to estimated reimbursement amounts increased our revenues by $9.4 million and $13.5 million for 2005 and 2006, respectively.
     The following table shows the key drivers of our revenues for 2005 and 2006:

	Years Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)
Admissions	151,887	189,622	37,735	24.8%
Equivalent admissions	295,116	368,436	73,320	24.8
Revenues per equivalent admission	$6,130	$6,502	$372	6.1
Medicare case mix index	1.23	1.23	—	—
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	44,110	56,229	12,119	27.5
Outpatient surgeries	115,514	140,881	25,367	22.0
Emergency room visits	681,709	835,948	154,239	22.6
Outpatient factor	1.94	1.94	—	—
     The following table shows the sources of our revenues by payor for 2005 and 2006, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	2005	2006
Medicare	36.6%	34.8%
Medicaid	9.3	10.1
HMOs, PPOs and other private insurers	38.8	38.6
Self-Pay	12.2	12.7
Other	3.1	3.8

	100.0%	100.0%

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expenses for 2005 and 2006 (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)
Salaries and benefits:
Salaries and wages	$553.7	30.6%	$726.0	30.3%	$172.3	31.1%
Stock-based compensation	6.5	0.4	13.1	0.6	6.6	103.2
Employee benefits	123.2	6.8	144.9	6.0	21.7	17.6
Contract labor	25.2	1.4	47.1	2.0	21.9	86.7
ESOP expense	14.4	0.8	12.9	0.5	(1.5)	(10.3)

	$723.0	40.0%	$944.0	39.4%	$221.0	30.6

Man-hours per equivalent admission	89.3	N/A	89.9	N/A	0.6	0.7
Salaries and benefits per equivalent admission	$2,312	N/A	$2,438	N/A	$126	5.4
     Our salaries and benefits increased primarily as a result of increases in contract labor and stock-based compensation expense, the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions partially offset by a decrease in our ESOP expense. Salaries and benefits as a percentage of revenues decreased primarily as a result of effective management of our salary costs and changes in our employee health benefits. Contract labor as a percentage of revenues increased primarily because of a higher utilization of contract nurses due to volume increases and nursing shortages in 2006.
     The increase in our stock-based compensation was the result of our adoption of SFAS No. 123(R) effective January 1, 2006 and the additional nonvested stock awards outstanding during 2006 as compared to 2005. The adoption of SFAS No. 123(R) required us to start recognizing the cost of employee stock options in our consolidated statement of operations, which was approximately $5.7 million during 2006. Please refer to “Critical Accounting Estimates” and Note 7 of our consolidated financial statements included elsewhere in this report for a discussion of our adoption of SFAS No. 123(R) and the impact of this new accounting standard on our financial statements.
     Our ESOP expense has two components: common stock and cash. Shares of our common stock are allocated ratably to employee accounts at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of our common stock released to participants in the ESOP. The decrease in ESOP expense for 2006 compared to 2005 was the result of a lower average market price of our common stock during 2006 ($33.06 per share) compared to 2005 ($42.52 per share). The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $3.2 million and $3.9 million of discretionary cash contributions to the ESOP during 2005 and 2006, respectively.
Supplies
     The following table summarizes our supplies expense for 2005 and 2006 (dollars in millions, except for supplies per equivalent admission):

	Years Ended
	December 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)
Supplies	$247.0	$336.1	$89.1		36.1%
Supplies as a percentage of revenues	13.7%	14.0%	30	bps	N/M
Supplies per equivalent admission	$834	$909	$75		9.0%
     Our supplies expense increased primarily as a result of an increase in supplies per equivalent admission, the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs particularly related to higher utilization of cardiology, pharmacy, orthopedic and other implantable devices. In addition, we experienced higher supply costs as a percentage of revenues at our two facilities acquired from HCA than at our other hospitals.

Other Operating Expenses
     The following table summarizes our other operating expenses for 2005 and 2006 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2005	Revenues	2006	Revenues	(Decrease)	(Decrease)
Other operating expenses:
Professional fees	$27.6	1.5%	$45.0	1.9%	$17.4	63.3%
Utilities	34.0	1.9	46.1	1.9	12.1	35.9
Repairs and maintenance	34.7	1.9	49.8	2.1	15.1	43.3
Rents and leases	17.6	1.0	24.0	1.0	6.4	36.2
Insurance	17.8	1.0	25.6	1.1	7.8	43.9
Physician recruiting	20.3	1.1	16.9	0.7	(3.4)	(17.3)
Contract services	87.2	4.8	121.0	5.0	33.8	38.8
Non-income taxes	26.1	1.4	33.0	1.4	6.9	26.6
Other	35.1	2.0	48.6	2.0	13.5	38.4

	$300.4	16.6%	$410.0	17.1%	$109.6	36.5

     Our other operating expenses are generally not volume driven. The increase in other operating expenses was primarily attributable to the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions partially offset by a decrease in our physician recruiting expense. Our contract services expense increased as a result of more hospitals utilizing the HCA-IT systems because of these recent acquisitions. Additionally, we incurred increased clinical and physician-related fees as well as increased contract service fees related to our conversions of the patient accounting applications at our acquired facilities.
     As discussed in Note 4 of our consolidated financial statements included elsewhere in this report, we adopted FSP FIN 45-3 effective January 1, 2006. The impact of this adoption decreased our physician recruiting expense by approximately $8.7 million, or $5.3 million net of income taxes, and increased our diluted earnings per share by $0.09 during 2006.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase		% Increase
	2005	2006	(Decrease)		(Decrease)
Provision for doubtful accounts	$183.3	$257.4	$74.1		40.4%
Percentage of revenues	10.1%	10.7%	60	bps	N/M
Charity care write-offs	$23.8	$42.0	$18.2		76.4%
Percentage of revenues	0.6%	0.8%	20	bps	N/M
     The increase in our provision for doubtful accounts was primarily attributable to the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. The provision for doubtful accounts, as well as charity care write-offs, relates principally to self-pay amounts due from patients. Exclusive of the increase in self-pay revenues as a result of acquisitions, our self-pay revenues increased in 2006 as compared to 2005 partially as a result of the changes in the eligibility requirements of certain Medicaid programs. Other factors influencing this increase were the increased number of uninsured patients and healthcare plan design changes that resulted in increased co-payments and deductibles. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
     The increase in charity care write-offs was primarily attributable to the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. We do not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

Depreciation and Amortization
     Depreciation and amortization expense increased primarily as a result of the July 1, 2006 acquisition of two hospitals from HCA, the Province business combination during the second quarter of 2005, as well as the other 2005 hospital acquisitions. These increases were partially offset by a decrease in depreciation expense as a result of final purchase price allocations, for which we incurred a net reduction in our depreciation expense of approximately $13.5 million during 2006.
     The following table sets forth our depreciation and amortization expense for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)
Hospital operations	$96.5	$116.1	$19.6	20.3%
Purchase price allocation adjustment	—	(13.5)	(13.5)	N/M
Corporate office	1.0	5.2	4.2	400.6

	$97.5	$107.8	$10.3	10.6

Interest Expense
     The following table summarizes our interest expense for 2005 and 2006 (dollars in millions):

	Years Ended December 31,		Increase
	2005	2006	(Decrease)
Interest expense:
Senior Secured Credit Facilities, including commitment fees	$51.1	$96.8	$45.7
Senior subordinated credit agreement	2.1	—	(2.1)
4 1/2% convertible notes	4.5	—	(4.5)
Province 4 1/4% convertible notes	0.3	—	(0.3)
Province 7 1/2% Senior Subordinated Notes	0.3	0.5	0.2
3 1/4% Debentures	2.8	7.3	4.5
Other	0.4	1.1	0.7

	61.5	105.7	44.2
Amortization of deferred loan costs	4.1	5.3	1.2
Less:
Discontinued operations interest expense allocation	(1.4)	(5.7)	(4.3)
Interest income	(1.9)	(1.9)	—
Capitalized interest	(3.0)	(1.2)	1.8

	$59.3	$102.2	$42.9

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
Debt Retirement Costs
     Debt retirement costs of $12.2 million were incurred during 2005 and consisted of the following (in millions):

Legal fees paid for retirement of assumed Province debt, our convertible notes and previous credit facility	$1.2
Tender premiums paid on convertible notes	4.8
Deferred loan costs expensed on tender of our convertible notes and previous credit facility	5.7
Creditor fees and other expenses	0.5

$12.2

Transaction Costs
     Transaction costs of $43.2 million were incurred during 2005 in connection with the Province business combination, and consisted of the following (in millions):

Adjustment to Province acquired accounts receivable	$26.4
Adjustment to Province assumed liabilities, primarily related to professional and general liability claims	7.3
Retention bonuses paid to former Province employees	4.2
Compensation expense (primarily restricted stock vesting from change in control)	5.3

$43.2

Provision for Income Taxes
     The following table summarizes our provision for income taxes for 2005 and 2006 (dollars in millions):

	Years Ended
	December 31,		Increase
	2005	2006	(Decrease)
Provision for income taxes	$59.9	$93.9	$34.0
Effective income tax rate	42.2%	39.4%	(280	)bps
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
     The following table presents summarized cash flow information for the years ended December 31 for the periods indicated (in millions):

	2005	2006	2007
Net cash flows provided by continuing operating activities	$295.6	$264.4	$240.6
Less: Purchase of property and equipment	(165.5)	(196.3)	(164.1)

Free operating cash flow	130.1	68.1	76.5
Acquisitions, net of cash acquired	(963.6)	(281.3)	—
Proceeds from sale of hospitals	32.5	69.0	107.4
Proceeds from borrowings	1,967.0	260.0	615.0
Payments on borrowings	(1,156.9)	(110.0)	(765.9)
Proceeds from exercise of stock options	43.6	0.6	12.7
Proceeds for the completion of a new hospital	—	—	14.7
Payment of debt issue costs	(40.7)	(1.0)	(14.2)
Repurchase of common stock	—	—	(29.0)
Other	(1.4)	(1.9)	1.2
Cash flows from operations provided by (used in) discontinued operations	5.8	(18.5)	22.5
Cash flows from investing activities used in discontinued operations	(4.6)	(3.2)	—

Net increase (decrease) in cash and cash equivalents	$11.8	$(18.2)	$40.9

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
Working Capital
     Our net working capital and current ratio at December 31, 2005, 2006 and 2007 are summarized as follows (dollars in millions):

	2005	2006	2007
Total current assets, excluding assets held for sale	$407.7	$493.3	$601.4
Total current liabilities, excluding liabilities held for sale	227.7	299.9	261.5

Net working capital, excluding assets and liabilities held for sale	$180.0	$193.4	$339.9

Current ratio, excluding assets and liabilities held for sale	1.8	1.6	2.3

Capital Expenditures
     Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.
     The following table reflects our capital expenditures for the years indicated (dollars in millions):

	2005	2006	2007
Capital projects	$101.8	$118.8	$116.1
Routine	44.8	61.3	43.8
Information systems	18.9	16.2	4.2

	$165.5	$196.3	$164.1

Depreciation expense (excluding 2006 price purchase allocation adjustments of $13.5 million)	$96.2	$92.6	$130.2

Ratio of capital expenditures to depreciation expense	172%	212%	126%

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
Debt
     An analysis and roll-forward of our long-term debt during 2007 is as follows (in millions):

		Proceeds from	Payments of
	December 31, 2006	Borrowings	Borrowings	December 31, 2007
Senior Secured Credit Facilities:
Term B Loans	$1,321.9	$—	$(615.9)	$706.0
Revolving Loans	110.0	40.0	(150.0)	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/4% Debentures	225.0	—	—	225.0
3 1/2% Notes	—	575.0	—	575.0
Other, including capital leases	5.8	—	(0.6)	5.2

	$1,668.9	$615.0	$(766.5)	$1,517.4

     We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	December 31,	Increase
	2006	2007	(Decrease)
Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,668.4	1,516.9	(151.5)

Total debt	1,668.9	1,517.4	(151.5)
Total stockholders’ equity	1,450.0	1,544.2	94.2

Total capitalization	$3,118.9	$3,061.6	$(57.3)

Total debt to total capitalization	53.5%	49.6%	(39	)bps

Percentage of:
Fixed rate debt	14.3%	53.5%
Variable rate debt*	85.7	46.5

	100.0%	100.0%

Percentage of:
Senior debt	86.2%	46.9%
Subordinated debt	13.8	53.1

	100.0%	100.0%

*	Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 85.7% to 31.8% as of December 31, 2006 and from 46.5% to nil as of December 31, 2007. Please refer to the “Capital Resources-Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources
3 1/2% Convertible Senior Subordinated Notes due May 15, 2014
     On May 29, 2007, we issued $500.0 million of our 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (the “3 1/2% Notes”), and on May 31, 2007, we issued another $75.0 million pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds of approximately $561.7 million were used to repay a portion of our outstanding borrowings under the Credit Agreement. The 3 1/2% Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15.
     The 3 1/2% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3 1/2% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3 1/2% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.
     Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3 1/2% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by our Credit Agreement and other credit facilities or indebtedness we may incur in the future. If we do not make any payments we are obligated to make under the terms of the 3 1/2% Notes, holders may declare an event of default.
     The initial conversion rate is 19.3095 shares of our common stock per $1,000 principal amount of the 3 1/2% Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
     Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3 1/2% Notes may require us to purchase some or all of the 3 1/2% Notes at a purchase price in cash equal to 100% of the principal amount of the 3 1/2% Notes surrendered, plus any accrued and unpaid interest.
     The indenture for the 3 1/2% Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3 1/2% Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.
Senior Secured Credit Facilities
     Terms
     On April 15, 2005, in connection with the Province business combination, we entered into a Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”) with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner. Effective May 11, 2007, we amended our Credit Agreement and increased our additional tranches available under our term B loans (the “Term B Loans”) and revolving loans (the “Revolving Loans”) by $200.0 million and $50.0 million, respectively. Additionally, the amendment allows for the issuance of up to $250.0 million in term A loans (the “Term A Loans”), which was previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Notes.
     The Credit Agreement, as amended, provides for secured Term A Loans up to $250.0 million, Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million, all maturing on April 15, 2012. In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments
      On June 30, 2006, we borrowed $50.0 million in the form of Term B Loans and $200.0 million in Revolving Loans to finance the acquisition of the four hospitals from HCA. During the fourth quarter of 2006, the Company repaid $90.0 million on its outstanding Revolving Loans, which included a repayment of $40.4 million from the proceeds of the sale of Saint Francis.
     During 2007, we repaid a portion of our outstanding Term B Loans and all of our outstanding Revolving Loans, primarily with the proceeds from the issuance of $575.0 million in our 3 1/2% Notes and from the proceeds from the sales of St. Joseph’s and Coastal, as discussed in Note 3 to our consolidated financial statements included elsewhere in this report. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate $706.0 million.
Letters of Credit and Availability
     As of December 31, 2007, we had $31.3 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $418.7 million as of December 31, 2007, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of December 31, 2007, all of which is available under the additional tranches.
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
     As of December 31, 2007, the applicable annual interest rate under the Term B Loans was 6.715%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 5.090% at December 31, 2007. The weighted-average applicable annual interest rate for the year ended December 31, 2007 under the Term B Loans was 7.07%.
Covenants
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

		Level at
		December 31,
	Requirement	2007
Minimum Interest Coverage Ratio	≥ 3.50:1.00	4.95
Maximum Total Leverage Ratio	≤ 4.50:1.00	3.27
Capital Expenditure Ratio	≤10.0%	6.0%

     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.
     Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, we sold $225.0 million of our 3 1/4% Convertible Senior Subordinated Debentures due 2025 (the “3 1/4% Debentures”). The net proceeds were approximately $218.4 million and were used to repay indebtedness and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
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
Interest Rate Swap
     On June 1, 2006, we entered into an interest rate swap agreement with Citibank as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. We entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of our outstanding variable rate borrowings. The interest rate swap agreement requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank will be obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Amount
Date Range	(In millions)
November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0
     The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from Citibank. We have designated the interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheet at its fair value. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at quarterly intervals during 2007 and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amounts of the interest rate swap in effect at the quarterly intervals during 2007 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.5 million related to the ineffective portion of our cash flow hedge during 2007.
     The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at December 31, 2007 reflected a liability of approximately $31.0 million and is included in professional and general liability claims and other liabilities in our consolidated balance sheet. The interest rate swap reflects a liability balance as of December 31, 2007 because of a decrease in market interest rates since inception.
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

     The following chart summarizes the changes our credit ratings history and the outlooks assigned since our inception in 1999:

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
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2008 to be in a range of $160.0 million to $175.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2007, we had projects under construction with an estimated additional cost to complete and equip of approximately $72.8 million. See Note 8 to our consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.
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
     In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. We repurchased approximately 1.4 million shares during 2007 for an aggregate purchase price, including commissions, of approximately $41.2 million with a weighted average purchase price of $30.35 per share. We currently anticipate repurchasing most of the $150.0 million allowed under this program by mid-2008.
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
     We believe that cash flows from operations, amounts available under our credit facility and our access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the next three years.

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
     The following table summarizes our significant contractual obligations as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt obligations(a)	$1,965.9	$79.1	$155.9	$804.6	$926.3
Capital lease obligations	6.7	0.8	1.4	1.2	3.3
Operating lease obligations(b)	55.4	14.1	18.2	9.4	13.7
Other long-term liabilities(c)	4.3	1.2	1.3	0.4	1.4
Purchase obligations(d)	276.5	122.3	101.9	40.8	11.5

	$2,308.8	$217.5	$278.7	$856.4	$956.2

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. These obligations are explained further in Note 6 to our consolidated financial statements included elsewhere in this report. We used the 6.715% effective interest rate at December 31, 2007 for our $706.0 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of December 31, 2007 of 5.090% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3 1/4% Debentures may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3 1/4% Debentures would be outstanding during its entire term, which ends on August 15, 2025.

(b)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 8 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.

(c)	Our professional and general liability claims and other liabilities balance was $120.0 million and our long-term income tax liability balance was $55.5 million on our consolidated balance sheet as of December 31, 2007. The professional and general liability and other liabilities balance reflected a $69.4 million reserve for professional and general liability claims, an interest rate swap liability balance of $31.0 million, a $14.3 million deferred income liability and $5.3 million related to other liabilities. The long-term income tax liability is a result of our adoption of FIN 48 effective January 1, 2007. We excluded the $69.4 million reserve for professional and general liability claims, the $55.5 million long-term income tax liability and the $1.0 million of other liabilities because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. We excluded both the $14.3 million deferred income liability and the $31.0 million interest rate swap liability as they are non-cash liabilities. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates — Professional and General Liability Claims” in this report for more information on our reserve for professional and general liability claims.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2008	2009-2010	2011-2012	After 2012
HCA-IT services(e)	$60.7	$29.6	$31.1	$—	$—
Capital expenditure obligations(f)	31.8	19.7	7.9	—	4.2
Physician commitments(g)	15.3	15.3	—	—	—
GEMS obligations(h)	100.3	22.3	44.6	33.4	—
Other purchase obligations(i)	68.4	35.4	18.3	7.4	7.3

	$276.5	$122.3	$101.9	$40.8	$11.5

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2009. The amounts are based on estimated fees that will be charged to our hospitals as of December 31, 2007 with an annual fee increase that is capped by the consumer price index increase. We used a 4.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $72.8 million as of December 31, 2007. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. In addition, as discussed in Part I, Item 3. Legal Proceedings of this report, we may be required to make significant expenditures in order to bring our facilities into compliance with the ADA. We are currently unable to estimate the costs that could be associated with modifying our facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities.

(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $15.3 million at December 31, 2007 and depends upon the cash collections of a physician’s private practice during the guarantee period.

(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on June 30, 2012.

(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2007.
Legal and Tax Matters
     As disclosed in Note 5 and Note 8 to our consolidated financial statements included elsewhere in this report, we have exposure for certain tax and legal matters.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $31.3 million as of December 31, 2007, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which they are initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.
     On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While we have not yet fully evaluated this statement for the impact that SFAS No. 141(R) will have on our results of operations or financial position, we will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.
     SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of earnings-per-share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We have not yet evaluated the impact that SFAS No. 160 will have on our results of operations or financial position.
Segment Reporting
     We have five operating divisions as of December 31, 2007. Each of these five operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

     We have determined that our five operating divisions comprise one segment because of their similar economic characteristics in accordance with paragraph 17 of SFAS No. 131 for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of our five operating divisions;

•	the healthcare services provided by each of our operating divisions are generally the same;

•	the healthcare services provided by each of our operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians, and others employed or contracted at each of our hospitals; and

•	the healthcare regulatory environment is generally similar for each of our five operating divisions.
     Additionally, as discussed in Emerging Issues Task Force (“EITF”) Topic D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142” (“EITF D-101”), we determined that our five operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:
•	the way we manage our operations and extent to which our acquired facilities are integrated into our existing operations as a single reporting unit;

•	our goodwill is recoverable from the collective operations of our five operating divisions and not individually from one single operating division;

•	our operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and

•	because of the collective size of our five operating divisions, each division benefits from its participation in a group purchasing organization.
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
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
     The following discussion relates to our exposure to market risk based on changes in interest rates:
Outstanding Debt
     We are exposed to market risk related to changes in interest rates. We have an interest rate swap to manage our exposure to these fluctuations. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $750.0 million at December 31, 2007 and at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our credit risk related to this agreement is low because the swap agreement is with a creditworthy financial institution.
     As of December 31, 2007, we had outstanding debt of $1,517.4 million, 46.5% or $706.0 million, of which was subject to variable rates of interest. As of December 31, 2007, the fair value of our outstanding variable rate debt approximates its carrying value. The fair value of our $225.0 million 3 1/4% Debentures and $575.0 million 3 1/2% Notes was approximately $194.1 million and $513.2 million, respectively, based on the quoted market prices at December 31, 2007.
     Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $7.1 million as of December 31, 2007. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate our exposure to such change.
Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2007. As a result, the interest rate market risk implicit in these investments at December 31, 2007, if any, is low.

Item 8.  Financial Statements and Supplementary Data.
     Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     We did not experience a change in or disagreement with our accountants during the year ended December 31, 2007.
Item 9A.  Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
     None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Executive Officers
     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2008 annual meeting of stockholders.
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
Directors
     Information with respect to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Compliance with Section 16(a) of the Exchange Act
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Stockholder Nominees
     Information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Governance of the Company and Practices of the Board of Directors — Director Nomination Process” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Audit and Compliance Committee
     Information with respect to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Item 11.  Executive Compensation.
     This information is incorporated by reference to the information contained under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report” and “Governance of the Company and Practices of the Board of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control — Change in Control Arrangements” and “Compensation of Executive Officers — Summary Compensation Table — Executive Severance and Restrictive Covenant Agreement with Mr. Carpenter” included in our proxy statement relating to our 2008 annual meeting of stockholders.
     Information concerning our equity compensation plans are included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
     This information is incorporated by reference to the information contained under the captions “Governance of the Company and Practices of the Board of Directors — Certain Relationships and Related Transactions” and “Governance of the Company and Practices of the Board of Directors — Independence of Directors” included in our proxy statement relating to our 2008 annual meeting of stockholders.
Item 14.  Principal Accountant Fees and Services.
     This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2008 annual meeting of stockholders.

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
     (3) Exhibits:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).

3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.4	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).

4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).

4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).

Exhibit
Number		Description of Exhibits
4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.

4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.11	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818).

10.6	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.7	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818).

10.8	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

10.9	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

10.10	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

Exhibit
Number		Description of Exhibits
10.11	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.12	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).

10.13	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).

10.14	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 000-51251).

10.15	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).

10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, file No. 000-51251).

10.17	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).

10.18	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).

10.19	—	Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.20	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated May 9, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-51251).

10.21	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

10.22	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.23	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.24	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix B to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).

10.25	—	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.26	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.27	—	Separation Agreement dated June 25, 2006, by and between LifePoint CSGP, LLC and Kenneth C. Donahey (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 26, 2006, File No. 000-51251).

10.28	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Current Report on Form 8-K dated April 15, 2005, File No. 000-29818).

Exhibit
Number		Description of Exhibits
10.29	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).

10.30	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

10.31	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).

10.32	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).

10.33	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).

10.34	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.35	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.36	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.37	—	Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.38	—	Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.39	—	Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.40	—	Executive Severance and Restrictive Covenant Agreement by and between LifePoint CSGP, LLC and William F. Carpenter III, dated December 11, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated December 15, 2006, File No. 000-51251).

10.41	—	Agreement to Cooperate and General Release, entered into on May 4, 2007, by and between LifePoint Hospitals, CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).

12.1	—	Ratio of Earnings to Fixed Charges

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Compensation Plans and Arrangements
     The following is a list of all of our compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:
1.	LifePoint Hospitals, Inc. Amended and Restated 1998 Long Term Incentive Plan, as amended (filed as Exhibit 10.12)

2.	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.13)

3.	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed as Exhibit 10.14)

4.	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.15)

5.	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (filed as Exhibit 10.16)

6.	LifePoint Hospitals, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibits 10.17, 10.18 and 10.19)

7.	LifePoint Hospitals, Inc. Change in Control Severance Plan (filed as Exhibit 10.20)

8.	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (filed as Exhibit 10.21)

9.	Form of Outside Directors Restricted Stock Agreement (filed as Exhibit 10.22)

10.	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibits 10.23, 10.24 and 10.25)

11.	Employment Agreement of Kenneth C. Donahey, as amended and restated (filed as Exhibit 10.26)

12.	Separation Agreement of Kenneth C. Donahey (filed as Exhibit 10.27)

13.	Executive Severance and Restrictive Covenant Agreement of William F. Carpenter III (filed as Exhibit 10.40)

14.	Agreement to Cooperate and General Release of Michael J. Culotta (filed as Exhibit 10.41)

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
     The Board of Directors, acting through its Audit and Compliance Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit and Compliance Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit and Compliance Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit and Compliance Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit and Compliance Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the internal control system as they are identified. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit and Compliance Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit and Compliance Committee.
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
     The Company assessed its internal control system as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2007, its system of internal control over financial reporting was effective.
     The consolidated financial statements have been audited by the independent registered public accounting firm of Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm’s attestation report on the Company’s internal control over financial reporting, are also presented within this document.

/s/ William F. Carpenter III	/s/ David M. Dill
President and Chief Executive Officer	Chief Financial Officer
Brentwood, Tennessee
February 18, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited LifePoint Hospitals, Inc.’s (the “Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 18, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2008

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2007
(Dollars in millions, except per share amounts)

	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$12.2	$53.1
Accounts receivable, less allowances for doubtful accounts of $326.2 and $376.3 at December 31, 2006 and 2007, respectively	321.6	304.5
Inventories	65.9	69.3
Assets held for sale	155.1	—
Prepaid expenses	12.6	12.4
Income taxes receivable	11.2	27.9
Deferred tax assets	49.2	113.6
Other current assets	20.6	20.6

	648.4	601.4
Property and equipment:
Land	76.8	72.8
Buildings and improvements	1,061.5	1,219.6
Equipment	597.7	674.1
Construction in progress (estimated cost to complete and equip after December 31, 2007 is $72.8)	72.0	34.1

	1,808.0	2,000.6
Accumulated depreciation	(468.6)	(582.9)

	1,339.4	1,417.7

Deferred loan costs, net	31.1	38.6
Intangible assets, net	33.7	52.4
Other	4.5	4.4
Goodwill	1,581.3	1,512.0

	$3,638.4	$3,626.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.4	$95.6
Accrued salaries	68.3	66.7
Other current liabilities	127.1	98.7
Current maturities of long-term debt	0.5	0.5

	304.3	261.5

Long-term debt	1,668.4	1,516.9
Deferred income taxes	120.5	113.2
Professional and general liability claims and other liabilities	82.3	120.0
Long-term income tax liability	—	55.5

Minority interests in equity of consolidated entities	12.9	15.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 57,365,018 and 58,101,477 shares issued at December 31, 2006 and 2007, respectively	0.6	0.6
Capital in excess of par value	1,044.4	1,084.9
Unearned ESOP compensation	(6.4)	(3.1)
Accumulated other comprehensive loss	(9.6)	(19.8)
Retained earnings	421.0	522.8
Common stock in treasury, at cost, 1,356,487 shares at December 31, 2007	—	(41.2)

	1,450.0	1,544.2

	$3,638.4	$3,626.5

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2006 and 2007
(In millions, except per share amounts)

	2005	2006	2007
Revenues	$1,809.1	$2,397.2	$2,630.1

Salaries and benefits	723.0	944.0	1,034.6
Supplies	247.0	336.1	362.0
Other operating expenses	300.4	410.0	478.8
Provision for doubtful accounts	183.3	257.4	314.2
Depreciation and amortization	97.5	107.8	132.4
Interest expense, net	59.3	102.2	95.7
Debt retirement costs	12.2	—	—
Transaction costs	43.2	—	—

	1,665.9	2,157.5	2,417.7

Income from continuing operations before minority interests and income taxes	143.2	239.7	212.4
Minority interests in earnings of consolidated entities	1.1	1.3	1.9

Income from continuing operations before income taxes	142.1	238.4	210.5
Provision for income taxes	59.9	93.9	84.6

Income from continuing operations	82.2	144.5	125.9

Discontinued operations, net of income taxes:
Loss from discontinued operations	(2.8)	(3.2)	(6.8)
Impairment charge	(5.8)	—	(16.5)
Gain (loss) on sale of hospitals	(0.7)	4.2	(0.6)

Income (loss) from discontinued operations	(9.3)	1.0	(23.9)
Cumulative effect of change in accounting principle, net of income taxes	—	0.7	—

Net income	$72.9	$146.2	$102.0

Basic earnings (loss) per share:
Continuing operations	$1.64	$2.60	$2.24
Discontinued operations	(0.19)	0.02	(0.42)
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.45	$2.63	$1.82

Diluted earnings (loss) per share:
Continuing operations	$1.61	$2.57	$2.20
Discontinued operations	(0.18)	0.02	(0.41)
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.43	$2.60	$1.79

Weighted average shares and dilutive securities outstanding:
Basic	50.1	55.6	56.2

Diluted	53.2	56.3	57.2

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2006 and 2007
(In millions)

	2005	2006	2007
Cash flows from operating activities:
Net income	$72.9	$146.2	$102.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	9.3	(1.0)	23.9
Cumulative effect of change in accounting principle, net of income taxes	—	(0.7)	—
Stock-based compensation	6.5	13.2	18.8
ESOP expense (non-cash portion)	12.0	9.1	9.0
Depreciation and amortization	97.5	107.8	132.4
Amortization of deferred loan costs	4.0	5.3	6.7
Debt retirement costs	12.2	—	—
Transaction costs	43.2	—	—
Minority interests in earnings of consolidated entities	1.1	1.3	1.9
Deferred income (benefit) taxes	(3.2)	45.2	(14.9)
Reserve for professional and general liability claims, net	1.8	6.2	5.1
Excess tax benefits from employee stock plans	8.9	—	—
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(24.1)	(46.8)	(8.8)
Inventories and other current assets	11.1	(11.4)	(6.2)
Accounts payable and accrued expenses	20.6	21.5	(29.5)
Income taxes payable /receivable	20.5	(31.4)	(4.0)
Other	1.3	(0.1)	4.2

Net cash provided by operating activities-continuing operations	295.6	264.4	240.6
Net cash provided by (used in) operating activities-discontinued operations	5.8	(18.5)	22.5

Net cash provided by operating activities	301.4	245.9	263.1

Cash flows from investing activities:
Purchase of property and equipment	(165.5)	(196.3)	(164.1)
Acquisitions, net of cash acquired	(963.6)	(281.3)	—
Other	0.3	(3.6)	0.5

Net cash used in investing activities-continuing operations	(1,128.8)	(481.2)	(163.6)
Net cash provided by investing activities-discontinued operations	27.9	65.8	107.4

Net cash used in investing activities	(1,100.9)	(415.4)	(56.2)

Cash flows from financing activities:
Proceeds from borrowings	1,967.0	260.0	615.0
Payments of borrowings	(1,156.9)	(110.0)	(765.9)
Proceeds from exercise of stock options	43.6	0.6	12.7
Proceeds from employee stock purchase plans	2.2	3.0	1.3
Proceeds for the completion of a new hospital	—	—	14.7
Payment of debt issue costs	(40.7)	(1.0)	(14.2)
Purchases of treasury stock	—	—	(29.0)
Other	(3.9)	(1.3)	(0.6)

Net cash provided by (used in) financing activities	811.3	151.3	(166.0)

Change in cash and cash equivalents	11.8	(18.2)	40.9
Cash and cash equivalents at beginning of year	18.6	30.4	12.2

Cash and cash equivalents at end of year	$30.4	$12.2	$53.1

Supplemental disclosure of cash flow information:
Interest payments	$55.7	$107.2	$95.6

Capitalized interest	$3.0	$1.2	$1.7

Income taxes paid, net	$32.0	$75.8	$103.2

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2006 and 2007
(In millions)

					Unearned	Accumulated
			Capital in	Unearned	Compensation	Other
	Common Stock		Excess of	ESOP	on Nonvested	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Loss	Earnings	Stock	Total
Balance at December 31, 2004	38.9	$0.4	$332.6	$(12.9)	$(4.5)	$—	$222.8	$(28.9)	$509.5
Net income	—	—	—	—	—	—	72.9	—	72.9
Non-cash ESOP compensation earned	—	—	8.8	3.2	—	—	—	—	12.0
Exercise of stock options, including tax benefits and other	1.5	—	52.6	—	—	—	—	—	52.6
Stock activity in connection with employee stock purchase plans	0.1	—	1.4	—	—	—	(2.4)	—	(1.0)
Nonvested stock issued to key employees and outside directors, net of forfeitures	0.8	—	37.2	—	(37.2)	—	—	—	—
Amortization of nonvested stock grants	—	—	—	—	6.7	—	—	—	6.7
Common stock issued in connection with the Province Business Combination	15.0	0.2	595.7	—	—	—	—	—	595.9
Change of control vesting in connection with the Province Business Combination	—	—	—	—	4.0	—	—	—	4.0
Conversion of convertible notes to common stock	0.8	—	35.2	—	—	—	—	—	35.2
Retirement of treasury stock	—	—	(10.4)	—	—	—	(18.5)	28.9	—

Balance at December 31, 2005	57.1	0.6	1,053.1	(9.7)	(31.0)	—	274.8	—	1,287.8
Comprehensive income:
Net income	—	—	—	—	—	—	146.2	—	146.2
Net change in fair value of interest rate swap, net of tax benefit of $5.1	—	—	—	—	—	(9.6)	—	—	(9.6)

Total comprehensive income									136.6

Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—	—	—
Non-cash ESOP compensation earned	—	—	6.4	3.3	—	—	—	—	9.7
Exercise of stock options, including tax benefits and other	—	—	0.6	—	—	—	—	—	0.6
Stock activity in connection with employee stock purchase plans	—	—	3.0	—	—	—	—	—	3.0
Stock-based compensation — nonvested stock	—	—	6.5	—	—	—	—	—	6.5
Stock-based compensation — stock options	—	—	5.8	—	—	—	—	—	5.8
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—	—	—

Balance at December 31, 2006	57.4	0.6	1,044.4	(6.4)	—	(9.6)	421.0	—	1,450.0
Comprehensive income:
Net income	—	—	—	—	—	—	102.0	—	102.0
Net change in fair value of interest rate swap, net of tax benefit of $5.8	—	—	—	—	—	(10.2)	—	—	(10.2)

Total comprehensive income									91.8

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	—	(0.2)	—	(0.2)
Non-cash ESOP compensation earned	—	—	6.2	3.3	—	—	—	—	9.5
Exercise of stock options, including tax benefits and other	0.4	—	13.9	—	—	—	—	—	13.9
Stock activity in connection with employee stock purchase plans	—	—	1.6	—	—	—	—	—	1.6
Stock-based compensation — nonvested stock	—	—	11.7	—	—	—	—	—	11.7
Stock-based compensation — stock options	—	—	7.1	—	—	—	—	—	7.1
Nonvested stock issued to key employees, net of forfeitures	0.3	—	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	(1.4)	—	—	—	—	—	—	(41.2)	(41.2)

Balance at December 31, 2007	56.7	$0.6	$1,084.9	$(3.1)	$–	$(19.8)	$522.8	$(41.2)	$1,544.2

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
     At December 31, 2007, the Company operated 49 hospitals, including one hospital that is held for disposal. In all but five of the communities in which its hospitals are located, LifePoint is the only provider of acute care hospital services. The Company’s hospitals are geographically diversified across 18 states — Alabama, Arizona, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Nevada, New Mexico, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. Effective January 1, 2006, the Company reclassified its LifePoint Employee Stock Ownership Plan (the “ESOP”) expense into its salaries and benefits expense because its ESOP expense consists partially of cash payments. ESOP expense for the year ended December 31, 2005 has been reclassified to conform to the current presentation. This reclassification, along with the reclassification of the Company’s discontinued operations, have no impact on its total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.
Discontinued Operations
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has presented the operating results, financial position and cash flows of Bartow Memorial Hospital (“Bartow”), Ashland Regional Medical Center (“Ashland”), Medical Center of Southern Indiana (“Southern Indiana”), Palo Verde Hospital (“Palo Verde”), Smith County Memorial Hospital (“Smith County”), St. Joseph’s Hospital (“St. Joseph’s”), Saint Francis Hospital (“Saint Francis”), Colorado River Medical Center (“Colorado River”) and Coastal Carolina Medical Center (“Coastal”) as discontinued operations in the accompanying consolidated financial statements. The results of operations of these nine hospitals have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and certain assets of these nine hospitals are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheets, as further described in Note 3.

General and Administrative Costs
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $51.5 million, $77.2 million and $84.2 million for the years ended December 31, 2005, 2006, and 2007, respectively.
Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     Long–Term Debt. The Company’s 3 1/2% Convertible Senior Subordinated Notes (the “3 1/2% Notes”) and 3 1/4% Convertible Senior Subordinated Debentures (the “3 1/4% Debentures”) were the only significant long-term debt instruments where the carrying amounts differed from the fair value as of December 31, 2006 and 2007. As of December 31, 2006, the carrying amount and the fair value of the 3 1/4% Debentures were approximately $225.0 million and $202.5 million, respectively. As of December 31, 2007, the carrying amount and fair value of the 3 1/4% Debentures were approximately $225.0 million and $194.1 million, respectively. As of December 31, 2007, the carrying amount and fair value of the 3 1/2% Notes were approximately $575.0 million and $513.2 million, respectively. The carrying amounts of the Company’s remaining long-term debt instruments approximate fair value, as they are subject to variable rates of interest. The fair values of the Company’s 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at December 29, 2006 and December 31, 2007.
     Interest Rate Swap. The fair value of the Company’s interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The Company has designated its interest rate swap as a cash flow hedge instrument which is recorded in the Company’s consolidated balance sheet at its fair value. The fair value of the Company’s interest rate swap at December 31, 2006 and 2007 reflected a liability of approximately $14.7 million and $31.0 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets. The Company’s interest rate swap is further described in Note 6.
Revenue Recognition and Allowance for Contractual Discounts
     The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.
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
     Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. For the years ended December 31, 2005, 2006 and 2007, the Company estimates that services provided under its charity/indigent care programs approximated $23.8 million, $42.0 million and $51.5 million, respectively. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

     Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated third-party payor settlements resulted in increases to revenues of $9.4 million, $13.5 million and $9.1 million, increases to net income by approximately $5.4 million, $8.2 million $5.4 million, and increases to diluted earnings per share by approximately $0.10, $0.15 and $0.09, for the years ended December 31, 2005, 2006, and 2007, respectively. The net estimated third party payor settlements due to the Company as of December 31, 2006 and 2007 included in accounts receivable, less allowances for doubtful accounts, in the accompanying consolidated balance sheets were approximately $2.3 million and $5.1 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.
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
Concentration of Revenues
     During the years ended December 31, 2005, 2006, and 2007, approximately 45.9%, 44.9% and 42.4%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.
     The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years indicated:

	Hospitals	Percentage of
	in State as of	Total Revenues
State	December 31, 2007	2005	2006	2007
Kentucky	8	21.4%	16.9%	16.6%
Virginia	4	10.5	14.3	14.1
Louisiana	6	9.5	8.8	8.7
West Virginia	2	4.3	6.4	8.7
New Mexico	2	7.6	8.8	8.6
Tennessee	6	10.6	8.3	8.0
Alabama	5	9.0	7.8	7.3
Arizona	2	3.6	5.5	6.4
Texas	3	5.3	5.7	5.1
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured in limited amounts.
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
     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances	Additions	Accounts
	at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of		at End
	of Year	Expenses(a)	Recoveries	Acquisitions	of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$103.6	$216.1	$(174.3)	$106.0	$251.4
Year ended December 31, 2006	251.4	273.7	(198.9)	—	326.2
Year ended December 31, 2007	326.2	324.0	(273.9)	—	376.3

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.
Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market and are composed of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.
Long-Lived Assets
(a)  Property and Equipment
     Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Other acquisitions of property and equipment are recorded at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Allocated interest on funds used to pay for the construction or purchase of major capital additions is included in the cost of each capital addition.
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
     Depreciation expense was $96.2 million, $106.1 million and $130.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.
     As of December 31, 2007, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31 (in millions):

	2006	2007
Buildings and improvements	$170.1	$204.5
Equipment	18.6	34.6

	188.7	239.1
Accumulated amortization	(19.8)	(34.8)

	$168.9	$204.3

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $5.8 million and $16.5 million impairment charge, net of income tax benefits, in discontinued operations during the years ended December 31, 2005 and 2007, respectively, as further described in Note 3.
(b) Deferred Loan Costs
     The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.
(c) Goodwill and Intangible Assets
     The Company accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company performed its annual impairment tests as of October 1, 2005, 2006 and 2007, and did not incur an impairment charge. The Company’s business comprises a single operating reporting unit for impairment test purposes.
     The Company’s intangible assets relate to contract-based physician minimum revenue guarantees, certificates of need and non-competition agreements. Contract-based physician minimum revenue guarantees and non-competition agreements are amortized over the terms of the agreements. The certificates of need have been determined to have indefinite lives and, accordingly, are not amortized. The Company’s goodwill and intangible assets are further described in Note 4.
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
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosure. On January 1, 2007, the Company adopted FIN 48 and elected to continue its historical practice of classifying interest and penalties as a component of income tax expense. The impact of the adoption of FIN 48 and activity during the year ended December 31, 2007, are further described in Note 5.
Point of Life Indemnity, Ltd.
     In March 2006, the Company was approved by the Cayman Islands Monetary Authority to operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which operates as a wholly-owned subsidiary of the Company, issues malpractice insurance policies to certain of the Company’s employed physicians and voluntary attending physicians. When earned, fees charged to voluntary attending physicians are included in revenues in the accompanying consolidated statements of operations and approximated $1.3 million and $1.7 million during the years ended December 31, 2006 and 2007. Fees charged to employed physicians are eliminated in consolidation. Reserves for the current estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and included as a component of the Company’s reserves for professional and general liability claims and other liabilities in the accompanying consolidated balance sheets as of December 31, 2006 and 2007, as discussed below.

Professional and General Liability Claims
     Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding a range of $10.0 million to $25.0 million in the years ended December 31, 2005, 2006 and 2007, with the exception of facilities located in states having state-specific medical malpractice programs.
     The Company’s reserves for professional and general liability claims are based upon two separate actuarial calculations completed quarterly, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates, which are discounted to present value using a 5.0% discount rate. The reserve for professional and general liability claims as of the balance sheet dates reflect the current estimate of all outstanding losses, including incurred but not reported losses. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional and general liability claims was $62.4 million and $69.4 million at December 31, 2006 and 2007, respectively.
     The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for professional and general liability claims, including the transaction costs discussed below, for the years ended December 31, 2005, 2006 and 2007, was approximately $18.2 million, $19.5 million and $29.6 million, respectively.
     The Company utilized the results of actuarial calculations completed for the facilities acquired in connection with the Province Business Combination (as hereinafter defined) effective April 15, 2005, as further discussed in Note 2, to conform to the Company’s methodology with respect to reserves for professional and general liability claims. The results of these actuarial calculations increased the balance sheet reserve for professional and general liability claims of the facilities acquired in connection with the Province Business Combination by $6.8 million, or $4.2 million net of income taxes ($0.08 net income per diluted share). This adjustment was recorded as transaction costs in the Company’s consolidated statement of operations for the year ended December 31, 2005.
     Additionally, during the years ended December 31, 2005, 2006 and 2007, the results of the Company’s quarterly completed actuarial calculations resulted in changes to the Company’s reserve levels of professional and general liability claims for prior years. As a result, this reduced the Company’s related professional and general liability insurance expense by $11.0 million and $11.8 million, which increased the Company’s net income by approximately $6.6 million ($0.13 net income per diluted share) and $7.2 million ($0.13 net income per diluted share), for the years ended December 31, 2005 and 2006, respectively. For the year ended December 31, 2007, this increased the Company’s related professional and general liability insurance expense by $1.2 million, which reduced the Company’s net income by approximately $0.7 million ($0.01 net income per diluted share).
Workers’ Compensation Reserves
     Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding $1.0 million for the years ended December 31, 2005 and 2006 and $2.0 million for the year ended December 31, 2007. The Company’s facilities located in West Virginia and Wyoming are required to participate in state-specific programs rather than the Company’s established program.
     The Company’s reserve for workers’ compensation is based upon an annual actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are discounted to present value using a 5.0% discount rate and are reviewed on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses. The loss estimates included in the actuarial calculation may change based upon updated facts and circumstances. The Company’s reserve for worker’s compensation claims was $10.7 million and $13.0 million at December 31, 2006 and 2007, respectively.

     The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for workers’ compensation claims from continuing operations for the years ended December 31, 2005, 2006 and 2007 was approximately $10.1 million, $9.3 million and $11.9 million, respectively.
Self-Insured Medical Benefits
     The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation of the incurred but not reported lag period as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $13.7 million and $14.3 million at December 31, 2006 and 2007, respectively.
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
Segment Reporting
     The Company has five operating divisions as of December 31, 2007. Each of these five operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and SFAS No. 142.
     The Company has determined that its five operating divisions comprise one segment because of their similar economic characteristics in accordance with paragraph 17 of SFAS No. 131 for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of the Company’s five operating divisions;

•	the healthcare services provided by each of the Company’s operating divisions are generally the same;

•	the healthcare services provided by each of the Company’s operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians, and others employed or contracted at each of the Company’s hospitals; and

•	the healthcare regulatory environment is generally similar for each of the Company’s five operating divisions.
     Additionally, as discussed in Emerging Issues Task Force (“EITF”) Topic D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142” (“EITF D-101”), the Company determined that its five operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:
•	the way the Company manages its operations and extent to which its acquired facilities are integrated into its existing operations as a single reporting unit;

•	the Company’s goodwill is recoverable from the collective operations of its five operating divisions and not individually from one single operating division;

•	its operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and

•	because of the collective size of its five operating divisions, each division benefits from its participation in a group purchasing organization.

Stock-Based Compensation
     The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as described in Note 7. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company did not record any stock-based employee compensation expense for stock options granted under its stock-based incentive plans prior to January 1, 2006, as all stock options granted under those plans had exercise prices equal to the fair market value of the Company’s common stock on the day prior to the date of the grant. The Company also did not record any compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”) prior to January 1, 2006, as the purchase price of the stock was not less than 85% of the lower of the fair market values of its common stock at the beginning of each offering period or at the end of each purchase period. Also, in accordance with APB 25, the Company recorded compensation expense for its nonvested stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” prior to January 1, 2006, the Company disclosed its pro forma net income or loss and pro forma expense for its stock-based incentive programs.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the years ended December 31, 2006 and 2007, included: (i) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provision of SAB 107 in its adoption of SFAS No. 123(R). The impact of adopting SFAS No. 123(R) and the assumptions used to calculate the fair value of stock-based compensation are set forth in Note 7.
Earnings (Loss) Per Share
     Earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares, adjusted for the shares issued to the ESOP. As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, which is discussed further in Note 6. The computation of the Company’s basic and diluted EPS is set forth in Note 9.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which they are initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.
     On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact that SFAS No. 141(R) will have on its results of operations or financial position, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.
     SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of EPS amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS No. 160 will have on its results of operations or financial position.
Note 2.  Acquisitions
Acquisitions – 2006
Four Former HCA Hospitals
     Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four hospitals that the Company acquired were 200-bed Clinch Valley Medical Center, Richlands, Virginia; 325-bed St. Joseph’s Hospital, Parkersburg, West Virginia (“St. Joseph’s”); 155-bed Saint Francis Hospital, Charleston, West Virginia (“Saint Francis”); and 369-bed Raleigh General Hospital, Beckley, West Virginia (collectively the “Four Former HCA Hospitals”). The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition.
     Under the purchase method of accounting, in accordance with SFAS No. 141, the total purchase price of the Four Former HCA Hospitals was allocated to the net tangible and intangible assets based upon their estimated fair values as of July 1, 2006. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. The results of operations of these hospitals are included in LifePoint’s results of operations beginning July 1, 2006. The Company finalized the purchase price allocation for the Four Former HCA Hospitals during the third quarter of 2007.

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

     The Company classified St. Joseph’s and Saint Francis as assets held for sale/discontinued operations, in accordance with the provisions of SFAS No. 144, effective as of the acquisition date of July 1, 2006. The Company sold Saint Francis effective January 1, 2007 and St. Joseph’s effective May 1, 2007, as further discussed in Note 3.
Havasu Joint Venture
     Effective September 1, 2006, Havasu Surgery Center, Inc., (“HSC”), an Arizona corporation owned by physicians and other individuals transferred substantially all of its assets to Havasu Regional Medical Center, LLC, a newly-formed Delaware limited liability company (the “Havasu LLC”), in exchange for all of the Class A units in the Havasu LLC, plus cash. Also effective September 1, 2006, PHC-Lake Havasu, Inc., a wholly-owned subsidiary of the Company which operated Havasu Regional Medical Center (“HRMC”), contributed to the Havasu LLC substantially all of the assets used in the operation of HRMC (except for real estate and home health assets), plus cash, in exchange for all of the Class B units in the Havasu LLC (the “Class B Units”). The Class B Units represented approximately a 96% equity interest in the Havasu LLC. The Company accounted for the HSC transaction as an acquisition with a purchase price of approximately $27.0 million, which consisted of $18.9 million in cash and a non-cash $8.1 million capital contribution from the minority physician partners. Goodwill recognized in connection with the acquisition of the HSC totaled $8.9 million.
Acquisitions – 2005
Business Combination with Province Healthcare Company
     On April 15, 2005 (the “Effective Date”), pursuant to the Agreement and Plan of Merger, dated as of August 15, 2004, by and among Historic LifePoint Hospitals, Inc. (formerly LifePoint Hospitals, Inc.) (“Historic LifePoint”), the Company, Lakers Acquisition Corp. (“LifePoint Merger Sub”), Pacers Acquisition Corp. (“Province Merger Sub”) and Province Healthcare Company (“Province”), as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, and Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005 (as amended, the “Merger Agreement”), the Company acquired all of the outstanding capital stock of each of Historic LifePoint and Province through the merger of LifePoint Merger Sub with and into Historic LifePoint, with Historic LifePoint continuing as the surviving corporation of such merger (the “LifePoint Merger”), and the merger of Province Merger Sub with and into Province, with Province continuing as the surviving corporation of such merger, and together with the LifePoint Merger, the (“Province Business Combination”). As a result of the Province Business Combination, each of Historic LifePoint and Province is now a wholly-owned subsidiary of the Company.
     Pursuant to the Merger Agreement, on the Effective Date, the shares of Common Stock, par value $0.01 per share, of Historic LifePoint (“Historic LifePoint Common Stock”) outstanding as of the Effective Date were converted into shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) on a one-for-one basis without any action required to be taken by the holders of such shares of Historic LifePoint Common Stock. Each share of common stock, par value $0.01 per share, of Province (“Province Common Stock”)outstanding as of the Effective Date (other than any shares with respect to which appraisal rights had been perfected) was converted into the right to receive $11.375 in cash and 0.2917 of a share of Company Common Stock.

The Company issued 15.0 million shares of its common stock, assumed $511.6 million of Province’s outstanding debt and paid $586.3 million of cash to the stockholders and option holders of Province.
     As a result of the Province Business Combination, the Company became the successor to Historic LifePoint and succeeded to Historic LifePoint’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(c) promulgated under the Exchange Act, the outstanding shares of Company Common Stock, together with the associated rights to purchase preferred stock issued pursuant to the Rights Agreement, dated as of April 15, 2005 (as it may be amended and supplemented from time to time, the “Rights Agreement”), between the Company and National City Bank, as Rights Agent, are deemed to be registered under Section 12(g) of the Exchange Act. As a result of the Province Business Combination, the Company retired the Historic LifePoint treasury stock of $28.9 million as of April 15, 2005. The results of operations of Province are included in LifePoint’s results of operations beginning April 16, 2005.
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

$1,798.2

     Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to Province’s net tangible and intangible assets based upon their estimated fair values as of April 15, 2005. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. The estimated fair value of Company Common Stock issued was based on the $39.63 average share price of Historic LifePoint Common Stock as of February 22, 2005, which is in accordance with Emerging Issues Task Force Issue Number 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF No. 99-12”). As stated in paragraph 7 in EITF No. 99-12, the measurement date is the earliest date, from the date the terms of the acquisition are agreed to and announced to the date of final application of the formula pursuant to the acquisition agreement, on which subsequent applications of the formula do not result in a change in the number of shares or the amount of other consideration.
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

     The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$2.7
Accounts receivable, net	122.1
Inventories	21.0
Prepaid expenses	4.6
Other current assets	15.7
Property and equipment	575.6
Other long-term assets	15.8
Goodwill	1,177.1

Total assets acquired	1,934.6

Accounts payable	33.0
Accrued salaries	28.1
Other current liabilities	43.4
Long-term debt	511.6
Professional and general liability claims and other liabilities	29.9
Minority interests in equity of consolidated entities	2.0

Total liabilities assumed	648.0

Net assets acquired	$1,286.6

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

$43.2

     The adjustment to acquired accounts receivable reflects the impact of conforming Province’s accounting treatment regarding the estimation of the net realizable value of accounts receivable to the Company’s accounting policy. The adjustment to assumed liabilities primarily represents the results of the Company’s actuarial valuation calculations of professional and general liability claims assumed in the Province Business Combination. In addition, the Company expensed as transaction costs the bonus amounts paid to retain employees from Province that are employed by the Company and compensation expense primarily related to the change-of-control vesting of the Company’s non-vested stock grants at April 15, 2005.
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
     The acquisitions of WCCH and DRMC were accounted for using the purchase method of accounting. The results of operations of the Company’s 2005 acquisitions are included in the Company’s results of operations beginning on their acquisition dates. The purchase prices of the 2005 acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Impact of Final Valuations of Fixed Assets
     In connection with the purchase price allocation, the Company recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the year ended December 31, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than the Company originally anticipated in the preliminary purchase price allocations.
     In connection with the finalization of the purchase price allocations of both DRMC and Province, the Company recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million, net of income taxes), or $0.14 per diluted share, during the year ended December 31, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment than originally anticipated in the preliminary purchase price allocations.
Unaudited Pro Forma Results of Operations
     The following unaudited pro forma results of operations of the Company for the year ended December 31, 2005 assume that the Province Business Combination and acquisitions of DRMC and WCCH all occurred on January 1, 2005. The pro forma results of operations for the Company’s 2006 acquisitions have not been included because the continuing operations of these acquisitions are not considered material to the Company. The pro forma amounts include certain adjustments, including interest expense and taxes. Additionally, the pro forma amounts reflect the final value allocations of certain property and equipment for both DRMC and Province, which as previously discussed were lower than originally anticipated in the preliminary purchase price allocations.
     As a result of the Province Business Combination, the Company recognized a non-recurring pre-tax charge for transaction costs of $43.2 million. The Company also recognized non-recurring pre-tax charges for debt retirement costs of $12.2 million for the year ended December 31, 2005. These non-recurring charges are reflected in the following unaudited pro forma results operations for the year ended December 31, 2005.
     These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations for the year ended December 31, 2005 (in millions, except per share amounts):

Revenues	$2,195.5
Income from continuing operations	107.9
Net income	97.6

Earnings per share:
Basic:
Income from continuing operations	$1.99
Net income	$1.79
Diluted:
Income from continuing operations	$1.94
Net income	$1.75
Note 3.  Discontinued Operations
Coastal Carolina Medical Center
     Effective July 1, 2007, the Company completed the sale of Coastal to Tenet Healthcare Corporation for $35.0 million plus adjustments for working capital and other items. In connection with the sale, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 per diluted share, in discontinued operations during the year ended December 31, 2007.

     The following table sets forth the calculation of Coastal’s impairment charge (in millions):

Cash proceeds from sale	$35.4
Less assets sold:
Property and equipment	(28.5)
Goodwill	(14.1)
Intangible assets	(0.5)
Net working capital	0.1

(7.6)
Income tax provision	(0.2)

$(7.8)

Colorado River Medical Center
     In March 2007, the Company, through its indirect wholly-owned subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximates the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Board of Trustees that terminates the existing lease agreement effective March 2008. The Company anticipates transferring Colorado River to the Board of Trustees, which will operate Colorado River following closing. In connection with the signing of the letter of intent and definitive agreement, the Company recognized an impairment charge $8.7 million, net of income taxes, or $0.15 per diluted share, in discontinued operations for the year ended December 31, 2007. The impairment charge relates to goodwill impairment, the property and equipment and net working capital to be transferred to the Board of Trustees, for which the Company anticipates receiving no consideration.
     The following table sets forth the components of Colorado River’s impairment charge for the year ended December 31, 2007 (in millions):

Property and equipment	$(4.9)
Net working capital	(4.7)
Goodwill	(3.1)

(12.7)
Income tax benefit	4.0

$(8.7)

Two Former HCA Hospitals
     In connection with the acquisition of four hospitals from HCA effective July 1, 2006, the Company committed to a plan to divest two of the acquired hospitals, St. Joseph’s and Saint Francis. The Company sold Saint Francis effective January 1, 2007 to Herbert J. Thomas Memorial Hospital Association and St. Joseph’s effective May 1, 2007 to Signature Hospital, LLC.
Smith County Memorial Hospital
     In February 2006, the Company announced that it had entered into a definitive agreement to sell Smith County, located in Carthage, Tennessee, to Sumner Regional Health System. The Company completed the sale of Smith County effective March 31, 2006 and recognized a gain on the sale of approximately $3.8 million, net of income taxes, or $0.07 per diluted share, during the year ended December 31, 2006.

Three Former Province Hospitals
      During the second quarter of 2005, subsequent to the Province Business Combination, the Company’s management committed to a plan to divest three hospitals acquired in the Province Business Combination: Southern Indiana, located in Charlestown, Indiana; Ashland, located in Ashland, Pennsylvania; and Palo Verde, located in Blythe, California. The Company completed the sale of both Southern Indiana and Ashland to Saint Catherine Healthcare effective May 1, 2006. The Company divested Palo Verde on December 31, 2005 by terminating the lease of that hospital and returning it to the Hospital District of Palo Verde. In connection with the disposal of Palo Verde, the Company recognized an impairment charge of $5.8 million, net of income taxes, or $0.10 loss per diluted share, in discontinued operations in the year ended December 31, 2005. The impairment charge related to the assets of Palo Verde disposed by the Company for which it received $1.0 million of consideration.
     The following table sets forth the components of the impairment charge (in millions):

Current assets	$4.2
Property and equipment	1.7
Goodwill	3.0

8.9
Income tax benefit	(3.1)

$5.8

Bartow Memorial Hospital
     During the third quarter of 2004, the Company committed to a plan to divest Bartow, located in Bartow, Florida. On March 31, 2005, the Company sold Bartow and recognized a net loss on the sale of approximately $0.8 million, most of which related to tax expense attributable to non-deductible goodwill.
Impact of Discontinued Operations
     The results of operations, net of income taxes, of Coastal, Colorado River, St. Joseph’s, Saint Francis, Smith County, Southern Indiana, Ashland, Palo Verde and Bartow are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144.
     The Company allocated to discontinued operations interest expense of $1.4 million, $5.7 million and $2.6 million for the years ended December 31, 2005, 2006 and 2007, respectively. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations was based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations was based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.
     The revenues and loss before income taxes, excluding impairment of assets and gain (loss) on sale of hospitals, of discontinued operations for the years ended December 31, 2005, 2006 and 2007 were as follows (in millions):

	2005	2006	2007
Revenues	$94.1	$150.9	$58.9
Loss before income taxes	(4.5)	(4.1)	(9.9)

     The following table presents the changes in the Company’s assets held for sale for the year ended December 31, 2007 (in millions):

	Current	Property and	Intangible
	Assets	Equipment	Assets, Net	Total
Balance at December 31, 2006	$14.1	$140.6	$0.4	$155.1
Sale of Saint Francis	(3.7)	(37.9)	(0.2)	(41.8)
Impairment of Colorado River	(4.3)	(5.1)	—	(9.4)
Sale of St. Joseph’s	(4.7)	(68.5)	(0.2)	(73.4)
Sale of Coastal	(1.4)	(29.1)	—	(30.5)

Balance at December 31, 2007	$—	$—	$—	$—

Note 4.  Goodwill and Intangible Assets
     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 (in millions):

Balance at December 31, 2005	$1,449.9
Goodwill acquired as part of acquisitions during 2006	108.7
Consideration adjustments and adjustments to purchase price allocations for 2005 acquisitions and Province Business Combination	22.7

Balance at December 31, 2006	1,581.3
Impairment related to Colorado River	(3.1)
Sale of Coastal (including impairment of $7.1 million)	(14.1)
Consideration adjustments and adjustments to purchase price allocations for acquisitions	(52.1)

Balance at December 31, 2007	$1,512.0

     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, (in millions):

	Gross
	Carrying	Accumulated
Class of Intangible Asset	Amount	Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
2007	$44.0	$(8.8)	$35.2
2006	21.0	(1.7)	19.3
Non-competition agreements
2007	$17.3	$(7.0)	$10.3
2006	16.6	(4.8)	11.8
Total amortized intangible assets
2007	$61.3	$(15.8)	$45.5
2006	37.6	(6.5)	31.1
Indefinite-lived intangible assets:
Certificates of need
2007	$6.9	$—	$6.9
2006	2.6	—	2.6
Total intangible assets:
2007	$68.2	$(15.8)	$52.4
2006	40.2	(6.5)	33.7

Contract-Based Physician Minimum Revenue Guarantees
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician to assist in establishing his or her practice.
     For physician minimum revenue guarantees issued before January 1, 2006, the Company expensed the advances as they were paid to the physicians, which was typically over a period of one year. Effective January 1, 2006, the Company adopted FASB Staff Position No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees entered into after January 1, 2006 and amortizes the contract-based intangible asset to other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which is typically five years. As of December 31, 2006 and 2007, the Company’s liability balance for contract-based physician minimum revenue guarantees was $11.0 million and $15.3 million, respectively, which is included in other current liabilities in the Company’s accompanying consolidated balance sheets.
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
Amortization Expense
     Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense under FSP FIN 45-3, were as follows during the years ended December 31, 2005, 2006 and 2007 (in millions):

2005	$1.3
2006	3.4
2007	9.3
     Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2008	$9.8
2009	9.6
2010	9.0
2011	6.9
2012	3.9
Thereafter	6.3

$45.5

Note 5. Accounting for Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FIN 48. In connection with the adoption of FIN 48, the Company recorded a $52.0 million net liability for unrecognized tax benefits, and accrued interest and penalties, which was comprised of the following (in millions):

Reclassification from current deferred tax assets	$14.4
Increase to current deferred tax assets	36.9
Increase in goodwill	0.5
Cumulative impact of change recorded in retained earnings	0.2

$52.0

     A reconciliation of the beginning and ending liability for gross unrecognized tax benefits is as follows (in millions).

Balance at January 1, 2007	$51.9
Additions for tax positions of prior years	3.3
Reductions for settlements with taxing authorities	(0.9)
Reductions for lapse of statutes of limitations	(2.1)

Balance at December 31, 2007	$52.2

     The Company’s long-term income tax liability is reported in the accompanying consolidated balance sheet net of tax offsets and was comprised of the following at January 1, 2007 and December 31, 2007 (in millions):

	January 1,	December 31,
	2007	2007
Unrecognized tax benefits	$45.8	$47.0
Accrued interest and penalties	6.2	8.5

	$52.0	$55.5

     Of the $52.2 million of gross unrecognized tax benefits at December 31, 2007, $10.4 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of gross unrecognized tax benefits at December 31, 2007 are tax positions of $41.8 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
     The provisions of FIN 48 allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification, based on the accounting policy election of the company. The Company has elected to continue its historical practice of classifying interest and penalties as a component of income tax expense. During the year ended December 31, 2007, the Company recorded $3.3 million of net interest related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $0.5 million from the expiration of state statutes of limitation and interest expense of $3.8 million on unrecognized tax benefits from prior years.
     The Company’s U.S. federal income tax returns for tax years 1999 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. As a result, HCA and the IRS are currently working through the complex calculations for the many HCA tax years that are impacted. Due to the complex computations and many impacted HCA tax years (including HCA tax years preceding the spin-off of the Company from HCA), neither the Company nor HCA is currently able to estimate when the final settlement of the HCA tax years will occur. The Company cannot reach resolution of its IRS examination until after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA on May 11, 1999. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. The Company has extended the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000 and 2001 through December 31, 2009.
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
     Finally, in 2005 the IRS commenced an examination of the federal income tax return of Province, which the Company merged with effective April 15, 2005, for the year ended December 31, 2003. During the quarter ended June 30, 2007, the Company and the IRS concluded the examination of Province’s federal income tax return for the year ended December 31, 2003, with the Company making a $1.4 million payment (including interest) in settlement of all matters. Of the $1.4 million payment, $0.8 million reduced the Company’s long-term income tax liability, and $0.6 million decreased non-current deferred tax liabilities. In addition, the Company reduced its long-term income tax liability by $0.8 million and decreased the goodwill associated with the Province Business Combination in accordance with SFAS No. 109. The Company extended the statute of limitation for this return through December 31, 2007, at which time the statute of limitation lapsed. Province’s federal income tax returns for tax years 2004 through April 15, 2005 remain subject to examination by the IRS.
     The expiration of the statute of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2002 and beyond remain subject to examination by various state taxing authorities.
     Based on the outcome of these examinations or as a result of the expiration of statutes of limitation for specific taxing jurisdictions, it is reasonably possible that unrecognized tax positions could change within the next twelve months by a range of zero to $3.0 million.
     The provision for income taxes for the years ended December 31, 2005, 2006, and 2007 consists of the following (in millions):

	2005	2006	2007
Current:
Federal	$52.3	$46.3	$76.6
State	6.9	4.9	6.5

	59.2	51.2	83.1

Deferred:
Federal	0.9	37.4	(1.2)
State	(2.4)	(0.7)	(3.8)

	(1.5)	36.7	(5.0)
Increase in valuation allowance	2.2	6.0	6.5

Total	$59.9	$93.9	$84.6

     The increases in the valuation allowance during the years ended December 31, 2005, 2006 and 2007, were primarily the result of state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $565.9 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, South Carolina, Tennessee and West Virginia) with expiration dates through the year 2027.
     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31, 2005, 2006 and 2007 follows:

	2005	2006	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	1.8	1.3
ESOP expense	2.2	1.0	1.0
Valuation allowance	1.0	1.6	2.0
Other items, net	1.3	—	0.9

Effective income tax rate	42.2%	39.4%	40.2%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in millions):

	2006	2007
Deferred income tax liabilities:
Depreciation and amortization	$(152.7)	$(155.2)
Prepaid expenses	(6.9)	(2.4)
Other	(13.2)	(0.1)

Total deferred income tax liabilities	(172.8)	(157.7)

Deferred income tax assets:
Provision for doubtful accounts	43.7	84.5
Employee compensation	23.7	33.7
Professional liability claims	24.4	26.3
Interest rate swap	5.1	10.9
Other	36.6	42.1

Total deferred income tax assets	133.5	197.5
Valuation allowance	(32.0)	(39.4)

Net deferred income tax assets	101.5	158.1

Net deferred income tax assets (liabilities)	$(71.3)	$0.4

     The balance sheet classification of deferred income tax assets (liabilities) at December 31 was as follows (in millions):

	2006	2007
Current	$49.2	$113.6
Long-term	(120.5)	(113.2)

Total	$(71.3)	$0.4

     The tax benefits associated with the Company’s employee stock-based compensation plans were $8.9 million, $0.1 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carryforwards by $0.1 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively.
Note 6.  Long-Term Debt
     Long-term debt consists of the following at December 31, 2006 and 2007 (in millions):

	2006	2007
Senior Borrowings:
Credit Agreement:
Term B Loans	$1,321.9	$706.0
Revolving Loans	110.0	—

	1,431.9	706.0

Subordinated Borrowings:
Province 7 1/2% Senior Subordinated Notes	6.1	6.1
Province 4 1/4% Convertible Subordinated Notes, due 2008	0.1	0.1
3 1/2% Notes, due 2014	—	575.0
3 1/4% Debentures, due 2025	225.0	225.0

	231.2	806.2
Capital leases/other	5.8	5.2

Total long-term debt	1,668.9	1,517.4
Less: current portion	0.5	0.5

	$1,668.4	$1,516.9

     Maturities of the Company’s long-term debt at December 31, 2007 are as follows for the years indicated (in millions):

2008	$0.5
2009	0.6
2010	0.4
2011	529.9
2012	177.0
Thereafter	809.0

$1,517.4

Senior Secured Credit Facilities
     Terms
     On April 15, 2005, in connection with the Province Business Combination, the Company entered into a Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”) with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner. Effective May 11, 2007, the Company amended its Credit Agreement and increased its additional tranches available under its term B loans (the “Term B Loans”) and revolving loans (the “Revolving Loans”) by $200.0 million and $50.0 million, respectively. Additionally, the amendment allows for the issuance of up to $250.0 million in term A loans (the “Term A Loans”), which was previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Notes, as discussed further in this note.
     The Credit Agreement, as amended, provides for secured Term A Loans up to $250.0 million, Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million, all maturing on April 15, 2012. In addition, the Credit Agreement provides that the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Credit Agreement is guaranteed on a senior secured basis by the Company’s subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.
     Borrowings and Payments
       During March 2006, the Company borrowed $10.0 million under the Credit Agreement for general corporate purposes. The outstanding principal and interest were repaid before the end of March 2006. On June 30, 2006, the Company borrowed $50.0 million in the form of Term B Loans and $200.0 million in Revolving Loans to finance the acquisition of the four hospitals from HCA. During the fourth quarter of 2006, the Company repaid $90.0 million on its outstanding Revolving Loans, which included a repayment of $40.4 million from the proceeds of the sale of Saint Francis.
     During the year ended December 31, 2007, the Company repaid a portion of its outstanding Term B Loans and all of its outstanding Revolving Loans, primarily with the proceeds from the issuance of $575.0 million in 3 1/2% Notes and from the proceeds from the sales of St. Joseph’s and Coastal, as discussed in Note 3. The remaining balance of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate of $706.0 million.
     Letters of Credit and Availability
     As of December 31, 2007, the Company had $31.3 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $418.7 million as of December 31, 2007, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of December 31, 2007, all of which is available under the additional tranches.
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
     As of December 31, 2007, the applicable annual interest rate under the Term B Loans was 6.715%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 5.090% at December 31, 2007. The weighted-average applicable annual interest rate for the year ended December 31, 2007 under the Term B Loans was 7.07%.
     Covenants
     The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.50:1.00 for the periods ending on March 31, 2007 through December 31, 2007; 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is also limited with respect to amounts it may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2007
Minimum Interest Coverage Ratio	≥ 3.50:1.00	4.95
Maximum Total Leverage Ratio	≤ 4.50:1.00	3.27
Capital Expenditure Ratio	≤10.0%	6.0%

     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.
     The Company’s Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in the Company’s credit rating. However, a downgrade in the Company’s credit rating could adversely affect its ability to obtain other capital sources in the future and could increase its costs of borrowings.
3 1/2% Convertible Senior Subordinated Notes due May 15, 2014
     On May 29, 2007, the Company issued $500.0 million of its 3 1/2% Notes and on May 31, 2007, the Company issued another $75.0 million pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds of approximately $561.7 million were used to repay a portion of the Company’s outstanding borrowings under the Credit Agreement. The 3 1/2% Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15.
     The 3 1/2% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3 1/2% Notes is below a specified threshold; or (3)upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3 1/2% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.
     Subject to certain exceptions, the Company will deliver cash and shares of its common stock upon conversion of each $1,000 principal amount of our 3 1/2% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness the Company may incur in the future. If the Company does not make any payments it is obligated to make under the terms of the 3 1/2% Notes, holders may declare an event of default.
     The initial conversion rate is 19.3095 shares of Company Common Stock per $1,000 principal amount of the 3 1/2% Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, the Company will increase the conversion rate in certain circumstances.
     Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3 1/2% Notes may require the Company to purchase some or all of the 3 1/2% Notes at a purchase price in cash equal to 100% of the principal amount of the 3 1/2% Notes surrendered, plus any accrued and unpaid interest.
     The indenture for the 3 1/2% Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants or other provisions to protect holders of the 3 1/2% Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, the Company sold $225.0 million of its 3 1/4% Debentures. The net proceeds were approximately $218.4 million and were used to repay indebtedness and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
     The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures is below a specified threshold; (3) if the 3 1/4% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of the Company’s common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of the Company’s common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness the Company may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible, and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.
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
     The remaining $6.1 million outstanding principal amount of the 7 1/2% Notes bears interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. The Company may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
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
Interest Rate Swap
     On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement.

Notional Amount
Date Range	(In millions)
November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0
     The fair value of the interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from Citibank. The Company has designated the interest rate swap as a cash flow hedge instrument, which is recorded in the accompanying balance sheet at its fair value. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed its assessments of the cash flow hedge instrument at quarterly intervals during the year ended December 31, 2007, and determined the hedge to be partially ineffective in accordance with SFAS No. 133. Because the notional amounts of the interest rate swap in effect at the quarterly measurement intervals during the year ended December 31, 2007 exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.5 million related to the ineffective portion of the Company’s cash flow hedge during the year ended December 31, 2007.
     The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2006 and 2007 reflected a liability of approximately $14.7 million and $31.0 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2006 and 2007 because of decreases in market interest rates since inception.

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
Common Stock
     Holders of Company Common Stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of Company Common Stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Credit Agreement imposes restrictions on the Company’s ability to pay dividends.
Share Repurchase Program
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of Company Common Stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. The Company repurchased approximately 1.4 million shares during the year ended December 31, 2007 for an aggregate purchase price, including commissions, of approximately $41.2 million with a weighted average purchase price of $30.35 per share. Approximately $12.2 million of the $41.2 million represents an accrual included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2007. These shares have been designated by the Company as treasury stock.

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under SFAS No. 130, “Reporting Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income. For the year ended December 31, 2005, the Company had no items of comprehensive income (loss) recorded directly to stockholders’ equity. Accordingly, comprehensive income (loss) was equivalent to net income during 2005.
     On June 1, 2006, the Company entered into an interest rate swap agreement, which was effective November 30, 2006 and which the Company has designated as a cash flow hedge in accordance with SFAS No. 133. The changes in the fair value of the interest rate swap during the years ending December 31, 2006 and 2007 resulted in comprehensive losses of $14.6 million, or $9.6 million net of income taxes, and $15.9 million, or $10.2 million net of income taxes, respectively.
ESOP Compensation
     The ESOP is a defined contribution retirement plan that covers substantially all of the Company’s employees. When the ESOP was established in 1999, the ESOP purchased from the Company approximately 8.3% of the Company’s outstanding common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which is being repaid annually in equal installments over a ten year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. Shares of Company Common Stock acquired by the ESOP are held in a suspense account and are being allocated to participants at book value from the suspense account as the loan is repaid.
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
     The Company’s ESOP expense has two components: common stock and cash. Shares of Company Common Stock are allocated ratably to employee accounts at an approximate rate of 23,306 shares per month. The ESOP expense amount for the common stock component is determined using the average market price of Company Common Stock released to participants in the ESOP. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. There were $3.2 million, $3.9 million and $5.1 million of discretionary cash contributions during the years ended December 31, 2005, 2006 and 2007, respectively.
     The Company’s ESOP expense was $14.4 million, $12.9 million and $14.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. There was an additional $0.3 million, $0.7 million, and $0.5 million of ESOP expense allocated to discontinued operations for the years ended December 31, 2005, 2006 and 2007, respectively. The ESOP expense tax deduction attributable to released shares is fixed at $3.2 million per year. The fair value of unreleased shares was $8.0 million at December 31, 2007.
     The ESOP shares as of December 31, 2007 were as follows:

Allocated shares	2,517,044
Shares committed to be released	—
Unreleased shares	279,675

Total ESOP shares	2,796,719

Impact of the Adoption of SFAS No. 123(R)
     The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Prior to the adoption of SFAS No. 123(R) and in accordance with SFAS No. 123, companies were required to make an accounting policy decision about whether to use a forfeiture-rate assumption or to begin accruing compensation cost for all awards granted (i.e., assume no forfeitures) and then subsequently reverse compensation costs for forfeitures when they occurred. Under SFAS No. 123(R), companies are required to: (i) estimate the number of awards for which it is probable that the requisite service will be rendered; and (ii) update that estimate as new information becomes available through the vesting date. The Company has historically recognized its pro-forma stock option expense using an estimated forfeiture rate. However, prior to adoption of SFAS No. 123(R), the Company recognized the effect of forfeitures as they occurred for its nonvested stock. Under SFAS No. 123(R), the Company was required to make a one-time cumulative adjustment that increased income by $1.1 million, or $0.7 million net of income taxes ($0.01 net income per share, basic and diluted) as of January 1, 2006, to adjust its compensation cost for those nonvested awards that were not expected to vest. This adjustment is reported in the consolidated statement of operations as a cumulative effect of change in accounting principle, net of income taxes, for the year ended December 31, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented unearned compensation on nonvested stock as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in unearned compensation on nonvested stock to capital in excess of par value on its balance sheet.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123(R) requires that the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified a nominal amount in excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the years ended December 31, 2006 and 2007.
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
Description of Stock-Based Compensation Plans
     1998 Long-Term Incentive Plan
     The Company’s 1998 Long-Term Incentive Plan (“LTIP”), as amended, authorizes 13,625,000 shares of Company Common Stock for issuance as of December 31, 2007. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value of the Company’s stock on the day prior to the grant date. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. The Company granted stock options to purchase 785,813, 918,245 and 1,056,811 shares of Company Common Stock to certain key employees during the years ended December 31, 2005, 2006 and 2007, respectively, under this plan with an exercise price equal to the fair market value of Company Common Stock on the day prior to the grant date.
     The Company’s outstanding nonvested stock awards have a cliff-vesting period ranging three to five years from the grant date and a majority contain no vesting requirements other than continued employment of the employee. There are certain nonvested stock awards that require the vesting be contingent upon the satisfaction of certain financial goals in addition to continued employment of the employee, which is further discussed below in this Note. The Company granted 880,451, 393,844 and 453,796 shares of nonvested stock awards to certain key employees under the LTIP during the years ended December 31, 2005, 2006 and 2007, respectively.
     Vesting of awards granted under the LTIP may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, vesting for all nonvested outstanding options at that date, except for those granted in December 2004, and vesting for all outstanding nonvested stock awards under the LTIP were accelerated as a result of the Province Business Combination, as further discussed in Note 2.
     Outside Directors Stock and Incentive Compensation Plan
     The Company also has an Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) for which 375,000 shares of Company Common Stock have been reserved for issuance. There were no options granted under this plan during the years ended December 31, 2005, 2006 or 2007. The outstanding options under this plan become exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.

     The ODSICP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of Company Common Stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of Company Common Stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of Company Common Stock on the date of the award. The Company recognizes a nominal stock-based compensation expense amount under this plan. As of December 31, 2007, there were 9,819 deferred stock units outstanding under the ODSICP.
     The Company granted 31,500 shares of nonvested stock awards to its outside directors under the ODSICP during the year ended December 31, 2005. There were no shares of nonvested stock awards granted under the ODSICP during the years ended December 31, 2006 and 2007. The outstanding nonvested stock awards granted under the ODSICP vest three years from the grant date and contain no vesting requirements other than continued service of the director. Vesting may be accelerated in the event of disability or death of a participant or change of control of the Company. As of April 15, 2005, vesting for all nonvested outstanding stock options and outstanding nonvested stock awards under the ODSICP were accelerated as a result of the Province Business Combination, as further discussed in Note 2.
     Pursuant to the ODSICP, the Company granted 24,500 and 28,000 restricted stock unit awards to its outside directors during the years ended December 31, 2006 and 2007, respectively. These awards are fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the Annual Meeting of Stockholders of the Company following the date of the grant; (ii) the death or disability of the outside director; or (iii) events described in Section 7.1 of the ODSICP. Generally, such shares are forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the date of the Annual Meeting of Stockholders following the date of grant. The outside director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the outside director ceases to be a member of the Company’s Board of Directors.
     ESPP
     Prior to July 1, 2007, the Company sponsored an employee stock purchase plan which allowed employees to purchase shares of Company Common Stock at a discount. There were 300,000 shares of Company Common Stock reserved for issuance under this plan. During the year ended December 31, 2007, the Company issued all remaining shares available under the ESPP and effective July 1, 2007, the Company terminated the plan. Prior to January 1, 2006 the ESPP provided for employees to purchase shares of Company Common Stock at a price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123(R) so that the plan was not compensatory under the new standard and no expense was recognized. The Company received $1.6 million, $2.2 million, and $1.3 million for the issuance of common stock under this plan during the years ended December 31, 2005, 2006 and 2007, respectively.
     Presented below is a summary of activity under the ESPP for 2005, 2006 and 2007:

Shares Available
for Issuance
December 31, 2004	161,399
Issuances	(53,422)

December 31, 2005	107,977
Issuances	(71,847)

December 31, 2006	36,130
Issuances	(36,130)

December 31, 2007	—

     MSPP
     The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of Company Common Stock at a 25% discount through payroll deductions over six-month intervals.
There were 250,000 shares of Company Common Stock reserved for issuance under this plan at December 31, 2007. Such shares are subject to a three-year cliff-vesting period. As of April 15, 2005, vesting for all outstanding nonvested shares of MSPP restricted stock at that date were accelerated as a result of the Province Business Combination, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory tax withholding purposes. The Company redeemed 21,084 shares upon vesting of the MSPP restricted stock during the year ended December 31, 2005. There were no redemptions during the years ended December 31, 2006 and 2007, because there were no MSPP shares vested during those years. The Company recognizes a nominal stock-based compensation expense amount under this plan as a result of the relatively small number of participants in the MSPP. The Company received, $0.6 million, $0.8 million, and $0.3 million for the issuance of stock under this plan during the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, there were 58,886 restricted shares outstanding under the MSPP.
     Presented below is a summary of activity under the MSPP for 2005, 2006 and 2007:

Shares Available
for Issuance
December 31, 2004	126,306
Forfeitures	857
Issuances	(22,037)

December 31, 2005	105,126
Forfeitures	2,176
Issuances	(31,179)

December 31, 2006	76,123
Forfeitures	11,402
Issuances	(31,518)

December 31, 2007	56,007

Stock Options
     Valuation
     The Company estimated the fair value of stock options granted during the years ended December 31, 2006 and 2007 using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. The Company estimated the fair value of stock options granted prior to January 1, 2006 using the Black-Scholes-Merton (“BSM”) valuation model. The Company prefers the HW-II over the BSM because the HW-II considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the BSM. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC’s focus on the matter in SAB 107. Given the Company’s reasonably large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options that were granted during the years ended December 31, 2006 and 2007 vest 33.3% on each grant anniversary date over three years of continued employment.
     The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the indicated years:

	2005	2006	2007
Expected volatility	54.7%	32.8%	27.2%
Risk free interest rate (range)	3.76 - 4.34%	4.38 - 5.21%	3.34 - 5.21%
Expected dividends	—	—	—
Average expected term (years)	4.0	5.4	4.7
Fair value per share of stock options granted	$19.62	$11.15	$10.24

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
     Expected Volatility
     Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. Effective January 1, 2006, the Company estimates the volatility of its common stock at the date of grant based on both historical volatility and implied volatility from traded options on Company Common Stock, consistent with SFAS No. 123(R) and SAB 107.
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
     Pre-Vesting Forfeitures
     Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires the Company to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has used historical data to estimate pre-vesting stock option and nonvested stock forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company also used an estimated forfeiture rate.
     The Company changed from its static forfeiture rate methodology to a dynamic forfeiture rate methodology during the year ended December 31, 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.
     Additionally, during the year ended December 31, 2007, the Company performed an analysis of its initial pre-vesting forfeiture rate percentage and increased its initial pre-vesting forfeiture rate ranging from 3.0% to 7.5%, up to an initial pre-vesting forfeiture rate of 12.5%. The increase in the Company’s initial pre-vesting forfeiture rate reflects the recent forfeiture trends experienced by the Company and future expectations. As previously discussed, as the Company utilizes the dynamic forfeiture rate methodology, this rate is updated and is reduced accordingly as time elapses until it ultimately reaches 0% on the vesting date, contingent upon the continued employment of the grantee.

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
     Stock Option Activity
     A summary of stock option activity under both the LTIP and ODSICP during the year ended December 31, 2007 is as follows:

						Weighted
		Weighted	Weighted			Average
		Average	Average		Aggregate	Remaining
	Number	Exercise	Fair	Total	Intrinsic	Contractual
Stock Options	of Shares	Price	Value	Fair Value	Value(a)	Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2006	4,121,524	$30.19	$11.77	$48.5	$24.5	6.14
Exercisable at December 31, 2006	2,979,297	$27.87	$11.00	$32.8	$24.1	5.07
Granted	1,056,811	36.32	10.24	10.8	N/A	N/A
Forfeited (pre-vest cancellation)	(570,307)	36.48	11.85	(6.7)	N/A	N/A
Exercised	(400,639)	30.64	11.64	(4.7)	3.1	N/A
Expired (post-vest cancellation)	(78,826)	40.16	17.68	(1.4)	N/A	N/A
Vested	415,574	37.10	14.65	6.0	N/A	N/A

Outstanding at December 31, 2007	4,128,563	$30.65	$11.25	$46.5	$17.7	5.68
Exercisable at December 31, 2007	2,915,406	$28.47	$11.20	$32.7	$17.6	4.43
Unvested at December 31, 2007	1,213,157	$35.90	$11.31	$13.8	$0.1	8.67

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.
     In March 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of Company Common Stock. These stock options were subject to forfeiture unless certain targeted levels of diluted earnings per share were achieved for the year ending December 31, 2007. Depending on the level of diluted earnings per share achieved for the year ended December 31, 2007, the senior executives would forfeit zero to 100% of these stock options. For purposes of accounting for these stock options, the Company assumed a target level of diluted earnings per share that resulted in the grant of 380,000 stock options. Because the required targeted level of diluted earnings per share was not met, the Company cancelled all of these stock options. As a result, there was no expense recognized for these performance-based stock options during the year ended December 31, 2007. The 1,056,811 stock options granted and 570,307 stock options forfeited during the year ended December 31, 2007 included those 380,000 performance-based stock options.
     The total intrinsic value of stock options exercised during the years ended December 31, 2005, 2006 and 2007 was $22.0 million, $0.5 million and $3.1 million, respectively. The Company received $43.6 million, $0.6 million, and $12.7 million in cash from stock option exercises for the years ended December 31, 2005, 2006 and 2007, respectively. The actual tax benefit realized for the tax deductions from stock option exercises of the stock-based payment arrangements totaled $8.9 million and $1.2 million for the years ended December 31, 2005 and 2007, respectively. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the year ended December 31, 2006.
     As of December 31, 2007, there was $7.9 million of total unrecognized compensation cost related to stock option compensation arrangements under the LTIP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Nonvested Stock
     The fair value of nonvested stock is determined based on the closing price of Company Common Stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).
     A summary of nonvested stock activity under both the LTIP and ODSICP, including 28,000 restricted stock units granted under the ODSICP, during the year ended December 31, 2007 is as follows:

		Weighted
	Number	Average	Total	Aggregate
Nonvested Shares	of Shares	Fair Value	Fair Value	Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2006	1,014,734	$39.47	$40.1	$34.2
Granted	481,796	36.44	17.5	N/A
Vested and exercised	(10,500)	40.60	(0.4)	0.2
Forfeited (pre-vest cancellation)	(202,918)	38.99	(8.0)	N/A

Outstanding at December 31, 2007	1,283,112	$38.33	$49.2	$35.7
Unvested at December 31, 2007	1,262,112	$38.42	$48.5	$35.1
     During the year ended December 31, 2007, the Company granted 240,000 shares of nonvested stock awards under the LTIP to certain senior executives. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets within a three-year period. Under the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of Company Common Stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.
     As of December 31, 2007, there was $19.9 million of total unrecognized compensation cost related to nonvested stock and restricted stock unit compensation arrangements granted under both the LTIP and ODSICP. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.0 years.

Summary of Stock-Based Compensation
     The following table summarizes the Company’s stock benefit activity for the last three years:

		Stock Options		Nonvested Stock
		Outstanding		Outstanding		Deferred
			Weighted		Weighted	Stock Units
	Shares		Average		Average	Outstanding
	Available	Number of	Exercise	Number of	Grant Date	Number of
	for Grant	Shares	Price	Shares	Price	Shares
December 31, 2004	3,911,302	4,359,581	$27.43	186,000	$33.70	10,310
Increases in shares available (approved by stockholders)	2,000,000	—	N/A	—	—	—
Stock option grants	(785,813)	785,813	42.65	—	—	—
Deferred stock unit grants	(2,088)	—	N/A	—	—	2,088
Deferred stock units vested	—	—	N/A	—	—	(1,230)
Nonvested stock grants	(911,951)	—	N/A	911,951	42.76	—
Stock option exercises	—	(1,515,080)	28.72	—	—	—
Stock option cancellations	70,640	(70,640)	40.02	—	—	—
Change of control vesting	—	—	N/A	(186,000)	33.67	—
Nonvested stock cancellations	46,917	—	N/A	(46,917)	42.80	—

December 31, 2005	4,329,007	3,559,674	29.98	865,034	42.76	11,168
Stock option grants	(918,245)	918,245	33.24	—	—	—
Deferred stock unit grants	(6,255)	—	N/A	—	—	6,255
Deferred stock units vested	—	—	N/A	—	—	(799)
Nonvested stock grants	(418,344)	—	N/A	418,344	33.23	—
Stock option exercises	—	(30,327)	17.62	—	—	—
Stock option cancellations	326,068	(326,068)	37.68	—	—	—
Nonvested stock cancellations	268,644	—	N/A	(268,644)	40.34	—

December 31, 2006	3,580,875	4,121,524	30.19	1,014,734	39.47	16,624
Stock option grants	(1,056,811)	1,056,811	36.32	—	—
Deferred stock unit grants	(3,979)	—	N/A	—	—	3,979
Deferred stock units vested	—	—	N/A	—	—	(10,784)
Nonvested stock grants	(481,796)	—	N/A	481,796	36.44	—
Stock option exercises	—	(400,639)	30.64	—	—	—
Stock option cancellations	649,133	(649,133)	36.93	—	—	—
Nonvested stock exercises	—	—	N/A	(10,500)	40.60	—
Nonvested stock cancellations	202,918	—	N/A	(202,918)	38.99	—

December 31, 2007	2,890,340	4,128,563	$30.65	1,283,112	$38.33	9,819

     The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the last three years (in millions):

	2005(a)	2006	2007
Nonvested stock	$6.5	$7.4	$11.8
Stock options	—	5.7	7.0

Total stock-based compensation expense	$6.5	$13.1	$18.8

Tax benefits on stock-based compensation expense	$2.4	$5.2	$7.8

(a)	This excludes the $4.0 million ($2.5 million, net of income taxes) of compensation expense the Company recognized that was the result of the accelerated vesting of nonvested stock due to the Province Business Combination.
     The Company did not capitalize any stock-based compensation cost for the years ended December 31, 2005, 2006 and 2007. As of December 31, 2007, there was $27.8 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

Note 8.  Commitments and Contingencies
Americans with Disabilities Act Claim
     On January 12, 2001, a class action lawsuit was filed by Access Now in the United States District Court of the Eastern District of Tennessee (the “District Court”) against each of the Company’s existing hospitals alleging non-compliance with the Americans with Disabilities Act (the “ADA”). This lawsuit has been amended to add hospitals the Company subsequently acquired and to dismiss divested facilities. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. The Company may be required to make significant capital expenditures at one or more of its facilities in order to comply with the ADA.
     In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. Through January 31, 2008, the plaintiffs had conducted inspections at 32 of the Company’s hospitals (including two subsequently divested hospitals). As of January 31, 2008, the District Court had approved settlement agreements between the Company and the plaintiff relating to 13 of these facilities. The Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with the ten other facilities which have court-approved settlement agreements will range from $5.1 million to $7.0 million. On February 12, 2008, the District Court entered an order dismissing the case due to the lack of individual plaintiffs. The plaintiff has the right to re-file the case during an appeal period that has not yet expired.
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
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The amount of commitments the Company estimates it will advance to physicians is $15.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company adopted FSP FIN 45-3 effective January 1, 2006, which affects the accounting for advances to physicians, as further discussed in Note 1 and Note 4.

Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate patient services more effectively and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $34.1 million in uncompleted projects as of December 31, 2007, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2007, the Company had projects under construction with an estimated cost to complete and equip of approximately $72.8 million.
     Pursuant to the asset purchase agreement for DRMC, the Company has agreed to expend at least $11.3 million for capital expenditures and improvements before July 1, 2008. The Company has exceeded the $11.3 million minimum required capital expenditures and improvements as of December 31, 2007.
     The Company agreed in connection with the lease of WCCH to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $7.7 million of the required capital expenditures and improvements as of December 31, 2007.
     There are required annual capital expenditure commitments in connection with several of the Company’s other facilities.
Development Agreement with the City of Ennis
     The Company entered into a development agreement with the City of Ennis, Texas (“the Development Agreement”) during 2005 to construct a new hospital (“Ennis New”) to replace the existing Ennis Regional Medical Center (“Ennis Old”). The Company leased Ennis Old from the City of Ennis. Under the Development Agreement, the Company constructed and equipped Ennis New for approximately $35.0 million, all of which was paid for by the Company. The construction was completed during July 2007 and the Company moved its operations from Ennis Old to Ennis New. Pursuant to the terms of the Development Agreement, the City of Ennis paid $14.7 million of the construction cost to the Company during August 2007, which the Company has included in professional and general liability claims and other liabilities in the Company’s accompanying consolidated balance sheet as of December 31, 2007. In addition, the Company entered into a 40-year lease agreement with the City of Ennis (the “Lease Agreement”) that leases Ennis New from the lessor, the City of Ennis, to the lessee, the Company. The Company is amortizing the $14.7 million deferred income liability straight-line over the term of the Lease Agreement.
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
Leases
     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, “Accounting for Leases,” as amended, have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2005, 2006 and 2007 was $17.6 million, $24.0 million and $26.8 million, respectively.
     Future minimum lease payments at December 31, 2007, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating	Capital Lease
	Leases	Obligations	Total
2008	$14.1	$0.8	$14.9
2009	10.9	0.8	11.7
2010	7.3	0.6	7.9
2011	5.3	0.6	5.9
2012	4.1	0.6	4.7
Thereafter	13.7	3.3	17.0

	$55.4	6.7	$62.1

Less: interest portion		1.5

Long-term obligations under capital leases		$5.2

Tax Matters
     See Note 5 for a discussion of the Company’s contingent tax matters.
Note 9.  Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2006 and 2007 (dollars and shares in millions, except per share amounts):

	2005	2006	2007
Numerator:
Numerator for basic earnings (loss) per share — income from continuing operations	$82.2	$144.5	$125.9
Interest on convertible notes, net of income taxes	3.3	—	—

Numerator for diluted earnings per share — income from continuing operations	85.5	144.5	125.9
Income (loss) from discontinued operations, net of income taxes	(9.3)	1.0	(23.9)
Cumulative effect of change in accounting principle	—	0.7	—

	$76.2	$146.2	$102.0

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	50.1	55.6	56.2
Effect of dilutive securities:
Employee stock benefit plans	0.9	0.7	1.0
Convertible notes	2.2	—	—

Denominator for diluted earnings (loss) per share — weighted average shares	53.2	56.3	57.2

Basic earnings (loss) per share:
Continuing operations	$1.64	$2.60	$2.24
Discontinued operations	(0.19)	0.02	(0.42)
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.45	$2.63	$1.82

Diluted earnings (loss) per share:
Continuing operations	$1.61	$2.57	$2.20
Discontinued operations	(0.18)	0.02	(0.41)
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.43	$2.60	$1.79

     The Company’s 3 1/2% Notes and 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $62.22, respectively, is less than the average market price of Company Common Stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of Company Common Stock. The impact of the 3 1/4% Debentures has been excluded because the effect would have been anti-dilutive for the years ended December 31, 2006 and 2007. The impact of the 3 1/2% Notes has been excluded because the effect would have been anti-dilutive for the year ended December 31, 2007.
Note 10.  Impact of Changes in the Company’s Senior Executives
     On April 26, 2007, Michael J. Culotta resigned from his position of Chief Financial Officer of the Company. On May 4, 2007, LifePoint CSGP, LLC, a subsidiary of the Company, and Mr. Culotta entered into an Agreement to Cooperate and General Release (the “Release Agreement”). Under the Release Agreement, Mr. Culotta agreed to cooperate with the Company in various matters in which his knowledge of the business of the Company may be relevant and to assist the Company so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by the Company. Mr. Culotta agreed that his participation in various employment plans sponsored by the Company had ceased with his resignation and to release any claims he may have against the Company. As consideration for entering into the Release Agreement, the Company agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. Mr. Culotta also acknowledged certain terms of existing stock options and rights under Company plans, including the expiration thereof, in relation to his resignation. Finally, Mr. Culotta agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.
     As a result of Mr. Culotta’s resignation, the Company incurred a net decrease in compensation expense of approximately $0.7 million, $0.4 million, net of income taxes, or an increase in diluted earnings per share of $0.01, during the year ended December 31, 2007. This net decrease in compensation expense consists of approximately $0.8 million recognized in connection with the Release Agreement, as described above, offset by an approximate $1.5 million reversal of stock compensation expense resulting from the termination of his unvested stock options and nonvested stock.
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
     Effective June 25, 2006, LifePoint CSGP, LLC, a subsidiary of the Company, entered into a Separation Agreement with Mr. Donahey that terminated the employment agreement between LifePoint CSGP, LLC and Mr. Donahey (the “Employment Agreement”). Mr. Donahey received $3.5 million in two equal installments, on December 27, 2006 and June 27, 2007, together with a payment to cover any liability for federal excise tax he would have incurred as a result of the receipt of such payments. The confidentiality provisions of the Employment Agreement remain in effect for 36 months. In accordance with the terms of his pre-existing stock option agreements, Mr. Donahey may exercise his stock options that were vested at the time of his retirement over a period of three years after his retirement date. He will receive insurance benefits comparable to those available to Company executives for a period of two years. The Company and Mr. Donahey also agreed to a mutual release of claims, except for any indemnity claims to which Mr. Donahey may be entitled and for breaches of the Separation Agreement. Mr. Donahey agreed not to compete with the Company for a period of one year in non-urban hospitals, diagnostic/imaging or surgery centers, and the physician recruitment business, subject to certain limitations, and he agreed not to induce or encourage the departure of Company employees for a period of one year.
     As a result of Mr. Donahey’s retirement, the Company incurred additional net compensation expense of approximately $2.0 million, $1.2 million net of income taxes, or a decrease in diluted earnings per share of $0.02, for the year ended December 31, 2006. This compensation expense consists of the $3.5 million in cash payments, as described above, offset by a $1.5 million reversal of stock compensation expense resulting from the forfeiture of his unvested stock options and nonvested stock.
Note 11.  Other Current Liabilities
     The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	2006	2007
Cash received in advance in connection with the sale of Saint Francis	$40.4	$—
Accrued interest	11.3	10.6
Workers’ compensation liability	10.7	13.0
Medical benefits liability	13.7	14.3
Physician minimum revenue guarantee liability	11.0	15.3
Share repurchase payable	—	12.2
Other	40.0	33.3

	$127.1	$98.7

Note 12.  Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2006
	First	Second	Third	Fourth
Revenues	$580.6	$560.2	$627.3	$629.1

Income from continuing operations	$35.2	$37.2	$34.0	$38.1
Discontinued operations:
Income (loss) from discontinued operations	(1.6)	(2.1)	0.3	0.2
Gain (loss) on sale of hospitals	3.8	(0.3)	0.6	0.1

Income (loss) from discontinued operations	2.2	(2.4)	0.9	0.3
Cumulative effect of change in accounting principle	0.7	—	—	—

Net income	$38.1	$34.8	$34.9	$38.4

Basic earnings (loss) per share:
Continuing operations	$0.64	$0.67	$0.61	$0.68
Discontinued operations	0.04	(0.04)	0.02	0.01
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income	$0.69	$0.63	$0.63	$0.69

Diluted earnings (loss) per share:
Continuing operations	$0.63	$0.66	$0.60	$0.67
Discontinued operations	0.04	(0.04)	0.02	0.01
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income	$0.68	$0.62	$0.62	$0.68

	2007
	First	Second	Third	Fourth
Revenues	$661.2	$654.3	$656.2	$658.4

Income from continuing operations	$38.7	$24.6	$31.6	$31.0
Discontinued operations:
Loss from discontinued operations	(0.9)	(2.6)	(3.3)	—
Loss on sale of hospitals	(0.1)	(0.1)	(0.4)	—
Impairment adjustment (charge)	(7.9)	(8.5)	0.3	(0.4)

Loss from discontinued operations	(8.9)	(11.2)	(3.4)	(0.4)

Net income	$29.8	$13.4	$28.2	$30.6

Basic earnings (loss) per share:
Continuing operations	$0.69	$0.44	$0.56	$0.55
Discontinued operations	(0.16)	(0.20)	(0.06)	(0.01)

Net income	$0.53	$0.24	$0.50	$0.54

Diluted earnings (loss) per share:
Continuing operations	$0.69	$0.43	$0.55	$0.54
Discontinued operations	(0.16)	(0.20)	(0.06)	(0.01)

Net income	$0.53	$0.23	$0.49	$0.53

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 18, 2008.

LIFEPOINT HOSPITALS, INC.
By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Chairman of the Board of Directors	February 18, 2008

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2008

/s/ DAVID M. DILL David M. Dill	Chief Financial Officer (Principal Financial Officer)	February 18, 2008

/s/ GARY D. WILLIS Gary D. Willis	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2008

/s/ RICHARD H. EVANS Richard H. Evans	Director	February 18, 2008

/s/ DEWITT EZELL, JR DeWitt Ezell, Jr	Director	February 18, 2008

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 18, 2008

/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 18, 2008

/s/ WILLIAM V. LAPHAM William V. Lapham	Director	February 18, 2008

/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 18, 2008

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).

3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.4	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).

4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).

4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).

4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.

4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.11	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

Exhibit
Number		Description of Exhibits
10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 000-29818).

10.6	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.7	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818).

10.8	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

10.9	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

10.10	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated December 18, 2003 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.11	—	Letter from the Office of Inspector of the Department of Health and Human Services, dated March 3, 2004 (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.12	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).

10.13	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).

10.14	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 000-51251).

10.15	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).

10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 12, 2006, file No. 000-51251).

10.17	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).

10.18	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).

10.19	—	Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.20	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated May 9, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-51251).

10.21	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).

Exhibit
Number		Description of Exhibits
10.22	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.23	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.24	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix B to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).

10.25	—	Second Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).

10.26	—	Employment Agreement of Kenneth C. Donahey, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.27	—	Separation Agreement dated June 25, 2006, by and between LifePoint CSGP, LLC and Kenneth C. Donahey (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 26, 2006, File No. 000-51251).

10.28	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from the exhibits filed to Historic LifePoint Hospitals’ Current Report on Form 8-K, dated April 15, 2005, File No. 000-29818).

10.29	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).

10.30	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

10.31	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).

10.32	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).

10.33	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).

10.34	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.35	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.36	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.37	—	Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.38	—	Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

Exhibit
Number		Description of Exhibits
10.39	—	Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.40	—	Executive Severance and Restrictive Covenant Agreement by and between LifePoint CSGP, LLC and William F. Carpenter III, dated December 11, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated December 15, 2006, File No. 000-51251).

10.41	—	Agreement to Cooperate and General Release, entered into on May 4, 2007, by and between LifePoint Hospitals, CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).

12.1	—	Ratio of Earnings to Fixed Charges.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002