Form 10-Q
period 2008-03-31
LIFEPOINT HOSPITALS, INC.
filed 2008-05-02
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of April 21, 2008, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,205,946.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2007	2008

Revenues	$661.2	$699.9

Salaries and benefits	256.8	275.4
Supplies	92.2	95.5
Other operating expenses	114.6	125.3
Provision for doubtful accounts	73.1	82.7
Depreciation and amortization	32.5	33.3
Interest expense, net	26.4	22.5

	595.6	634.7

Income from continuing operations before minority interests and income taxes	65.6	65.2
Minority interests in earnings of consolidated entities	0.3	0.7

Income from continuing operations before income taxes	65.3	64.5
Provision for income taxes	26.5	24.8

Income from continuing operations	38.8	39.7

Discontinued operations, net of income taxes:
Loss from discontinued operations	(1.0)	(0.2)
Impairment (charge) adjustment	(7.9)	2.3
Loss on sale of hospitals	(0.1)	—

(Loss) income from discontinued operations	(9.0)	2.1

Net income	$29.8	$41.8

Basic earnings (loss) per share:
Continuing operations	$0.69	$0.73
Discontinued operations	(0.16)	0.04

Net income	$0.53	$0.77

Diluted earnings (loss) per share:
Continuing operations	$0.68	$0.72
Discontinued operations	(0.15)	0.04

Net income	$0.53	$0.76

Weighted average shares and dilutive securities outstanding:
Basic	55.8	54.1

Diluted	56.8	55.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2007(1)	2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53.1	$32.9
Accounts receivable, less allowances for doubtful accounts of $376.3 and $389.0 at December 31, 2007 and March 31, 2008, respectively	304.5	318.3
Inventories	69.3	69.0
Prepaid expenses	12.4	14.4
Income taxes receivable	27.9	3.9
Deferred tax assets	113.6	124.5
Other current assets	20.6	21.0

	601.4	584.0
Property and equipment:
Land	72.8	72.7
Buildings and improvements	1,219.6	1,237.3
Equipment	674.1	693.1
Construction in progress (estimated cost to complete and equip after March 31, 2008 is $89.7)	34.1	22.3

	2,000.6	2,025.4
Accumulated depreciation	(582.9)	(612.7)

	1,417.7	1,412.7

Deferred loan costs, net	38.6	36.8
Intangible assets, net	52.4	57.3
Other	4.4	4.3
Goodwill	1,512.0	1,512.0

	$3,626.5	$3,607.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95.6	$96.3
Accrued salaries	66.7	66.5
Other current liabilities	98.7	90.0
Current maturities of long-term debt	0.5	0.5

	261.5	253.3

Long-term debt	1,516.9	1,516.6
Deferred income taxes	113.2	103.3
Professional and general liability claims and other liabilities	120.0	140.0
Long-term income tax liability	55.5	70.9

Minority interests in equity of consolidated entities	15.2	15.6

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 58,101,477 and 58,570,912 shares issued at December 31, 2007 and March 31, 2008, respectively	0.6	0.6
Capital in excess of par value	1,084.9	1,092.7
Unearned ESOP compensation	(3.1)	(2.3)
Accumulated other comprehensive loss	(19.8)	(31.6)
Retained earnings	522.8	564.6
Common stock in treasury, at cost, 1,356,487 and 4,354,267 shares at December 31, 2007 and March 31, 2008, respectively	(41.2)	(116.6)

	1,544.2	1,507.4

	$3,626.5	$3,607.1

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended
	March 31,
	2007	2008

Cash flows from operating activities:
Net income	$29.8	$41.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	9.0	(2.1)
Stock-based compensation	3.6	6.4
ESOP expense (non-cash portion)	2.2	1.8
Depreciation and amortization	32.5	33.3
Amortization of deferred loan costs	1.3	1.8
Minority interests in earnings of consolidated entities	0.3	0.7
Deferred income taxes (benefit)	(18.4)	1.3
Reserve for professional and general liability claims, net	(0.5)	1.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from divestitures:
Accounts receivable	(7.5)	(8.6)
Inventories and other current assets	(11.2)	(3.2)
Accounts payable and accrued expenses	(33.2)	3.8
Income taxes payable/receivable	42.3	22.6
Other	1.2	4.4

Net cash provided by operating activities — continuing operations	51.4	105.1
Net cash provided by (used in) operating activities — discontinued operations	12.4	(4.1)

Net cash provided by operating activities	63.8	101.0

Cash flows from investing activities:
Purchase of property and equipment	(31.7)	(33.4)
Other	(0.2)	(0.3)

Net cash used in investing activities — continuing operations	(31.9)	(33.7)
Net cash used in investing activities — discontinued operations	(0.2)	—

Net cash used in investing activities	(32.1)	(33.7)

Cash flows from financing activities:
Proceeds from borrowings	40.0	—
Payments of borrowings	(52.4)	—
Proceeds from exercise of stock options	1.0	—
Proceeds from employee stock purchase plans	0.7	0.4
Purchases of treasury stock	—	(87.6)
Other	(0.3)	(0.3)

Net cash used in financing activities	(11.0)	(87.5)

Change in cash and cash equivalents	20.7	(20.2)
Cash and cash equivalents at beginning of period	12.2	53.1

Cash and cash equivalents at end of period	$32.9	$32.9

Supplemental disclosure of cash flow information:
Interest payments	$28.8	$17.1

Capitalized interest	$0.7	$0.1

Income taxes paid, net	$2.4	$0.9

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Loss	Earnings	Stock	Total

Balance at December 31, 2007	56.7	$0.6	$1,084.9	$(3.1)	$(19.8)	$522.8	$(41.2)	$1,544.2
Comprehensive income:
Net income	—	—	—	—	—	41.8	—	41.8
Net change in fair value of interest rate swap, net of tax benefit of $6.7	—	—	—	—	(11.8)	—	—	(11.8)

Total comprehensive income								30.0

Non-cash ESOP compensation earned	—	—	1.0	0.8	—	—	—	1.8
Stock activity in connection with employee stock purchase plans	—	—	0.4	—	—	—	—	0.4
Stock-based compensation — nonvested stock	—	—	4.3	—	—	—	—	4.3
Stock-based compensation — stock options	—	—	2.1	—	—	—	—	2.1
Nonvested stock issued to key employees, net of forfeitures	0.5	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	(3.0)	—	—	—	—	—	(75.4)	(75.4)

Balance at March 31, 2008	54.2	$0.6	$1,092.7	$(2.3)	$(31.6)	$564.6	$(116.6)	$1,507.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At April 1, 2008, our subsidiaries owned or leased 48 hospitals, having a total of 5,637 licensed beds, and serving non-urban communities in 17 states.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $20.8 million and $24.2 million for the three months ended March 31, 2007 and 2008, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations. This reclassification has no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Share Repurchase Program

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. The Company repurchased approximately 3.0 million shares during the three months ended March 31, 2008, for an aggregate purchase price, including commissions, of approximately $75.4 million at an average purchase price of $25.15 per share. As of March 31, 2008, the Company had repurchased in the aggregate, approximately 4.4 million shares at an aggregate purchase price, including commissions, of approximately $116.6 million. These shares have been designated by the Company as treasury stock.

Note 3.	Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans. The Company currently has the following four types of stock-based awards outstanding under these plans: stock options; nonvested stock; restricted stock units; and deferred stock units. The Company accounts for its stock-based awards in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company estimated the fair value of stock options granted during the three months ended March 31, 2007 and 2008 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The Company granted stock options to purchase 492,375 and 1,076,750 shares of the Company’s common stock to certain key employees during the three months ended March 31, 2007 and 2008, respectively. The stock options that were granted during the three months ended March 31, 2007 and 2008 vest 33.3% on each grant anniversary date over three years of continued employment.

In addition, during March 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options were subject to forfeiture unless certain targeted levels of diluted earnings per share were achieved for the year ended December 31, 2007. Depending on the level of diluted earnings per share achieved for the current fiscal year, the senior executives would forfeit zero to 100% of these stock options. The stock options that would not have been forfeited at year end would have vested ratably beginning one year from the date of the grant to three years after the date of the grant. Through March 31, 2007, for purposes of accounting for the expense of these stock options, the Company assumed a target level of diluted earnings per share that resulted in the recognition of stock compensation expense assuming earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares. At September 30, 2007, the Company projected that the required targeted level of diluted earnings per share was not going to be met and reversed the previously recognized stock compensation expense associated with these stock options.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the periods presented:

	Three Months Ended
	March 31,
	2007	2008

Expected volatility	25.5%	32.0%
Risk free interest rate (range)	4.48% – 5.21%	1.97% – 3.74%
Expected dividends	—	—
Average expected term (years)	5.1	5.3
Fair value per share of stock options granted	$10.21	$8.06

The Company received $1.0 million in cash from stock option exercises for the three months ended March 31, 2007. There was a nominal amount of actual tax benefits realized for the tax deductions from these stock option exercises. There was a nominal amount of cash received and tax benefits realized from stock option exercises for the three months ended March 31, 2008.

As of March 31, 2008, there was $12.8 million of total unrecognized compensation cost related to stock option compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The Company granted 364,960 and 457,491 shares of nonvested stock awards to certain key employees during the three months ended March 31, 2007 and 2008, respectively. These nonvested stock awards cliff-vest three years from the grant date. The fair market value at the date of grant of the 364,960 and 457,491 shares of nonvested stock awards was $36.60 and $25.79 per share, respectively.

Of the nonvested stock awards granted during the three months ended March 31, 2007 and 2008, 190,000 and 247,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals specifically related to the achievement of specified annual net revenues and other earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these performance-based nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any recognized compensation expense will be reversed.

As of March 31, 2008, there was $25.3 million of total unrecognized compensation cost related to nonvested stock compensation arrangements. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

On February 18, 2008, pursuant to the Outside Directors Stock and Incentive Compensation Plan (“ODSICP”), the Company’s Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to Gregory T. Bier, who was appointed to the Company’s Board of Directors on this same date. This award will be fully vested and no longer subject to forfeiture upon the earliest of any of the following conditions to occur: (i) the date that is immediately prior to the date of the 2008 Annual Meeting of Stockholders of the Company; (ii) the death or disability of the non-employee director; or (iii) events described in Section 7.1 of the ODSICP. Generally, such shares will be forfeited in their entirety unless the individual continues to serve as a director of the Company on the day prior to the 2008 Annual Meeting of Stockholders. The non-employee director’s receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto (in millions):

	2007	2008

Nonvested stock	$2.2	$4.3
Stock options	1.4	2.1

Total stock-based compensation expense	$3.6	$6.4

Tax benefits on stock-based compensation expense	$1.4	$2.6

The Company did not capitalize any stock — based compensation cost for the three months ended March 31, 2007 and 2008. As of March 31, 2008, there was $38.1 million of total unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2007	2008

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$38.8	$39.7
(Loss) income from discontinued operations, net of income taxes	(9.0)	2.1

	$29.8	$41.8

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	55.8	54.1
Effect of dilutive securities:
Employee stock benefit plans	1.0	1.1

Denominator for diluted earnings (loss) per share — weighted average shares	56.8	55.2

Basic earnings (loss) per share:
Continuing operations	$0.69	$0.73
Discontinued operations	(0.16)	0.04

Net income	$0.53	$0.77

Diluted earnings (loss) per share:
Continuing operations	$0.68	$0.72
Discontinued operations	(0.15)	0.04

Net income	$0.53	$0.76

The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (the “3 1/2% Notes”) and 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3 1/4% Debentures”) are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures has been excluded because the effect would have been anti-dilutive for the three months ended March 31, 2007 and 2008. The impact of the 3 1/2% Notes has been excluded because the effect would have been anti-dilutive for the three months ended March 31, 2008.

Note 5.	Goodwill and Intangible Assets

The Company evaluates its goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company performed its most recent annual goodwill impairment test as of October 1, 2007 and did not incur an impairment charge.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2007	$44.0	$(8.8)	$35.2
Additions	7.3	—	7.3
Amortization expense	—	(2.1)	(2.1)

Balance at March 31, 2008	$51.3	$(10.9)	$40.4

Non-competition agreements:
Balance at December 31, 2007	$17.3	$(7.0)	$10.3
Amortization expense	—	(0.3)	(0.3)

Balance at March 31, 2008	$17.3	$(7.3)	$10.0

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2007 and March 31, 2008	$6.9	$—	$6.9

Total intangible assets:
Balance at December 31, 2007	$68.2	$(15.8)	$52.4
Additions	7.3	—	7.3
Amortization expense	—	(2.4)	(2.4)

Balance at March 31, 2008	$75.5	$(18.2)	$57.3

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

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) No. 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees and amortizes the contract-based intangible asset to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which is typically five years. As of December 31, 2007 and March 31, 2008, the Company’s liability balance for contract-based physician minimum revenue guarantees was $15.3 million and $17.7 million, respectively, which is included in other current liabilities in the accompanying condensed consolidated balance sheets.

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

Note 6.	Discontinued Operations

Impact of Discontinued Operations

Effective April 1, 2008, the existing lease agreement of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California was terminated, as discussed in detail within this note.

Effective July 1, 2007, the Company sold Coastal Carolina Medical Center, a 41 bed facility located in Hardeeville, South Carolina, to Tenet Healthcare Corporation for approximately $35.0 million, plus working capital.

Effective May 1, 2007, the Company sold St. Joseph’s Hospital, a 325 bed facility located in Parkersburg, West Virginia, to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, the Company sold Saint Francis’ Hospital, a 155 bed facility located in Charleston, West Virginia, to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

The results of operations, net of income taxes, of the Company’s sold hospitals are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company allocated to discontinued operations interest expense of $1.7 million and $0.1 million for the three months ended March 31, 2007 and 2008, respectively. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations was based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations was based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and loss before income taxes, excluding impairment (charge) adjustment and loss on sale of hospitals, of discontinued operations were as follows (in millions):

	Three Months Ended
	March 31,
	2007	2008

Revenues	$37.6	$1.3
Loss before income taxes	(1.2)	(0.3)

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment

In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, the Company recognized an impairment (charge) adjustment of ($7.9) million and $2.3 million, net of income taxes, or ($0.14) and $0.04 per diluted share, in discontinued operations for the three months ended March 31, 2007 and 2008, respectively. The impairment charge relates to goodwill impairment, the property and equipment and net working capital that was originally to be transferred to the Board of Trustees, for which the Company anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

The following table sets forth the components of Colorado River’s impairment (charge) adjustment (in millions):

	Three Months Ended
	March 31,
	2007	2008

Property and equipment	$(3.4)	$—
Net working capital	(4.9)	3.6
Goodwill	(3.1)	—

	(11.4)	3.6
Income tax benefit (provision)	3.5	(1.3)

	$(7.9)	$2.3

Note 7.	Interest Rate Swap

On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”), entered into on April 15, 2005, with Citicorp North America, Inc. (“CITI”), as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notional Amount
Date Range	(In millions)

November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	$750.0
November 28, 2008 to November 30, 2009	$600.0
November 30, 2009 to November 30, 2010	$450.0
November 30, 2010 to May 30, 2011	$300.0

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate swap based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 under SFAS No. 157.

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2007 and March 31, 2008 reflected a liability of approximately $31.0 million and $50.2 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and March 31, 2008 because of decreases in market interest rates since inception.

The Company has designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed its quarterly assessment of the cash flow hedge instrument at March 31, 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amount of the interest rate swap in effect at March 31, 2008 exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.6 million related to the ineffective portion of the Company’s cash flow hedge during the three months ended March 31, 2008.

Note 8.	Recently Issued Accounting Pronouncements

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of earnings per share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS No. 160 will have on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required. The Company has not yet fully evaluated the impact that SFAS No. 161 will have on its results of operations or financial position, but anticipates that additional disclosure surrounding its interest rate swap instrument will be required.

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

Through March 31, 2008, the plaintiffs had conducted inspections at 32 of the Company’s hospitals (including two subsequently divested hospitals), and have entered into settlement agreements with the plaintiffs regarding 13 of the Company’s hospitals. Under settlement agreements reached with the plaintiffs, the Company has completed corrective work on three facilities for a cost of $1.0 million. The Company currently anticipates that the costs associated with the ten other facilities which have settlement agreements will range from $5.1 million to $7.0 million. On February 12, 2008, the District Court entered an order dismissing the case due to the lack of individual plaintiffs. The Company anticipates that the plaintiffs will re-file the case in another jurisdiction.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The amount of commitments the Company estimates it will advance to physicians as of March 31, 2008 is $17.7 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $22.3 million in uncompleted projects as

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 31, 2008, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2008, the Company had projects under construction with an estimated cost to complete and equip of approximately $89.7 million.

The Company agreed in connection with the lease of Wythe County Community Hospital to make capital expenditures or improvements to the hospital of a value not less than $10.3 million prior to June 1, 2008, and an additional $4.2 million, for an aggregate total of $14.5 million, before June 1, 2013. The Company has incurred approximately $8.3 million of the required capital expenditures and improvements as of March 31, 2008.

The Company is subject to additional annual capital expenditure commitments in connection with several of its other facilities.

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

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our 2007 Annual Report on Form 10-K. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Overview

We operate general acute care hospitals in non-urban communities in the United States. We seek to fulfill our mission of making communities healthier by striving to (1) improve the quality and types of healthcare services available in our communities; (2) provide physicians with a positive environment in which to practice medicine, with access to necessary equipment, office space and resources; (3) develop and provide a positive work environment for employees; (4) expand each hospital’s role as a community asset; and (5) improve each hospital’s financial performance.

The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2007	2008

Revenues	$661.2	$699.9
Income from continuing operations	$38.8	$39.7
Diluted earnings per share from continuing operations	$0.68	$0.72

Key Challenges

We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:

•	Inpatient Volumes. We have experienced diminutive growth in our inpatient volumes at most of our facilities during the past twelve months. This was the result of physician attrition in several of our markets, lack of disease across our markets, the closure of certain unprofitable service lines at a few of our hospitals and the long-term industry trend of inpatient services shifting to outpatient services. We will focus on adding or further emphasizing service lines that are needed in our communities.

The following table reflects our quarterly admissions for the periods presented:

	Admissions
	2007	2008

First Quarter	52,207	52,358
Second Quarter	48,191	N/A
Third Quarter	48,367	N/A
Fourth Quarter	47,990	N/A

	196,755	52,358

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections.

Our quarterly provision for doubtful accounts on a consolidated basis, which comprises our continuing and discontinued operations was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2007	2008

First Quarter	$77.7	$82.2
Second Quarter	84.6	N/A
Third Quarter	82.2	N/A
Fourth Quarter	79.6	N/A

	$324.1	$82.2

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

The following table reflects our quarterly consolidated charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2007	2008

First Quarter	$16.2	$13.7
Second Quarter	14.1	N/A
Third Quarter	12.0	N/A
Fourth Quarter	11.4	N/A

	$53.7	$13.7

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly consolidated self-pay revenues, net of charity and indigent care write-offs, for the periods presented (in millions):

	Self-Pay Revenues
	2007	2008

First Quarter	$80.3	$91.3
Second Quarter	87.1	N/A
Third Quarter	86.6	N/A
Fourth Quarter	82.7	N/A

	$336.7	$91.3

The following table shows our consolidated revenue days outstanding reflected in our consolidated net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	In Accounts
	Receivable
	2007	2008

March 31	40.8	41.3
June 30	41.4	N/A
September 30	43.7	N/A
December 31	43.1	N/A

The approximate percentages of billed hospital receivables, which is a component of total accounts receivable, are summarized as follows as of the dates presented:

	December 31,	March 31,
	2007	2008

Insured receivables	33.2%	34.9%
Uninsured receivables (including co-payments and deductibles)	66.8	65.1

	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	March 31,
	2007	2008

0 to 60 days	45.1%	48.2%
61 to 150 days	19.9	17.6
Over 150 days	35.0	34.2

	100.0%	100.0%

We continue to implement a number of operating strategies related to cash collections. However, if the trend of increasing self-pay revenues continues, our future results of operations and future financial position could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting, attracting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. We believe that continuing to add primary care physicians and specialists should help our hospitals increase volumes by offering new services. Physician attrition is also a challenge for us.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us and we expect this pressure to continue in the future. Additionally, we experienced unfavorable claims development results recently, which are reflected in our professional and general liability costs.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nurses and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future. Additionally, we have incurred an increase in professional fees primarily for anesthesiology, hospitalists, fees for on-call coverage for physicians, and emergency room services. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute.

•	Indebtedness. Our consolidated debt was $1,517.1 million as of March 31, 2008, and we incurred $22.5 million of net interest expense during the three months ended March 31, 2008. Our indebtedness decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of March 31, 2008 and believe we will be in compliance with them throughout 2008.

•	Medicare Changes — Hospital Inpatient Prospective Payment System. Changes with respect to governmental reimbursement affect our revenues and earnings. On August 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system (“IPPS”) final rule for Federal Fiscal year (“FFY 2008”), which began on October 1, 2007. Among other items, the final rule created 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s previous 538 DRGs. The new MS-DRGs are being phased-in over a two-year period. In addition, the final rule also provided for a market basket increase of 3.3% in FFY 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduced Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No. 110-90, effectively decreasing these reductions for FFY 2008 and 2009 to 0.6% and 0.9%. CMS has announced that it plans to conduct a “look-back” beginning in FFY 2010 and to make appropriate changes to the reduction percentages based on actual claims data. The implementation of the MS-DRG system and the other provisions of the final rule may result in our Medicare acute inpatient hospital reimbursement remaining flat to increasing slightly in FFY 2008.

On April 14, 2008, CMS issued its IPPS proposed rule for FFY 2009. Among other items, the proposed rule would provide for a market basket increase of 3.0% in FFY 2009 for hospitals that report certain patient care quality measures and an increase of 1.0% for hospitals that do not. As required by Public Law No. 110-90, the proposed rule also reduces payment rates by 0.9% for FFY 2009 to account for the coding and discharge classification changes that CMS believes will occur as a result of the implementation of the MS-DRG system. In addition to the payment rate changes, the proposed rule reduces the outlier threshold from $22,185 to $21,025 in FFY 2009, adds 43 new patient care quality measures that hospitals would be required to report in order to receive the full market basket increase in FFY 2010, and adds nine additional categories of conditions that CMS will no longer reimburse at a higher weighted MS-DRG when those conditions are acquired in a hospital. The proposed rule also contains a number of amendments to the CMS regulations that implement the Stark Law and seeks additional comments on the Disclosure of Financial Relationships Report, which, if implemented, would require selected hospitals to disclose certain information regarding each hospital’s ownership, investment, and compensation relationships with physicians. CMS anticipates that the payment changes in the proposed rule would increase Medicare payments to acute care hospitals by nearly $4.0 billion in FFY 2009. Although difficult to predict, the provisions of the proposed rule may result in our Medicare acute inpatient hospital reimbursement increasing 3.0% to 3.5% in FFY 2009.

•	Medicare Changes — Medicare Hospital Outpatient Prospective Payment System. On November 1, 2007, CMS issued its final hospital outpatient prospective payment system rule for calendar year 2008. Among other provisions, this includes a 3.3% market basket update and requires hospitals to begin reporting seven hospital outpatient quality measures. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures.

•	Medicare Changes — Inpatient Rehabilitation Facility Prospective Payment System. On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2008. The final rule increased the inpatient rehabilitation facility (“IRF”) payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for FFY 2008. The final rule also continued the phase-in of the requirement that at least 75% of an IRF’s patients have one of 13 designated medical conditions, which has resulted in decreased volume in our rehabilitation units. However, the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), enacted on December 29, 2007, permanently froze the compliance threshold at 60% effective for cost reporting periods beginning on or after July 1, 2006, and allows co-morbid conditions to count toward this threshold. MMSEA also set the IRF prospective payment system rate increase factor for FFYs 2008 and 2009 at 0%, effective for discharges beginning on or after April 1, 2008. On April 21, 2008, CMS issued its IRF prospective payment system proposed rule for FFY 2009. In addition to implementing the changes required by MMSEA, the proposed rule would also set the outlier threshold for FFY 2009 at $9,191 and would update the IRF prospective payment system’s case mix group relative weights and average length of stay values using FFY 2006 information. CMS anticipates that the proposed rule would decrease aggregate IRF payments by $20.0 million in FFY 2009.

•	Medicaid Changes. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations. On May 25, 2007, CMS issued a final rule entitled “Medicaid Program: Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4.0 billion over five years. On the same date, President Bush signed into law HR 2206, which placed a moratorium on the implementation of this rule for one year. However, when the moratorium expires this year, this final rule could significantly impact state Medicaid programs and our revenue from these programs.

•	NPI Implementation. To improve the efficiency of the national healthcare system, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the Department of Health and Human Services (“HHS”) to adopt regulations that, among other things, established a uniform set of national standards for electronic healthcare transactions. As part of those regulations, HHS adopted a requirement that all covered healthcare providers obtain and use a National Provider Indentifier (“NPI”) in all covered electronic healthcare transactions, which includes the electronic submission of healthcare claims. The NPI is intended to replace the multiple “legacy” or existing Medicare, Medicaid, and private third party payor provider numbers healthcare providers are currently required to use. CMS has been phasing in the use of the NPI in the Medicare program over the past several months. However, beginning May 23, 2008, CMS will require all Medicare claims to be submitted under the provider’s NPI and will no longer accept claims that contain the provider’s existing Medicare provider number. Some providers have encountered difficulties and have had their claims rejected by the Medicare payment system for issues relating to the implementation of the NPI. We cannot predict if any of our facilities will experience any payment delays or issues when the Medicare program fully implements the use of the NPI on May 23, 2008. If our facilities experience payment delays as a result of the implementation of the NPI, our cash flows could be materially adversely affected.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per-equivalent admission, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Increases in Information Technology Costs and Costs of Integration. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information systems. We are currently negotiating with HCA-IT to extend the HCA-IT agreement beyond 2009.

•	Summary. Each of our challenges are intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes by developing service lines in response to needs in our respective communities.

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. Part I, Item 2. Properties in our 2007 Annual Report on Form 10-K contains a table of our hospitals, including acquisition dates. Our results of operations include the operations of our acquisitions since the effective date of each acquisition.

Discontinued Operations

From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.

Effective April 1, 2008, the existing lease agreement of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California was terminated, as discussed in detail below.

Effective July 1, 2007, we sold Coastal Carolina Medical Center, a 41 bed facility located in Hardeeville, South Carolina, to Tenet Healthcare Corporation for approximately $35.0 million, plus working capital.

Effective May 1, 2007, we sold St.  Joseph’s Hospital, a 325 bed facility located in Parkersburg, West Virginia, to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, we sold Saint Francis’ Hospital, a 155 bed facility located in Charleston, West Virginia, to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months Ended
	March 31, 2008
	2007	2008

Revenues	$37.6	$1.3

Loss from discontinued operations	$(1.0)	$(0.2)
Impairment (charge) adjustment	(7.9)	2.3
Loss on sale of hospitals	(0.1)	—

Income (loss) from discontinued operations	$(9.0)	$2.1

Diluted (loss) earnings per share from discontinued operations	$(0.15)	$0.04

Impairment

In March 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between Colorado River and the Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, we entered into a definitive agreement with the Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date we transferred Colorado River to the Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, we recognized an impairment (charge) adjustment of ($7.9) million and $2.3 million, net of income taxes, or ($0.14) and $0.04 per diluted share, in discontinued operations for the three months ended March 31, 2007 and 2008, respectively. The impairment charge relates to goodwill impairment, the property and equipment and net working capital that was originally to be transferred to the Board of Trustees, for which we anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components which were ultimately excluded from the assets transferred effective April 1, 2008.

The following table sets forth the components of Colorado River’s impairment (charge) adjustment (in millions):

	Three Months Ended
	March 31,
	2007	2008

Property and equipment	$(3.4)	$—
Net working capital	(4.9)	3.6
Goodwill	(3.1)	—

	(11.4)	3.6
Income tax benefit (provision)	3.5	(1.3)

	$(7.9)	$2.3

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to Part I, Item 1. Business, “Sources of Revenue” in our 2007 Annual Report on Form 10-K for a detailed discussion of our revenue sources.

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

Our critical accounting estimates are more fully described in our Annual 2007 Report on Form 10-K and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition/Allowance for contractual discounts;

•	Accounting for stock-based compensation;

•	Goodwill and accounting for business combinations;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Critical Accounting Estimate Update

During 2008, we modified our quarterly process for estimating our reserve for our critical accounting estimate for professional and general liability claims by reducing the number of actuarial calculations upon which the reserve is determined from the average of two calculations to one.

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

Operating Results Summary

The following tables present summaries of results of operations for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2007		2008
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$661.2	100.0%	$699.9	100.0%

Salaries and benefits	256.8	38.8	275.4	39.4
Supplies	92.2	13.9	95.5	13.6
Other operating expenses	114.6	17.4	125.3	17.9
Provision for doubtful accounts	73.1	11.1	82.7	11.8
Depreciation and amortization	32.5	4.9	33.3	4.8
Interest expense, net	26.4	4.0	22.5	3.2

	595.6	90.1	634.7	90.7

Income from continuing operations before minority interests and income taxes	65.6	9.9	65.2	9.3
Minority interests in earnings of consolidated entities	0.3	—	0.7	0.1

Income from continuing operations before income taxes	65.3	9.9	64.5	9.2
Provision for income taxes	26.5	4.0	24.8	3.5

Income from continuing operations	$38.8	5.9%	$39.7	5.7%

For the Three Months Ended March 31, 2007 and 2008

Revenues

The increase in our revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, was primarily the result of increases in outpatient diagnostic services, such as CT imaging, laboratory and cardiovascular services, as well as emergency room visits and revenues per equivalent admission. The increase in our emergency room visits was the result of a widespread outbreak of the flu during February and March of 2008. Our respiratory admissions increased by approximately 14% during the three months ended March 31, 2008 as compared to the same period last year. This was partially offset by a decrease in our surgical volumes during the three months ended March 31, 2008 as compared to the same period last year. Adjustments to estimated reimbursement amounts increased our revenues by $1.3 million and $1.6 million for the three months ended March 31, 2007 and 2008, respectively.

The following table shows the key drivers of our revenues for the periods presented:

				%
	Three Months Ended March 31,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Admissions	52,207	52,358	151	0.3%
Equivalent admissions	99,454	99,533	79	0.1
Revenues per equivalent admission	$6,649	$7,031	$382	5.7
Medicare case mix index	1.25	1.27	0.02	1.6
Average length of stay (days)	4.3	4.4	0.1	2.3
Inpatient surgeries	14,971	14,264	(707)	(4.7)
Outpatient surgeries	36,923	35,950	(973)	(2.6)
Emergency room visits	222,275	234,066	11,791	5.3
Outpatient factor	1.91	1.90	(0.01)	(0.5)

The following table shows the sources of our revenues by payor for the periods presented , expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended
	March 31,
	2007	2008

Medicare	34.6%	32.9%
Medicaid	9.9	9.8
HMOs, PPOs and other private insurers	40.4	41.3
Self-Pay	11.9	13.0
Other	3.2	3.0

	100.0%	100.0%

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$196.2	29.7%	$212.0	30.3%	$15.8	8.1%
Stock-based compensation	3.6	0.5	6.4	0.9	2.8	79.4
Employee benefits	39.9	6.0	43.3	6.2	3.4	8.3
Contract labor	13.3	2.0	11.9	1.7	(1.4)	(10.3)
ESOP expense	3.8	0.6	1.8	0.3	(2.0)	(51.4)

	$256.8	38.8%	$275.4	39.4%	$18.6	7.3%

Man-hours per equivalent admission	87.4	N/A	88.6	N/A	1.2	1.4%
Salaries and benefits per equivalent admission	$2,456	N/A	$2,600	N/A	$144	5.9%

Salaries and wages as a percentage of revenues increased during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of increases in our average hourly rate. We experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel and an increase in our employed physicians. Additionally, during the three months ended March 31, 2008, we continued to implement strategies to reduce our contract labor by employing nurses, physicians and other clinical personnel.

The increase in our stock-based compensation is generally a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during the later half of 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during the three months ended March 31, 2008 as compared to three months ended March 31, 2007.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at approximately 70,000 shares each quarter. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $1.6 million of discretionary cash contributions to the ESOP during the three months ended March 31, 2007. There were no cash contributions made during the three months ended March 31, 2008, which was the primary reason why our ESOP expense decreased by 51.4% during the three months ended March 31, 2008 as compared to three months ended March 31, 2007.

Supplies

The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Three Months Ended
	March 31,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Supplies	$92.2	$95.5	$3.3		3.6%
Supplies as a percentage of revenues	13.9%	13.6%	(30	)bps	N/M
Supplies per equivalent admission	$930	$967	$37		4.0%

Our supplies expense increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of increases in supplies per equivalent admission. Supplies as a percentage of revenues decreased slightly as a result of effective management of our supply costs and increased synergies as a result of our participation in a group purchasing organization. Supplies per equivalent admission increased as a result of rising supply costs, particularly those related to pharmaceutical products, orthopedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Professional fees	$14.8	2.2%	$16.6	2.4%	$1.8	11.9%
Utilities	11.9	1.8	12.4	1.8	0.5	4.2
Repairs and maintenance	13.3	2.0	14.1	2.0	0.8	6.1
Rents and leases	6.7	1.0	6.5	0.9	(0.2)	(3.7)
Insurance	5.9	0.9	9.9	1.4	4.0	69.5
Physician recruiting	3.7	0.6	4.7	0.7	1.0	23.5
Contract services	35.7	5.4	34.9	5.0	(0.8)	(2.2)
Non-income taxes	9.5	1.4	10.0	1.4	0.5	4.9
Other	13.1	2.1	16.2	2.3	3.1	24.2

	$114.6	17.4%	$125.3	17.9%	$10.7	9.3%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily a result of increases in professional fees, insurance and other expenses.

The increase in professional fees was primarily the result of increases in fees paid for hospitalists and anesthesiology and emergency room physician coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage.

Our professional and general liability insurance expense increased during the three months ended March 31, 2008 compared the three months ended March 31, 2007, primarily as a result of an increase in our reserves for self-insured malpractice claims as a result of the settlement of several claims at amounts higher than those anticipated and the actuarial implications of such settlements.

Other expenses increased as a result of increased legal and accounting fees and $1.6 million in costs that were related to certain discontinued information system conversion projects at a few of our hospitals.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the periods presented (dollars in millions):

	Three Months
	Ended
	March 31,		Increase	% Increase
	2007	2008	(Decrease)	(Decrease)

Provision for doubtful accounts	$73.1	$82.7	$ 9.6	13.1%
Percentage of revenues	11.1%	11.8%	70bps	N/M
Charity care write-offs	$14.8	$13.6	$(1.2)	(8.5)
Percentage of revenues	0.9%	0.8%	(10)bps	N/M

The increase in the provision for doubtful accounts for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily the result of an increase in self-pay revenues over the same period in the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2007 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased slightly for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of an increase in depreciable fixed assets from capital projects that we completed during 2007.

Interest Expense

The following table summarizes our interest expense for the periods presented (dollars in millions):

	Three Months Ended
	March 31,		Increase
	2007	2008	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$25.3	$11.2	$(14.1)
Province 7 1/2% Senior Subordinated Notes	0.1	0.1	—
3 1/4% Debentures	1.8	1.8	—
3 1/2% Notes	—	5.0	5.0
Interest rate swap (including ineffective portion)	0.5	2.8	2.3
Other	0.1	0.3	0.2

	27.8	21.2	(6.6)
Amortization of deferred loan costs	1.3	1.8	0.5
Less:
Discontinued operations interest expense allocation	(1.7)	(0.1)	1.6
Interest income	(0.3)	(0.3)	—
Capitalized interest	(0.7)	(0.1)	0.6

	$26.4	$22.5	$(3.9)

The decrease in interest expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily a result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our senior secured credit facilities (“Senior Secured Credit Facilities”), discussed in more detail below under the heading “Liquidity and Capital Resources — Senior Secured Credit Facilities.” In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,661.7 million during the three months ended March 31, 2007 to $1,512.2 million during the three months ended March 31, 2008. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months Ended
	March 31,		Increase
	2007	2008	(Decrease)

Provision for income taxes	$26.5	$24.8	$(1.7)
Effective income tax rate	40.6%	38.4%	(220	)bps

The decrease in our provision for income taxes was a result of a lower effective tax rate during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to a reduction in the valuation allowance against deferred tax assets and deferred tax liabilities resulting from a change in state taxation apportionment percentages. During the three months ended March 31, 2008, we benefited from some tax restructuring that will generate taxable income and allow the utilization of state net operating loss carry forwards that we were previously unable to conclude that would more likely than not be utilized. Based upon actual and budgeted financial results, we concluded during the three months ended March 31, 2008 that the state net operating loss carry forwards would likely be utilized and accordingly, released the valuation allowance during the three months ended March 31, 2008. In addition, the tax restructuring reduced our overall state allocation and apportionment percentages, which reduced the required deferred tax liabilities during the three months ended March 31, 2008. Both of the favorable adjustments to the provision for income taxes were isolated to the three months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, expend funds on capital expenditures, fund certain small to mid-size hospital acquisitions and fund our stock repurchase program. It is not our intent to maintain large cash balances.

The following table reconciles the non-GAAP metric of free operating cash flow to the cash provided by operating activities — continuing operations, as stated in our accompanying condensed consolidated statements of cash flows and presents our summarized cash flow information for the periods presented (in millions):

	Three Months Ended March 31,
	2007	2008

Net cash flows provided by continuing operating activities	$51.4	$105.1
Less: Purchase of property and equipment	(31.7)	(33.4)

Free operating cash flow	19.7	71.7
Proceeds from borrowings	40.0	—
Payments on borrowings	(52.4)	—
Repurchase of common stock	—	(87.6)
Other	1.0	(0.2)
Cash flows from operations provided by (used in) discontinued operations	12.4	(4.1)

Net increase (decrease) in cash and cash equivalents	$20.7	$(20.2)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. Our cash flows provided by continuing operating activities for the three months ended March 31, 2008 were positively impacted by an increase in net income over the three months ended March 31, 2007, a decrease in interest payments by $11.7 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and the timing of certain payments during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In addition, our net cash flows provided by continuing operating activities for the three months ended March 31, 2007 was negatively impacted by an $8.5 million over-funding of our employee 401(k) plan. Excluding this payment, which was refunded during April 2007, our net cash provided by continuing operating activities would have been $59.6 million for the three months ended March 31, 2007.

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

Working Capital

Our net working capital and current ratio are summarized as follows for the periods presented (dollars in millions):

	December 31,	March 31,
	2007	2008

Total current assets	$601.4	$584.0
Total current liabilities	261.5	253.3

Net working capital	$339.9	$330.7

Current ratio	2.3	2.3

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.

The following table reflects our capital expenditures for the periods presented (in millions):

	Three Months Ended March 31,
	2007	2008

Capital projects	$21.9	$21.8
Routine	8.4	11.3
Information systems	1.4	0.3

	$31.7	$33.4

Depreciation expense	$31.8	$33.0

Ratio of capital expenditures to depreciation expense	99.7%	101.2%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of	March 31,
	2007	Borrowings	Borrowings	2008

Senior Secured Credit Facilities:
Term B Loans	$706.0	$—	$—	$706.0
Revolving Loans	—	—	—	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	0.1
3 1/2% Notes	575.0	—	—	575.0
3 1/4% Debentures	225.0	—	—	225.0
Other, including capital leases	5.2	—	(0.3)	4.9

	$1,517.4	$—	$(0.3)	$1,517.1

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	March 31,	Increase
	2007	2008	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,516.9	1,516.6	(0.3)

Total debt	1,517.4	1,517.1	(0.3)
Total stockholders’ equity	1,544.2	1,507.4	(36.8)

Total capitalization	$3,061.6	$3,024.5	$(37.1)

Total debt to total capitalization	49.6%	50.2%	60	bps

Percentage of:
Fixed rate debt	53.5%	53.5%
Variable rate debt(*)	46.5	46.5

	100.0%	100.0%

Percentage of:
Senior debt	46.9%	46.9%
Subordinated debt	53.1	53.1

	100.0%	100.0%

(*)	Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.5% to zero as of December 31, 2007 and March 31, 2008. Please refer to the “Capital Resources – Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

Capital Resources

3 1/2% Convertible Senior Subordinated Notes due May 15, 2014

On May 29, 2007, we issued $500.0 million of our 3 1/2% Notes, and on May 31, 2007, we issued another $75.0 million pursuant to the underwriters’ exercise of their over-allotment option. The net proceeds of approximately $561.7 million were used to repay a portion of our outstanding borrowings under the Credit Agreement. The 3 1/2% Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15. Please refer to Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources — 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014” in our 2007 Annual Report on Form 10-K for a detailed discussion of the 3 1/2% Notes.

Senior Secured Credit Facilities

Terms

On April 15, 2005, in connection with the Province business combination, we entered into the Credit Agreement with CITI, as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner. Effective May 11, 2007, we amended our Credit Agreement and increased our additional tranches available under our term B loans (the “Term B Loans”) and revolving loans (the “Revolving Loans”) by $200.0 million and $50.0 million, respectively. Additionally, the amendment allows for the issuance of up to $250.0 million in term A loans (the “Term A Loans”), which was previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Notes.

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

Borrowings and Payments

During January 2007, we borrowed $40.0 million under our Credit Agreement in the form of Revolving Loans and repaid $32.5 million of our outstanding borrowings under the Credit Agreement for Term B Loans. Additionally, during the first quarter of 2007 we repaid $20.0 million on our Revolving Loans. All outstanding amounts of our Revolving Loans were repaid by December 31, 2007. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling in the aggregate of $706.0 million.

Letters of Credit and Availability

As of March 31, 2008, we had $36.4 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $413.6 million as of March 31, 2008, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of March 31, 2008, all of which is available under the additional tranches.

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

As of March 31, 2008, the applicable annual interest rate under the Term B Loans was 4.71%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 3.09% at March 31, 2008. The weighted-average applicable annual interest rate for the three months ended March 31, 2008 under the Term B Loans was 6.09%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.

The financial covenant requirements and ratios are as follows:

		Level at
		March 31,
	Requirement	2008

Minimum Interest Coverage Ratio	≥3.50:1.00	5.32
Maximum Total Leverage Ratio	≤4.25:1.00	3.30

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

3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025

On August 10, 2005, we sold $225.0 million of our 3 1/4% Debentures. The net proceeds were approximately $218.4 million and were used to repay indebtedness and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15. Please refer to Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources — 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025” in our 2007 Annual Report on Form 10-K for a detailed discussion of the 3 1/4% Debentures.

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

Notional Amount
Date Range	(In millions)

November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	$750.0
November 28, 2008 to November 30, 2009	$600.0
November 30, 2009 to November 30, 2010	$450.0
November 30, 2010 to May 30, 2011	$300.0

On January 1, 2008, we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”) with respect to the valuation of our interest rate swap agreement. We did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We determine the fair value of our interest rate swap based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. This price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 under SFAS No. 157.

The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at December 31, 2007 and March 31, 2008 reflected a liability of approximately $31.0 million and $50.2 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and March 31, 2008 because of decreases in market interest rates since inception.

We have designated the interest rate swap as a cash flow hedge instrument. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed our quarterly assessment of the cash flow hedge instrument at March 31, 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amount of the interest rate swap in effect at March 31, 2008 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.6 million related to the ineffective portion of our cash flow hedge during the three months ended March 31, 2008.

Debt Ratings

Please refer to Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources — Debt Ratings” in our 2007 Annual Report on Form 10-K for a detailed discussion of the way our debt is rated. During the three months ended March 31, 2008, there were no material changes in our debt ratings presented in our 2007 Annual Report on Form 10-K.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period April 1, 2008 to December 31, 2008 to be in a range of $125.0 million to $140.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2008, we had projects under construction with an estimated additional cost to complete and equip of approximately $89.7 million. See Note 9 to our consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.

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

In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. We repurchased approximately 3.0 million shares during the three months ended March 31, 2008 for an aggregate purchase price, including commissions, of approximately $75.4 million with an average purchase price of $25.15 per share. As of March 31, 2008, the Company had repurchased in the aggregate, approximately 4.4 million shares at an aggregate purchase price, including commissions, of approximately $116.6 million. We have designated these shares as treasury stock.

We believe that cash flows from operations, amounts available under our credit facility and our access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the next three years.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2008, there were no material changes in our contractual obligations presented in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $36.4 million as of March 31, 2008, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 8 of our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

Please refer to Note 9 of our condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including acquisitions, divestitures, business strategies and initiatives;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance and condition;

•	future liquidity and capital resources;

•	repurchases of our common stock;

•	future cash flows;

•	existing and future debt and equity structure;

•	compliance with debt covenants;

•	our strategic goals;

•	our business strategy and operating philosophy;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	future acquisitions, dispositions and joint ventures;

•	industry and general economic trends;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	governmental budgetary challenges at the federal level and in the states where we operate;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	expected changes in certain expenses;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards;

•	staffing issues relating to nurses and other clinical personnel; and

•	physician recruiting and retention.

There are a number of factors, many beyond our control, that could cause results to differ significantly from our expectations. Part I, Item 1A. Risk Factors of our 2007 Annual Report on Form 10-K contains a summary of these factors. Any factor described in our 2007 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2007 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as changes in the manner in which employers provide healthcare coverage to their employees including “high deductible” plans;

•	the possibility of adverse changes in, and requirements of, applicable laws, regulations, policies and procedures;

•	our ability to manage healthcare risks, including malpractice litigation, and the lack of state and federal tort reform;

•	the availability, cost and terms of insurance coverage;

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain physicians and other healthcare professionals;

•	the ability to attract and retain qualified management and personnel;

•	our reliance on contract labor;

•	the geographic concentration of our operations;

•	changes in our operating or expansion strategy;

•	the ability to operate and integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	changes in our liquidity or the amount or terms of our indebtedness and in our debt credit ratings;

•	the potential adverse impact of government investigations and litigation involving the business practices of healthcare providers, including whistleblowers investigations;

•	changes in generally accepted accounting principles or practices;

•	volatility in the market value of our common stock;

•	changes in general economic conditions in the markets we serve;

•	ability to add or further emphasize service lines that are needed in our communities;

•	our reliance on information technology systems maintained by HCA-IT;

•	the costs of complying with the Americans with Disabilities Act;

•	possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We are exposed to market risk related to changes in interest rates. We have an interest rate swap to manage our exposure to these fluctuations. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $750.0 million at March 31, 2008 and at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our credit risk related to this agreement is low because the swap agreement is with a creditworthy financial institution.

As of March 31, 2008, we had outstanding debt of $1,517.1 million, 46.5% or $706.0 million, of which was subject to variable rates of interest. As of March 31, 2008, the fair value of our outstanding variable rate debt approximates its carrying value. The fair value of our $225.0 million 3 1/4% Debentures and $575.0 million 3 1/2% Notes was approximately $182.3 million and $483.0 million, respectively, based on the quoted market prices at March 31, 2008.

Based on a hypothetical 100 basis point increase in interest rates, the potential annualized decrease in our future pre-tax earnings would be approximately $7.1 million as of March 31, 2008. The estimated change to our interest expense is determined considering the impact of hypothetical interest rates on our borrowing cost and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, our management would expect to take actions intended to further mitigate our exposure to such change.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at March 31, 2008. As a result, the interest rate market risk implicit in these investments at March 31, 2008, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Through March 31, 2008, the plaintiffs had conducted inspections at 32 of our hospitals (including two subsequently divested hospitals), and have entered into settlement agreements with the plaintiffs regarding 13 of the hospitals. Under settlement agreements reached with the plaintiffs, we have completed corrective work on three facilities for a cost of $1.0 million. We currently anticipate that the costs associated with the ten other facilities which have settlement agreements will range from $5.1 million to $7.0 million. On February 12, 2008, the District Court entered an order dismissing the case due to the lack of individual plaintiffs. We anticipate that the plaintiffs will re-file the case in another jurisdiction.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2008:

Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program(1)
Period	Purchased	per Share	Program(1)	(In millions)

January 1, 2008 to January 31, 2008	—	—	—	—
February 1, 2008 to February 29, 2008	1,865,280	$25.12	1,865,280	$62.0
March 1, 2008 to March 31, 2008	1,132,500	$25.20	1,132,500	$33.4

Total	2,997,780	$25.15	2,997,780	$33.4

(1)	In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. As of March 31, 2008, the Company had repurchased in the aggregate, approximately 4.4 million shares at an aggregate purchase price, including commissions, of approximately $116.6 million. These shares have been designated by the Company as treasury stock

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By: /s/ Gary D. Willis
Gary D. Willis
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.