Form 10-Q
period 2008-06-30
LIFEPOINT HOSPITALS, INC.
filed 2008-08-08
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 53,242,788.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$654.3	$680.8	$1,315.5	$1,380.7

Salaries and benefits	257.1	271.6	514.0	547.0
Supplies	89.7	95.3	182.1	190.8
Other operating expenses	123.0	126.5	237.3	251.8
Provision for doubtful accounts	81.2	76.7	154.4	159.4
Depreciation and amortization	34.4	34.2	66.9	67.5
Interest expense, net	25.4	22.2	51.8	44.7
Impairment of long-lived assets	—	0.3	—	0.3

	610.8	626.8	1,206.5	1,261.5

Income from continuing operations before minority interests and income taxes	43.5	54.0	109.0	119.2
Minority interests in earnings of consolidated entities	0.8	0.6	1.1	1.3

Income from continuing operations before income taxes	42.7	53.4	107.9	117.9
Provision for income taxes	18.1	21.9	44.6	46.7

Income from continuing operations	24.6	31.5	63.3	71.2

Discontinued operations, net of income taxes:
Loss from discontinued operations	(2.6)	(0.7)	(3.5)	(0.9)
Impairment (charge) adjustment	(8.5)	—	(16.4)	2.3
Loss on sale of hospitals	(0.1)	(0.3)	(0.2)	(0.3)

(Loss) income from discontinued operations	(11.2)	(1.0)	(20.1)	1.1

Net income	$13.4	$30.5	$43.2	$72.3

Basic earnings (loss) per share:
Continuing operations	$0.44	$0.60	$1.13	$1.34
Discontinued operations	(0.20)	(0.02)	(0.36)	0.02

Net income	$0.24	$0.58	$0.77	$1.36

Diluted earnings (loss) per share:
Continuing operations	$0.43	$0.59	$1.11	$1.31
Discontinued operations	(0.20)	(0.02)	(0.35)	0.02

Net income	$0.23	$0.57	$0.76	$1.33

Weighted average shares and dilutive securities outstanding:
Basic	56.1	52.2	56.0	53.1

Diluted	57.2	53.2	57.0	54.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	June 30,
	2007(1)	2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53.1	$24.6
Accounts receivable, less allowances for doubtful accounts of $376.3 and $368.8 at December 31, 2007 and June 30, 2008, respectively	304.5	309.2
Inventories	69.3	69.7
Prepaid expenses	12.4	17.7
Income taxes receivable	27.9	34.5
Deferred tax assets	113.6	119.3
Other current assets	20.6	10.2

	601.4	585.2
Property and equipment:
Land	72.8	72.8
Buildings and improvements	1,219.6	1,251.5
Equipment	674.1	709.8
Construction in progress (estimated cost to complete and equip after June 30, 2008 is $137.6)	34.1	27.7

	2,000.6	2,061.8
Accumulated depreciation	(582.9)	(643.3)

	1,417.7	1,418.5

Deferred loan costs, net	38.6	34.9
Intangible assets, net	52.4	60.4
Other	4.4	4.4
Goodwill	1,512.0	1,521.0

	$3,626.5	$3,624.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95.6	$88.2
Accrued salaries	66.7	72.0
Other current liabilities	98.7	85.7
Current maturities of long-term debt	0.5	0.5

	261.5	246.4

Long-term debt	1,516.9	1,523.1
Deferred income taxes	113.2	116.6
Professional and general liability claims and other liabilities	120.0	124.1
Long-term income tax liability	55.5	72.1

Minority interests in equity of consolidated entities	15.2	15.5

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 58,101,477 and 58,553,268 shares issued at December 31, 2007 and June 30, 2008, respectively	0.6	0.6
Capital in excess of par value	1,084.9	1,098.3
Unearned ESOP compensation	(3.1)	(1.5)
Accumulated other comprehensive loss	(19.8)	(18.8)
Retained earnings	522.8	595.1
Common stock in treasury, at cost, 1,356,487 and 5,339,372 shares at December 31, 2007 and June 30, 2008, respectively	(41.2)	(147.1)

	1,544.2	1,526.6

	$3,626.5	$3,624.4

(1)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Cash flows from operating activities:
Net income	$13.4	$30.5	$43.2	$72.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	11.2	1.0	20.1	(1.1)
Stock-based compensation	3.6	5.8	7.2	12.2
ESOP expense (non-cash portion)	2.5	2.2	4.7	4.0
Depreciation and amortization	34.4	34.2	66.9	67.5
Amortization of physician minimum revenue guarantees	1.2	2.2	2.1	4.3
Amortization of deferred loan costs	1.7	1.9	3.0	3.7
Minority interests in earnings of consolidated entities	0.8	0.6	1.1	1.3
Deferred income taxes (benefit)	(16.6)	8.3	(35.0)	9.6
Reserve for professional and general liability claims, net	4.6	7.3	4.1	8.4
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	7.0	5.9	(0.5)	(2.7)
Inventories and other current assets	4.0	7.7	(7.2)	4.5
Accounts payable and accrued expenses	20.5	(7.0)	(12.8)	(3.2)
Income taxes payable/receivable	(3.5)	(26.3)	38.7	(3.7)
Other	(0.5)	—	(0.3)	2.3

Net cash provided by operating activities — continuing operations	84.3	74.3	135.3	179.4
Net cash (used in) provided by operating activities — discontinued operations	(5.2)	(2.2)	7.6	(6.3)

Net cash provided by operating activities	79.1	72.1	142.9	173.1

Cash flows from investing activities:
Purchase of property and equipment	(40.6)	(42.3)	(72.6)	(75.7)
Acquisition, net of cash acquired	—	(9.3)	—	(9.3)
Other	0.1	—	0.1	—

Net cash used in investing activities — continuing operations	(40.5)	(51.6)	(72.5)	(85.0)
Net cash provided by (used in) investing activities — discontinued operations	72.7	(3.3)	72.8	(3.3)

Net cash provided by (used in) investing activities	32.2	(54.9)	0.3	(88.3)

Cash flows from financing activities:
Proceeds from borrowings	575.0	10.4	615.0	10.4
Payments of borrowings	(705.1)	—	(757.5)	—
Proceeds from exercise of stock options	11.1	0.1	12.1	0.1
Purchases of treasury stock	—	(30.5)	—	(118.1)
Payment of debt issuance costs	(13.3)	—	(13.3)	—
Distributions to minority investors in joint ventures, net of proceeds	1.9	(0.7)	1.7	(1.0)
Capital lease payments and other	(0.4)	(4.8)	—	(4.7)

Net cash used in financing activities	(130.8)	(25.5)	(142.0)	(113.3)

Change in cash and cash equivalents	(19.5)	(8.3)	1.2	(28.5)
Cash and cash equivalents at beginning of period	32.9	32.9	12.2	53.1

Cash and cash equivalents at end of period	$13.4	$24.6	$13.4	$24.6

Supplemental disclosure of cash flow information:
Interest payments	$1.4	$24.0	$30.2	$41.1

Capitalized interest	$0.7	$0.2	$1.4	$0.3

Income taxes paid, net	$38.1	$40.8	$40.5	$41.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Loss	Earnings	Stock	Total

Balance at December 31, 2007	56.7	$0.6	$1,084.9	$(3.1)	$(19.8)	$522.8	$(41.2)	$1,544.2
Comprehensive income:
Net income	—	—	—	—	—	72.3	—	72.3
Net change in fair value of interest rate swap, net of tax provision of $0.2	—	—	—	—	1.0	—	—	1.0

Total comprehensive income								73.3

Non-cash ESOP compensation earned	—	—	2.4	1.6	—	—	—	4.0
Exercise of stock options, including tax benefits and other	—	—	(1.5)	—	—	—	—	(1.5)
Stock activity in connection with employee stock purchase plan	—	—	0.3	—	—	—	—	0.3
Stock-based compensation	0.4	—	12.2	—	—	—	—	12.2
Purchases of treasury stock, at cost	(3.9)	—	—	—	—	—	(105.9)	(105.9)

Balance at June 30, 2008	53.2	$0.6	$1,098.3	$(1.5)	$(18.8)	$595.1	$(147.1)	$1,526.6

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At June 30, 2008, our subsidiaries owned or leased 48 hospitals, having a total of 5,637 licensed beds, and serving non-urban communities in 17 states.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $21.0 million and $23.3 million for the three months ended June 30, 2007 and 2008, respectively, and $41.8 million and $47.5 million for the six months ended June 30, 2007 and 2008, respectively.

Certain prior year statements of cash flow amounts have been reclassified to conform to the current year presentation for distributions to minority investors in joint ventures, net of proceeds. Previously, the Company classified distributions to minority investors in joint ventures, net of proceeds, as an other investing activity. Effective April 1, 2008, the Company reclassified its distributions to minority investors in joint ventures, net of proceeds, as a financing activity as the Company has determined this to be a more appropriate categorization of this type of activity. This reclassification has had no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows.

Note 2.	Treasury Stock

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. The Company repurchased approximately 0.9 million and 3.9 million shares for an aggregate purchase price, including commissions, of approximately $28.3 million and $103.7 million at an average purchase price of $31.25 and $26.57 per share during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, the Company had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million. These shares have been designated by the Company as treasury stock.

The Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (the “LTIP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed 77,532 of the 261,977 vested LTIP shares for an aggregate price of approximately $2.2 million during the three months ended June 30, 2008. These shares have been designated by the Company as treasury stock.

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

Stock Options

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2007 and 2008 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 609,525 and 1,091,500 shares of the Company’s common stock to certain key employees during the six months ended June 30, 2007 and 2008, respectively. The stock options that were granted during the six months ended June 30, 2007 and 2008 become vested with respect to one-third of the shares on each anniversary of the grant date, conditioned on continued employment.

In addition, during the six months ended June 30, 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options were subject to forfeiture unless certain targeted levels of diluted earnings per share were achieved for the year ended December 31, 2007. Depending on the level of diluted earnings per share achieved during 2007, the senior executives would forfeit zero to 100% of these stock options. The stock options that would not have been forfeited at year end would have vested ratably beginning one year from the date of the grant to three years after the date of the grant. Through June 30, 2007, for purposes of accounting for the expense of these stock options, the Company assumed a target level of diluted earnings per share that resulted in the recognition of stock compensation expense assuming earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares. At September 30, 2007, the Company projected that the required target level of diluted earnings per share was not going to be met and reversed the previously recognized stock compensation expense associated with these stock options. The target level of diluted earnings per share was ultimately not met during 2007 and all of the 760,000 performance-based stock options were cancelled.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share for stock options granted during the periods presented:

	Six Months Ended
	June 30,
	2007	2008

Expected volatility	25.4%	32.0%
Risk free interest rate (range)	4.48% — 5.21%	1.07% — 3.74%
Expected dividends	—	—
Average expected term (years)	5.1	5.3
Fair value per share for stock options granted	$10.38	$8.08

The Company received $11.1 million and $0.1 million in cash from stock option exercises for the three months ended June 30, 2007 and 2008, respectively, and $12.1 million and $0.1 million for the six months ended June 30, 2007 and 2008, respectively. The Company recognized actual tax benefits for the tax deductions from stock option exercises of $1.0 million for the three and six months ended June 30, 2007. There was a nominal amount of cash received and tax benefits realized from stock option exercises for the three and six months ended June 30, 2008.

As of June 30, 2008, there was $11.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.5 years.

Nonvested Stock

The fair value of nonvested stock is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods (three to five years).

The Company granted 427,345 and 462,742 shares of nonvested stock awards to certain key employees during the six months ended June 30, 2007 and 2008, respectively. These nonvested stock awards cliff-vest three years from the grant date. The weighted-average fair market value at the date of grant of the 427,345 and 462,742 shares of nonvested stock awards was $36.84 and $25.86 per share, respectively.

Of the nonvested stock awards granted during the six months ended June 30, 2007 and 2008, 190,000 and 247,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals specifically related to the achievement of specified annual net revenues and other earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these performance-based nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 18, 2008, pursuant to the Outside Directors Stock and Incentive Compensation Plan (“ODSICP”), the Company’s Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to Gregory T. Bier, who was appointed to the Company’s Board of Directors on this same date. On May 14, 2008, pursuant to the ODSICP, the Company’s Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to each of the seven non-management members of the Board of Directors. The 24,500 restricted stock unit awards granted on May 14, 2008 will be fully vested and no longer subject to forfeiture on November 15, 2008. The non-employee directors’ receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

Effective May 13, 2008, upon stockholders’ approval, the Company amended both its LTIP and Management Stock Purchase Plan (“MSPP”). The amendments increased the shares available for grant by an additional 2,100,000 shares and 75,000 shares under the LTIP and MSPP, respectively. Additionally, the amendment of the LTIP increased the limits on grants of restricted shares, performance shares and other full-value awards by 700,000 shares.

As of June 30, 2008, there was $22.4 million of total estimated unrecognized compensation cost related to nonvested stock compensation arrangements granted under both the LTIP and ODSICP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

Summary

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Nonvested stock	$1.7	$4.0	$3.9	$8.3
Stock options	1.9	1.8	3.3	3.9

Total stock-based compensation expense	$3.6	$5.8	$7.2	$12.2

Tax benefits on stock-based compensation expense	$1.5	$2.5	$2.9	$5.0

The Company did not capitalize any stock-based compensation cost for the three or six months ended June 30, 2007 and 2008. As of June 30, 2008, there was $33.6 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2008	2007	2008

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$24.6	$31.5	$63.3	$71.2
(Loss) income from discontinued operations, net of income taxes	(11.2)	(1.0)	(20.1)	1.1

	$13.4	$30.5	$43.2	$72.3

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	56.1	52.2	56.0	53.1
Effect of dilutive securities:
Employee stock benefit plans	1.1	1.0	1.0	1.1

Denominator for diluted earnings (loss) per share — weighted average shares	57.2	53.2	57.0	54.2

Basic earnings (loss) per share:
Continuing operations	$0.44	$0.60	$1.13	$1.34
Discontinued operations	(0.20)	(0.02)	(0.36)	0.02

Net income	$0.24	$0.58	$0.77	$1.36

Diluted earnings (loss) per share:
Continuing operations	$0.43	$0.59	$1.11	$1.31
Discontinued operations	(0.20)	(0.02)	(0.35)	0.02

Net income	$0.23	$0.57	$0.76	$1.33

The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (the “3 1/2% Notes”) and 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3 1/4% Debentures”) are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures and 3 1/2% Notes has been excluded because the effects would have been anti-dilutive for the three and six months ended June 30, 2007 and 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Intangible Assets

Goodwill

Effective June 1, 2008, the Company acquired Surgery Center of Dodge City, LLC (the “Dodge City Surgery Center”), an ambulatory surgery center located in Dodge City, Kansas, for approximately $8.9 million plus working capital and assumed capital leases of $0.8 million. Preliminary goodwill recognized in connection with the acquisition of the Dodge City Surgery Center totaled approximately $9.0 million. In addition, the Company entered into non-competition agreements with certain of the Dodge City Surgery Center’s physicians. As the Company is currently in the process of determining the value of these non-competition agreements, the Company has not allocated any portion of the purchase price of the Dodge City Surgery Center to these non-competition agreements. The impact of assigning value to these non-competition agreements will result in a reduction to the previously recognized goodwill. The purchase price allocation for the Dodge City Surgery Center has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge.

The Company evaluates its goodwill for impairment annually, or more frequently if circumstances indicate potential impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performed its most recent annual goodwill impairment test as of October 1, 2007 and did not incur an impairment charge.

Contract-Based Physician Minimum Revenue Guarantees

The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the community, the Company may advance certain amounts of money to the physician to assist in establishing his or her practice.

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees and amortizes the contract-based intangible asset to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which is typically five years. As of December 31, 2007 and June 30, 2008, the Company’s liability balance for contract-based physician minimum revenue guarantees was $15.3 million and $19.4 million, respectively, which is included in other current liabilities in the accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements, and these non-competition agreements are amortized on a straight-line basis over the term of the agreements.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete acquisitions or add new services at its facilities in these states. These intangible assets have been determined to have indefinite lives and, accordingly, are not amortized.

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2007	$44.0	$(8.8)	$35.2
Additions, net of terminations	11.6	1.3	12.9
Amortization expense	—	(4.3)	(4.3)

Balance at June 30, 2008	$55.6	$(11.8)	$43.8

Non-competition agreements:
Balance at December 31, 2007	$17.3	$(7.0)	$10.3
Amortization expense	—	(0.6)	(0.6)

Balance at June 30, 2008	$17.3	$(7.6)	$9.7

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2007 and June 30, 2008	$6.9	$—	$6.9

Total intangible assets:
Balance at December 31, 2007	$68.2	$(15.8)	$52.4
Additions, net of terminations	11.6	1.3	12.9
Amortization expense	—	(4.9)	(4.9)

Balance at June 30, 2008	$79.8	$(19.4)	$60.4

Note 6.	Discontinued Operations

Impact of Discontinued Operations

Effective April 1, 2008, the existing lease agreement of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California, was terminated, as discussed in detail within this note.

Effective July 1, 2007, the Company sold Coastal Carolina Medical Center (“Coastal”), a 41 bed facility located in Hardeeville, South Carolina, to Tenet Healthcare Corporation (“Tenet”) for approximately $35.0 million, plus working capital, as discussed in detail within this note.

Effective May 1, 2007, the Company sold St. Joseph’s Hospital, a 325 bed facility located in Parkersburg, West Virginia, to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, the Company sold Saint Francis Hospital, a 155 bed facility located in Charleston, West Virginia, to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations, net of income taxes, of the Company’s sold hospitals are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company allocated to discontinued operations interest expense of $0.8 million and $2.5 million for the three and six months ended June 30, 2007, respectively, and $0.1 million for the six months ended June 30, 2008. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations was based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations was based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.

The revenues and loss before income taxes, excluding impairment (charge) adjustment and loss on sale of hospitals, of discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$18.3	$(0.3)	$55.9	$1.0
Loss before income taxes	(4.2)	(0.9)	(5.4)	(1.2)

Impairment — Colorado River

In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, the Company recognized an impairment charge of $0.7 million and $8.6 million, net of income taxes, or $0.01 and $0.15 loss per diluted share, for the three and six months ended June 30, 2007, respectively, and an impairment adjustment of $2.3 million, net of income taxes, or $0.04 earnings per diluted share, for the six months ended June 30, 2008. The impairment charge relates to goodwill impairment, the property and equipment and net working capital that was originally to be transferred to the Board of Trustees, for which the Company anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Colorado River’s impairment (charge) adjustment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Property and equipment	$(1.1)	$—	$(4.5)	$—
Net working capital	—	—	(4.9)	3.6
Goodwill	—	—	(3.1)	—

	(1.1)	—	(12.5)	3.6
Income tax benefit (provision)	0.4	—	3.9	(1.3)

	$(0.7)	$—	$(8.6)	$2.3

Impairment — Coastal

Effective July 1, 2007, the Company completed the sale of Coastal to Tenet. In connection with the execution of the definitive agreement with Tenet, during the three and six months ended June 30, 2007, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share.

The following table sets forth the components of Coastal’s impairment charge (in millions) during the three and six months ended June 30, 2007:

Goodwill	$(7.2)
Intangible assets	(0.4)

(7.6)
Income tax provision	(0.2)

$(7.8)

Note 7.	Interest Rate Swap

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

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

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2007 and June 30, 2008 reflects a liability balance of approximately $31.0 million and $30.5 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and June 30, 2008 because of decreases in market interest rates since inception.

The Company has designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed its assessments of the cash flow hedge instrument at quarterly intervals during the six months ended June 30, 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amount of the interest rate swap in effect at the quarterly assessment intervals during the six months ended June 30, 2008 exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.6 million related to the ineffective portion of the Company’s cash flow hedge during the six months ended June 30, 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Additionally, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Furthermore, this standard requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings for both acquisitions occurring prior and subsequent to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company is currently assessing the impact that SFAS No. 141(R) will have on its results of operations or financial position, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.

SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of earnings per share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is currently assessing the impact that SFAS No. 160 will have on its results of operations or financial position.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 9, 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of certain convertible debt instruments must separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB 14-1 requires retrospective application to all periods presented in the annual financial statements for the period of adoption and where applicable instruments were outstanding during an earlier period. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. The Company is currently assessing the impact that FSP APB 14-1 will have on its results of operations or financial position.

Note 9.	Contingencies

Legal Proceedings and General Liability Claims

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. The Company is currently not a party to any pending or threatened proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the community, the Company may advance certain amounts of money to the physician, normally over a period of one year, to assist in establishing the physician’s practice. The amount of commitments the Company estimates it will advance to physicians as of June 30, 2008 is $19.4 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $27.7 million in uncompleted projects as of June 30, 2008, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2008, the Company had projects under construction with an estimated cost to complete and equip of approximately $137.6 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

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

Overview

We operate general acute care hospitals in non-urban communities in the United States. We seek to fulfill our mission of making communities healthier by striving to: (1) improve the quality and types of healthcare services available in our communities; (2) provide physicians with a positive environment in which to practice medicine, with access to necessary equipment, office space and resources; (3) develop and provide a positive work environment for employees; (4) expand each hospital’s role as a community asset; and (5) improve each hospital’s financial performance.

The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$654.3	$680.8	$1,315.5	$1,380.7
Income from continuing operations	$24.6	$31.5	$63.3	$71.2
Diluted earnings per share from continuing operations	$0.43	$0.59	$1.11	$1.31

Key Challenges

We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:

•	Inpatient Volumes. We have experienced declining inpatient volumes during the past year. This was the result of physician attrition in several of our markets, lack of disease across our markets, the closure of certain unprofitable service lines at a few of our hospitals and the long-term industry trend of inpatient services shifting to outpatient services. We will focus on adding or further emphasizing service lines that are needed in our communities.

The following table reflects our quarterly admissions for the periods presented:

	Admissions
	2007	2008

First Quarter	52,207	52,358
Second Quarter	48,191	47,076
Third Quarter	48,367	N/A
Fourth Quarter	47,990	N/A

	196,755	99,434

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections. However, we experienced a decrease in our provision for doubtful accounts during the three months ended June 30, 2008, as compared to the same period in 2007, which is discussed later in this report under “Operating Results Summary — Provision for Doubtful Accounts.”

Our quarterly provision for doubtful accounts was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2007	2008

First Quarter	$73.2	$82.7
Second Quarter	81.2	76.7
Third Quarter	78.7	N/A
Fourth Quarter	81.1	N/A

	$314.2	$159.4

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

The following table reflects our quarterly charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2007	2008

First Quarter	$14.9	$13.6
Second Quarter	13.5	13.3
Third Quarter	11.8	N/A
Fourth Quarter	11.4	N/A

	$51.6	$26.9

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly self-pay revenues, net of charity and indigent care write-offs and uninsured discounts, for the periods presented (in millions):

	Self-Pay Revenues
	2007	2008

First Quarter	$74.7	$79.5
Second Quarter	79.4	82.3
Third Quarter	80.3	N/A
Fourth Quarter	75.6	N/A

	$310.0	$161.8

Certain changes were made to our historical self-pay revenues in the table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in this quarterly report on Form 10-Q for all periods reported. This change had no impact on our historical results of operations. The effect of these changes reduced our self-pay revenues in the above table. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

The following table shows our revenue days outstanding reflected in our net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2007	2008

March 31	43.4	41.4
June 30	42.7	41.3
September 30	43.3	N/A
December 31	42.5	N/A

The approximate percentages of billed hospital receivables, which is a component of total accounts receivable, are summarized as follows as of the dates presented:

	December 31,	March 31,	June 30,
	2007	2008	2008

Insured receivables	33.2%	34.9%	34.6%
Uninsured receivables (including co-payments and deductibles)	66.8	65.1	65.4

	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	March 31,	June 30,
	2007	2008	2008

0 to 60 days	45.1%	48.2%	48.7%
61 to 150 days	19.9	17.6	18.8
Over 150 days	35.0	34.2	32.5

	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies related to cash collections. However, if the trend of increasing self-pay revenues accompanied by increasing levels of write-offs continues, our future results of operations and future financial position could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting, attracting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment and retention of specialists because of concerns sometimes held about practicing or remaining in practice in non-urban communities. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting and retaining physicians to practice in our communities.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us and we expect this pressure to continue in the future. Additionally, we experienced unfavorable claims development results recently, which are reflected in our professional and general liability costs. We self-insure a substantial portion of our professional and general liability costs.

•	Shortage of Clinical Personnel and Utilization of Contract Labor. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more

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

•	Indebtedness. Our consolidated debt was $1,523.6 million as of June 30, 2008, and we incurred $44.7 million of net interest expense during the six months ended June 30, 2008. Our indebtedness decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of June 30, 2008 and believe we will be in compliance with them throughout the remainder of 2008.

•	Medicare Changes — Hospital Inpatient Prospective Payment System. Changes with respect to governmental reimbursement affect our revenues and earnings. On August 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system (“IPPS”) final rule for Federal Fiscal year (“FFY”) 2008, which began on October 1, 2007. Among other items, the final rule created 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s previous 538 DRGs. The new MS-DRGs are being phased-in over a two-year period. In addition, the final rule also provided for a market basket increase of 3.3% in FFY 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduced Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No. 110-90, effectively decreasing these reductions for FFY 2008 to 0.6% and FFY 2009 to 0.9%. CMS has announced that it plans to conduct a “look-back” beginning in FFY 2010 and to make appropriate changes to the reduction percentages based on actual claims data. The implementation of the MS-DRG system and the other provisions of the final rule have resulted in our Medicare acute inpatient hospital reimbursement increasing approximately 2.5% for the first nine months of FFY 2008.

On July 31, 2008, CMS issued the IPPS final rule for FFY 2009. Among other items, the final rule completes the two-year phase-in of MS-DRGs. It also provides for a market basket increase of 3.6% in FFY 2009 for hospitals that report certain patient care quality measures and an increase of 1.6% for hospitals that do not submit this information. As mentioned above, Public Law No. 110-90 reduces payment rates by 0.9% for FFY 2009 to account for the coding and discharge classification changes that CMS believes will occur as a result of the implementation of the MS-DRG system. In addition to the payment rate changes, the final rule reduces the outlier threshold from $22,185 to $20,185 in FFY 2009, adds 13 new patient care quality measures that hospitals would be required to report in order to receive the full market basket increase in FFY 2010, and adds two additional categories of conditions that CMS will no longer reimburse at a higher weighted MS-DRG when those conditions are acquired in a hospital. The final rule also contains a number of amendments to the CMS regulations that implement the Stark Law and finalized its proposal on the Disclosure of Financial Relationships Report which requires selected hospitals to disclose certain information regarding each hospital’s ownership, investment and compensation relationships with physicians. CMS anticipates that the payment changes in the final rule would increase Medicare payments to acute care hospitals by nearly $4.75 billion in FFY 2009. Although difficult to predict, the provisions of the final rule may result in our Medicare acute inpatient hospital reimbursement increasing in a range between 3.0% to 3.5% in FFY 2009.

•	Medicare Changes — Medicare Hospital Outpatient Prospective Payment System. On November 1, 2007, CMS issued its final hospital outpatient prospective payment system rule for calendar year 2008. Among other provisions, this includes a 3.3% market basket update and requires hospitals to begin reporting on seven quality measures of emergency department and perioperative surgical care.

On July 3, 2008, CMS released the outpatient prospective payment system proposed rule for calendar year 2009. Among other provisions, the proposed rule includes a 3.0% market basket update for outpatient services in 2009. CMS also proposes to include an additional four quality measures of medical imaging efficiency in order for hospitals to receive the full payment update in 2010. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures.

•	Medicare Changes — Inpatient Rehabilitation Facility Prospective Payment System. On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2008. The final rule increased the inpatient rehabilitation facility (“IRF”) payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for FFY 2008. The final rule also continued the phase-in of the requirement that at least 75% of an IRF’s patients have one of 13 designated medical conditions, which has resulted in decreased volume in our rehabilitation units. However, the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), enacted on December 29, 2007, permanently froze the compliance threshold at 60% effective for cost reporting periods beginning on or after July 1, 2006, and allows co-morbid conditions to count toward this threshold. MMSEA also set the IRF prospective payment system rate increase factor for FFYs 2008 and 2009 at 0%, effective for discharges beginning on or after April 1, 2008. On July 31, 2008, CMS issued its final IRF payment system rule for FFY 2009. In addition to implementing the changes required by MMSEA, the final rule sets the outlier threshold for FFY 2009 at $10,250 and updates the IRF prospective payment system’s case mix group relative weights and average length of stay values using FFY 2007 information. CMS anticipates that the final rule will decrease aggregate IRF payments by $40.0 million in FFY 2009.

•	Medicaid Changes. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations. On May 25, 2007, CMS issued a final rule entitled “Medicaid Program: Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4.0 billion over five years. On the same date, President Bush signed into law HR 2206, which placed a moratorium on the implementation of this rule for one year. On June 30, 2008, President Bush signed into law HR 2642, the Supplemental Appropriations Act of 2008. This legislation extends the moratorium on this rule and five other pending Medicaid rules until April 1, 2009. However, when the moratorium expires next year, this final rule could significantly impact state Medicaid programs and our revenue from these programs.

•	NPI Implementation. To improve the efficiency of the national healthcare system, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the Department of Health and Human Services (“HHS”) to adopt regulations that, among other things, established a uniform set of national standards for electronic healthcare transactions. As part of those regulations, HHS adopted a requirement that all covered healthcare providers obtain and use a National Provider Indentifier (“NPI”) in all covered electronic healthcare transactions, which includes the electronic submission of healthcare claims. The NPI is intended to replace the multiple “legacy” or existing Medicare, Medicaid, and private third party payor provider numbers healthcare providers are currently required to use. CMS has been phasing in the use of the NPI in the Medicare program over the past several months. However, beginning May 23, 2008, all Medicare claims must be submitted under the provider’s NPI and Medicare fiscal intermediaries will no longer accept claims that contain the provider’s existing Medicare provider number. Some providers have encountered difficulties and have had their claims rejected by the Medicare payment system for issues relating to the implementation of the NPI.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per-equivalent admission, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Dependence on Information Systems. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. HCA-IT provides us with financial, clinical, patient accounting and network information systems. Effective May 19, 2008, we entered into an agreement with HCA-IT, which superseded and replaced our previous agreement with HCA-IT dated May 11, 1999, as amended. Our new contract with HCA-IT expires on December 31, 2017 (including a wind-down period) unless extended by the parties.

•	Summary. Each of our challenges are intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes by developing service lines in response to needs in the communities we serve.

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. Part I, Item 2. Properties in our 2007 Annual Report on Form 10-K contains a table of our hospitals, including acquisition dates, which is updated through the date of this report under the caption “Discontinued Operations” below. Our results of operations include the operations of our acquisitions since the effective date of each acquisition.

Discontinued Operations

From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.

Effective April 1, 2008, the existing lease agreement of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California, was terminated, as discussed in detail below.

Effective July 1, 2007, we sold Coastal Carolina Medical Center (“Coastal”), a 41 bed facility located in Hardeeville, South Carolina, to Tenet Healthcare Corporation (“Tenet”) for approximately $35.0 million, plus working capital.

Effective May 1, 2007, we sold St. Joseph’s Hospital, a 325 bed facility located in Parkersburg, West Virginia, to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, we sold Saint Francis Hospital, a 155 bed facility located in Charleston, West Virginia, to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$18.3	$(0.3)	$55.9	$1.0

Loss from discontinued operations	$(2.6)	$(0.7)	$(3.5)	$(0.9)
Impairment (charge) adjustment	(8.5)	—	(16.4)	2.3
Loss on sale of hospitals	(0.1)	(0.3)	(0.2)	(0.3)

Income (loss) from discontinued operations	$(11.2)	$(1.0)	$(20.1)	$1.1

Diluted (loss) earnings per share from discontinued operations	$(0.20)	$(0.02)	$(0.35)	$0.02

Impairment — Colorado River

In March 2007, we signed a letter of intent with the Board of Trustees of Needles Desert Communities Hospital (the “Board of Trustees”) to transfer to the Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between us and the Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, we entered into a definitive agreement with the Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date we transferred Colorado River to the Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, we recognized an impairment charge of $0.7 million and $8.6 million, net of income taxes, or $0.01 and $0.15 loss per diluted share, for the six months ended June 30, 2007, respectively, and an impairment adjustment of $2.3 million, net of income taxes, or $0.04 earnings per diluted share, for the six months ended June 30, 2008. The impairment charge relates to goodwill impairment, as well as the property and equipment and net working capital that was originally expected to be transferred to the Board of Trustees, for which we anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

The following table sets forth the components of Colorado River’s impairment (charge) adjustment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Property and equipment	$(1.1)	$—	$(4.5)	$—
Net working capital	—	—	(4.9)	3.6
Goodwill	—	—	(3.1)	—

	(1.1)	—	(12.5)	3.6
Income tax benefit (provision)	0.4	—	3.9	(1.3)

	$(0.7)	$—	$(8.6)	$2.3

Impairment — Coastal

Effective July 1, 2007, we completed the sale of Coastal to Tenet. In connection with the execution of the definitive agreement with Tenet, during the three months ended June 30, 2007, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share.

The following table sets forth the components of our impairment charge related to Coastal during the three and six months ended June 30, 2007 (in millions):

Goodwill	$(7.2)
Intangible assets	(0.4)

(7.6)
Income tax provision	(0.2)

$(7.8)

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

Critical Accounting Estimate Update

For 2008, we modified our quarterly process for estimating our reserve for our critical accounting estimate for professional and general liability claims by reducing the number of actuarial calculations upon which the reserve is determined from the average of two calculations to one.

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

N/A.  Not applicable.

N/M.  Not meaningful.

Outpatient surgeries.  Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Operating Results Summary

The following tables present summaries of results of operations for the periods presented (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$654.3	100.0%	$680.8	100.0%	$1,315.5	100.0%	$1,380.7	100.0%

Salaries and benefits	257.1	39.3	271.6	39.9	514.0	39.1	547.0	39.6
Supplies	89.7	13.7	95.3	14.0	182.1	13.8	190.8	13.8
Other operating expenses	123.0	18.8	126.5	18.5	237.3	18.1	251.8	18.3
Provision for doubtful accounts	81.2	12.4	76.7	11.3	154.4	11.7	159.4	11.5
Depreciation and amortization	34.4	5.3	34.2	5.1	66.9	5.1	67.5	5.0
Interest expense, net	25.4	3.9	22.2	3.3	51.8	3.9	44.7	3.2
Impairment of long-lived assets	—	—	0.3	—	—	—	0.3	—

	610.8	93.4	626.8	92.1	1,206.5	91.7	1,261.5	91.4

Income from continuing operations before minority interests and income taxes	43.5	6.6	54.0	7.9	109.0	8.3	119.2	8.6
Minority interests in earnings of consolidated entities	0.8	0.1	0.6	0.1	1.1	0.1	1.3	0.1

Income from continuing operations before income taxes	42.7	6.5	53.4	7.8	107.9	8.2	117.9	8.5
Provision for income taxes	18.1	2.8	21.9	3.2	44.6	3.4	46.7	3.3

Income from continuing operations	$24.6	3.7%	$31.5	4.6%	$63.3	4.8%	$71.2	5.2%

For the Three Months Ended June 30, 2007 and 2008

Revenues

The increase in our revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, was primarily the result of increases in outpatient diagnostic services, such as CT imaging and laboratory services, as well as revenues per equivalent admission. This was partially offset by a decrease in our admissions and surgical volumes during the three months ended June 30, 2008 as compared to the same period last year. Adjustments to estimated reimbursement amounts increased our revenues by $2.8 million and $1.9 million for the three months ended June 30, 2007 and 2008, respectively.

The following table shows the key drivers of our revenues for the periods presented:

	Three Months Ended			%
	June 30,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Admissions	48,191	47,076	(1,115)	(2.3)%
Equivalent admissions	96,121	95,059	(1,062)	(1.1)
Revenues per equivalent admission	$6,807	$7,162	$355	5.2
Medicare case mix index	1.24	1.27	0.03	2.4
Average length of stay (days)	4.2	4.3	0.1	2.4
Inpatient surgeries	14,459	13,897	(562)	(3.9)
Outpatient surgeries	37,531	37,455	(76)	(0.2)
Emergency room visits	221,645	221,186	(459)	(0.2)
Outpatient factor	1.99	2.02	0.03	1.5

The following table shows the sources of our revenues by payor for the periods presented, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended
	June 30,
	2007	2008

Medicare	33.3%	31.6%
Medicaid	9.4	9.5
HMOs, PPOs and other private insurers	41.9	44.1
Self-Pay	12.1	12.1
Other	3.3	2.7

	100.0%	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in this quarterly report on Form 10-Q for all periods reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$197.4	30.2%	$211.6	31.1%	$14.2	7.2%
Stock-based compensation	3.6	0.5	5.8	0.8	2.2	61.9
Employee benefits	39.3	6.0	40.7	6.0	1.4	3.6
Contract labor	12.7	2.0	11.3	1.7	(1.4)	(11.7)
ESOP expense	4.1	0.6	2.2	0.3	(1.9)	(47.7)

	$257.1	39.3%	$271.6	39.9%	$14.5	5.6%

Man-hours per equivalent admission	90.5	N/A	91.9	N/A	1.4	1.5%
Salaries and benefits per equivalent admission	$2,554	N/A	$2,690	N/A	$136	5.3%

Salaries and wages as a percentage of revenues increased during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of increases in our average hourly rate. We experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel and an increase in our employed physicians. Additionally, during the three months ended June 30, 2008, we continued to implement strategies to reduce our contract labor by employing nurses and other clinical personnel.

The increase in our stock-based compensation is generally a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during the later half of 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during the three months ended June 30, 2008 as compared to three months ended June 30, 2007.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at approximately 70,000 shares each quarter. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $1.5 million of discretionary cash contributions to the ESOP during the three months ended June 30, 2007. There were no cash contributions made during the three months ended June 30, 2008, which was the primary reason why our ESOP expense decreased by 47.7% during the three months ended June 30, 2008 as compared to three months ended June 30, 2007.

Supplies

The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Three Months Ended
	June 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Supplies	$89.7	$95.3	$5.6		6.0%
Supplies as a percentage of revenues	13.7%	14.0%	30	bps	N/M
Supplies per equivalent admission	$935	$994	$59		6.3%

Our supplies expense increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily as a result of increases in supplies per equivalent admission. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of rising supply costs, particularly those related to pharmaceutical products, orthopedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Professional fees	$13.9	2.1%	$16.2	2.4%	$2.3	16.6%
Utilities	11.6	1.8	12.8	1.8	1.2	10.3
Repairs and maintenance	13.7	2.1	14.3	2.1	0.6	4.4
Rents and leases	6.6	1.0	6.8	1.0	0.2	6.3
Insurance	11.7	1.8	11.7	1.7	—	—
Physician recruiting	3.5	0.5	5.9	0.9	2.4	66.2
Contract services	35.9	5.5	34.5	5.0	(1.4)	(3.7)
Non-income taxes	9.4	1.4	8.8	1.3	(0.6)	(6.2)
Other	16.7	2.6	15.5	2.3	(1.2)	(6.8)

	$123.0	18.8%	$126.5	18.5%	$3.5	3.1%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, was primarily a result of increases in physician recruiting, professional fees, and utilities partially offset by decreases in contract services and other expenses.

The increase in professional fees was primarily the result of increases in fees paid for hospitalists and anesthesiology and emergency room physician coverage, including call coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage.

The increase in physician recruiting is primarily the result of an increase in recruiting fees paid and the increase in the amount of physician minimum revenue guarantee agreements during the three months ended June 30, 2008 as compared to the same period last year. Utilities expense increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as a result of higher energy costs.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the periods presented (dollars in millions):

	Three Months Ended
	June 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Provision for doubtful accounts	$81.2	$76.7	$(4.5)		(5.7)%
Percentage of revenues	12.4%	11.3%	(110	)bps	N/M
Charity care write-offs	$13.5	$13.3	$(0.2)		(1.5)
Percentage of revenues	0.9%	0.8%	(10	)bps	N/M

The decrease in the provision for doubtful accounts for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, was primarily the result of our continued strategic efforts that led to improved cash collections. We have experienced an increase in both up-front cash collections and collections related to insured receivables for the three months ended June 30, 2008 as compared to the same period last year. In addition, the decrease in the provision for doubtful accounts for the three months ended June 30, 2008 as compared to the same period in 2007, was partially the result of a self-pay discount program at our Tennessee hospitals that was effective July 1, 2007. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2007 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense decreased slightly for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. During the three months ended June 30, 2007, we revised purchase price allocations for our 2006 acquisitions. As a result of the purchase price allocation changes, we recognized an increase in depreciation and amortization expense of $3.2 million for the three months ended June 30, 2007. Excluding the $3.2 million adjustment during the three months ended June 30, 2007, depreciation and amortization expense increased. This increase was primarily related to an increase in depreciable property and equipment from capital projects that we completed during the later half of 2007 and first half of 2008.

Interest Expense

The following table summarizes our interest expense for the periods presented (dollars in millions):

	Three Months
	Ended
	June 30,		Increase
	2007	2008	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$21.3	$8.7	$(12.6)
Province 7 1/2% Senior Subordinated Notes	0.1	0.1	—
3 1/4% Debentures	1.8	1.8	—
3 1/2% Notes	1.8	5.0	3.2
Interest rate swap (including ineffective portion)	0.8	5.0	4.2
Other	0.2	—	(0.2)

	26.0	20.6	(5.4)
Amortization of deferred loan costs	1.8	1.9	0.1
Less:
Discontinued operations interest expense allocation	(0.8)	—	0.8
Interest income	(0.9)	(0.1)	0.8
Capitalized interest	(0.7)	(0.2)	0.5

	$25.4	$22.2	$(3.2)

The decrease in interest expense during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily a result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our senior secured credit facilities (“Senior Secured Credit Facilities”), discussed in more detail below under the heading “Liquidity and Capital Resources — Senior Secured Credit Facilities.” In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,618.9 million during the three months ended June 30, 2007 to $1,514.0 million during the three months ended June 30, 2008. For a further discussion, see “Liquidity and Capital Resources — Debt.”

The decreases in our interest expense noted above were partially offset by an increase in interest expense related to our interest rate swap. The increase in our interest rate swap interest expense during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 was the result of an increase in the spread between our payment rate, which is based on an annual fixed rate of 5.585% and our receipt rate, which is based on the prevailing three-month LIBOR floating rate.

Provision for Income Taxes

The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months
	Ended
	June 30,		Increase
	2007	2008	(Decrease)

Provision for income taxes	$18.1	$21.9	$3.8
Effective income tax rate	42.5%	41.1%	(140	) bps

The increase in our provision for income taxes was primarily the result of higher income from continuing operations for the three months ended June 30, 2008 as compared to the same period last year. This increase was partially offset by a lower effective tax rate during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Our effective tax rate was higher for the three months ended June 30, 2007 as a result of a decrease in the estimate for income from continuing operations for the year ended December 31, 2007.

For the Six Months Ended June 30, 2007 and 2008

Revenues

The increase in our revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, was primarily the result of increases in outpatient diagnostic services, such as CT imaging, laboratory and cardiovascular services, as well as emergency room visits and revenues per equivalent admission. The increase in our emergency room visits was the result of a widespread outbreak of the flu during February and March of 2008. Our respiratory admissions increased by approximately 9.2% during the six months ended June 30, 2008 as compared to the same period last year. This was partially offset by a decrease in our surgical volumes during the six months ended June 30, 2008 as compared to the same period last year. Adjustments to estimated reimbursement amounts increased our revenues by $4.1 million and $3.5 million for the six months ended June 30, 2007 and 2008, respectively.

The following table shows the key drivers of our revenues for the periods presented:

	Six Months Ended			%
	June 30,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Admissions	100,398	99,434	(964)	(1.0)%
Equivalent admissions	195,575	194,592	(983)	(0.5)
Revenues per equivalent admission	$6,726	$7,095	$369	5.5
Medicare case mix index	1.24	1.27	0.03	2.4
Average length of stay (days)	4.3	4.4	0.1	2.3
Inpatient surgeries	29,430	28,161	(1,269)	(4.3)
Outpatient surgeries	74,454	73,405	(1,049)	(1.4)
Emergency room visits	443,920	455,252	11,332	2.6
Outpatient factor	1.95	1.96	0.01	0.5

The following table shows the sources of our revenues by payor for the periods presented, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Six Months Ended
	June 30,
	2007	2008

Medicare	33.9%	32.2%
Medicaid	9.7	9.7
HMOs, PPOs and other private insurers	41.4	43.5
Self-Pay	11.7	11.7
Other	3.3	2.9

	100.0%	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in this quarterly report on Form 10-Q for all periods reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$393.6	29.9%	$423.6	30.6%	$30.0	7.6%
Stock-based compensation	7.2	0.6	12.2	0.9	5.0	70.7
Employee benefits	79.2	6.0	84.0	6.1	4.8	6.0
Contract labor	26.1	2.0	23.2	1.7	(2.9)	(11.0)
ESOP expense	7.9	0.6	4.0	0.3	(3.9)	(49.5)

	$514.0	39.1%	$547.0	39.6%	$33.0	6.4%

Man-hours per equivalent admission	88.9	N/A	90.2	N/A	1.3	1.5%
Salaries and benefits per equivalent admission	$2,504	N/A	$2,643	N/A	$139	5.6%

Salaries and wages as a percentage of revenues increased during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of increases in our average hourly rate. We experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel and an increase in our employed physicians. Additionally, during the six months ended June 30, 2008, we continued to implement strategies to reduce our contract labor by employing nurses and other clinical personnel.

The increase in our stock-based compensation is generally a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during the later half of 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during the six months ended June 30, 2008 as compared to six months ended June 30, 2007.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at approximately 70,000 shares each quarter. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $3.1 million of discretionary cash contributions to the ESOP during the six months ended June 30, 2007. There were no cash contributions made during the six months ended June 30, 2008, which was the primary reason why our ESOP expense decreased by 49.5% during the six months ended June 30, 2008 as compared to six months ended June 30, 2007.

Supplies

The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Six Months
	Ended
	June 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Supplies	$182.1	$190.8	$8.7		4.8%
Supplies as a percentage of revenues	13.8%	13.8%	—	bps	N/M
Supplies per equivalent admission	$933	$980	$47		5.0%

Our supplies expense increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of increases in supplies per equivalent admission. Supplies per equivalent admission increased as a result of rising supply costs, particularly those related to pharmaceutical products, orthopedic implants and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Professional fees	$28.7	2.2%	$32.8	2.4%	$4.1	14.2%
Utilities	23.5	1.8	25.2	1.8	1.7	7.2
Repairs and maintenance	27.0	2.1	28.4	2.0	1.4	5.2
Rents and leases	13.2	1.0	13.3	1.0	0.1	1.2
Insurance	17.5	1.3	21.6	1.6	4.1	23.3
Physician recruiting	7.3	0.6	10.6	0.8	3.3	44.3
Contract services	71.5	5.4	69.4	5.0	(2.1)	(3.0)
Non-income taxes	18.9	1.4	18.8	1.4	(0.1)	(0.6)
Other	29.7	2.3	31.7	2.3	2.0	6.9

	$237.3	18.1%	$251.8	18.3%	$14.5	6.1%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, was primarily a result of increases in professional fees, insurance, physician recruiting and other expenses, partially offset by a decrease in contract services.

The increase in professional fees was primarily the result of increases in fees paid for hospitalists and anesthesiology and emergency room physician coverage, including call coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage.

Our professional and general liability insurance expense increased during the six months ended June 30, 2008 compared the six months ended June 30, 2007, primarily as a result of an increase in our reserves for self-insured malpractice claims as a result of the settlement of several claims at amounts higher than those anticipated and the actuarial implications of such settlements.

The increase in physician recruiting is primarily the result of an increase in recruiting fees paid and the increase in the amount of physician minimum revenue guarantee agreements during the six months ended June 30, 2008 as compared to the same period last year. Other expenses increased primarily as a result of $1.6 million in costs that were related to certain discontinued information system conversion projects at a few of our hospitals.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the periods presented (dollars in millions):

	Six Months
	Ended
	June 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Provision for doubtful accounts	$154.4	$159.4	$5.0		3.2%
Percentage of revenues	11.7%	11.5%	(20	)bps	N/M
Charity care write-offs	$28.4	$26.9	$(1.5)		(5.2)%
Percentage of revenues	0.9%	0.8%	(10	)bps	N/M

Our provision for doubtful accounts as a percentage of revenues decreased for the six months ended June 30, 2008 as compared to the same period last year, primarily as a result of our continued strategic efforts that led to improved cash collections. We have experienced an increase in both up-front cash collections and collections related to insured receivables for the six months ended June 30, 2008 as compared to the same period last year. In addition, the decrease in the provision for doubtful accounts as a percentage of revenues for the six months ended June 30, 2008 as compared to the same period in 2007, was partially the result of a self-pay discount program at our Tennessee hospitals that was effective July 1, 2007. The increase in the provision for doubtful accounts for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of an increase in self-pay revenues for the six months ended June 30, 2008 over the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2007 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased slightly for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. During the six months ended June 30, 2007, we revised purchase price allocations for our 2006 acquisitions. As a result of the purchase price allocation changes, we recognized an increase in depreciation and amortization expense of $3.2 million for the six months ended June 30, 2007. Excluding the $3.2 million adjustment during the six months ended June 30, 2007, our depreciation and amortization expense increased as a result of an increase in depreciable property and equipment from capital projects that we completed during the later half of 2007 and first half of 2008.

Interest Expense

The following table summarizes our interest expense for the periods presented (dollars in millions):

	Six Months
	Ended
	June 30,		Increase
	2007	2008	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$46.6	$19.9	$(26.7)
Province 7 1/2% Senior Subordinated Notes	0.2	0.2	—
3 1/4% Debentures	3.7	3.7	—
3 1/2% Notes	1.8	10.1	8.3
Interest rate swap (including ineffective portion)	1.3	7.8	6.5
Other	0.3	0.2	(0.1)

	53.9	41.9	(12.0)
Amortization of deferred loan costs	3.1	3.7	0.6
Less:
Discontinued operations interest expense allocation	(2.5)	(0.1)	2.4
Interest income	(1.3)	(0.5)	0.8
Capitalized interest	(1.4)	(0.3)	1.1

	$51.8	$44.7	$(7.1)

The decrease in interest expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, was primarily the result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our Senior Secured Credit Facilities, discussed in more detail below under the heading “Liquidity and Capital Resources — Senior Secured Credit Facilities.” In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,640.3 million during the six months ended June 30, 2007 to $1,513.0 million during the six months ended June 30, 2008. For a further discussion, see “Liquidity and Capital Resources — Debt.”

The decreases in our interest expense noted above were partially offset by an increase in interest expense related to our interest rate swap. The increase in our interest rate swap interest expense during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 was the result of an increase in the spread between our payment rate, which is based on an annual fixed rate of 5.585% and our receipt rate, which is based on the prevailing three-month LIBOR floating rate.

Provision for Income Taxes

The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Six Months
	Ended
	June 30,		Increase
	2007	2008	(Decrease)

Provision for income taxes	$44.6	$46.7	$2.1
Effective income tax rate	41.3%	39.6%	(170	)bps

The increase in our provision for income taxes was primarily the result of higher income from continuing operations for the six months ended June 30, 2008 as compared to the same period last year. Our lower effective tax rate during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to a reduction in the valuation allowance against deferred tax assets and deferred tax liabilities resulting from a change in state taxation apportionment percentages. During the six months ended June 30, 2008, we benefited from some tax restructuring that will generate taxable income and allow the utilization of state net operating loss carry forwards that we were previously unable to conclude that would more likely than not be utilized. Based upon actual and budgeted financial results, we concluded during the six months ended June 30, 2008 that the state net operating loss carry forwards would likely be utilized and accordingly, released the valuation allowance during the six months ended June 30, 2008. In addition, the tax restructuring reduced our overall state allocation and apportionment percentages, which reduced the required deferred tax liabilities during the six months ended June 30, 2008. Both of the favorable adjustments to the provision for income taxes were isolated to the six months ended June 30, 2008.

Our effective tax rate was higher for the six months ended June 30, 2007 as a result of a decrease in the estimate for income from continuing operations for the year ended December 31, 2007.

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

The following table reconciles the non-GAAP metric of free operating cash flow to the cash provided by operating activities — continuing operations, as stated in our accompanying condensed consolidated statements of cash flows and presents our summarized cash flow information for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net cash flows provided by continuing operating activities	$84.3	$74.3	$135.3	$179.4
Less: Purchase of property and equipment	(40.6)	(42.3)	(72.6)	(75.7)

Free operating cash flow	43.7	32.0	62.7	103.7
Acquisition, net of cash acquired	—	(9.3)	—	(9.3)
Proceeds from (payments for) disposal of hospitals	72.7	(3.3)	72.8	(3.3)
Payment of debt issue costs	(13.3)	—	(13.3)	—
Proceeds from borrowings	575.0	10.4	615.0	10.4
Payments on borrowings	(705.1)	—	(757.5)	—
Proceeds from exercise of stock options	11.1	0.1	12.1	0.1
Repurchase of common stock	—	(30.5)	—	(118.1)
Other	1.6	(5.5)	1.8	(5.7)
Cash flows from operations (used in) provided by discontinued operations	(5.2)	(2.2)	7.6	(6.3)

Net (decrease) increase in cash and cash equivalents	$(19.5)	$(8.3)	$1.2	$(28.5)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. Our cash flows provided by continuing operating activities for the three months ended June 30, 2008 were negatively impacted by an increase in interest payments by $22.6 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, which was partially offset by an increase in income from continuing operations during the three months ended June 30, 2008 as compared to the three months ended June 30. 2007. Additionally, our net cash flows provided by continuing operating activities for the three months ended June 30, 2007 was positively impacted by the return of funds of approximately $8.5 million previously over-funded to our employee 401(k) plan during the three months ended March 31, 2007. There was no net impact from this transaction on our continuing operating activities for the six months ended June 30, 2007.

Our cash flows provided by continuing operating activities for the six months ended June 30, 2008 were positively impacted by an increase in income from continuing operations as compared to the six months ended June 30, 2007, partially offset by an increase in interest payments by $10.9 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

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

Working Capital

Our net working capital and current ratio are summarized as follows for the periods presented (dollars in millions):

	December 31,	June 30,
	2007	2008

Total current assets	$601.4	$585.2
Total current liabilities	261.5	246.4

Net working capital	$339.9	$338.8

Current ratio	2.3	2.4

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services at our facilities within their communities.

The following table reflects our capital expenditures for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Capital projects	$30.6	$28.9	$50.1	$50.7
Routine	8.6	12.4	19.6	23.7
Information systems	1.4	1.0	2.9	1.3

	$40.6	$42.3	$72.6	$75.7

Depreciation expense	$33.7	$33.9	$65.5	$66.9

Ratio of capital expenditures to depreciation expense	120.5%	124.8%	110.8%	113.2%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of		June 30,
	2007	Borrowings	Borrowings	Other	2008

Senior Secured Credit Facilities:
Term B Loans	$706.0	$0.4	$—	$—	$706.4
Revolving Loans	—	10.0	—	—	10.0
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	—	0.1
3 1/2% Notes	575.0	—	—	—	575.0
3 1/4% Debentures	225.0	—	—	—	225.0
Other, including capital leases	5.2	—	(5.0)	0.8	1.0

	$1,517.4	$10.4	$(5.0)	$0.8	$1,523.6

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	June 30,	Increase
	2007	2008	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,516.9	1,523.1	6.2

Total debt	1,517.4	1,523.6	6.2
Total stockholders’ equity	1,544.2	1,526.6	(17.6)

Total capitalization	$3,061.6	$3,050.2	$(11.4)

Total debt to total capitalization	49.6%	50.0%	40bps

Percentage of:
Fixed rate debt	53.5%	53.0%
Variable rate debt(*)	46.5	47.0

	100.0%	100.0%

Percentage of:
Senior debt	46.9%	47.1%
Subordinated debt	53.1	52.9

	100.0%	100.0%

(*)	Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.5% to zero as of December 31, 2007 and from 47.0% to zero as of June 30, 2008. Please refer to the “Capital Resources — Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

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

The Credit Agreement, as amended, provides for secured Term A Loans up to $250.0 million, Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million. In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Term B Loans mature on April 15, 2012. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

Borrowings and Payments

During June 2008, we borrowed $10.0 million under our Credit Agreement in the form of Revolving Loans for general corporate purposes. The $10.0 million borrowing was fully repaid during July 2008.

During 2007, we made a mandatory repayment of a portion of our outstanding Term B Loans with the proceeds from the sale of Coastal effective July 1, 2007. Subsequently, certain of the syndicate of lenders under the Term B Loans declined this mandatory repayment and in April 2008, CITI returned to us $0.4 million of the previously repaid Term B Loans. The remaining balances of the Term B Loans are scheduled to be repaid in 2011 and 2012 in four equal installments totaling $706.4 million.

Letters of Credit and Availability

As of June 30, 2008, we had $38.4 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $401.6 million as of June 30, 2008, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of June 30, 2008, all of which is available under the additional tranches.

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

As of June 30, 2008, the applicable annual interest rate under the Term B Loans was 4.27%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 2.65% at June 30, 2008. The weighted-average applicable annual interest rate for the three months and six months ended June 30, 2008 under the Term B Loans was 4.61% and 5.35%, respectively.

As of June 30, 2008, the applicable annual interest rate under the Revolving Loans was 5.75%, which was based on ABR of 5.0% plus the applicable margin of 0.75%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.25:1.00 for the periods ending on June 30, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are also limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.

The financial covenant requirements and ratios are as follows:

		Level at
		June 30,
	Requirement	2008

Minimum Interest Coverage Ratio	>3.50:1.00	5.73
Maximum Total Leverage Ratio	<4.25:1.00	3.24

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

Province 7 1/2% Senior Subordinated Notes

The $6.1 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013 (the “7 1/2% Notes”) bears interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. We have the right to redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the current redemption prices, plus accrued and unpaid interest. The 7 1/2% Notes are unsecured and subordinated to our existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.

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

On January 1, 2008, we adopted the provisions of FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”) with respect to the valuation of our interest rate swap agreement. We did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

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

The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at December 31, 2007 and June 30, 2008 reflected a liability balance of approximately $31.0 million and $30.5 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and June 30, 2008 because of decreases in market interest rates since inception.

We have designated the interest rate swap as a cash flow hedge instrument. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed our quarterly assessment of the cash flow hedge instrument at June 30, 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amount of the interest rate swap in effect at the quarterly assessment intervals during the six months ended June 30, 2008 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.6 million related to the ineffective portion of our cash flow hedge during the six months ended June 30, 2008.

Debt Ratings

Please refer to Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources — Debt Ratings” in our 2007 Annual Report on Form 10-K for a detailed discussion of the way our debt is rated. During the six months ended June 30, 2008, there were no material changes in our debt ratings presented in our 2007 Annual Report on Form 10-K.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period July 1, 2008 through December 31, 2008 to be in a range of $84.0 million to $100.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2008, we had projects under construction with an estimated additional cost to complete and equip of approximately $137.6 million. See Note 9 to our consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

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

In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. We repurchased approximately 0.9 and 3.9 million shares for an aggregate purchase price, including commissions, of approximately $28.3 million and $103.7 million at an average purchase price of $31.25 and $26.57 per share during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, we had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.55 per share. We have designated these shares as treasury stock.

We believe that cash flows from operations, amounts available under our credit facility and our access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the next three years.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. Except for our new agreement with HCA-IT effective May 19, 2008 discussed below, which superseded and replaced our previous agreement with HCA-IT dated May 11, 1999, as amended, there were no material changes in our contractual obligations presented in our 2007 Annual Report on Form 10-K. The following is an update of our contractual obligation to HCA-IT, reflecting the May 19, 2008 agreement (in millions):

	Payment Due by Period
		July 1, 2008 to
Purchase Obligations	Total	December 31, 2008	2009-2010	2011-2012	After 2012

HCA-IT services	$257.6	$11.8	$49.1	$52.1	$144.6

HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals as of July 1, 2008 with an annual fee increase that is capped by the consumer price index increase. We used a 3.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $38.4 million as of June 30, 2008, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including acquisitions, divestitures, business strategies and initiatives;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance and condition;

•	future liquidity and capital resources;

•	repurchases of our common stock;

•	future cash flows;

•	existing and future debt and equity structure;

•	compliance with debt covenants;

•	our strategic goals;

•	our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	industry and general economic trends;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	future capital expenditures;

•	expected changes in certain expenses;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards;

•	staffing issues relating to nurses and other clinical personnel; and

•	physician recruiting and retention.

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

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. Accordingly, we are not currently exposed to market risk related to fluctuations in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $750.0 million at June 30, 2008 and at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of June 30, 2008, we had outstanding debt of $1,523.6 million, 47.0%, or $716.4 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 47.0% to zero as of June 30, 2008. The notional amount of our swap agreement decreases to $600.0 million effective November 28, 2008, at which point, a portion of our outstanding debt will exceed the notional amount and we will be exposed to market risk related to changes in interest rates.

As of June 30, 2008, the fair value of our outstanding variable rate debt approximates its carrying value. The fair value of our $225.0 million 3 1/4% Debentures and $575.0 million 3 1/2% Notes was approximately $187.0 million and $477.3 million, respectively, based on the quoted market prices at June 30, 2008.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at June 30, 2008. As a result, the interest rate market risk implicit in these investments at June 30, 2008, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2008:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Weighted	Part of a	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program(1)
				(In millions)

April 1, 2008 to April 30, 2008(2)	77,532	$28.37	—	—
May 1, 2008 to May 31, 2008	548,039	$31.37	548,039	$16.2
June 1, 2008 to June 30, 2008	359,424	$31.08	359,424	$5.1

Total	984,995	$31.03	907,463	$5.1

(1)	In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to utilize excess cash flow after its capital expenditure needs have been satisfied. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. As of June 30, 2008, the Company had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million. These shares have been designated by the Company as treasury stock.

(2)	This relates to shares redeemed for tax withholding purposes upon vesting of certain previously granted restricted shares under the LTIP.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 13, 2008. At the annual meeting, the following matters were submitted to a vote of the Company’s stockholders:

Proposal 1 — Election of Directors.

	Votes	Votes
	For	Withheld

William F. Carpenter III	46,726,758	1,676,097
Richard H. Evans	44,535,561	3,867,294
Michael P. Haley	44,531,790	3,871,065

As indicated in the above table, William F. Carpenter III, Richard H. Evans and Michael P. Haley were elected as Class III directors. The term of the Class III directors will continue until the annual meeting of stockholders in 2011, or until their respective successors are elected and qualified. The terms of the following Class I directors will continue until the annual meeting of stockholders in 2009, or until their respective successors are elected and qualified: Marguerite W. Kondracke, John E. Maupin, Jr., D.D.S. and Owen G. Shell, Jr. The term of the following Class II directors will continue until the annual meeting in 2010, or until their respective successors are elected and qualified: Gregory T. Bier and DeWitt Ezell, Jr.

Proposal 2 — Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Votes	Votes	Votes
For	Against	Abstain

47,915,124	485,661	2,070

Proposal 3 — Amendment of Amended and Restated 1998 Long-Term Incentive Plan.

Votes	Votes	Votes
For	Against	Abstain

36,856,924	8,697,839*	187,890

*	Includes 2,660,202 broker non-votes

The effect of our stockholders’ approval of the LTIP amendment was that the share authorization under the LTIP was increased by an additional 2,100,000 shares and the limit on grants of restricted shares, performance shares and other full-value awards was increased by 700,000 shares.

Proposal 4 — Amendment of Management Stock Purchase Plan (“MSPP”).

Votes	Votes	Votes
For	Against	Abstain

35,843,763	9,704,578*	194,312

*	Includes 2,660,202 broker non-votes

The effect of our stockholders’ approval of the MSPP amendment was that the share authorization under the MSPP was increased by an additional 75,000 shares.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Computer and Data Processing Services Agreement dated May 21, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan.
10.3	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan.
10.4	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008.
10.5	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award Agreement.
10.6	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ David M. Dill
David M. Dill
Executive Vice President and
Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Computer and Data Processing Services Agreement dated May 21, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan.
10.3	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan.
10.4	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008.
10.5	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award Agreement.
10.6	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.