Form 10-Q
period 2008-09-30
LIFEPOINT HOSPITALS, INC.
filed 2008-11-07
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 31, 2008, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 53,427,975.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues	$641.0	$675.1	$1,925.0	$2,025.9

Salaries and benefits	252.8	265.6	752.5	797.5
Supplies	86.4	93.0	263.4	279.3
Other operating expenses	116.3	128.3	346.1	372.2
Provision for doubtful accounts	76.9	78.9	227.9	234.7
Depreciation and amortization	31.6	32.2	97.2	97.8
Interest expense, net	21.5	22.1	72.7	66.2
Impairment of long-lived assets	—	0.9	—	1.2

	585.5	621.0	1,759.8	1,848.9

Income from continuing operations before minority interests and income taxes	55.5	54.1	165.2	177.0
Minority interests in earnings of consolidated entities	0.7	0.5	1.5	1.6

Income from continuing operations before income taxes	54.8	53.6	163.7	175.4
Provision for income taxes	22.7	22.1	67.7	70.4

Income from continuing operations	32.1	31.5	96.0	105.0

Discontinued operations, net of income taxes:
Loss from discontinued operations	(3.8)	(3.3)	(7.9)	(6.5)
Impairment adjustment (charge)	0.3	(16.8)	(16.1)	(14.5)
Loss on sale of hospitals	(0.4)	—	(0.6)	(0.3)

Loss from discontinued operations	(3.9)	(20.1)	(24.6)	(21.3)

Net income	$28.2	$11.4	$71.4	$83.7

Basic earnings (loss) per share:
Continuing operations	$0.57	$0.61	$1.71	$1.99
Discontinued operations	(0.07)	(0.39)	(0.44)	(0.40)

Net income	$0.50	$0.22	$1.27	$1.59

Diluted earnings (loss) per share:
Continuing operations	$0.56	$0.60	$1.68	$1.96
Discontinued operations	(0.07)	(0.38)	(0.43)	(0.40)

Net income	$0.49	$0.22	$1.25	$1.56

Weighted average shares and dilutive securities outstanding:
Basic	56.4	51.7	56.1	52.7

Diluted	57.3	52.8	57.1	53.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	September 30,
	2007(1)	2008
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53.1	$51.5
Accounts receivable, less allowances for doubtful accounts of $376.3 and $373.8 at December 31, 2007 and September 30, 2008, respectively	304.5	317.7
Inventories	67.1	67.9
Assets held for sale	37.0	26.1
Prepaid expenses	12.3	14.2
Income taxes receivable	27.9	25.1
Deferred tax assets	113.6	124.8
Other current assets	20.6	18.9

	636.1	646.2
Property and equipment:
Land	70.4	70.8
Buildings and improvements	1,195.3	1,231.7
Equipment	659.6	706.3
Construction in progress (estimated cost to complete and equip after September 30, 2008 is $148.4)	32.6	43.1

	1,957.9	2,051.9
Accumulated depreciation	(574.9)	(659.6)

	1,383.0	1,392.3
Deferred loan costs, net	38.6	33.1
Intangible assets, net	52.4	62.5
Other	4.4	9.3
Goodwill	1,512.0	1,509.0

	$3,626.5	$3,652.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95.6	$86.8
Accrued salaries	66.0	77.5
Other current liabilities	99.6	96.5
Current maturities of long-term debt	0.5	0.5

	261.7	261.3
Long-term debt	1,516.7	1,512.9
Deferred income taxes	113.2	111.3
Professional and general liability claims and other liabilities	120.0	125.1
Long-term income tax liability	55.5	73.4
Minority interests in equity of consolidated entities	15.2	17.3
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 58,101,477 and 58,768,587 shares issued at December 31, 2007 and September 30, 2008, respectively	0.6	0.6
Capital in excess of par value	1,084.9	1,110.2
Unearned ESOP compensation	(3.1)	(0.8)
Accumulated other comprehensive loss	(19.8)	(18.2)
Retained earnings	522.8	606.5
Common stock in treasury, at cost, 1,356,487 and 5,341,545 shares at December 31, 2007 and September 30, 2008, respectively	(41.2)	(147.2)

	1,544.2	1,551.1

	$3,626.5	$3,652.4

(1)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Cash flows from operating activities:
Net income	$28.2	$11.4	$71.4	$83.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	3.9	20.1	24.6	21.3
Stock-based compensation	5.3	5.5	12.4	17.6
ESOP expense (non-cash portion)	2.3	2.2	6.8	6.1
Depreciation and amortization	31.6	32.2	97.2	97.8
Amortization of physician minimum revenue guarantees	1.4	2.6	3.4	6.8
Amortization of deferred loan costs	1.9	1.8	4.9	5.5
Minority interests in earnings of consolidated entities	0.7	0.5	1.5	1.6
Deferred income tax benefit	(17.7)	(10.6)	(52.7)	(1.0)
Reserve for professional and general liability claims, net	(0.1)	(0.2)	4.0	7.9
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(14.4)	(9.5)	(15.2)	(12.3)
Inventories and other current assets	(5.6)	(6.3)	(12.6)	(1.8)
Accounts payable and accrued expenses	(14.5)	10.3	(25.6)	6.4
Income taxes payable/receivable	0.8	21.2	40.0	17.5
Other	(0.2)	0.9	(0.7)	3.2

Net cash provided by operating activities — continuing operations	23.6	82.1	159.4	260.3
Net cash provided by (used in) operating activities — discontinued operations	9.1	(6.1)	16.2	(11.2)

Net cash provided by operating activities	32.7	76.0	175.6	249.1

Cash flows from investing activities:
Purchase of property and equipment	(37.7)	(37.5)	(106.7)	(111.5)
Acquisitions, net of cash acquired	—	(1.3)	—	(10.6)
Other	—	(4.9)	—	(4.9)

Net cash used in investing activities — continuing operations	(37.7)	(43.7)	(106.7)	(127.0)
Net cash provided by (used in) investing activities — discontinued operations	33.8	—	103.1	(5.0)

Net cash used in investing activities	(3.9)	(43.7)	(3.6)	(132.0)

Cash flows from financing activities:
Proceeds from borrowings	—	—	615.0	10.4
Payments of borrowings	(8.4)	(10.0)	(765.9)	(10.0)
Proceeds from exercise of stock options	0.4	3.3	12.5	3.4
Proceeds from employee stock purchase plans	1.0	0.5	1.5	0.8
Proceeds received for completion of new hospital	14.7	—	14.7	—
Repurchases of common stock	—	(0.1)	—	(118.2)
Payment of debt issuance costs	(0.9)	—	(14.2)	—
Distributions to (proceeds from) minority investors in joint ventures	(0.5)	0.8	1.2	(0.2)
Capital lease payments and other	—	0.1	(0.5)	(4.9)

Net cash provided by (used in) financing activities	6.3	(5.4)	(135.7)	(118.7)

Change in cash and cash equivalents	35.1	26.9	36.3	(1.6)
Cash and cash equivalents at beginning of period	13.4	24.6	12.2	53.1

Cash and cash equivalents at end of period	$48.5	$51.5	$48.5	$51.5

Supplemental disclosure of cash flow information:
Interest payments	$41.9	$17.5	$72.1	$58.6

Capitalized interest	$0.2	$0.3	$1.6	$0.6

Income taxes paid, net	$39.8	$13.3	$80.3	$55.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
Unaudited
(In millions)

					Accumulated
			Capital in	Unearned	Other
	Common Stock		Excess of	ESOP	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Income (Loss)	Earnings	Stock	Total

Balance at December 31, 2007	56.7	$0.6	$1,084.9	$(3.1)	$(19.8)	$522.8	$(41.2)	$1,544.2
Comprehensive income:
Net income	—	—	—	—	—	83.7	—	83.7
Net change in fair value of interest rate swap, net of tax provision of $0.6	—	—	—	—	1.6	—	—	1.6

Total comprehensive income								85.3

Non-cash ESOP compensation earned	—	—	3.9	2.3	—	—	—	6.2
Exercise of stock options, including tax benefits of stock-based awards	0.2	—	2.9	—	—	—	—	2.9
Stock activity in connection with employee stock purchase plan	—	—	0.8	—	—	—	—	0.8
Stock-based compensation	0.4	—	17.7	—	—	—	—	17.7
Repurchases of common stock, at cost	(3.9)	—	—	—	—	—	(106.0)	(106.0)

Balance at September 30, 2008	53.4	$0.6	$1,110.2	$(0.8)	$(18.2)	$606.5	$(147.2)	$1,551.1

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 1.	Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At September 30, 2008, on a consolidated basis, our subsidiaries owned or leased 48 hospitals, including two hospitals that are held for sale, and serving non-urban communities in 17 states.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $20.1 million and $24.0 million for the three months ended September 30, 2007 and 2008, respectively, and $61.9 million and $71.5 million for the nine months ended September 30, 2007 and 2008, respectively.

Certain prior year statements of cash flow amounts have been reclassified to conform to the current year presentation for distributions to (proceeds from) minority investors in joint ventures. Previously, the Company classified distributions to (proceeds from) minority investors in joint ventures as an other investing activity. Effective April 1, 2008, the Company reclassified, for all periods presented, its distributions to (proceeds from) minority investors in joint ventures as a financing activity as the Company has determined this to be a more appropriate categorization of this type of activity. Additionally, certain prior year amounts have been reclassified to conform to current year presentation for discontinued operations. These reclassifications have no impact on the Company’s total assets, liabilities, stockholders’ equity, net income or cash flows. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Note 2.	Repurchases of Common Stock

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company is not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. The Company repurchased approximately 3.9 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million at an average purchase price of $26.57 per share during the nine months ended September 30, 2008. There were no repurchases during the three months ended September 30, 2008. As of September 30, 2008, the Company had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.56 per share. These shares have been designated by the Company as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed 2,283 and 79,815 of the 27,078 and 289,055 vested LTIP and MSPP shares for an aggregate price of approximately $0.1 million and $2.3 million during the three and nine months ended September 30, 2008, respectively. These shares have been designated by the Company as treasury stock.

Note 3.	Discontinued Operations

Impact of Discontinued Operations

In September 2008, the Company’s management committed to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. The Company is engaged in negotiations with respect to both facilities and currently anticipates selling both hospitals within six months.

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

Effective May 1, 2007, the Company sold St. Joseph’s Hospital (“St. Joseph’s”), a 325 bed facility located in Parkersburg, West Virginia, to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, the Company sold Saint Francis Hospital (“Saint Francis”), a 155 bed facility located in Charleston, West Virginia, to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

The results of operations, net of income taxes, of the Company’s two held-for-sale facilities as well as its previously disposed facilities are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company allocated to discontinued operations interest expense of $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2008, respectively, and $3.5 million and $0.9 million for the nine months ended September 30, 2007 and 2008, respectively. For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, the allocation of interest expense to discontinued operations was based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, the allocation of interest expense to discontinued operations was based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenues and loss before income taxes, excluding impairment adjustment (charge) and loss on sale of hospitals, of discontinued operations were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues:
Opelousas	$10.2	$7.6	$30.5	$26.3
Starke	5.0	4.4	16.2	15.6
Colorado River	1.9	(0.3)	6.4	1.8
Coastal	(0.5)	(0.1)	16.7	(0.4)
St. Joseph’s	(0.2)	(0.1)	34.1	(0.7)
Other	(0.1)	—	(0.2)	(0.3)

	$16.3	$11.5	$103.7	$42.3

Loss before income taxes	$(6.2)	$(5.0)	$(12.5)	$(10.1)

Impairment — Opelousas

In connection with the commitment to sell Opelousas, the Company recognized an impairment charge of $11.3 million, net of income taxes, or $0.22 loss per diluted share, for both the three and nine months ended September 30, 2008. The impairment charge includes the impairment of allocated goodwill. The Company allocated goodwill to Opelousas based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Opelousas’ impairment charge during both the three and nine months ended September 30, 2008 (in millions):

Property and equipment	$6.1
Goodwill	8.7
Intangible assets	0.8

15.6
Income tax benefit	(4.3)

$11.3

Impairment — Starke

In connection with the commitment to sell Starke, the Company recognized an impairment charge of $5.5 million, net of income taxes, or $0.10 loss per diluted share, for both the three and nine months ended September 30, 2008. The impairment charge includes the impairment of allocated goodwill. The Company allocated goodwill to Starke based on the ratio of its estimated fair value to the estimated fair value of the Company.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of Starke’s impairment charge during both the three and nine months ended September 30, 2008 (in millions):

Property and equipment	$4.4
Goodwill	2.9
Intangible assets	0.3

7.6
Income tax benefit	(2.1)

$5.5

Impairment — Colorado River

In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Needles Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) to transfer to the Needles Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Needles Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, the Company recognized an impairment adjustment (charge) of $0.3 million and $(8.3) million, net of income taxes, or $0.01 and $(0.15) loss per diluted share, for the three and nine months ended September 30, 2007, respectively, and an impairment adjustment of $2.3 million, net of income taxes, or $0.04 earnings per diluted share, for the nine months ended September 30, 2008. The impairment charge relates to goodwill impairment and the write-down of the property and equipment and net working capital that was originally to be transferred to the Needles Board of Trustees, for which the Company anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

The impairment charge includes the impairment of allocated goodwill. The Company allocated goodwill to Colorado River based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Colorado River’s impairment adjustment (charge) (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Property and equipment	$0.4	$—	$(4.1)	$—
Net working capital	—	—	(4.9)	3.6
Goodwill	—	—	(3.1)	—

	0.4	—	(12.1)	3.6
Income tax (provision) benefit	(0.1)	—	3.8	(1.3)

	$0.3	$—	$(8.3)	$2.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment — Coastal

Effective July 1, 2007, the Company completed the sale of Coastal to Tenet. In connection with the execution of the definitive agreement with Tenet, during the nine months ended September 30, 2007, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share. The impairment charge includes the impairment of allocated goodwill. The Company allocated goodwill to Coastal based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Coastal’s impairment charge during the nine months ended September 30, 2007 (in millions):

Goodwill	$7.2
Intangible assets	0.4

7.6
Income tax provision	0.2

$7.8

Note 4.	Goodwill and Intangible Assets

Goodwill

Effective June 1, 2008, the Company acquired Surgery Center of Dodge City, LLC (the “Dodge City Surgery Center”), an ambulatory surgery center located in Dodge City, Kansas, for approximately $8.9 million plus working capital and assumed capital leases of $0.8 million. Goodwill recognized in connection with the acquisition of the Dodge City Surgery Center totaled approximately $7.8 million.

The following table presents the change in the carrying amount of goodwill for the nine months ended September 30, 2008 (in millions):

Balance at December 31, 2007	$1,512.0
Goodwill acquired as part of the Dodge City Surgery Center and certain other acquisitions during the nine months ended September 30, 2008	8.6
Impairment related to Opelousas	(8.7)
Impairment related to Starke	(2.9)

Balance at September 30, 2008	$1,509.0

SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires goodwill and other indefinitely lived intangible assets to be tested annually for impairment and, if certain events or changes in circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company’s business comprises a single operating reporting unit for impairment test purposes. The first step of the two-step impairment test, used to identify potential impairment, compares the fair value of the Company with its carrying amount, including goodwill. If the carrying value of the Company exceeds its fair value, step two is triggered. The second step of the goodwill impairment test requires determining the amount of goodwill impairment associated with the impairment of the fair value of the Company.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of recent economic events and the decline in the Company’s stock price since June 30, 2008, the Company concluded that there were sufficient indicators to require it to perform an interim goodwill impairment test as of September 30, 2008. For the purposes of this analysis, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company determined that no goodwill impairment charge was required as of September 30, 2008. The Company will continue to monitor the relationship of its fair value to its book value in order to evaluate the carrying value of goodwill and other intangible assets.

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

The Company accounts for contract-based physician minimum revenue guarantees in accordance with Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees and amortizes the contract-based intangible asset to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which is typically five years. As of December 31, 2007 and September 30, 2008, the Company’s liability balance for contract-based physician minimum revenue guarantees was $15.3 million and $19.5 million, respectively, which is included in other current liabilities in the accompanying condensed consolidated balance sheets.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total

Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2007	$44.0	$(8.8)	$35.2
Additions, net of terminations	14.6	2.0	16.6
Amortization expense	—	(6.8)	(6.8)

Balance at September 30, 2008	$58.6	$(13.6)	$45.0

Non-competition agreements:
Balance at December 31, 2007	$17.3	$(7.0)	$10.3
Additions	1.2	—	1.2
Amortization expense	—	(0.9)	(0.9)

Balance at September 30, 2008	$18.5	$(7.9)	$10.6

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2007 and September 30, 2008	$6.9	$—	$6.9

Total intangible assets:
Balance at December 31, 2007	$68.2	$(15.8)	$52.4
Additions, net of terminations	15.8	2.0	17.8
Amortization expense	—	(7.7)	(7.7)

Balance at September 30, 2008	$84.0	$(21.5)	$62.5

Note 5.	Stock-Based Compensation

The Company issues stock options and other stock-based awards (nonvested stock, restricted stock and deferred stock units) to key employees and directors under its LTIP, Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP. Additionally, the Company issued other stock-based awards under its former Employee Stock Purchase Plan which was terminated on July 1, 2007. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company recognizes compensation expense based on the grant date fair value estimated in accordance with the standard.

Effective May 13, 2008, upon stockholders’ approval, the Company amended both its LTIP and MSPP. The amendments increased the shares available for grant by an additional 2,100,000 shares and 75,000 shares under the LTIP and MSPP, respectively. Additionally, the amendment of the LTIP increased the limits on grants of restricted shares, performance shares and other full-value awards by 700,000 shares.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2007 and 2008 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 661,526 and 1,128,250 shares of the Company’s common stock to certain key employees under the LTIP during the nine months ended September 30, 2007 and 2008, respectively. The stock options that were granted during the nine months ended September 30, 2007 and 2008 become vested with respect to one-third of the shares on each anniversary of the grant date, conditioned on continued employment.

In addition, during the nine months ended September 30, 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock under the LTIP. These stock options were subject to forfeiture unless certain targeted levels of diluted earnings per share were achieved for the year ending December 31, 2007. Depending on the level of diluted earnings per share achieved during 2007, the senior executives would forfeit 0% to 100% of these stock options. The stock options that would not have been forfeited at year end would have vested ratably beginning one year from the date of the grant to three years after the date of the grant. Through June 30, 2007, for purposes of accounting for the expense of these stock options, the Company assumed a target level of diluted earnings per share that resulted in the recognition of stock compensation expense assuming earned options to acquire an aggregate of 380,000 shares and forfeited options for the remaining 380,000 shares. During the three months ended September 30, 2007, the Company determined that it was not probable that the Company would achieve the required targeted level of diluted earnings per share for the issuance of any of the performance-based stock options and accordingly, reversed the previously recognized stock compensation expense associated with these stock options. The impact of this reversal resulted in a decrease in stock compensation expense of approximately $0.4 million ($0.2 million, net of income taxes), for the three months ended September 30, 2007. The target level of diluted earnings per share was not met during 2007 and all of the originally granted 760,000 performance-based stock options were ultimately cancelled.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share for stock options granted during the periods presented:

	Nine Months Ended
	September 30,
	2007	2008

Expected volatility	27.1%	31.9%
Risk free interest rate (range)	3.78% — 5.21%	1.07% — 3.89%
Expected dividends	—	—
Average expected term (years)	4.7	5.3
Fair value per share for stock options granted	$10.26	$8.15

The Company received $0.4 million and $3.3 million in cash from stock option exercises for the three months ended September 30, 2007 and 2008, respectively, and $12.5 million and $3.4 million for the nine months ended September 30, 2007 and 2008, respectively. The Company recognized actual tax benefits for the tax deductions from stock option exercises of $0.1 million and $1.3 million for the three months ended September 30, 2007 and 2008, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2007 and 2008, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, there was $9.9 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The fair value of nonvested stock, restricted stock units and deferred stock units is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The Company’s other stock-based awards require no payment from employees and directors, and stock-based compensation expense is recorded equally over vesting periods ranging from six months to five years.

The Company granted 448,351 and 476,913 shares of nonvested stock awards to certain key employees under the LTIP during the nine months ended September 30, 2007 and 2008, respectively. These nonvested stock awards cliff-vest three years from the grant date. The weighted-average fair market value at the date of grant of these nonvested stock awards granted during the nine months ended September 30, 2007 and 2008 was $36.45 and $26.10 per share, respectively.

Of the nonvested stock awards granted under the LTIP during the nine months ended September 30, 2007 and 2008, 190,000 and 247,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals specifically related to the achievement of specified annual net revenues and other earnings targets. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these performance-based nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

On February 18, 2008, pursuant to the ODSICP, the Company’s Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to Gregory T. Bier, who was appointed to the Company’s Board of Directors on this same date. On May 14, 2008, pursuant to the ODSICP, the Company’s Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved the grant of 3,500 restricted stock unit awards to each of the seven non-management members of the Board of Directors. The 3,500 restricted stock unit awards granted on February 18, 2008 vested on May 13, 2008. The 24,500 restricted stock unit awards granted on May 14, 2008 will be fully vested and no longer subject to forfeiture on November 15, 2008. The non-employee directors’ receipt of shares of common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

As of September 30, 2008, there was $19.6 million of total estimated unrecognized compensation cost related to other stock-based compensation arrangements granted under the LTIP, ODSICP and MSPP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Stock options	$2.0	$1.7	$5.3	$5.6
Other stock-based awards	3.3	3.8	7.1	12.0

Total stock-based compensation expense	$5.3	$5.5	$12.4	$17.6

Tax benefits on stock-based compensation expense	$2.1	$2.2	$5.0	$7.2

The Company did not capitalize any stock-based compensation cost for the three or nine months ended September 30, 2007 and 2008. As of September 30, 2008, there was $29.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

Note 6.	Interest Rate Swap

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), with respect to the valuation of its interest rate swap agreement. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).” SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, creating a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

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

The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The Company does not hold or issue derivative financial instruments for trading purposes. The fair value of the Company’s interest rate swap at December 31, 2007 and September 30, 2008 reflects a liability balance of approximately $31.0 million and $29.4 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and September 30, 2008 because of decreases in market interest rates since inception.

The Company has designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed its assessments of the cash flow hedge instrument at quarterly intervals during the three and nine months ended September 30, 2007 and 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Because the notional amount of the interest rate swap in effect at certain of the quarterly assessment intervals during the three and nine months ended September 30, 2007 and 2008 exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.3 million and $0.6 million related to the ineffective portion of the Company’s cash flow hedge during the nine months ended September 30, 2007 and 2008, respectively. There was a nominal amount of interest expense as a result of the ineffective portion of the Company’s cash flow hedge recognized during each of the three month periods ended September 30, 2007 and 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Numerator:
Numerator for basic and diluted earnings (loss) per share — income from continuing operations	$32.1	$31.5	$96.0	$105.0
Loss from discontinued operations, net of income taxes	(3.9)	(20.1)	(24.6)	(21.3)

	$28.2	$11.4	$71.4	$83.7

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	56.4	51.7	56.1	52.7
Effect of dilutive securities:
Employee stock benefit plans	0.9	1.1	1.0	1.0

Denominator for diluted earnings (loss) per share — weighted average shares	57.3	52.8	57.1	53.7

Basic earnings (loss) per share:
Continuing operations	$0.57	$0.61	$1.71	$1.99
Discontinued operations	(0.07)	(0.39)	(0.44)	(0.40)

Net income	$0.50	$0.22	$1.27	$1.59

Diluted earnings (loss) per share:
Continuing operations	$0.56	$0.60	$1.68	$1.96
Discontinued operations	(0.07)	(0.38)	(0.43)	(0.40)

Net income	$0.49	$0.22	$1.25	$1.56

The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (the “3 1/2% Notes”) and 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3 1/4% Debentures”) are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures and 3 1/2% Notes has been excluded because the effects would have been anti-dilutive for the three and nine months ended September 30, 2007 and 2008.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 9, 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of certain convertible debt instruments must separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. FSP APB 14-1 requires retrospective application to all periods presented in the annual financial statements for the period of adoption and where applicable instruments were outstanding during an earlier period. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. The Company estimates that this new accounting standard will adversely affect its diluted earnings per share by approximately $0.21 per share to $0.25 per share during the year ending December 31, 2009.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the community, the Company may advance certain amounts of money to the physician, normally over a period of one year, to assist in establishing the physician’s practice. The actual amount of commitments the Company estimates it will ultimately advance to physicians as of September 30, 2008 is $19.5 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $43.1 million in uncompleted projects as of September 30, 2008, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2008, the Company had projects under construction with an estimated cost to complete and equip of approximately $148.4 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

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

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

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

The following table reflects our summarized operating results for the periods presented (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues	$641.0	$675.1	$1,925.0	$2,025.9
Income from continuing operations	$32.1	$31.5	$96.0	$105.0
Diluted earnings per share from continuing operations	$0.56	$0.60	$1.68	$1.96

Key Challenges

We anticipate increasing our revenues and profitability on both a long-term and short-term basis. However, we have the following internal and external key challenges to overcome:

•	Inpatient Volumes. We have experienced declining inpatient volumes during the past year. This was the result of physician attrition in several of our markets, lack of disease across our markets, the closure of certain unprofitable service lines at a few of our hospitals and the long-term industry trend of inpatient services shifting to outpatient services. We will focus on adding physicians and on adding or further emphasizing service lines that are needed in our communities.

The following table reflects our quarterly admissions for the periods presented:

	Admissions
	2007	2008

First Quarter	50,895	51,114
Second Quarter	47,009	45,945
Third Quarter	47,118	45,980
Fourth Quarter	46,756	N/A

	191,778	143,039

•	Increases in Provision for Doubtful Accounts. We have experienced an increase in our provision for doubtful accounts during recent years. These increases were the result of an increased number of uninsured patients and an increase in co-payments and deductibles from healthcare plan design changes. These changes increase collection costs and reduce overall cash collections. However, we experienced a decrease in our provision for doubtful accounts as a percentage of revenues, during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, which is discussed later in this report under “Operating Results Summary — Provision for Doubtful Accounts.”

Our quarterly provision for doubtful accounts was as follows for the periods presented (in millions):

	Provision for
	Doubtful Accounts
	2007	2008

First Quarter	$71.5	$80.9
Second Quarter	79.5	74.9
Third Quarter	76.9	78.9
Fourth Quarter	79.1	N/A

	$307.0	$234.7

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

The following table reflects our quarterly charity and indigent care write-offs for the periods presented (in millions):

	Charity and
	Indigent Care
	Write-Offs
	2007	2008

First Quarter	$14.7	$13.5
Second Quarter	13.2	13.1
Third Quarter	11.6	13.4
Fourth Quarter	11.1	N/A

	$50.6	$40.0

The provision for doubtful accounts, as well as charity and indigent care write-offs, relate primarily to self-pay revenues. The following table reflects our quarterly self-pay revenues, net of charity and indigent care write-offs and uninsured discounts, for the periods presented (in millions):

	Self-Pay Revenues
	2007	2008

First Quarter	$72.1	$77.4
Second Quarter	76.8	80.4
Third Quarter	77.8	85.1
Fourth Quarter	73.3	N/A

	$300.0	$242.9

Certain changes were made to our historical self-pay revenues in the table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously presented. This change had no impact on our historical results of operations. The effect of these changes reduced our self-pay revenues in the above table. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

The following table shows our revenue days outstanding reflected in our net accounts receivable as of the dates indicated:

	Revenue Days
	Outstanding
	in Accounts
	Receivable
	2007	2008

March 31	44.4	42.3
June 30	43.8	42.3
September 30	44.3	43.3
December 31	43.5	N/A

The approximate percentages of billed hospital receivables, which is a component of total accounts receivable, are summarized as follows as of the dates presented:

	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008

Insured receivables	33.2%	34.9%	34.6%	35.3%
Uninsured receivables (including co-payments and deductibles)	66.8	65.1	65.4	64.7

	100.0%	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows as of the dates presented:

	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008

0 to 60 days	45.1%	48.2%	48.7%	47.9%
61 to 150 days	19.9	17.6	18.8	19.2
Over 150 days	35.0	34.2	32.5	32.9

	100.0%	100.0%	100.0%	100.0%

We continue to implement a number of operating strategies related to cash collections. However, if the trend of increasing self-pay revenues accompanied by increasing levels of write-offs continues, our future results of operations and future financial position could be materially adversely affected.

•	Physician Recruitment and Retention. Recruiting, attracting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues, patient volumes and the value that the communities place on our hospitals. The medical staffs at our hospitals are typically small and our revenues are negatively affected by the loss of physicians. The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment and retention of specialists because of concerns sometimes held about practicing or remaining in practice in non-urban communities. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting and retaining physicians to practice in our communities.

•	Challenges in Professional and General Liability Costs. Professional and general liability costs remain a challenge to us and we expect this pressure to continue in the future. Additionally, we experienced unfavorable claims development results recently, which are reflected in our professional and general liability costs. We self-insure a substantial portion of our professional and general liability costs. Recent and ongoing disruptions in the insurance industry could affect the cost and availability of insurance from third parties.

•	Shortage of Clinical Personnel and Utilization of Contract Labor. In recent years, many hospitals, including some of the hospitals we own, have encountered difficulty in recruiting and retaining nurses and other clinical personnel. When we are unable to staff our nursing and other clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nurses and other clinical personnel. However, we expect that staffing issues related to nurses and other clinical personnel will continue in the future. Additionally, we have incurred an increase in professional fees primarily for hospitalists, fees for on-call coverage for physicians, and emergency room services. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute.

•	Indebtedness. Our consolidated debt was $1,513.4 million as of September 30, 2008, and we incurred $66.2 million of net interest expense during the nine months ended September 30, 2008. Our indebtedness decreases our net income and reduces the amount of funds available for operations, capital expenditures and future acquisitions. We are in compliance with our financial debt covenants as of September 30, 2008 and believe we will be in compliance with them throughout the remainder of 2008.

•	Medicare Changes — Hospital Inpatient Prospective Payment System. Changes with respect to governmental reimbursement affect our revenues and earnings. On August 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2008, which began on October 1, 2007. Among other items, the final rule created 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s previous 538 DRGs. The new MS-DRGs are being phased-in over a two-year period. In addition, the final rule also provided for a market basket increase of 3.3% in FFY 2008 for hospitals that report certain patient care quality measures and an increase of 1.3% for hospitals that do not submit this information. However, to offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, the final rule also reduced Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No. 110-90, effectively decreasing these reductions for FFY 2008 to 0.6% and FFY 2009 to 0.9%. CMS has announced that it plans to conduct a “look-back” beginning in FFY 2010 and to make appropriate changes to the reduction percentages based on actual claims data. The implementation of the MS-DRG system and the other provisions of the final rule have resulted in our Medicare acute inpatient hospital reimbursement increasing approximately 2.6% for FFY 2008.

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

On October 30, 2008, CMS issued its final outpatient prospective payment system proposed rule for calendar year 2009. Among other provisions, the rule includes a 3.6% market basket update for outpatient services in 2009. CMS also added an additional four quality measures relating to imaging efficiency in order for hospitals to receive the full payment update in 2010. Beginning in calendar year 2009, the annual payment update factor will be reduced by 2.0 percentage points for hospitals that do not report those measures.

•	Medicare Changes — Inpatient Rehabilitation Facility Prospective Payment System. On July 31, 2007, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2008. The final rule increased the inpatient rehabilitation facility (“IRF”) payment rate by 3.2% and the high-cost outlier threshold from $5,534 to $7,362 for FFY 2008. The final rule also continued the phase-in of the requirement that at least 75% of an IRF’s patients have one of 13 designated medical conditions, which has resulted in decreased volume in our rehabilitation units. However, the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), enacted on December 29, 2007, permanently froze the compliance threshold at 60% effective for cost reporting periods beginning on or after July 1, 2006, and allows co-morbid conditions to count toward this threshold. MMSEA also set the IRF prospective payment system rate increase factor for FFYs 2008 and 2009 at 0%, effective for discharges beginning on or after April 1, 2008. On July 31, 2008, CMS issued its final IRF payment system rule for FFY 2009. In addition to implementing the changes required by MMSEA, the final rule sets the outlier threshold for FFY 2009 at $10,250 and updates the IRF prospective payment system’s case mix group relative weights and average length of stay values using FFY 2007 information. CMS anticipates that the final rule will decrease aggregate IRF payments by $40.0 million in FFY 2009.

•	Medicaid Changes. States have adopted, or may be considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations. On May 25, 2007, CMS issued a final rule entitled “Medicaid Program: Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership,” which was expected to reduce federal Medicaid funding by $4.0 billion over five years. On the same date, President Bush signed into law HR 2206, which placed a moratorium on the implementation of this rule for one year. On September 30, 2008, President Bush signed into law HR 2642, the Supplemental Appropriations Act of 2008. This legislation extends the moratorium on this rule and five other pending Medicaid rules until April 1, 2009. However, when the moratorium expires next year, this final rule could significantly impact state Medicaid programs and our revenue from these programs.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs per-equivalent admission, especially in the areas of pharmaceutical, orthopedic, oncology and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve lower supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Dependence on Information Systems. Our business depends significantly on effective information systems to process clinical and financial information. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration pursuant to our contractual arrangement for information technology services. HCA-IT provides us with financial, clinical, patient accounting and network information systems. Effective May 19, 2008, we entered into an agreement with HCA-IT, which superseded and replaced our previous agreement with HCA-IT dated May 11, 1999, as amended. Our new contract with HCA-IT expires on December 31, 2017 (including a wind-down period) unless extended by the parties.

•	General Economic Conditions. Current conditions in the credit markets and stress in the banking and financial institution industries has not yet had a material impact on our volumes or our ability to collect outstanding receivables. In addition, a significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable may be materially impacted if the current economic environment continues.

Hospital Acquisitions

We seek to identify and acquire selected hospitals in non-urban communities. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. In addition, we review the local demographics and expected future trends. Upon acquiring a facility, we work to integrate the hospital quickly into our operating practices. Part I, Item 2. Properties in our Annual Report on Form 10-K for the year ended December 31, 2007 contains a table of our hospitals, including acquisition dates, which is updated through the date of this report under the caption “Discontinued Operations” below. Our results of operations include the operations of our acquisitions since the effective date of each acquisition.

Discontinued Operations

From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons.

In September 2008, our management committed to sell Opelousas and Starke. We are engaged in negotiations with respect to both facilities and currently anticipate selling both hospitals within six months.

Effective April 1, 2008, the existing lease agreement of Colorado River was terminated, as discussed in detail below.

Effective July 1, 2007, we sold Coastal to Tenet for approximately $35.0 million, plus working capital.

Effective May 1, 2007, we sold St. Joseph’s to Signature Hospital, LLC for approximately $68.5 million, plus working capital.

Effective January 1, 2007, we sold Saint Francis to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital.

The following table reflects our summarized operating results of discontinued operations for the periods presented (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues:
Opelousas	$10.2	$7.6	$30.5	$26.3
Starke	5.0	4.4	16.2	15.6
Colorado River	1.9	(0.3)	6.4	1.8
Coastal	(0.5)	(0.1)	16.7	(0.4)
St. Joseph’s	(0.2)	(0.1)	34.1	(0.7)
Other	(0.1)	—	(0.2)	(0.3)

	$16.3	$11.5	$103.7	$42.3

Loss from discontinued operations	$(3.8)	$(3.3)	$(7.9)	$(6.5)
Impairment adjustment (charge)	0.3	(16.8)	(16.1)	(14.5)
Loss on sale of hospitals	(0.4)	—	(0.6)	(0.3)

Loss from discontinued operations	$(3.9)	$(20.1)	$(24.6)	$(21.3)

Diluted loss per share from discontinued operations	$(0.07)	$(0.38)	$(0.43)	$(0.40)

Impairment — Opelousas

In September 2008, our management committed to sell Opelousas. We are engaged in negotiations with respect to Opelousas and currently anticipate selling this hospital within six months. In connection with our commitment to sell Opelousas, we recognized an impairment charge of $11.3 million, net of income taxes, or $0.22 loss per diluted share, for both the three and nine months ended September 30, 2008. The impairment charge includes the impairment of allocated goodwill. We allocated goodwill to Opelousas based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Opelousas’ impairment charge during both the three and nine months ended September 30, 2008 (in millions):

Property and equipment	$6.1
Goodwill	8.7
Intangible assets	0.8

15.6
Income tax benefit	(4.3)

$11.3

Impairment — Starke

In September 2008, our management committed to sell Starke. We are engaged in negotiations with respect to Starke and currently anticipate selling this hospital within six months. In connection with our commitment to sell Starke, we recognized an impairment charge of $5.5 million, net of income taxes, or $0.10 loss per diluted share, for both the three and nine months ended September 30, 2008. The impairment charge includes the impairment of allocated goodwill. We allocated goodwill to Starke based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Starke’s impairment charge during both the three and nine months ended September 30, 2008 (in millions):

Property and equipment	$4.4
Goodwill	2.9
Intangible assets	0.3

7.6
Income tax benefit	(2.1)

$5.5

Impairment — Colorado River

In March 2007, we signed a letter of intent with the Needles Board of Trustees to transfer to the Needles Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between us and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, we entered into a definitive agreement with the Needles Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date we transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007 and the termination of the lease agreement effective April 1, 2008, we recognized an impairment adjustment (charge) of $0.3 million and $(8.3) million, net of income taxes, or $0.01 and $(0.15) loss per diluted share, for the nine months ended September 30, 2007, respectively, and an impairment adjustment of $2.3 million, net of income taxes, or $0.04 earnings per diluted share, for the nine months ended September 30, 2008. The impairment charge relates to goodwill impairment, as well as the property and equipment and net working capital that was originally expected to be transferred to the Needles Board of Trustees, for which we anticipated receiving no consideration. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

The impairment charge includes the impairment of allocated goodwill. We allocated goodwill to Colorado River based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of Colorado River’s impairment adjustment (charge) (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Property and equipment	$0.4	$—	$(4.1)	$—
Net working capital	—	—	(4.9)	3.6
Goodwill	—	—	(3.1)	—

	0.4	—	(12.1)	3.6
Income tax (provision) benefit	(0.1)	—	3.8	(1.3)

	$0.3	$—	$(8.3)	$2.3

Impairment — Coastal

Effective July 1, 2007, we completed the sale of Coastal to Tenet. In connection with the execution of the definitive agreement with Tenet, during the nine months ended September 30, 2007, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share. The impairment charge includes the impairment of allocated goodwill. We allocated goodwill to Coastal based on the ratio of its estimated fair value to the estimated fair value of the Company.

The following table sets forth the components of our impairment charge related to Coastal during the nine months ended September 30, 2007 (in millions):

Goodwill	$7.2
Intangible assets	0.4

7.6
Income tax provision	0.2

$7.8

Revenue Sources

Our hospitals generate revenues by providing healthcare services to our patients. The majority of these healthcare services are directed by physicians. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to Part I, Item 1. Business, “Sources of Revenue” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of our revenue sources.

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

Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007 and continue to include the following areas:

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

N/A.  Not applicable.

N/M.  Not meaningful.

Outpatient surgeries.  Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Operating Results Summary

The following tables present summaries of results of operations for the periods presented (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$641.0	100.0%	$675.1	100.0%	$1,925.0	100.0%	$2,025.9	100.0%

Salaries and benefits	252.8	39.5	265.6	39.3	752.5	39.1	797.5	39.4
Supplies	86.4	13.5	93.0	13.8	263.4	13.7	279.3	13.8
Other operating expenses	116.3	18.1	128.3	19.0	346.1	18.0	372.2	18.3
Provision for doubtful accounts	76.9	12.0	78.9	11.7	227.9	11.8	234.7	11.6
Depreciation and amortization	31.6	4.9	32.2	4.8	97.2	5.0	97.8	4.8
Interest expense, net	21.5	3.4	22.1	3.3	72.7	3.8	66.2	3.3
Impairment of long-lived assets	—	—	0.9	0.1	—	—	1.2	0.1

	585.5	91.4	621.0	92.0	1,759.8	91.4	1,848.9	91.3

Income from continuing operations before minority interests and income taxes	55.5	8.6	54.1	8.0	165.2	8.6	177.0	8.7
Minority interests in earnings of consolidated entities	0.7	—	0.5	0.1	1.5	0.1	1.6	—

Income from continuing operations before income taxes	54.8	8.6	53.6	7.9	163.7	8.5	175.4	8.7
Provision for income taxes	22.7	3.6	22.1	3.2	67.7	3.5	70.4	3.5

Income from continuing operations	$32.1	5.0%	$31.5	4.7%	$96.0	5.0%	$105.0	5.2%

For the Three Months Ended September 30, 2007 and 2008

Revenues

The increase in our revenues for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, was primarily the result of increases in outpatient diagnostic services, such as CT imaging, laboratory services, and outpatient surgeries, as well as revenues per equivalent admission. This increase was partially offset by a decrease in our admissions and emergency room visits during the three months ended September 30, 2008 as compared to the same period last year. Our volumes were negatively impacted during the three months ended September 30, 2008, by the temporary closure of three of our hospitals in Louisiana as a result of Hurricane Gustav, the permanent closure of certain unprofitable service lines at a few of our hospitals and physician attrition at certain of our hospitals. Adjustments to estimated reimbursement amounts increased our revenues by $2.6 million and $3.1 million for the three months ended September 30, 2007 and 2008, respectively.

The following table shows the key drivers of our revenues for the periods presented:

	Three Months Ended			%
	September 30,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Admissions	47,118	45,980	(1,138)	(2.4)%
Equivalent admissions	94,874	93,885	(989)	(1.0)
Revenues per equivalent admission	$6,756	$7,191	$435	6.4
Medicare case mix index	1.24	1.26	0.02	1.6
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	13,953	13,997	44	0.3
Outpatient surgeries	35,760	36,926	1,166	3.3
Emergency room visits	221,327	219,852	(1,475)	(0.7)
Outpatient factor	2.01	2.04	0.03	1.5

The following table shows the sources of our revenues by payor for the periods presented, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months
	Ended
	September 30,
	2007	2008

Medicare	31.5%	30.2%
Medicaid	9.7	9.7
HMOs, PPOs and other private insurers	43.4	44.9
Self-Pay	12.1	12.6
Other	3.3	2.6

	100.0%	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$195.8	30.6%	$209.5	31.0%	$13.7	7.0%
Stock-based compensation	5.3	0.8	5.5	0.8	0.2	3.0
Employee benefits	36.5	5.7	39.5	5.9	3.0	8.5
Contract labor	11.5	1.8	8.9	1.3	(2.6)	(23.2)
ESOP expense	3.7	0.6	2.2	0.3	(1.5)	(43.5)

	$252.8	39.5%	$265.6	39.3%	$12.8	5.0%

Man-hours per equivalent admission	89.3	N/A	90.0	N/A	0.7	0.8%
Salaries and benefits per equivalent admission	$2,534	N/A	$2,649	N/A	$115	4.5%

Salaries and wages as a percentage of revenues increased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of increases in our average hourly rate. We experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel and an increase in our employed physicians. Increases in our employee benefit expense for the quarter ended September 30, 2008 as compared to the same period in 2007, were the result of higher medical benefit expenses and payroll taxes. Additionally, we continued to implement strategies to reduce our contract labor by employing nurses and other clinical personnel, which resulted in a decrease in contract labor during the three months ended September 30, 2008 as compared to the same period in 2007.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at approximately 70,000 shares each quarter. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $1.5 million of discretionary cash contributions to the ESOP during the three months ended September 30, 2007. There were no cash contributions made during the three months ended September 30, 2008, which resulted in a 43.5% decrease in our ESOP expense during the three months ended September 30, 2008 as compared to three months ended September 30, 2007.

Supplies

The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Three Months
	Ended
	September 30,		Increase	% Increase
	2007	2008	(Decrease)	(Decrease)

Supplies	$86.4	$93.0	$6.6	7.6%
Supplies as a percentage of revenues	13.5%	13.8%	30bps	N/M
Supplies per equivalent admission	$910	$990	$80	8.8%

Our supplies expense increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of increases in supplies per equivalent admission. Supplies as a percentage of revenues and supplies per equivalent admission increased as a result of higher utilization and rising supply costs, particularly those related to orthopedic implants, implantable cardiac devices, other surgical-related supplies, and laboratory supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Professional fees	$16.8	2.6%	$16.6	2.5%	$(0.2)	(1.5)%
Utilities	12.6	2.0	14.2	2.1	1.6	12.7
Repairs and maintenance	13.5	2.1	14.6	2.2	1.1	7.8
Rents and leases	6.7	1.0	6.7	1.0	—	—
Insurance	8.7	1.3	10.4	1.5	1.7	21.4
Physician recruiting	2.8	0.4	6.1	0.9	3.3	118.0
Contract services	31.0	4.8	33.9	5.0	2.9	9.3
Non-income taxes	9.4	1.5	10.4	1.5	1.0	11.2
Other	14.8	2.4	15.4	2.3	0.6	4.8

	$116.3	18.1%	$128.3	19.0%	$12.0	10.5%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, was primarily a result of increases in physician recruiting, contract services, insurance and utilities.

The increase in physician recruiting is primarily the result of an increase in recruiting fees paid and an increase in the amortization expense related to physician minimum revenue guarantee intangible assets during the three months ended September 30, 2008 as compared to the same period last year. The increase in contract services primarily related to a $1.9 million reclassification of anesthesia fees from contract services to professional fees during the three months ended September 30, 2007.

Professional and general liability insurance expense increased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, as a result of an increase in our reserves for self-insured malpractice claims as a result of the settlement of certain claims at higher amounts than those anticipated. Utilities expense increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result of higher energy costs.

Excluding the above-mentioned $1.9 million reclassification of anesthesia fees from contract services, the increase in professional fees was primarily the result of increases in fees paid for anesthesiology, hospitalists and emergency room physician coverage, including call coverage. To attract and retain qualified anesthesiologists, emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians has become more pronounced. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the periods presented (dollars in millions):

	Three Months
	Ended
	September 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Provision for doubtful accounts	$76.9	$78.9	$2.0		2.6%
Percentage of revenues	12.0%	11.7%	(30	)bps	N/M
Charity care write-offs	$11.6	$13.4	$1.8		16.9
Percentage of revenues	0.8%	0.8%	—		N/M

The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision for doubtful accounts increased for the quarter ended September 30, 2008 compared with the quarter ended September 30, 2007, primarily as a result of an increase in self-pay revenues. The decrease in the provision for doubtful accounts as a percentage of revenues for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, was primarily the result of our continued strategic efforts that led to improved cash collections. We have experienced an increase in both up-front cash collections and collections related to insured receivables for the three months ended September 30, 2008 as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily related to an increase in depreciable property and equipment from capital projects that we completed during the past year.

Interest Expense

The following table summarizes our interest expense for the periods presented (dollars in millions):

	Three Months
	Ended
	September 30,		Increase
	2007	2008	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$13.3	$8.5	$(4.8)
Province 7 1/2% Senior Subordinated Notes	0.1	0.1	—
3 1/4% Debentures	1.8	1.8	—
3 1/2% Notes	5.0	5.0	—
Interest rate swap (including ineffective portion)	0.4	5.6	5.2
Other	0.2	—	(0.2)

	20.8	21.0	0.2
Amortization of deferred loan costs	1.8	1.9	0.1
Less:
Discontinued operations interest expense allocation	(0.3)	(0.2)	0.1
Interest income	(0.6)	(0.3)	0.3
Capitalized interest	(0.2)	(0.3)	(0.1)

	$21.5	$22.1	$0.6

The increase in interest expense during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily a result of an increase in interest expense related to our interest rate swap. The increase in our interest rate swap interest expense during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 was the result of an increase in the spread between our payment rate, which is based on an annual fixed rate of 5.585% and our receipt rate, which is based on the prevailing three-month LIBOR floating rate.

The increase in our interest expense noted above was partially offset by decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our senior secured credit facilities (“Senior Secured Credit Facilities”), discussed in more detail below under the heading “Liquidity and Capital Resources — Senior Secured Credit Facilities.” In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,516.4 million during the three months ended September 30, 2007 to $1,514.8 million during the three months ended September 30, 2008. For a further discussion, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Three Months
	Ended
	September 30,		Increase
	2007	2008	(Decrease)

Provision for income taxes	$22.7	$22.1	$(0.6)
Effective income tax rate	41.3%	41.2%	(10	)bps

The decrease in our provision for income taxes was primarily the result of lower income from continuing operations for the three months ended September 30, 2008 as compared to the same period last year. Our effective tax rate was higher for the three months ended September 30, 2007 as a result of a decrease in the estimate for income from continuing operations for the year ended December 31, 2007.

For the Nine Months Ended September 30, 2007 and 2008

Revenues

The increase in our revenues for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, was primarily the result of increases in outpatient diagnostic services, such as CT imaging, laboratory and cardiovascular services, as well as emergency room visits and revenues per equivalent admission. The increase in our emergency room visits was the result of a widespread outbreak of the flu during February and March of 2008. This was partially offset by a decrease in our inpatient surgical volumes during the nine months ended September 30, 2008 as compared to the same period last year. Our volumes were negatively impacted during the nine months ended September 30, 2008, by the temporary closure of three of our hospitals in Louisiana as a result of Hurricane Gustav, the permanent closure of certain unprofitable service lines at a few of our hospitals and physician attrition at certain of our hospitals. Adjustments to estimated reimbursement amounts increased our revenues by $6.2 million and $6.5 million for the nine months ended September 30, 2007 and 2008, respectively.

The following table shows the key drivers of our revenues for the periods presented:

	Nine Months Ended			%
	September 30,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)

Admissions	145,022	143,039	(1,983)	(1.4)%
Equivalent admissions	285,983	284,218	(1,765)	(0.6)
Revenues per equivalent admission	$6,731	$7,128	$397	5.9
Medicare case mix index	1.24	1.27	0.03	2.4
Average length of stay (days)	4.2	4.3	0.1	2.4
Inpatient surgeries	42,750	41,463	(1,287)	(3.0)
Outpatient surgeries	108,913	108,982	69	0.1
Emergency room visits	653,832	663,703	9,871	1.5
Outpatient factor	1.97	1.99	0.02	1.0

The following table shows the sources of our revenues by payor for the periods presented, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Nine Months Ended
	September 30,
	2007	2008

Medicare	32.7%	31.4%
Medicaid	9.7	9.6
HMOs, PPOs and other private insurers	42.5	44.2
Self-Pay	11.8	12.0
Other	3.3	2.8

	100.0%	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we historically classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Salaries and benefits:
Salaries and wages	$579.5	30.1%	$622.3	30.7%	$42.8	7.4%
Stock-based compensation	12.4	0.7	17.6	0.9	5.2	42.0
Employee benefits	113.9	5.9	121.5	6.0	7.6	6.8
Contract labor	35.3	1.8	30.0	1.5	(5.3)	(15.1)
ESOP expense	11.4	0.6	6.1	0.3	(5.3)	(47.5)

	$752.5	39.1%	$797.5	39.4%	$45.0	6.0%

Man-hours per equivalent admission	88.8	N/A	89.9	N/A	1.1	1.2%
Salaries and benefits per equivalent admission	$2,502	N/A	$2,633	N/A	$131	5.2%

Salaries and wages as a percentage of revenues increased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of increases in our average hourly rate. We experienced an increase in our average hourly rate as a result of market rate increases for skilled personnel and an increase in our employed physicians. Additionally, we continued to implement strategies to reduce our contract labor by employing nurses and other clinical personnel, which resulted in a decrease in our contract labor during the nine months ended September 30, 2008 as compared to the same period in 2007.

The increase in our stock-based compensation is generally a result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during the later half of 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock compensation expense during the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007.

Our ESOP expense has two components: (1) common stock and (2) cash. Shares of our common stock are allocated ratably to employee accounts at approximately 70,000 shares each quarter. The cash component is discretionary and is impacted by the amount of forfeitures in the ESOP. We made $4.6 million of discretionary cash contributions to the ESOP during the nine months ended September 30, 2007. There were no cash contributions made during the nine months ended September 30, 2008, which resulted in a 47.5% decrease in our ESOP expense during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Supplies

The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Nine Months
	Ended
	September 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Supplies	$263.4	$279.3	$15.9		6.0%
Supplies as a percentage of revenues	13.7%	13.8%	10	bps	N/M
Supplies per equivalent admission	$922	$982	$60		6.5%

Our supplies expense increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of increases in supplies per equivalent admission. Supplies per equivalent admission increased as a result of higher utilization and rising supply costs, particularly those related to pharmaceutical products, orthopedic implants, implantable cardiac devices and other surgical-related supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)

Professional fees	$44.0	2.3%	$47.8	2.3%	$3.8	8.5%
Utilities	35.3	1.8	38.6	1.9	3.3	9.2
Repairs and maintenance	39.6	2.1	42.1	2.1	2.5	6.4
Rents and leases	19.4	1.0	19.5	1.0	0.1	0.7
Insurance	25.8	1.3	31.6	1.6	5.8	22.8
Physician recruiting	9.7	0.5	16.2	0.8	6.5	67.1
Contract services	100.3	5.1	101.4	4.9	1.1	1.1
Non-income taxes	28.2	1.5	29.1	1.4	0.9	3.4
Other	43.8	2.4	45.9	2.3	2.1	4.8

	$346.1	18.0%	$372.2	18.3%	$26.1	7.6%

Our other operating expenses are generally not volume driven. The increase in other operating expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, was primarily a result of increases in physician recruiting, insurance, professional fees, and utilities.

The increase in physician recruiting is primarily the result of an increase in recruiting fees paid and an increase in the amortization expense related to physician minimum revenue guarantee intangible assets during the nine months ended September 30, 2008 as compared to the same period last year. Our professional and general liability insurance expense increased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of an increase in our reserves for self-insured malpractice claims as a result of the settlement of certain claims at amounts higher than those anticipated.

The increase in professional fees was primarily the result of increases in fees paid for anesthesiology, hospitalists and emergency room physician coverage, including call coverage. To attract and retain qualified emergency department specialists and other critical hospital-based physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. Our expense for professional fees paid to hospital-based physicians has increased as the shortage of these physicians becomes more acute. In addition, an increasing number of physicians are demanding that our hospitals retain hospitalists and also be paid for call coverage. Utilities expense increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of higher energy costs.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts for the periods presented (dollars in millions):

	Nine Months
	Ended
	September 30,		Increase		% Increase
	2007	2008	(Decrease)		(Decrease)

Provision for doubtful accounts	$227.9	$234.7	$6.8		3.0%
Percentage of revenues	11.8%	11.6%	(20	)bps	N/M
Charity care write-offs	$39.5	$40.0	$0.5		1.4%
Percentage of revenues	0.9%	0.8%	(10	)bps	N/M

The provision for doubtful accounts relates primarily to self-pay amounts due from patients. The increase in the provision for doubtful accounts for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of an increase of self-pay revenues for the nine months ended September 30, 2008 as compared to the same period in 2007. Our provision for doubtful accounts as a percentage of revenues decreased for the nine months ended September 30, 2008 as compared to the same period last year, primarily as a result of our continued strategic efforts that led to improved cash collections. We have experienced an increase in both up-front cash collections and collections related to insured receivables for the nine months ended September 30, 2008 as compared to the same period last year. In addition, the decrease in the provision for doubtful accounts as a percentage of revenues for the nine months ended September 30, 2008 as compared to the same period in 2007, was partially the result of a self-pay discount program at our Tennessee hospitals that was effective July 1, 2007. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased slightly for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we revised purchase price allocations for our 2006 acquisitions. As a result of the purchase price allocation changes, we recognized an increase in depreciation and amortization expense of $3.2 million for the nine months ended September 30, 2007. Excluding the $3.2 million adjustment during the nine months ended September 30, 2007, our depreciation and amortization expense increased as a result of an increase in depreciable property and equipment from capital projects that we completed during the past year.

Interest Expense

The following table summarizes our interest expense for the periods presented (dollars in millions):

	Nine Months
	Ended
	September 30,		Increase
	2007	2008	(Decrease)

Interest expense:
Senior Secured Credit Facilities, including commitment fees	$59.9	$28.4	$(31.5)
Province 7 1/2% Senior Subordinated Notes	0.3	0.3	—
3 1/4% Debentures	5.5	5.5	—
3 1/2% Notes	6.8	15.1	8.3
Interest rate swap (including ineffective portion)	1.7	13.4	11.7
Other	0.6	0.2	(0.4)

	74.8	62.9	(11.9)
Amortization of deferred loan costs	4.9	5.6	0.7
Less:
Discontinued operations interest expense allocation	(3.5)	(0.9)	2.6
Interest income	(1.9)	(0.8)	1.1
Capitalized interest	(1.6)	(0.6)	1.0

	$72.7	$66.2	$(6.5)

The decrease in interest expense during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was primarily the result of decreases in our outstanding debt balances and lower interest rates under the 3 1/2% Notes as compared to our Senior Secured Credit Facilities, discussed in more detail below under the heading “Liquidity and Capital Resources — Senior Secured Credit Facilities.” In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,599.0 million during the nine months ended September 30, 2007 to $1,513.6 million during the nine months ended September 30, 2008. For a further discussion, see “Liquidity and Capital Resources — Debt.”

The decreases in our interest expense noted above were partially offset by an increase in interest expense related to our interest rate swap. The increase in our interest rate swap interest expense during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 was the result of an increase in the spread between our payment rate, which is based on an annual fixed rate of 5.585% and our receipt rate, which is based on the prevailing three-month LIBOR floating rate.

Provision for Income Taxes

The following table summarizes our provision for income taxes for the periods presented (dollars in millions):

	Nine Months
	Ended
	September 30,		Increase
	2007	2008	(Decrease)

Provision for income taxes	$67.7	$70.4	$2.7
Effective income tax rate	41.3%	40.1%	(120	)bps

The increase in our provision for income taxes was primarily the result of higher income from continuing operations for the nine months ended September 30, 2008 as compared to the same period last year. Our lower effective tax rate during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to a reduction in the valuation allowance against deferred tax assets and deferred tax liabilities resulting from a change in state taxation apportionment percentages. During the nine months ended September 30, 2008, we benefited from some tax restructuring that will generate taxable income and allow the utilization of state net operating loss carry forwards that we were previously unable to conclude that would more likely than not be utilized. Based upon actual and budgeted financial results, we concluded during the nine months ended September 30, 2008, that the state net operating loss carry forwards would likely be utilized and accordingly, released the valuation allowance during the nine months ended September 30, 2008. In addition, the tax restructuring reduced our overall state allocation and apportionment percentages, which reduced the required deferred tax liabilities during the nine months ended September 30, 2008. Both of the favorable adjustments to the provision for income taxes were isolated to the nine months ended September 30, 2008.

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

The following table reconciles the non-GAAP metric of free operating cash flow to the cash provided by operating activities — continuing operations, as stated in our accompanying condensed consolidated statements of cash flows and presents our summarized cash flow information for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net cash flows provided by continuing operating activities	$23.6	$82.1	$159.4	$260.3
Less: Purchase of property and equipment	(37.7)	(37.5)	(106.7)	(111.5)

Free operating cash (deficit) flow	(14.1)	44.6	52.7	148.8
Acquisitions, net of cash acquired	—	(1.3)	—	(10.6)
Proceeds from (payments for) disposal of hospitals	33.8	—	103.1	(5.0)
Payment of debt issue costs	(0.9)	—	(14.2)	—
Proceeds from borrowings	—	—	615.0	10.4
Payments of borrowings	(8.4)	(10.0)	(765.9)	(10.0)
Proceeds from exercise of stock options	0.4	3.3	12.5	3.4
Proceeds received for completion of new hospital	14.7	—	14.7	—
Repurchases of common stock	—	(0.1)	—	(118.2)
Other	0.5	(3.5)	2.2	(9.2)
Cash flows from operations provided by (used in) discontinued operations	9.1	(6.1)	16.2	(11.2)

Net increase (decrease) in cash and cash equivalents	$35.1	$26.9	$36.3	$(1.6)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flow provided by continuing operations less cash flows used for purchases of property and equipment. Our cash flows provided by continuing operating activities for the three months ended September 30, 2008 were positively impacted by a decrease in interest and income tax payments by $24.4 million and $26.5 million, respectively, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which was partially offset by a slight decrease in our income from continuing operations during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Our cash flows provided by continuing operating activities for the nine months ended September 30, 2008 were positively impacted by an increase in our income from continuing operations as compared to the nine months ended September 30, 2007, and by a decrease in interest and income tax payments by $13.5 million and $25.3 million, respectively, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We have experienced an increase in both up-front cash collections and collections related to insured receivables for the nine months ended September 30, 2008 as compared to the same period last year.

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

Working Capital

Our net working capital and current ratio are summarized as follows for the periods presented (dollars in millions):

	December 31,	September 30,
	2007	2008

Total current assets	$636.1	$646.2
Total current liabilities	261.7	261.3

Net working capital	$374.4	$384.9

Current ratio	2.4	2.5

Capital Expenditures

Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services at our facilities within their communities.

The following table reflects our capital expenditures for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Capital projects	$27.5	$30.1	$75.6	$78.6
Routine	8.9	6.9	26.9	31.3
Information systems	1.3	0.5	4.2	1.6

	$37.7	$37.5	$106.7	$111.5

Depreciation expense	$31.1	$31.9	$95.3	$96.9

Ratio of capital expenditures to depreciation expense	121.2%	117.6%	112.0%	115.1%

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

Debt

An analysis and roll-forward of our long-term debt is as follows (in millions):

	December 31,	Proceeds from	Payments of		September 30,
	2007	Borrowings	Borrowings	Other(1)	2008

Senior Secured Credit Facilities:
Term B Loans	$706.0	$0.4	$—	$—	$706.4
Revolving Loans	—	10.0	(10.0)	—	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	—	—	0.1
3 1/2% Notes	575.0	—	—	—	575.0
3 1/4% Debentures	225.0	—	—	—	225.0
Other, including capital leases	5.0	—	(5.0)	0.8	0.8

	$1,517.2	$10.4	$(15.0)	$0.8	$1,513.4

(1)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the nine months ended September 30, 2008.

Maturities of our long-term debt at September 30, 2008 are as follows for the periods indicated (in millions):

October 1, 2008 through December 31, 2008	$0.1
2009	0.1
2010	0.1
2011	529.9
2012	176.8
2013	6.4
Thereafter(2)	800.0

$1,513.4

(2)	Includes our $225.0 million 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025. On or after February 20, 2013, we may redeem for cash some or all of the 3 1/4% Debentures at any time at a price equal to 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3 1/4% Debentures to be purchased, plus any accrued and unpaid interest.

We use leverage, or our debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	September 30,	Increase
	2007	2008	(Decrease)

Current portion of long-term debt	$0.5	$0.5	$—
Long-term debt	1,516.7	1,512.9	(3.8)

Total debt	1,517.2	1,513.4	(3.8)
Total stockholders’ equity	1,544.2	1,551.1	6.9

Total capitalization	$3,061.4	$3,064.5	$3.1

Total debt to total capitalization	49.6%	49.4%	(20bps )

Percentage of:
Fixed rate debt	53.5%	53.3%
Variable rate debt(1)	46.5	46.7

	100.0%	100.0%

Percentage of:
Senior debt	46.9%	46.7%
Subordinated debt	53.1	53.3

	100.0%	100.0%

(1)	Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. The above calculation does not consider the effect of our interest rate swap. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.5% to zero as of December 31, 2007 and from 46.7% to zero as of September 30, 2008. Please refer to the “Capital Resources — Interest Rate Swap” section below for a discussion of our interest rate swap agreement.

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

Senior Secured Credit Facilities

Terms

On April 15, 2005, in connection with the Province business combination, we entered into a credit agreement with CITI, as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner (the “Credit Agreement”). Effective May 11, 2007, we amended our Credit Agreement and increased our additional tranches available under our term B loans (the “Term B Loans”) and revolving loans (the “Revolving Loans”) by $200.0 million and $50.0 million, respectively. Additionally, the amendment allows for the issuance of up to $250.0 million in term A loans (the “Term A Loans”), which was previously unavailable. Finally, the amendment modified certain existing non-monetary terms of the Credit Agreement to allow for the flexibility in the issuance of the 3 1/2% Notes.

The Credit Agreement, as amended, provides for secured Term A Loans up to $250.0 million, Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million. In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Term B Loans mature on April 15, 2012. The Term A Loans and Revolving Loans both mature on April 15, 2010. We anticipate working on maturity date extensions on our Term A Loans and Revolving Loans during 2009. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.

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

Letters of Credit and Availability

As of September 30, 2008, we had $38.4 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $411.6 million as of September 30, 2008, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of September 30, 2008, all of which is available under the additional tranches.

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

As of September 30, 2008, the applicable annual interest rate under the Term B Loans was 4.4%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 2.81% at September 30, 2008. The weighted-average applicable annual interest rate for the three months and nine months ended September 30, 2008 under the Term B Loans was 4.39% and 5.03%, respectively.

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

The financial covenant requirements and ratios are as follows:

		Level at
		September 30,
	Requirement	2008

Minimum Interest Coverage Ratio	> 3.50:1.00	5.83
Maximum Total Leverage Ratio	< 4.25:1.00	3.17

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

On January 1, 2008, we adopted the provisions SFAS No. 157 with respect to the valuation of our interest rate swap agreement. We did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, creating a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

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

The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank. We do not hold or issue derivative financial instruments for trading purposes. The fair value of our interest rate swap at December 31, 2007 and September 30, 2008 reflected a liability balance of approximately $31.0 million and $29.4 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying condensed consolidated balance sheets. The interest rate swap reflects a liability balance as of December 31, 2007 and September 30, 2008 because of decreases in market interest rates since inception.

We have designated the interest rate swap as a cash flow hedge instrument. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed our assessment of the cash flow hedge instrument at quarterly intervals during the three and nine months ended September 30, 2007 and 2008, and determined the hedge to be partially ineffective in accordance with SFAS No. 133. Because the notional amount of the interest rate swap in effect at certain of the quarterly assessment intervals during the three and nine months ended September 30, 2007 and 2008 exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.3 million and $0.6 million related to the ineffective portion of our cash flow hedge during the nine months ended September 30, 2007 and 2008, respectively. There was a nominal amount of interest expense as a result of the ineffective portion of our cash flow hedge recognized during the three months ended September 30, 2007 and 2008, respectively.

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

The following chart summarizes the changes to our recent credit ratings history and the outlooks assigned:

Moody’s
Senior
	Senior	Implied		S&P		Fitch Ratings
	Unsecured	Issuer		Issuer		Issuer
Date	Issuer Rating	Rating	Outlook	Rating	Outlook	Rating	Outlook

January 2007	B2	Ba3	Stable	BB(− )	Stable	BB(− )	Stable
May 2007	B2	Ba2	Stable	BB(− )	Stable	BB(− )	Stable
September 2008	B1	Ba1	Stable	BB(− )	Stable	BB(− )	Stable

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures during the period October 1, 2008 through December 31, 2008 to be in a range of $48.0 million to $63.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2008, we had projects under construction with an estimated additional cost to complete and equip of approximately $148.4 million.

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

In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. We repurchased approximately 3.9 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million at an average purchase price of $26.57 per share during the nine months ended September 30, 2008. As of September 30, 2008, we had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.56 per share. We have designated these shares as treasury stock.

We believe that cash flows from operations, amounts available under our credit facility and our access to capital markets are sufficient to fund the purchase prices for any potential acquisitions, meet expected liquidity needs, including repayment of our debt obligations, planned capital expenditures and other expected operating needs over the foreseeable future.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. Except for our new agreement with HCA-IT effective May 19, 2008 discussed below, which superseded and replaced our previous agreement with HCA-IT dated May 11, 1999, as amended, there were no material changes in our contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The following is an update of our contractual obligation to HCA-IT, reflecting the May 19, 2008 agreement (in millions):

	Payment Due by Period
		October 1, 2008 to
Purchase Obligations	Total	December 31, 2008	2009-2010	2011-2012	After 2012

HCA-IT services	$251.7	$5.9	$49.1	$52.1	$144.6

HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals as of October 1, 2008 with an annual fee increase that is capped by the consumer price index increase. We used a 3.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $38.4 million as of September 30, 2008, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Forward-Looking Statements

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, certain operating statistics and data or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including acquisitions, divestitures, business strategies and initiatives;

•	interpretations of Medicare and Medicaid law and their effects on our business; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance and condition;

•	future liquidity and capital resources;

•	repurchases of our common stock;

•	future cash flows;

•	existing and future debt and equity structure;

•	compliance with debt covenants;

•	our strategic goals;

•	future acquisitions and dispositions;

•	our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated;

•	supply and information technology costs;

•	changes in interest rates;

•	our plans as to the payment of dividends;

•	industry and general economic trends;

•	the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs;

•	reimbursement changes;

•	patient volumes and related revenues;

•	future capital expenditures;

•	expected changes in certain expenses;

•	the impact of changes in our critical accounting estimates;

•	claims and legal actions relating to professional liabilities and other matters;

•	non-GAAP measures;

•	the impact and applicability of new accounting standards;

•	staffing issues relating to nurses and other clinical personnel; and

•	physician recruiting and retention.

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

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. Accordingly, we are not currently exposed to market risk related to fluctuations in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $750.0 million at September 30, 2008 and at an annual fixed rate of 5.585%. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of September 30, 2008, we had outstanding debt of $1,513.4 million, 46.7%, or $706.4 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.7% to zero as of September 30, 2008. The notional amount of our swap agreement decreases to $600.0 million effective November 28, 2008, at which point, a portion of our outstanding debt will exceed the notional amount and we will be exposed to market risk related to changes in interest rates.

As of September 30, 2008, the fair value of our outstanding variable rate debt approximates its carrying value. The fair value of our $225.0 million 3 1/4% Debentures and $575.0 million 3 1/2% Notes was approximately $184.5 million and $448.5 million, respectively, based on the quoted market prices at September 30, 2008.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at September 30, 2008. As a result, the interest rate market risk implicit in these investments at September 30, 2008, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2008:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Weighted	Part of a	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program(1)
				(In millions)

July 1, 2008 to July 31, 2008(2)	1,727	$28.76	—	$5.1
August 1, 2008 to August 31, 2008	—	$—	—	$5.1
September 1, 2008 to September 30, 2008(2)	556	$33.28	—	$5.1

Total	2,283	$29.56	—	$5.1

(1)	In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. We are not obligated to repurchase any specific number of shares under the program. The program expires on November 26, 2008, but may be extended, suspended or discontinued at any time prior to the expiration date. As of September 30, 2008, we had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million. We have designated these shares as treasury stock.

(2)	These relate to shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Retirement Agreement and General Release dated August 21, 2008 by and between LifePoint CSGP, LLC and William M. Gracey.
10.2	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ David M. Dill
David M. Dill
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Date: November 7, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Retirement Agreement and General Release dated August 21, 2008 by and between LifePoint CSGP, LLC and William M. Gracey.
10.2	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.