Form 10-K
period 2008-12-31
LIFEPOINT HOSPITALS, INC.
filed 2009-02-23
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐    No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2008, was approximately $950 million.
     As of February 17, 2009, the number of outstanding shares of the registrant’s Common Stock was 52,094,515.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for our 2009 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.
Overview of Our Company
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2008, our subsidiaries owned or leased 48 hospitals, having a total of 5,686 licensed beds, and serving communities in 17 states. Two of these hospitals were held for sale and classified as discontinued operations in our consolidated financial statements, and seven were owned by third parties and leased by our subsidiaries. We generated $2,336.5 million, $2,568.4 million and $2,700.8 million in revenues from continuing operations during the years ended December 31, 2006, 2007 and 2008, respectively.
     We seek to fulfill our mission of Making Communities Healthier® by striving to (1) improve the quality and types of healthcare services available in our communities; (2) provide physicians with a positive environment in which to practice medicine, with access to necessary equipment and resources; (3) develop and provide a positive work environment for employees; (4) expand each hospital’s role as a community asset; and (5) improve each hospital’s financial performance. We expect our hospitals to be the place where patients want to come for care, where physicians want to practice medicine and where employees want to work.
Operations
     Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, psychiatric care, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing and neuro-surgery. In many markets, we also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.
     The range of services that can be offered at any of our hospitals depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Each of our hospitals has a local board of trustees. These boards generally include members of the hospital’s medical staff as well as community leaders. These boards establish policies concerning medical, professional and ethical practices, monitor these practices, and are responsible for reviewing these practices in order to determine that they conform to established standards. The Company maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. The Company also monitors patient care evaluations and other quality of care assessment activities on a regular basis.
     Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals are the majority of our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

     Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.
     In our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties, the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance, and the challenges that can be associated with practicing medicine in small groups or independently. In order for our hospitals to be successful, we must recruit and retain a sufficient number of active, engaged and successful physicians.
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
     Each of our acute care hospitals is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass Community Hospital is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital, and we have not sought accreditation. Bluegrass Community Hospital also participates in the Medicare program by otherwise meeting the Medicare Conditions of Paiticipation.
     We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of making communities healthier. The operating strategies of our hospitals, however, are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to strive to: (1) expand the breadth of services offered at our hospitals — by adding equipment and seeking to attract specialty physicians – in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the rural communities where our hospitals are located; (3) responsibly manage and control the cost of supplies, improve employee productivity by adjusting staffing levels to patient volumes, and reduce or control the cost of contract labor and fees paid to physicians or physician groups for call coverage; (4) recruit, retain and develop hospital executives interested in working and living in the rural communities where our hospitals are located; and (5) negotiate favorable, facility-specific contracts with managed care and other private-pay payors. In appropriate circumstances, we may also selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.
     In connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 5.0% equity interest in this group purchasing organization at December 31, 2008.
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

	2006	2007	2008
Medicare	34.8%	32.6%	31.2%
Medicaid	10.1	9.7	9.5
HMOs, PPOs and other private insurers	39.2	42.7	44.5
Self-pay	12.0	11.7	12.0
Other	3.9	3.3	2.8

	100.0%	100.0%	100.0%

     Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.
     Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the Medicaid program budgets have been either cut or funds diverted to other programs, which have resulted in limiting the enrollment of participants. This has resulted in higher bad debt expense at many of our hospitals during the past few years.
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
     The following tables list our historical Medicare DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	DRG	Capital
	Payments	Payments
2006	$443.3	$39.2
2007	456.5	40.5
2008	453.7	39.6
     The DRG rates are adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. The DRG rates that became effective on October 1, 2006, October 1, 2007 and October 1, 2008 represented increases of 3.4%, 3.3% and 3.6%, respectively over the previous year’s rates. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.
     The hospital inpatient prospective payment system final rule for FFY 2008 created 745 new severity-adjusted diagnosis-related groups (“Medicare Severity DRGs” or “MS-DRGs”) to replace Medicare’s previous 538 DRGs. The rule phased in the new MS-DRGs over a two year period, so that in FY 2008 only half of the relative weight for each MS-DRG was based on the new MS-DRG relative weight and half was based on the old DRG relative weight. For FFY 2009, the relative weights are based entirely on the new MS-DRG relative weight. To offset the effect of the coding and discharge classification changes that CMS believes will occur as hospitals implement the MS-DRG system, it implemented a rule reducing Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFY 2009 and 2010. Subsequently, on September 29, 2007, President Bush signed Public Law No: 110-90, effectively decreasing these reductions for FFY 2008 and 2009 to 0.6% and 0.9%. CMS plans to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual claims data. CMS anticipates that the conversion to MS-DRGs will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill. Although difficult to predict, the full implementation of the MS-DRG system and the other provisions of the final rule, including wage index changes, may result in our Medicare acute inpatient hospital reimbursement increasing in a range between 3.0% to 3.5% in FFY 2009.
     In order to receive the full 3.6% market basket update for FFY 2009, hospitals were required to report certain patient care quality measures. Hospitals that did not submit this data received a 2% reduction in their payment rate, resulting in a net 1.6% update for 2009. Reductions to a non-participating hospital’s rate apply only to the fiscal year involved. If the hospital subsequently joins the program, the prior reduction will not be taken into account in computing the update for that fiscal year. MMA and DRA restrict the application of these provisions to hospitals paid under the inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the inpatient PPS. For FFY 2009, our hospitals reported all quality measures required by CMS and received the full market basket update.

     MMA also made a permanent 1.6% increase in the base DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. MMA lowered the percentage of the DRG subject to a wage adjustment from 71.1% to 62.0% for hospitals in areas with a wage index below the national average and from 71.1% to 69.7% for hospitals in areas with a wage index greater than the national average. A majority of our hospitals have benefited from the MMA provisions adjusting the DRG payment rates. Several provisions will continue to affect the FFY 2009 standardized amounts, including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the reduction of the labor share.
     These changes are reflected in the following tables:
FFY 2009 Standard Rate for Hospitals with a Wage Index Greater than the National
Average
(69.7% Labor Share and 30.3% Nonlabor Share)

	Labor-Related	Nonlabor-Related
Full update (3.6%)	$3,574.50	$1,553.91
Reduced update (1.6%)	$3,505.49	$1,523.91
FFY 2009 Standard Rate for Hospitals with a Wage Index Less than or Equal to the
National Average
(62.0% Labor Share and 38.0% Percent Nonlabor Share)

	Labor-Related	Nonlabor-Related
Full update (3.6%)	$3,179.61	$1,948.80
Reduced update (1.6%)	$3,118.23	$1,911.17
Capital Standard
Federal Payment Rate
$424.17
     Outlier Payments
     In addition to DRG and capital payments, hospitals may qualify for payments for cases involving extraordinarily high costs when compared to average cases in the same DRG. To qualify as a cost outlier, a hospital’s cost for the case must exceed the payment rate for the DRG plus a specified amount called the fixed-loss threshold. The outlier payment is equal to 80% of the difference between the hospital’s cost for the stay and the threshold amount. The threshold is adjusted every year based on CMS’s projections of total outlier payments to make outlier reimbursement equal 5.1% of total payments. We anticipate outlier payments to increase slightly in 2009 as a result of a decrease in the outlier threshold from $22,185 to $20,045.
     Disproportionate Share Payments
     The Disproportionate Share Hospital (“DSH”) adjustment provides additional payments to hospitals that treat a high percentage of low-income patients. The adjustment is based on the hospital’s DSH patient percentage, which is the sum of the number of patient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days plus the days for patients who were eligible for Medicaid divided by the total number of hospital inpatient days. Hospitals whose DSH patient percentage exceeds 15% are eligible for a DSH payment adjustment. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals be based on the same conversion factor, regardless of geographic location. Most of our hospitals have benefited from these provisions. Medicare DSH payments received in the aggregate by our hospitals for 2006, 2007 and 2008, were approximately $48.5 million, $53.7 million and $55.3 million, respectively.

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
     On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” (“IRF Rule”) that revised the medical condition criteria rehabilitation hospitals and units must meet. The IRF Rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commenced with cost reporting periods beginning on or after July 1, 2004. The three-year transition period was later delayed by one year. At the end of the three-year transition period, the 75% compliance threshold would be restored. However, the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), enacted on December 29, 2007 permanently froze the compliance threshold at 60% effective for cost reporting periods starting July 1, 2006, and allows co-morbid conditions to count toward this threshold.
     On July 31, 2008, CMS published its Medicare inpatient rehabilitation facility prospective payment system final rule for FFY 2009. The final rule increased the high-cost outlier threshold from $7,362 to $10,250 for FFY 2009. As required by the MMSEA, the rule includes a 0% market basket update for inpatient rehabilitation facility PPS payments for FY 2009.
     At December 31, 2008, 14 of our hospitals in continuing operations operated inpatient rehabilitation units. Under this program, our hospitals received an aggregate of approximately $27.4 million, $25.4 million and $25.9 million during 2006, 2007 and 2008, respectively.

     Inpatient Psychiatric
     As of December 31, 2008, we operated 14 inpatient psychiatric units. Effective for reporting periods after January 1, 2005, CMS replaced the cost-based system with a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. The three-year transition to the IPF PPS is now complete and all inpatient psychiatric facilities payments will now be based entirely on the IPF PPS payment rate. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. In May 2008, CMS released its final IPF PPS regulation for July 1, 2008 through June 30, 2009 (“Rate Year 2009”). The rule provides a 3.2% market basket update in Rate Year 2009, but this increase is partially offset by a 0.5% reduction resulting from the transition to full PPS rates in Rate Year 2009, and a 0.1% reduction associated with the sunset of a stop-loss provision. Under this program, our hospitals received an aggregate of approximately $14.6 million, $15.0 million and $17.9 million for 2006, 2007 and 2008, respectively.
     Outpatient Payments
     The Balanced Budget Refinement Act of 1999 (“BBRA”) established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications (“APCs”), with associated specific relative weights, which are multiplied by an APC conversion factor. The APC conversion factors are $61.468, $63.694, and $66.059 for 2007, 2008, and 2009 respectively. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.
     BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Fifteen of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004 until December 31, 2005. DRA extended these payments for three years but at a reduced amount. Payments for 2006 were 95% and for 2007 and 2008 will be 90% and 85%, respectively, of the hold harmless amount. On July 15, 2008, Congress enacted the Medicare Improvement for Patients and Providers Act (“MIPPA”), which included a provision extending hold harmless payments through 2009 at the 85% rate for both small rural hospitals and sole community hospitals.
     On October 30, 2008, CMS issued its final hospital outpatient prospective payment system rule for calendar year 2009. Among other provisions, the rule includes a 3.6% market basket update for hospitals that reported seven hospital outpatient quality measures. The annual payment update factor is reduced by 2.0 percentage points for hospitals that do not report those measures. CMS also added an additional four quality measures relating to imaging efficiency in order for hospitals to receive the full payment update in 2010. For FY 2009, our hospitals reported all quality measures required by CMS and received the full market basket update.
     The following table lists our historical Medicare outpatient payments for the years presented (in millions):

Medicare
Outpatient Payments
2006	$171.6
2007	185.0
2008	190.5

     Home Health Payments
     As of December 31, 2008, we operated 12 home health agencies. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, the Benefits Improvement and Protection Act of 2000 increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, were effectively decreased by 4.9%. The market basket rate increase for calendar year 2005 was 3.1%, which was reduced 0.8% as mandated by MMA, and resulted in a net increase of the 60-day episode of care rate of 2.3%. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004. DRA froze 2006 Medicare payments but reinstated the 5% rural payment add-on for 2006 only. Home health agencies are required to submit data on certain quality measures and those agencies that do not submit quality data receive a 2% decrease in the market basket update. The home health market basket rate increases for FFY 2007 and 2008 were 3.3% and 3.0% respectively. The final rule for FFY 2008 created a 2.75% annual reduction in the national standardized 60-day episode payment rate through 2010 and a 2.71% reduction for 2011. On October 30, 2008, CMS issued the final Home Health Prospective Payment System rule for 2009, which included a rate increase of 2.9%.
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
     The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $16.2 million, $15.6 million and $16.4 million for 2006, 2007 and 2008, respectively.
     Recovery Audit Contractors
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in five states (New York, California, Florida, Massachusetts, and South Carolina), but was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program is set to begin in 23 states on March 1, 2009. We currently have facilities in nine of those states, specifically Arizona, Colorado, Florida, Indiana, Nevada, New Mexico, Texas, Utah, and Wyoming. CMS plans to have RACs in place in all 50 states by 2010.

     RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to a RAC program appeals process. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.
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
     Estimated revenues under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 10.1%, 9.7% and 9.5% of total revenues at our hospitals for 2006, 2007 and 2008, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For 2006, 2007 and 2008, our revenue attributable to disproportionate share payments and other supplemental payments was approximately $17.6 million $19.4 million and $19.8 million, respectively.
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
     Congress has recently made an effort to address the financial challenges Medicaid is facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provides $86.6 billion over 27 months to help states maintain and expand Medicaid enrollment. Under ARRA, each state will receive a 6.2% increase in federal Medicaid funding. At this point it is unclear how much of an impact ARRA will have on Medicaid payments in the states in which we operate.

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
Self-Pay and Charity/Indigent Care
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
     The following table lists our self-pay revenues and charity/indigent care write-offs from continuing operations for the years presented (in millions):

	Self-Pay	Charity/Indigent Care	Combined
	Revenues	Write-Offs	Total
2006	$279.7	$40.5	$320.2
2007	300.0	50.5	350.5
2008	324.5	53.7	378.2
Competition for Patients
     Our hospitals and other healthcare businesses operate in extremely competitive environments. Competition among healthcare providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:
•	the scope, breadth and quality of services a hospital offers to its patients and physicians;

•	whether new, competitive services require the receipt of a certificate of need or other similar authorization;

•	the number, quality and specialties of the physicians who admit and refer patients to the hospital;

•	nurses and other health care professionals employed by the hospital or on the hospital’s staff;

•	the hospital’s reputation;

•	its managed care contracting relationships;

•	its location and the location and number of competitive facilities and other health care alternatives;

•	the physical condition of its buildings and improvements;

•	the quality, age and state-of-the-art of its medical equipment;

•	its parking or proximity to public transportation;

•	the length of time it has been a part of the community;

•	the relative convenience of the manner in which care is provided (for example, whether services are available on an outpatient basis and whether services can be obtained quickly);

•	the choices made by the physicians on the medical staffs of our hospitals; and

•	the charges for its services.
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
Competition for Professionals
     Our hospitals must also compete for professional talent. A significant factor in our future success will be the ability of our hospitals to attract and retain physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. We seek to attract physicians by striving to employ excellent nurses, equip our hospitals with technologically advanced equipment and an attractive, up-to-date physical plant, properly maintaining the equipment and physical plant, and otherwise create an environment within which physicians prefer to practice. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, our hospitals will be better positioned to attract and retain qualified physicians with a variety of specialties.
     We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of assistance we can provide to recruited physicians are limited by the federal Stark physician self-referral law, federal and state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

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
Employees
     At December 31, 2008, we had approximately 21,000 employees, including approximately 5,300 part-time employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals constitute the majority of our employees. Approximately 225 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.
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
     Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2008, all of our acute care hospitals were accredited by The Joint Commission. The Joint Commission accreditation and deemed status with CMS indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid.
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
     In addition to issuing new regulations, or applying new interpretations to existing rules or regulations, CMS also seems to be significantly intensifying its scrutiny of the conduct of hospitals. CMS originally indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report (“DFRR”) to CMS in 2007. If issued, the DFRR is expected to require detailed information concerning each selected hospital’s ownership, investment, and compensation arrangements with physicians, including copies of contracts and an indication as to whether such contracts comply with the strict requirements of the Stark law. CMS has indicated it will distribute the DFRR to selected hospitals once the DFRR is approved by the Office of Management and Budget (“OMB”). Although final OMB approval is still pending, the deadline for public comment was January 20, 2009; therefore, the DFRR could be distributed at any time. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond.
     Another example of intensifying scrutiny is the use by CMS of RACs, which are paid on a contingency basis, to detect Medicare overpayments not identified through existing claims review mechanisms. RACs are scheduled to begin audits in several states in 2009 and plan to be operational in every state by 2010.

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

     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes went into effect January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes MedPAC to study the effects of home health and rural hospital reimbursement in current and anticipated reimbursement methodologies. Medicare payment methodologies have been, and can be expected to continue to be, subject to significant revisions based on cost containment and policy considerations. For example, the adoption of severity-adjusted diagnosis groups known as MS-DRGs is intended to result in higher payments to hospitals treating more severe patients, and lower payments to hospitals treating less severe patients.
     On January 20, 2009, a new President took office and the incoming administration has signaled a desire to enact substantial healthcare reform. During his campaign, President Obama consistently advocated fundamental changes to the U.S. healthcare system intended to provide coverage and access to substantially all Americans. Given the strain on federal finances caused by current economic conditions, it remains to be seen whether such major reform will be undertaken or could come quickly enough to affect our facilities in 2009.
     In recent years, Medicaid enrollment has grown as more people became eligible for the program. At the same time, healthcare costs have been rising, forcing states to address Medicaid cost-containment. Healthcare costs, demographics, erosion of employer-sponsored health coverage and potential changes in federal Medicaid policies continue to put pressure on state Medicaid programs. Policymakers in many states are evaluating the Medicaid programs in their states and considering reforms. Also, the number of persons without health insurance has risen. The federal government has recently taken steps to address some of these challenges by expanding health insurance coverage for children through the State Children’s Health Insurance Program (“SCHIP”) program and increasing federal funding of the Medicaid program as part of the ARRA. We anticipate that the federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the healthcare delivery system to provide coverage for more or all persons.
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
     Certificates of Need. The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in ten states that have adopted certificate of need laws — Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, Nevada, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.
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
     The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of the ARRA. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. We may incur significant costs in implementing the policies and systems required to comply with these new requirements.
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
Regulatory Compliance Program
     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on all areas of regulatory compliance including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources.
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
Risk Management and Insurance
     We retain a substantial portion of our professional and general liability risks through a self insurance reserve (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. As of December 31, 2008, our SIR for professional and general liability risks is $15.0 million per claim. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.
     Our workers’ compensation program has a $2.0 million deductible for each loss in all states except for West Virginia and Wyoming. Workers’ compensation in West Virginia and Wyoming operate under state specific programs.

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
     We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company which was approved by the Cayman Islands Monetary Authority and which operates as our wholly-owned subsidiary, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians.
Item 1A. Risk Factors.
     There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
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
     The primary method we use to add or expand medical services is the recruitment of new physicians into our communities. The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the growth rate slows more significantly in the non-urban communities where our hospitals operate, then we could experience difficulty attracting and retaining physicians to practice in our communities.
     We also employed more physicians during 2008 than in prior years. We believe that physician employment by acute care hospitals has become more common in recent periods and that our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs. For example, it is more likely that we could be found liable if an employed physician commits malpractice. In light of the competition for a limited number of physicians, some are able to command significant (although fair market value) salaries. The combined costs of these salaries is significant and , if this trend continues, could have an adverse effect on our results of operations.

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
     Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians – even if temporary - could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians. We may not be able to recruit all of the physicians we have targeted. In addition, we may incur increased malpractice expense if the quality of such physicians does not meet our expectations. We believe physician attrition is one of the reasons for our recent volume declines. If we are unable to reverse this trend we expect these volume declines to continue.
     The failure of certain employers, or the closure of certain manufacturing and other facilities, can have a disproportionate impact on our hospitals.
     The economies in the non-urban communities in which our hospitals operate are often dependant on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenues and results of operations or impede our business strategies intended to generate organic growth and improve operating results at our hospitals.
     We may continue to see the growth of uninsured and “patient due” accounts; deterioration in the collectability of these accounts could adversely affect our results of operations and cash flows.
     The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage. These trends will likely be exacerbated if general economic conditions remain challenging. These trends will also likely be exacerbated as unemployment levels in the communities in which we operate rise. As unemployment rates increase, our business strategies that intend to generate organic growth, and to improve admissions and adjusted admissions at our hospitals could become more difficult to accomplish.
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

     The current economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.
     The United States economy is currently in a period of recession and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. Moreover, a greater number of uninsured patients may seek care in our emergency rooms. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.
     Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.
     In 2008, we derived 40.7% of our revenues from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.
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
     All of our hospitals are certified as providers of Medicaid services. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures or to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The ARRA includes increased federal funding for Medicaid. However, we are unable to predict at this time how this will impact states’ ability to provide Medicaid coverage in the future. It is possible that, despite Congress’ actions, budgetary pressures will force states to resort to some of the cost saving measures mentioned above. These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

     For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $33.0 million during 2008 under the New Mexico Sole Community Provider Program (the “SCPP”). While the funds made available to MMC (and other New Mexico hospitals that participate in the SCPP) are not tied directly to the cost of actual services provided, MMC is required to provide an annual report of its costs to Dona Ana County (the county primarily served by MMC). Once desired funding levels were established by Dona Ana County for 2008, the county submitted funds to the New Mexico Human Services Department (the “NMHSD”), which in turn were combined with funds sent by other New Mexico counties and then used by the NMHSD to request matching funds from the federal government. Once the federal matching dollars were made available to the state, the resulting sole community provider payment was made under the SCPP directly to MMC (and other hospitals participating in the SCPP) by the NMHSD. The payments made by the NMHSD to hospitals pursuant to the SCPP are based on formulas established with respect to each participating hospital. The SCPP was created in 1993 and has resulted in significant payments to MMC in prior years. Like many other states, there is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels due to budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconstituted. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.
     We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.
     All participants in the healthcare industry are required to comply with many laws and regulations at the federal state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection, among other matters.
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
     Hospitals continue to be one of the primary focal areas of OIG investigations. The OIG reported savings and expected recoveries for federal health care programs of more than $20.4 billion for FY 2008, which includes one of the largest civil fraud recoveries ever against an individual hospital. It is likely that the introduction of RACs in 2009 signals additional government scrutiny of hospitals. The claims review strategies used by the RACs include review of high dollar claims, including inpatient hospital claims. During the three year RAC demonstration program, a large majority of the total amounts recovered by RACs came from hospitals.
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

     In a series of notices in 2007, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report to CMS. Although final OMB approval of the DFRR is still pending, the deadline for public comment was January 20, 2009; therefore, it could be distributed at any time. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond. CMS intends to use this data to monitor compliance with the Stark law, and CMS has indicated that it may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against us. Once a hospital receives this request, the hospital will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. Any such investigation or enforcement action could materially adversely affect the results of our operations.
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
     Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which could otherwise be provided in our hospitals. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our hospitals, may have more advanced equipment or a medical staff that is thought to be better qualified. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.
     We also face very significant and increasing competitions from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have and ownership interest). Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.

     In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report. If these measures become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on the measures, we would expect that our patient volumes would decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.
     Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.
     Our revenues are particularly sensitive to regulatory and economic changes in Kentucky, Virginia, New Mexico, West Virginia, Tennessee, Alabama, Louisiana, Arizona and Texas. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount			% of Total Revenues
	2006	2007	2008	2006	2007	2008
Kentucky	$404.0	$435.4	$465.0	17.3%	17.0%	17.2%
Virginia	341.9	369.7	381.6	14.6	14.4	14.1
New Mexico	210.9	225.0	245.7	9.0	8.8	9.1
West Virginia	151.7	229.7	243.4	6.5	8.9	9.0
Tennessee	199.6	209.8	223.2	8.5	8.2	8.3
Alabama	186.5	191.0	203.2	8.0	7.4	7.5
Louisiana	170.5	189.4	194.6	7.3	7.4	7.2
Arizona	133.0	167.1	173.8	5.7	6.5	6.4
Texas	136.3	135.3	142.3	5.8	5.3	5.3
     Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the above-mentioned states could have an adverse effect on our business, financial condition, results of operations and/or prospects. Medicaid changes in these states could also have a material adverse effect on our business, financial condition, results of operations or cash flows.
     If our access to licensed information systems is interrupted or restricted, or if we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.
     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc., (“HCA-IT”), for information systems. HCA-IT provides us with financial, clinical, patient accounting and network information services. We do not control HCA-IT’s systems, and if these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. Our contract with HCA-IT, as amended, expires on December 31, 2017 (including a wind-down period) unless extended by the parties.
     HCA’s primary business is to own and operate hospitals, not to provide information systems. In addition, HCA was taken private in a leveraged buyout in November 2006. The additional debt incurred by HCA in this transaction could impact its ability to provide information systems and related support to us. During late 2008, HCA announced layoffs which included over 100 employees of HCA-IT. At this time, it remains uncertain whether these staffing reductions will impact the performance of HCA-IT under our agreements.
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
     As of December 31, 2008, our consolidated debt was approximately $1,516.7 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements an the agreements or indentures governing any additional indebtedness that we incur in the future. Our credit facility contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $650.0 million under the term A and the term B loan components and up to $411.6 million under the revolving loan component, subject to the receipt of commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our future ability to monetize our interests in our hospital assets and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.
     Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:
•	Under our credit facility, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could required us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants and our credit ratings may be adversely impacted.

•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.

•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.

•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.

•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.
     We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.
     We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these potential claims in amounts above our SIR level that we believe to be appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied.
     We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our SIR amount. As a result, one or more successful claims against us that are within our SIR amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. In addition, we operate a wholly-owned captive insurance company under the name Point of Life Indemnity, Ltd., which, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians.
     Additionally, we experienced unfavorable claims development results recently, which are reflected in our professional and general liability costs. Insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable SIR level amounts. One or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.
     Our revenues and volume trends may be adversely affected by certain factors over which we have no control.
     Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes, the intensity and timing of yearly flu outbreaks. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.
     If our fair value declines, a material non-cash charge to earnings from impairment of our goodwill could result.
     At December 31, 2008, we had approximately $1,516.5 million of goodwill on our consolidated balance sheet. We expect to recover the carrying value of this goodwill through our future cash flows. We evaluate annually, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

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
     In addition, businesses we have acquired, or businesses we may acquire may have unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities and unacceptable business practices. Although we have historically obtained, and we intend to continue to obtain, contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses.
     If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets may be adversely affected.
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
     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Ten states in which we operate hospitals, including the recently acquired Rockdale Medical Center in Georgia, require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

     In states without certificate of need laws, competing providers of healthcare services are able to expand and construct facilities without the need for significant regulatory approval.
     In the nine states in which we operate that do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services, competing healthcare providers face low barriers to entry and expansion. If competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.
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
     Our stock price may fluctuate in response to the results or our operations and to a number of events and factors, including:
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
     We have no material unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) that were issued more than 180 days prior to the end of our 2008 fiscal year.

Item 2.	Properties.
     The following table presents certain information with respect to our hospitals as of December 31, 2008:

		Acquisition/Opening/	Licensed	Operational
Hospital	City	Lease Date	Beds	Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-Off(a)	100	Own
Lakeland Community Hospital	Haleyville	December 1, 2002	50	Own
Northwest Medical Center	Winfield	December 1, 2002	71	Own
Russellville Hospital	Russellville	October 3, 2002	100	Own
Vaughan Regional Medical Center	Selma	April 15, 2005	175	Own
Arizona
Havasu Regional Medical Center	Lake Havasu City	April 15, 2005	181	Own
Valley View Medical Center	Ft. Mohave	November 8, 2005	66	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000	141	Own
Indiana
Starke Memorial Hospital (“Starke”) (b)	Knox	April 15, 2005	53	Lease
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-Off(a)	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	HCA Spin-Off(a)	58	Own
Georgetown Community Hospital	Georgetown	HCA Spin-Off(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-Off(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-Off(a)	259	Own
Logan Memorial Hospital	Russellville	HCA Spin-Off(a)	92	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-Off(a)	101	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005	52	Own
Doctors’ Hospital of Opelousas (“Opelousas”) (b)	Opelousas	April 15, 2005	171	Own
Minden Medical Center	Minden	April 15, 2005	159	Own
River Parishes Hospital	LaPlace	July 1, 2004	106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	149	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001	95	Own
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	286	Lease
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001	118	Own
Crockett Hospital	Lawrenceburg	HCA Spin-Off(a)	107	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-Off(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-Off(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-Off(a)	114	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-Off(a)	157	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	150	Own
Parkview Regional Hospital	Mexia	April 15, 2005	59	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-Off(a)	39	Own
Castleview Hospital	Price	HCA Spin-Off(a)	84	Own

		Acquisition/Opening/	Licensed	Operational
Hospital	City	Lease Date	Beds	Status
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	350	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000	89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-Off(a)	70	Own

			5,686

(a)	We were formerly a division of HCA and were spun-off as an independent publicly-traded company on May 11, 1999.

(b)	Held-for-sale hospital.
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
     We had no matters submitted to a vote of the stockholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
     Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2007
First Quarter	$38.49	$32.74
Second Quarter	40.80	35.91
Third Quarter	40.49	27.38
Fourth Quarter	32.50	28.10
2008
First Quarter	$30.75	$23.76
Second Quarter	33.25	27.28
Third Quarter	35.94	27.85
Fourth Quarter	31.79	16.92
2009
First Quarter (through February 17, 2009)	$25.06	$21.20
     On February 17, 2009, the last reported sales price for our common stock on the NASDAQ Global Select Market was $23.60 per share.
Stockholders
     As of February 17, 2009, there were 52,094,515 shares of our common stock held by 10,463 holders of record.
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
Recent Sales of Unregistered Securities
     None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In November 2007, our Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. Our stock repurchase program expired on November 26, 2008. We repurchased approximately 1.4 million shares for an aggregate purchase price, including commissions, of approximately $41.2 million with a weighted average purchase price of $30.35 per share during the year ended December 31, 2007. We repurchased approximately 3.8 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million with a weighted average purchase price of $26.57 per share during the year ended December 31, 2008. As of December 31, 2008, we had repurchased in the aggregate, approximately 5.2 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.56 per share. We have designated these shares as treasury stock.
     We redeem shares from employees upon vesting of our 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. We redeemed approximately 0.1 million shares upon vesting of certain LTIP and MSPP shares for an aggregate price of approximately $2.4 million during the year ended December 31, 2008. There were no redemptions during the years end December 31, 2006 and 2007 because there were no LTIP or MSPP shares that vested during these years. We have designated these shares as treasury stock.
     The following table summarizes our share repurchase activity by month during the years ended December 31, 2007 and 2008:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
Period	Purchased	per Share	Program	(In millions)
December 1, 2007 to December 31, 2007	1,356,487	$30.35	1,356,487	$108.8
January 1, 2008 to January 31, 2008	—	$—	—	$108.8
February 1, 2008 to February 29, 2008	1,865,280	$25.12	1,865,280	$62.0
March 1, 2008 to March 31, 2008	1,132,500	$25.20	1,132,500	$33.4
April 1, 2008 to April 30, 2008	77,532	$28.37	—	$33.4
May 1, 2008 to May 31, 2008	548,039	$31.37	548,039	$16.2
June 1, 2008 to June 30, 2008	359,424	$31.08	359,424	$5.1
July 1, 2008 to July 31, 2008	1,727	$28.76	—	$5.1
August 1, 2008 to August 31, 2008	—	$—	—	$5.1
September 1, 2008 to September 30, 2008	556	$33.28	—	$5.1
October 1, 2008 to October 31, 2008	—	$—	—	$5.1
November 1, 2008 to November 30, 2008	—	$—	—	$—
December 1, 2008 to December 31, 2008	4,611	$21.22	—	$—

Total	5,346,156	$27.56	5,261,730	$—

Equity Compensation Plan Information
     The following table provides aggregate information as of December 31, 2008, with respect to shares of common stock that may be issued under our existing equity compensation plans, including our LTIP, our Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) and our MSPP:

Number of Securities
	Number of Securities				Available for Future
	to be Issued Upon		Weighted-Average		Issuance Under Equity
	Exercise of Outstanding		Exercise Price of		Compensation Plans
	Options, Warrants and		Outstanding Options,		(Excluding Securities
	Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,807,142	(1)	$30.13	(2)	3,776,437	(3)
Equity Compensation Plans not Approved by Security Holders	None		None		None

Total	4,807,142		$30.13		3,776,437

(1)	Includes the following:
•	4,665,973 shares of common stock to be issued upon exercise of outstanding stock options granted under the LTIP;

•	131,587 shares of common stock to be issued upon exercise of outstanding stock options granted under the ODSICP;

•	9,582 shares of common stock to be issued upon the vesting of deferred stock units outstanding under the ODSICP

(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:
•	3,591,770 shares of common stock available for issuance under the LTIP;

•	97,893 shares of common stock available for issuance under the MSPP; and

•	86,774 shares of common stock available for issuance under the ODSCIP.

Item 6.	Selected Financial Data.
     The table below contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2008. The selected financial data is derived from our audited consolidated financial statements. In April 2005, we completed a merger with Province Healthcare Company (“Province”) (the “Province Business Combination”). The results of operations of Province are included in our results of operations beginning April 16, 2005. The timing of this and other acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$982.8	$1,762.7	$2,336.5	$2,568.4	$2,700.8
Income from continuing operations	85.9	77.2	144.2	127.7	138.2

Income from continuing operations per share:
Basic	$2.32	$1.54	$2.59	$2.27	$2.63
Diluted	$2.18	$1.51	$2.56	$2.23	$2.58

Weighted average shares outstanding:
Basic	37.0	50.1	55.6	56.2	52.5
Diluted	42.8	53.2	56.3	57.2	53.5

Cash dividends declared per share	—	—	—	—	—

Balance Sheet Data (as of end of year):
Working capital	$159.9	$275.5	$377.9	$373.6	$376.2
Property and equipment, net	495.5	1,221.9	1,305.4	1,383.0	1,416.0
Total assets	890.4	3,224.6	3,638.3	3,635.9	3,680.3
Long-term debt, including amounts due within one year	221.0	1,514.1	1,668.6	1,517.2	1,516.7
Stockholders’ equity	509.5	1,287.8	1,450.0	1,544.2	1,578.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.
     We make forward-looking statements in this report, other reports and in statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include projections of our revenues; net income; earnings per share; capital expenditures; cash flows; debt repayments; interest rates; operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations; services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.
     In this report, for example, we make forward-looking statements discussing our expectations about:  future financial performance and condition; future liquidity and capital resources; repurchases of our common stock; future cash flows; existing and future debt and equity structure; compliance with debt covenants; our strategic goals; future acquisitions and dispositions; our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated; supply and information technology costs; changes in interest rates; our compliance with new and existing laws and regulations; the performance of counterparties to our agreements, our plans as to the payment of dividends; industry and general economic trends; taxes and tax rates; the efforts of insurers and other payors, healthcare providers and others to contain healthcare costs; reimbursement changes; patient volumes and related revenues; future capital expenditures; expected changes in certain expenses; the impact of changes in our critical accounting estimates; claims and legal actions relating to professional liabilities and other matters; the impact and applicability of new accounting standards; staffing issues relating to nurses and other clinical personnel; and physician recruiting and retention.
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
     There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors. Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this section and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk. Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Overview
     We operate general acute care hospitals in non-urban communities in the United States. At December 31, 2008, we owned or leased through subsidiaries 48 hospitals, having a total of 5,686 licensed beds, and serving communities in 17 states. Two of these hospitals were held for sale and classified as discontinued operations in our consolidated financial statements, and seven were owned by third parties and leased by our subsidiaries. Effective February 1, 2009, we acquired Rockdale Medical Center (“RMC”), a 138-bed acute care hospital located in Conyers, Georgia (approximately 25 miles outside of Atlanta, Georgia). The financial results of RMC are not included in our financial statements or results of operations for the periods described in this report.

     We generate revenues primarily through hospital services offered at our facilities. We generated $2,336.5 million, $2,568.4 million and $2,700.8 million in revenues from continuing operations during 2006, 2007 and 2008, respectively. In 2008, we derived 40.7% of our revenues from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.
     Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets, although the services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be economically viable, and any contractual or CON obligations that might exist.
     Competitive and Regulatory Environment
     The environment in which our hospitals operate is extremely competitive. We face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; stand-alone centers at which surgeries or diagnostic tests can be performed; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see growth in this general shift of lower acuity procedures to outpatient settings. We have also seen the shift of increasingly complex procedures from the inpatient to the outpatient setting.
     The competition from physicians on the medical staffs of our hospitals can be especially challenging. Within their offices, physicians may provide a vast range of services that would otherwise be provided by acute care hospitals. Physicians also have a high level of influence with respect to where their patients receive healthcare services and have the sole authority to order tests. As a result of declining reimbursements to physicians, and as a result of these unique competitive advantages, we believe that physicians often provide high margin services in their offices to patients whose insurance plans pay reimbursement rates much higher than those set by Medicare or Medicaid. This trend has likely offset to some extent our efforts to improve equivalent admission rates at many of our hospitals.
     Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the U.S. has a shortage of physicians in certain practice areas, including specialists such as cardiologists and orthopedists, in various areas of the country.
     The environment in which our hospitals operate is very highly regulated and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government regulations at the federal, state and local levels. These regulate every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.
     Not only are our hospitals heavily regulated, the rules, regulations and laws to which they are subject often change, with little or no notice, and they are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws is a very significant component of our overall expenses. Further, this expense has grown in recent periods due to the requirements of new regulations and the severity of the penalties associated with non-compliance and management believes compliance expenses will continue to grow in the foreseeable future.

     The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.
     The regulatory, enforcement and reimbursement environment could change substantially during 2009. Although President Obama has said that healthcare reform is among his administration’s highest priorities, the details and timing of any such reform are unknown.
     Business Strategy
     We seek to fulfill our mission of Making Communities Healthier® by striving to improve the quality and types of healthcare services available in our communities, provide physicians with a positive environment in which to practice medicine, with access to necessary equipment and resources, develop and provide a positive work environment for employees, expand each hospital’s role as a community asset, and improve each hospital’s financial performance. We expect our hospitals to be the place where patients want to come for care, where physicians want to practice medicine and where employees want to work.
     In many of our markets, a portion of patients who require the services available at acute care hospitals leave our markets to receive such care. This fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new, or better implement existing strategies.
     We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2008, we refined our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities, to better tailor our communications to the physicians who want to practice in non-urban communities. During 2009, we will continue to strive to improve our recruiting and retention efforts including centralizing at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.
     The quality of healthcare services provided at our hospitals, and the perceived quality of such services, is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the core measure scores ascribed to our hospitals are determined based on the practice behaviors of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve these scores. Management believes that our efforts in this regard during 2008 were, on average, successful. The core measure scores at some of our largest hospitals continue to be below our company average and our expectations. We will continue to work with our medical staff members to seek to improve our the core measure scores of our hospitals.
     We also believe that growth can also be achieved as we add new service lines in our existing markets, invest in new technologies desired by physicians and patients, and demonstrate the quality of the care provided in our facilities. For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive health care services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. Physicians affiliated with our hospitals also seem to be interested in admitting patients to hospitals with active hospitalist programs. As a result, our hospitals have responded by introducing or strengthening hospitalists programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to promptly respond to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.

     While responsibly managing our operating expenses, we have also made significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.
     We also continue to strive to improve our operating performance by improving on our revenue cycle processes, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated hospitals. We also believe that being positioned as the sole acute care hospital in virtually all of our communities has allowed us, and will continue to allow us, in many cases to negotiate preferred reimbursement rates with commercial insurance payors.
     Additional Growth
     Effective February 1, 2009, we acquired RMC, a 138-bed acute care hospital located in Conyers, Georgia (approximately 25 miles outside of Atlanta, Georgia). During 2008, RMC generated net revenues of approximately $120 million, which are not included in our financial results. We believe that, through group purchasing efforts and the implementation of other initiatives, RMC’s operating performance will improve during 2009 and subsequent years.
     The acquisition of RMC is consistent with our stated goal of seeking to acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the U.S. that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets.
     Revenue Sources
     Our hospitals generate revenues by providing healthcare services to our patients. Depending upon the patient’s medical insurance coverage, we are paid for these services by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided.
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
bps. Basis point change.
Continuing operations. Continuing operations information excludes the operations of hospitals that are held for sale and disposed of.
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
Net revenue days outstanding. We compute net revenue days outstanding by dividing our accounts receivable net of allowance for doubtful accounts, by our revenue per day. Our revenue per day is calculated by dividing our quarterly revenues, including revenues for held for sale / disposed of hospitals, by the number of calendar days in the quarter.
ESOP. Employee stock ownership plan. The ESOP is a defined contribution retirement plan that covered substantially all of our employees through December 31, 2008.
Medicare case mix index. Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.
N/A. Not applicable.
N/M. Not meaningful.
Outpatient surgeries. Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Operating Results Summary
     The following tables present summaries of results of operations for the three months ended December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008 (dollars in millions):

	Three Months Ended December 31,
	2007		2008
		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$643.4	100.0%	$674.9	100.0%

Salaries and benefits	253.6	39.4	267.9	39.7
Supplies	88.8	13.8	93.3	13.8
Other operating expenses	117.9	18.3	127.6	19.0
Provision for doubtful accounts	79.1	12.3	78.5	11.6
Depreciation and amortization	32.2	5.0	34.3	5.1
Interest expense, net	21.8	3.4	21.8	3.2

	593.4	92.2	623.4	92.4

Income from continuing operations before minority interests and income taxes	50.0	7.8	51.5	7.6
Minority interests in earnings of consolidated entities	0.2	–	0.6	0.1

Income from continuing operations before income taxes	49.8	7.8	50.9	7.5
Provision for income taxes	18.1	2.9	17.7	2.6

Income from continuing operations	$31.7	4.9%	$33.2	4.9%

	Years Ended December 31,
	2006		2007		2008
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$2,336.5	100.0%	$2,568.4	100.0%	$2,700.8	100.0%

Salaries and benefits	918.0	39.3	1,006.1	39.2	1,065.4	39.4
Supplies	326.1	14.0	352.2	13.7	372.6	13.8
Other operating expenses	397.4	17.0	464.0	18.0	499.8	18.5
Provision for doubtful accounts	250.0	10.7	307.0	12.0	313.2	11.6
Depreciation and amortization	105.4	4.5	129.4	5.0	132.1	4.9
Interest expense, net	100.8	4.3	94.5	3.7	88.0	3.3
Impairment loss	–	–	–	–	1.2	–

	2,097.7	89.8	2,353.2	91.6	2,472.3	91.5

Income from continuing operations before minority interests and income taxes	238.8	10.2	215.2	8.4	228.5	8.5
Minority interests in earnings of consolidated entities	1.4	–	1.7	0.1	2.2	0.1

Income from continuing operations before income taxes	237.4	10.2	213.5	8.3	226.3	8.4
Provision for income taxes	93.2	4.0	85.8	3.3	88.1	3.3

Income from continuing operations	$144.2	6.2%	$127.7	5.0%	$138.2	5.1%

For the Three Months Ended December 31, 2007 and 2008
Revenues
     The 4.9% increase in our revenues for the three months ended December 31, 2008, compared to the same period last year, was primarily the result of an increase in our revenues per equivalent admission. Revenues per equivalent admission increased 5.7% to $7,390 during the three months ended December 31, 2008, compared to $6,992 during the same period last year. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting; and benefits associated with Medicare’s hospital market basket updates.
     Revenues during the three months ended December 31, 2008, were negatively impacted by declines in equivalent admissions. Equivalent admissions of 91,321 for the three months ended December 31, 2008, declined 0.7% as compared to the same period last year, as a result of fewer admissions and overall declines in our inpatient surgeries and emergency room visits. During the year ended December 31, 2008, we experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population, which contributed to our decline in equivalent admissions. Although we experienced equivalent admission declines, our volume improved in certain aspects of our business, such as in outpatient diagnostic services, including CT imaging and laboratory services.
     The following table shows the key drivers of our revenues for the periods presented:

	Three Months Ended			%
	December 31,		Increase	Increase
	2007	2008	(Decrease)	(Decrease)
Admissions	46,756	45,674	(1,082)	(2.3)%
Equivalent admissions	92,011	91,321	(690)	(0.7)
Revenues per equivalent admission	$6,992	$7,390	$398	5.7
Medicare case mix index	1.28	1.28	–	–
Average length of stay (days)	4.3	4.4	0.1	2.3
Inpatient surgeries	13,982	13,312	(670)	(4.8)
Outpatient surgeries	35,525	36,059	534	1.5
Emergency room visits	215,128	210,159	(4,969)	(2.3)
Outpatient factor	1.97	2.00	0.03	1.5
     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months
	Ended
	December 31,
	2007	2008
Medicare	32.2%	30.7%
Medicaid	9.5	9.0
HMOs, PPOs and other private insurers	43.5	45.4
Self-Pay	11.4	12.1
Other	3.4	2.8

	100.0%	100.0%

     The table above is inclusive of certain changes we have made to our historical practices regarding sources of revenues. Specifically, we previously classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits:
Salaries, wages, benefits and contract labor	$247.3	38.4%	$262.0	38.8%	$14.7	5.9%
Stock-based compensation	6.3	1.0	5.9	0.9	(0.4)	(6.7)

	$253.6	39.4%	$267.9	39.7%	$14.3	5.6%

Man-hours per equivalent admission	91.9	N/A	94.0	N/A	2.1	2.3%
Salaries and benefits per equivalent admission	$2,612	N/A	$2,754	N/A	$142	5.4%
     For the three months ended December 31, 2008, our salaries and benefits expense of $267.9 million increased to 39.7% as a percentage of revenues as compared to 39.4% in the same period last year. This increase was a result of annual compensation increases for our employees, plus the impact of an increasing number of employed physicians within our hospitals. Additionally, we experienced an overall increase in our benefit costs, most notably within our medical benefit component. These increases were partially offset by improvements in our contract labor costs as well as a slight decline in our stock-based compensation expense during the period. Our stock-based compensation expense decline for the three months ended December 31, 2008, was due to the absence of a forfeiture rate methodology change that was recorded in the same period last year. As we continue to employ an increasing number of medical professionals including physicians, we expect that salaries and benefits as a percentage of revenues will also increase.
Supplies
     The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies	$88.8	13.8%	$93.3	13.8%	$4.5	5.2%
Supplies per equivalent admission	$966	N/A	$1,022	N/A	$56	5.8%
     For the three months ended December 31, 2008, supplies expense of $93.3 million increased 5.2%, as compared to $88.8 million in the same period last year. Similarly, our supplies per equivalent admission increased 5.8% to $1,022, as compared to $966 in the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. In addition, our pharmacy and laboratory supply expenses increased over the 2007 period as we experienced an increased utilization of more expensive drugs and blood products. Additionally, our other general supplies costs incurred price increases resulting in an increase in our overall supply costs.

Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees	$15.7	2.4%	$17.6	2.6%	$1.9	12.4%
Utilities	11.7	1.8	12.9	1.9	1.2	10.8
Repairs and maintenance	14.1	2.2	14.7	2.2	0.6	3.8
Rents and leases	6.4	1.0	6.1	0.9	(0.3)	(4.7)
Insurance	7.4	1.2	10.7	1.6	3.3	44.8
Physician recruiting	4.7	0.7	5.8	0.9	1.1	23.1
Contract services	34.7	5.4	34.9	5.2	0.2	0.9
Non-income taxes	8.2	1.3	10.0	1.5	1.8	19.1
Other	15.0	2.3	14.9	2.2	(0.1)	(0.5)

	$117.9	18.3%	$127.6	19.0%	$9.7	8.2%

     For the three months ended December 31, 2008, our other operating expenses of $127.6 million increased by $9.7 million or 8.2%, as compared to $117.9 million in the same period last year. The $9.7 million increase in other operating expenses for the three months ended December 31, 2008, was primarily the result of increases in professional fees, utilities, insurance, physician recruiting and non-income taxes.
     Our expense for professional fees paid to hospital-based physicians increased $1.9 million or 12.4% to $17.6 million during the three months ended December 31, 2008. As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as anesthesiology and emergency room physician coverage. Also, an increasing number of physicians are demanding that our hospitals retain hospitalists and that they be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals. We expect these trends to continue and that professional fees as a percentage of revenue will climb in future periods.
     Our utilities expense increased for the three months ended December 31, 2008 as compared to the same period last year as a result of higher energy costs experienced nationally. We anticipate a moderation in the overall level of increase in our utility costs during 2009.
     The increase in our insurance expense during the three months ended December 31, 2008, as compared to the same period last year, was the result of a change in our professional and general liability claims accrual, as we reduced the discount factor from 5.0% to 4.0% during the three months ended December 31, 2008. As a result of the decrease in the discount factor, our professional and general liability claims expense increased by approximately $2.4 million for the three months ended December 31, 2008.
     Physician recruiting expense increased 23.1% to $5.8 million in the three months ended December 31, 2008, as compared to the same period last year. The increase is primarily the result of an increase in the amortization expense associated with a greater number of physician minimum revenue guarantees outstanding and an increase in recruiting fees paid. To attract and retain qualified physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. We expect to experience an increasing number of physician minimum revenue guarantee arrangements and, accordingly, we anticipate higher recruiting fees and increases to the amortization expense associated with the physician minimum revenue guarantee intangible asset during 2009.
     Non-income taxes increased during the three months ended December 31, 2008, as compared to the same period last year, as a result of the absence of certain sale, use and property tax credits recorded in the 2007 period.

Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$79.1	12.3%	$78.5	11.6%	$(0.6)	(0.8)%
Related Key Indicators:
Charity care write-offs	$11.0	0.7%	$13.7	0.8%	$2.7	23.5%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$73.2	11.4%	$81.6	12.1%	$8.4	11.5%
Net revenue days outstanding (at end of period)	42.4	N/A	42.4	N/A	—	—%
     Our provision for doubtful accounts of $78.5 million, or 11.6% of revenues, for the three months ended December 31, 2008, decreased slightly from $79.1 million, or 12.3% of revenues, as recognized in same period last year. The 70 bps improvement as a percentage of revenues is due to our strategic efforts leading to improved cash collections. Specifically, we experienced an increase in both up-front cash collections and collections related to insured receivables for the three months ended December 31, 2008, as compared to the same period last year. The decrease in our provision for doubtful accounts was partially offset by an increase in our charity care write-offs that were primarily attributable to an increase in our self-pay revenues. We do not report charity care in our revenues or in our provision for doubtful accounts as it is our policy not to pursue collections of amounts related to these patients. Overall, net revenue days outstanding remained unchanged at 42.4 days as of December 31, 2008 as compared to December 31, 2007. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
Depreciation and Amortization
     Our depreciation and amortization expense increased $2.1 million for the three months ended December 31, 2008 to $34.3 million, or 5.1% of revenues, as compared to $32.2 million, or 5.0% of revenues, in the same period last year. The increase in our depreciation and amortization expense is largely a result of capital improvement projects completed during 2008, normal replacement costs of facilities and equipment and the amortization of separately identifiable intangible assets such as non-compete agreements.
Interest Expense
     Our interest expense of $21.8 million or 3.2% of revenues, for the three months ended December 31, 2008 was comparable to $21.8 million, or 3.4% of revenues, for the same period last year. As a result of a recently issued accounting pronouncement, FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), we must compute and recognize additional interest expense on our convertible debt instruments beginning in 2009. FSP APB 14-1 requires retrospective application for all periods presented. We estimate that the impact of this new accounting standard will increase our interest expense by $21.1 million during 2009. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”
Minority Interests in Earnings of Consolidated Entities
     Minority interests in earnings of consolidated entities were $0.6 million for the three months ended December 31, 2008. Minority interests in earnings of consolidated entities represents the allocable portion of income or loss of our less than 100% owned entities that we control to which the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own.

Provision for Income Taxes
     The provision for income taxes was $17.7 million, or 2.6% of revenues for the three months ended December 31, 2008, as compared to $18.1 million, or 2.9% of revenue for the same period last year. The decline in the tax provision was primarily the result of reductions in our long-term income tax liability as certain statutes of limitation lapses occurred during for the three months ended December 31, 2008. This reduction was partially offset by significant increases in our deferred tax valuation allowance during the same period.
For the Years Ended December 31, 2007 and 2008
Revenues
     The 5.2% increase in our revenues for 2008 as compared to 2007, was primarily the result of an increase in our revenues per equivalent admission. Revenues per equivalent admission increased 5.8% to $7,192, as compared to $6,795 in 2007. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs; MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting and benefits associated with Medicare’s hospital market basket updates. Additionally, we experienced favorable adjustments to our estimated reimbursement settlements that increased revenues by $7.1 million and $8.0 million for the years ended December 31, 2008 and 2007, respectively.
     Revenues during 2008 were negatively impacted by declines in our equivalent admissions. Equivalent admissions of 375,539 for 2008 declined 0.6%, as compared to 377,994 for 2007, as a result of fewer admissions and overall declines in our inpatient surgeries. Although many of our hospitals experienced widespread flu outbreaks in February and March of 2008, the resulting increase in our emergency room visits did not fully offset our total decline in equivalent admissions for the year. During 2008, our volumes were negatively impacted by the temporary closure of three of our hospitals in Louisiana, as a result of Hurricane Gustav, as well as the permanent closure of certain unprofitable service lines at a few of our hospitals. Additionally, during 2008 we experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population, which further contributed to the decline in equivalent admissions. Although we experienced equivalent admission declines, our volume improved in certain aspects of our business, such as in outpatient diagnostic services, including CT imaging and laboratory services.
     The following table shows the key drivers of our revenues for the periods presented:

	Years Ended
	December 31,
			Increase	% Increase
	2007	2008	(Decrease)	(Decrease)
Admissions	191,778	188,713	(3,065)	(1.6)%
Equivalent admissions	377,994	375,539	(2,455)	(0.6)
Revenues per equivalent admission	$6,795	$7,192	$397	5.8
Medicare case mix index	1.24	1.27	0.03	2.4
Average length of stay (days)	4.3	4.3	–	–
Inpatient surgeries	56,732	54,775	(1,957)	(3.4)
Outpatient surgeries	144,438	145,041	603	0.4
Emergency room visits	868,960	873,862	4,902	0.6
Outpatient factor	1.97	1.99	0.02	1.0

     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Years Ended
	December 31,
	2007	2008
Medicare	32.6%	31.2%
Medicaid	9.7	9.5
HMOs, PPOs and other private insurers	42.7	44.5
Self-Pay	11.7	12.0
Other	3.3	2.8

	100.0%	100.0%

     The table above is inclusive of certain changes we have made to our historical practices regarding sources of revenues. Specifically, we previously classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues.
Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits:
Salaries, wages, benefits and contract labor	$987.4	38.5%	$1,041.9	38.5%	$54.5	5.5%
Stock-based compensation	18.7	0.7	23.5	0.9	4.8	25.6

	$1,006.1	39.2%	$1,065.4	39.4%	$59.3	5.9%

Man-hours per equivalent admission	89.5	N/A	90.9	N/A	1.4	1.6%
Salaries and benefits per equivalent admission	$2,529	N/A	$2,662	N/A	$133	5.3%
     Our salaries and benefits expense of $1,065.4 million or 39.4% of revenues during 2008, increased $59.3 million from $1,006.1 million or 39.2% percent of revenues, in 2007. This increase was a result of annual compensation increases for our employees, plus the impact of an increasing number of employed physicians within our hospitals. Additionally, we experienced an overall increase in our benefit costs, most notably within our medical benefit component. These increases were partially offset by improvements in our contract labor costs during 2008. Our stock-based compensation increased in 2008, as compared to 2007, as a result of an increase in the number of outstanding unvested stock options and nonvested stock during 2008. As we continue to employ an increasing number of medical professionals including physicians, we expect that salaries and benefits as a percentage of revenues will also increase.

Supplies
     The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Year Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies	$352.2	13.7%	$372.6	13.8%	$20.4	5.8%
Supplies per equivalent admission	$932	N/A	$992	N/A	$60	6.4%
     During 2008, our supplies expense of $372.6 million increased 5.8%, as compared to $352.2 million in 2007. Similarly, our supplies per equivalent admission increased 6.4% to $992, as compared to $932 in 2007. Our supplies per equivalent admission increased as a result of higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. In addition, our pharmacy and laboratory supply expenses increased over 2007 as we experienced increased utilization of more expensive drugs. We continue to experience overall price increases in supply costs, particularly those related to pharmaceutical products, orthopedic implants, blood products and other surgical-related supplies.
Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees	$59.7	2.3%	$65.4	2.4%	$5.7	9.5%
Utilities	47.0	1.8	51.5	1.9	4.5	9.6
Repairs and maintenance	53.7	2.1	56.8	2.1	3.1	5.7
Rents and leases	25.8	1.0	25.6	1.0	(0.2)	(0.6)
Insurance	33.2	1.3	42.3	1.6	9.1	27.7
Physician recruiting	14.4	0.6	22.0	0.8	7.6	52.7
Contract services	135.0	5.3	136.3	5.0	1.3	1.0
Non-income taxes	36.5	1.4	39.1	1.5	2.6	7.0
Other	58.7	2.2	60.8	2.2	2.1	3.4

	$464.0	18.0%	$499.8	18.5%	$35.8	7.7%

     During 2008, our other operating expenses of $499.8 million increased by $35.8 million or 7.7%, as compared to $464.0 million during 2007. With the exception of rents and leases, each component of our other operating expenses experienced increases in 2008. As the most significant increases occurred in professional fees, utilities, insurance and physician recruiting, explanations for these changes are as follows.
     Our expense for professional fees paid to hospital-based physicians increased $5.7 million or 9.5%, to $65.4 million during 2008. As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as anesthesiology and emergency room physician coverage. Also, an increasing number of physicians are demanding that our hospitals retain hospitalists and that they be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals. We expect these trends to continue and that professional fees as a percentage of revenue will climb in future periods.
     Our utilities expense increased during 2008 as compared to 2007, as a result of higher energy costs experienced nationally. We anticipate a moderation in the overall level of increase in our utility costs during 2009.

     Our insurance expense increased $9.1 million, or 27.7%, to $42.3 million, during 2008 as compared to 2007. This increase in insurance expense during 2008 was the result of an increase in our reserves for professional and general liability claims as a result of higher anticipated settlements for certain claims and an increase in our professional and general liability claims accrual, as we reduced the discount factor from 5.0% to 4.0%. As a result of the decrease in the discount factor, our professional and general liability claims expense increased by approximately $2.4 million for 2008.
     Physician recruiting expense increased 52.7% to $22.0 million during 2008 as compared to 2007. The increase is primarily the result of an increase in the amortization expense associated with a greater number of physician minimum revenue guarantees outstanding and an increase in recruiting fees paid. To attract and retain qualified physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. We expect to experience an increasing number of physician minimum revenue guarantee arrangements and, accordingly, we anticipate higher recruiting fees and increases to the amortization expense associated with the physician minimum revenue guarantee intangible asset.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2007	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$307.0	12.0%	$313.2	11.6%	$6.2	2.0%
Related Key Indicators:
Charity care write-offs	$50.5	0.8%	$53.7	0.8%	$3.2	6.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$300.0	11.7%	$324.5	12.0%	$24.5	8.2%
Net revenue days outstanding (at end of period)	42.4	N/A	42.4	N/A	—	—%
     Our provision for doubtful accounts of $313.2 million or 11.6% of revenues, for 2008, increased $6.2 million from $307.0 million or 12.0% of revenues, in 2007. The 40 bps reduction as a percentage of revenues is due to our strategic efforts leading to improved cash collections. Specifically, we experienced an increase in both up-front cash collections and collections related to insured receivables during 2008 as compared to 2007. In addition, the decrease in our provision for doubtful accounts as a percentage of revenues was reduced by the impact of a self-pay discount program at our Tennessee hospitals that became effective July 1, 2007. The decrease in the provision for doubtful accounts as a percentage of revenue was partially offset by an increase in charity care write-offs that were primarily attributable to an increase in our self-pay revenues. We do not report charity care in revenues or in our provision for doubtful accounts as it is our policy not to pursue collections of amounts related to these patients. Overall, net revenue days outstanding remained unchanged at 42.4 days as of December 31, 2008 as compared to December 31, 2007. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
Depreciation and Amortization
     Our depreciation and amortization expense increased $2.7 million during 2008 to $132.1 million, or 4.9% of revenues, as compared to $129.4 million or 5.0% of revenues during 2007. The increase in our depreciation and amortization expense is largely due to capital improvement projects completed during 2008, normal replacement costs of facilities and equipment, and the amortization of separately identifiable intangible assets such as non-compete agreements. Additionally, during 2007, we revised purchase price allocations for certain of our acquisitions that occurred in 2006. As a result of the purchase price allocation changes, we recognized an increase in our depreciation and amortization expense of $3.2 million during 2007. Excluding this $3.2 million adjustment, our depreciation and amortization expense increased $5.9 million during 2008 and depreciation and amortization expense as a percentage of revenues was consistent at 4.9% in both years.

Interest Expense
     Our interest expense of $88.0 million decreased during 2008 by $6.5 million, as compared to $94.5 million recognized in 2007. The decrease is primarily the result of decreases in our outstanding debt balances and lower interest rates under our 3 1/2% Notes as compared to our Senior Secured Credit Facilities. In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance, excluding capital leases, decreased from $1,577.1 million during 2007 to $1,513.7 million during 2008. This decrease was partially offset by an increase in interest expense related to our interest rate swap. The increase in our interest rate swap interest expense during 2008, as compared to 2007, was the result of an increase in the spread between our payment rate, which is based on an annual fixed rate of 5.585% and our receipt rate, which is based on the prevailing three-month LIBOR floating rate. For further discussion of our interest rate swap, see “Liquidity and Capital Resources — Interest Rate Swap.”
     As a result of a recently issued accounting pronouncement, FSP APB 14-1, we must compute and recognize additional interest expense on our convertible debt instruments beginning in 2009. FSP APB 14-1 requires retrospective application for all periods presented. We estimate that the impact of this new accounting standard will increase our interest expense by $21.1 million during 2009. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”
Impairment of Long-Lived Assets
     We incurred a $1.2 million pre-tax impairment loss in continuing operations during 2008. This impairment charge relates to the impairment of certain operating assets for which the existing carrying amount exceeded their current estimated fair value.
Minority Interests in Earnings of Consolidated Entities
     Minority interests in earnings of consolidated entities were $2.2 million for 2008. Minority interests in earnings of consolidated represents the allocable portion of income or loss of our less than 100% owned entities that we control to which the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own.
Provision for Income Taxes
     The provision for income taxes was $88.1 million or 3.3% of revenues during 2008, as compared to $85.8 million or 3.3% of revenues during 2007. The effective tax rate declined in 2008 to 38.9% as compared to 40.2% in 2007 as a result of the reductions in our long-term income tax liability from statutes of limitation lapses. This reduction, however, was partially offset by significant increases in our deferred tax valuation allowance during 2008.
For the Years Ended December 31, 2006 and 2007
Revenues
     The 9.9% increase in our revenues for 2007as compared to 2006 was primarily the result of an increase in revenues per equivalent admission plus the impact of increased equivalent admissions. Revenues per equivalent admission increased by 4.3% to $6,795 during 2007 as compared to $6,513 in 2006. This increase is largely due to the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting, as well as benefits associated with Medicare’s hospital market basket updates. Additionally, we experienced favorable adjustments to our estimated reimbursement settlements that increased revenues by $8.0 million during 2007 and $12.6 million during 2006. Equivalent admissions of 377,994 for 2007 increased 5.4%, as compared to 358,724 for 2006. We experienced year over year increases in both inpatient and outpatient surgeries as well as emergency room visits, which contributed to the increase in equivalent admissions. In addition, our equivalent admissions benefited from the full year impact of our July 1, 2006 acquisition of two hospitals from HCA.

     The following table shows the key drivers of our revenues for the periods presented:

	Years Ended
	December 31,			% Increase
	2006	2007	Increase	(Decrease)
Admissions	184,339	191,778	7,439	4.0%
Equivalent admissions	358,724	377,994	19,270	5.4
Revenues per equivalent admission	$6,513	$6,795	$282	4.3
Medicare case mix index	1.23	1.24	0.01	0.1
Average length of stay (days)	4.2	4.3	0.1	2.4
Inpatient surgeries	54,893	56,732	1,839	3.4
Outpatient surgeries	138,013	144,438	6,425	4.7
Emergency room visits	812,115	868,960	56,845	7.0
Outpatient factor	1.95	1.97	0.02	0.1
     The following table shows the sources of our revenues by payor for the periods presented, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	2006	2007
Medicare	34.8%	32.6%
Medicaid	10.1	9.7
HMOs, PPOs and other private insurers	39.2	42.7
Self-Pay	12.0	11.7
Other	3.9	3.3

	100.0%	100.0%

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits expenses for the periods presented (dollars in millions, except for salaries and benefits per equivalent admission):

	Years Ended December 31,
		% of		% of		% Increase
	2006	Revenues	2007	Revenues	Increase	(Decrease)
Salaries and benefits:
Salaries, wages, benefits and contract labor	$904.9	38.7%	$987.4	38.5%	$82.5	9.1%
Stock-based compensation	13.1	0.6	18.7	0.7	5.6	42.6

	$918.0	39.3%	$1,006.1	39.2%	$88.1	9.6

Man-hours per equivalent admission	89.9	N/A	89.5	N/A	(0.4)	(0.4)
Salaries and benefits per equivalent admission	$2,438	N/A	$2,529	N/A	$91	3.7

     Our salaries and benefits expense of $1,006.1 million during 2007, or 39.2% of revenues, increased $88.1 million from $918.0 million or 39.3% percent of revenues during 2006. This increase in 2007 as compared to 2006 is primarily the result of our annual compensation increases for our employees, the impact of our July 1, 2006 acquisition of two hospitals from HCA and an increase in the number of our employed physicians and other nursing and clinical personnel. Furthermore, our salaries and benefits increased during 2007 as compared to 2006 as a result of an increase in our ESOP expense. During 2007 and 2006, our ESOP expense had two components, common stock and cash. Shares of our common stock were allocated ratably to employee accounts, based on employee salaries and wages at a rate of 23,306 shares per month. The ESOP expense amount for the common stock component was determined using the average market price of our common stock released to participants in the ESOP. The cash component was determined using the average market price of our common stock released to participant in the ESOP as well as a discretionary component, both of which were impacted by the amount of forfeitures in the ESOP. We made $5.1 million of discretionary cash contributions to the ESOP during 2007 and $3.9 million of discretionary cash contributions to the ESOP during 2006.
     The increase in our stock-based compensation expense is the result of an increase in the number of outstanding unvested stock options and nonvested stock and a change in our forfeiture rate methodology. We changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology during 2007. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting stock-based compensation expense calculation and results in a forfeiture rate that diminishes as the granted awards approach their vest dates. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock-based compensation expense calculation over the vesting period of the award. This change in methodology resulted in a higher stock-based compensation expense during 2007 as compared to 2006.
Supplies
     The following table summarizes our supplies expense for the periods presented (dollars in millions, except for supplies per equivalent admission):

	Year Ended December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Supplies	$326.1	14.0%	$352.2	13.7%	$26.1	8.0%
Supplies per equivalent admission	$909	N/A	$932	N/A	$23	2.5%
     During 2007, our supplies expense of $352.2 million increased 8.0% or $26.1 million, as compared to $326.1 million in 2006. A large portion of the $26.1 million increase during 2007 is due to the full year impact of our July 1, 2006 acquisition of two hospitals from HCA. Our supplies per equivalent admission increased 2.5% to $932 during 2007, as compared to $909 in 2006. This modest increase in supplies per equivalent admission was largely due to overall pricing increases, particularly those related to pharmaceutical products, orthopedic implants, implantable cardiac devices, blood costs and other surgical-related supplies. Furthermore, supplies as a percentage of revenues decreased as a result of our continuing efforts to effectively manage supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Other operating expenses:
Professional fees	$42.4	1.8%	$59.7	2.3%	$17.3	40.8%
Utilities	44.7	1.9	47.0	1.8	2.3	5.1
Repairs and maintenance	48.4	2.1	53.7	2.0	5.3	11.1
Rents and leases	23.0	1.0	25.8	1.0	2.8	12.0
Insurance	25.3	1.1	33.2	1.3	7.9	31.0
Physician recruiting	16.5	0.7	14.4	0.6	(2.1)	(12.5)
Contract services	117.1	5.0	135.0	5.3	17.9	15.2
Non-income taxes	32.7	1.4	36.5	1.4	3.8	11.8
Other	47.3	2.0	58.7	2.3	11.4	24.2

	$397.4	17.0%	$464.0	18.0%	$66.6	16.8

     During 2007, our other operating expenses of $464.0 million increased by $66.6 million or 16.8%, as compared to $397.4 million during 2006. A portion of this increase is the result of our July 1, 2006 acquisition of two hospitals from HCA. With the exception of physician recruiting, each component of our other operating expenses experienced increases in 2007 as compared to 2006. As the most significant changes occurred in professional fees, repairs and maintenance, insurance, contract services and other, explanations for these components are as follows.
     Our expense for professional fees paid to hospital-based physicians increased $17.3 million or 40.8%, to $59.7 million during 2007. As the shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as anesthesiology and emergency room physician coverage. Also, an increasing number of physicians are demanding that our hospitals retain hospitalists and that they be paid for call coverage in excess of what they are obligated to provide in order to maintain active staff status at our hospitals.
     Repairs and maintenance expense increased during 2007 as compared to 2006 as a result of increasing levels of property and equipment that require on-going maintenance and repair services.
     Insurance, inclusive of our professional and general liability claims expense, increased during 2007 as compared to 2006, primarily as a result of an increase in our professional and general liability claims liability from increased estimated settlements plus an overall increase in the volume of potential claims.
     Contract services increased $17.9 million to $135.0 million during 2007 as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.
     Other expenses increased during 2007 as compared to 2006, largely as a result of increased legal and accounting fees, recruitment expenses and other miscellaneous expenses.

Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2006	Revenues	2007	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$250.0	10.7%	$307.0	12.0%	$57.0	22.8%
Related Key Indicators:
Charity care write-offs	$40.5	0.8%	$50.5	0.8%	$10.0	24.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$279.7	12.0%	$300.0	11.7%	$20.3	7.3%
Net revenue days outstanding (at end of period)	43.0	N/A	42.4	N/A	(0.6)	(1.4)%
     Our provision for doubtful accounts of $307.0 million or 12.0% of revenues during 2007, increased $57.0 million from $250.0 million or 10.7% of revenues in 2006. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The increase in our provision for doubtful accounts and charity care write-offs during 2007 as compared to 2006 was partially a result of our July 1, 2006 acquisition of two hospitals from HCA. As a percentage of revenues, our provision for doubtful accounts increased during 2007 as compared to 2006 primarily as a result of an increase in self-pay revenues and increased co-payments and deductibles. We do not report charity care in our revenues or in our provision for doubtful accounts as it is our policy not to pursue collections of amounts related to these patients. Overall, net revenue days outstanding improved to 42.4 days as of December 31, 2007 from 43.0 days as of December 31, 2006. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in “Critical Accounting Estimates.”
Depreciation and Amortization
     Our depreciation and amortization expense increased $24.0 million during 2007 to $129.4 million or 5.0% of revenues, as compared to $105.4 million or 4.5% of revenues during 2006. Our depreciation and amortization expense increased in 2007 as compared to 2006, partially as a result of our July 1, 2006 acquisition of two hospitals from HCA and an increase in depreciable fixed assets from capital projects that we completed during 2007. Additionally, during 2007 and 2006, we revised purchase price allocations for certain 2006 and 2005 acquisitions, respectively. As a result of the purchase price allocation changes, we recognized an increase in depreciation and amortization expense of $3.2 million during 2007 and a decrease in depreciation and amortization expense of $13.5 million during 2006. After normalization for these adjustments, depreciation and amortization expense as a percentage of revenues for both 2007 and 2006 are comparable.
Interest Expense
     Our interest expense decreased $6.3 million to $94.5 million during 2007, as compared to $100.8 million during 2006. This decrease is primarily the result of decreases in our outstanding debt balances and lower interest rates under our 3 1/2% Notes as compared to our Senior Secured Credit Facilities. In May 2007, we issued a total of $575.0 million of our 3 1/2% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Senior Secured Credit Facilities. Our weighted-average monthly interest-bearing debt balance decreased from $1,642.7 million during 2006 to $1,577.1 million during 2007. For a further discussion of our long-term debt, see “Liquidity and Capital Resources–Debt.”
Minority Interests in Earnings of Consolidated Entities
     Minority interests in earnings of consolidated entities were $1.7 million during 2007. Minority interests in earnings of consolidated represents the allocable portion of income or loss of our less than 100% owned entities that we control to which the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own.

Provision for Income Taxes
     Our provision for income taxes was $85.8 million or 3.3% of revenues during 2007, as compared to $93.2 million or 4.0% of revenues during 2006. Our provision for income taxes decreased during 2007 as compared to 2006, primarily as a result of lower income from continuing operations. The decrease in income from continuing operations plus increases in our deferred tax valuation allowance for 2007 resulted in a higher effective tax rate as compared to 2006.
Discontinued Operations
     A summary of our operating results of our discontinued operations for the years ended December 31, 2006, 2007 and 2008 were as follows (in millions, except for per share amounts):

	2006	2007	2008
Revenues	$212.0	$120.6	$53.0

Loss from discontinued operations	$(2.9)	$(8.6)	$(6.3)
Impairment charge	–	(16.5)	(17.1)
Gain (loss) on sale of hospitals	4.2	(0.6)	(0.3)

Income (loss) from discontinued operations	$1.3	$(25.7)	$(23.7)

Diluted earnings (loss) per share from discontinued operations	$0.03	$(0.44)	$(0.44)

     From time to time, we evaluate our facilities and may sell assets which we believe may no longer fit with our long-term strategy for various reasons. Please refer to Note 3 to our consolidated financial statements included in this report for a discussion of facilities that we have sold or identified for disposal in recent years. Our results of operations, net of income taxes, of our previously sold facilities and those identified for disposal are reflected as discontinued operations.
     For the Year Ended December 31, 2008
     In September 2008, we committed to sell Opelousas and Starke. We are actively engaged in negotiations with respect to both facilities and currently anticipate selling both hospitals by no later than September 30, 2009. In connection with the identification of Opelousas and Starke for disposal, we recognized combined impairment charges of $19.4 million, net of income taxes, or $0.36 loss per diluted share during 2008. The impairment charges include the impairment of property and equipment as well as allocated goodwill.
     Effective April 1, 2008, we terminated the existing lease agreement for Colorado River Medical Center (“Colorado River”) and transferred substantially all of the operating assets and certain net working capital of the hospital to the Needles Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”). In connection with the termination of the lease agreement we recognized a favorable impairment adjustment of $2.3 million, net of income taxes, or $0.04 per diluted share during 2008. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge recognized during 2007 for certain net working capital components for which we anticipated receiving no consideration that were ultimately excluded from the assets transferred to the Needles Board of Trustees.
     For the year ended December 31, 2007
     In March 2007, we signed a letter of intent with the Needles Board of Trustees to transfer to them substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between us and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. In connection with the signing of the letter of intent in March 2007, we recognized an impairment charge of $8.7 million, net of income taxes, or $0.15 per diluted share during 2007. The impairment charge relates to goodwill impairment and the write-down of the property and equipment and certain net working capital that was originally to be transferred to the Needles Board of Trustees, for which we anticipated receiving no consideration.

     Effective July 1, 2007, we completed the sale of Coastal Carolina Medical Center to Tenet Healthcare Corporation (“Tenet”). In connection with the execution of the definitive agreement with Tenet, during 2007, we recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share. The impairment charges include the impairment of property and equipment, certain net working capital and intangibles as well as allocated goodwill.
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
     The following table presents summarized cash flow information for the years ended December 31 for the periods indicated (in millions):

	2006	2007	2008
Net cash flows provided by continuing operations	$257.8	$241.4	$346.6
Less: Purchase of property and equipment	(194.0)	(158.4)	(157.6)

Free operating cash flow	63.8	83.0	189.0

Acquisitions, net of cash acquired	(281.3)	–	(21.8)
Proceeds from sale of hospitals	69.0	107.4	–
Proceeds from borrowings	260.0	615.0	10.4
Payments on borrowings	(110.0)	(765.9)	(10.1)
Proceeds from exercise of stock options	0.6	12.7	3.6
Proceeds for the completion of a new hospital	–	14.7	–
Payment of debt issue costs	(1.0)	(14.2)	–
Repurchase of common stock	–	(29.0)	(118.3)
Other	(1.9)	1.2	(11.9)
Cash flows from operations (used in) provided by discontinued operations	(11.9)	21.7	(12.5)
Cash flows from investing activities used in discontinued operations	(5.5)	(5.7)	(5.8)

Net (decrease) increase in cash and cash equivalents	$(18.2)	$40.9	$22.6

     The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for purchase of property and equipment. Our cash flows provided by continuing operating activities during 2008 were positively impacted by an increase in our income from continuing operations as compared to 2007 and by a $57.0 million combined decrease in interest and income tax payments during 2008 as compared to 2007. In addition, we have experienced an increase in both up-front cash collections and collections related to insured receivables during 2008, as compared to 2007.
     Our cash flows provided by continuing operations during 2007, as compared to 2006, were negatively impacted by $16.4 million lower income from continuing operations and the timing related to income tax payments. Cash paid for income taxes during 2007 was $103.2 million compared to $75.8 million during 2006.
     We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and a measure of our ability to repay and incur additional debt. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our consolidated financial statements included elsewhere in this report.

Capital Expenditures
     Our management believes that capital expenditures in key areas at our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities.
     The following table reflects our capital expenditures for the years indicated (dollars in millions):

	2006	2007	2008
Capital projects	$118.7	$112.1	$102.3
Routine	59.3	42.3	51.5
Information systems	16.0	4.0	3.8

	$194.0	$158.4	$157.6

Depreciation expense (excluding 2006 and 2007 purchase price allocation adjustments of $13.5 million and $3.2 million, respectively)	$117.2	$124.0	$130.9

Ratio of capital expenditures to depreciation expense	166%	128%	120%

     We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care.
Debt
     An analysis and roll-forward of our long-term debt during 2008 is as follows (in millions):

	December 31,	Proceeds from	Payments of		December 31,
	2007	Borrowings	Borrowings	Other (a)	2008
Senior Secured Credit Facilities:
Term B Loans	$706.0	$0.4	$—	$—	$706.4
Revolving Loans	—	10.0	(10.0)	—	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
Province 4 1/4% Convertible Subordinated Notes	0.1	—	(0.1)	—	—
3 1/4% Debentures	225.0	—	—	—	225.0
3 1/2% Notes	575.0	—	—	—	575.0
Capital leases	5.0	3.4	(5.0)	0.8	4.2

	$1,517.2	$13.8	$(15.1)	$0.8	$1,516.7

(a)	Represents the assumption of capital leases obligations in connection with certain acquisitions completed during the year ended December 31, 2008.

     We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	December 31,	Increase
	2007	2008	(Decrease)
Current portion of long-term debt	$0.5	$1.1	$0.6
Long-term debt	1,516.7	1,515.6	(1.1)

Total debt	1,517.2	1,516.7	(0.5)
Total stockholders’ equity	1,544.2	1,578.6	34.4

Total capitalization	$3,061.4	$3,095.3	$33.9

Total debt to total capitalization	49.6%	49.0%	(60bps )

Percentage of:
Fixed rate debt		53.5%	53.4%
Variable rate debt (a)		46.5%	46.6

		100.0%	100.0%

Percentage of:
Senior debt		46.9%	46.8%
Subordinated debt		53.1	53.2

		100.0%	100.0%

(a)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.5% to zero as of December 31, 2007 and from 46.6% to 7.0% as of December 31, 2008. Please refer to the “Capital Resources-Interest Rate Swap” section below for a discussion of our interest rate swap agreement.
Capital Resources
Senior Secured Credit Facilities
Terms
     Our credit agreement with Citicorp North America, Inc. (“CITI”), administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, provides for secured term A loans up to $250.0 million (the “Term A Loans”) , term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four equal installments totaling $706.4 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.
Letters of Credit and Availability
     As of December 31, 2008, we had $38.4 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $411.6 million as of December 31, 2008, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of December 31, 2008, all of which is available under the additional tranches.

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
     As of December 31, 2008, the applicable annual interest rate under the Term B Loans was 3.82%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 2.19% at December 31, 2008. The weighted-average applicable annual interest rate for the year ended December 31, 2008 under the Term B Loans was 4.85%.
Covenants
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.25:1.00 for the periods ending on March 31, 2008 through December 31, 2008; 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009; and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2008
Minimum Interest Coverage Ratio	≥ 3.50:1.00	5.88
Maximum Total Leverage Ratio	≤ 4.25:1.00	3.14
Capital Expenditure Ratio	≤ 10.0%	5.8%
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.
     Our Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in the our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.
3 1/2% Convertible Senior Subordinated Notes due May 15, 2014
     Our 3 1/2% Notes bear interest at the rate of 3 1/2% per year, payable semi-annually on May 15 and November 15. The 3 1/2% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3 1/2% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3 1/2% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

     Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3 1/2% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness we may incur in the future. If we do not make any payments we are obligated to make under the terms of the 3 1/2% Notes, holders may declare an event of default.
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
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     Our 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15. The 3 1/4% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3 1/4% Debentures is below a specified threshold; (3) if the 3 1/4% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3 1/4% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3 1/4% Debentures will not be convertible, and holders of the 3 1/4% Debentures will not be able to declare an event of default under the 3 1/4% Debentures.
     The initial conversion rate for the 3 1/4% Debentures is 16.3345 shares of our common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock.
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
Interest Rate Swap
     Our interest rate swap agreement with Citibank, N.A. (“Citibank) as counterparty requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount.

Notional Amount
Date Range	(In millions)
November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0
     We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheet at its fair value. The fair value of our interest rate swap agreement is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 under SFAS No. 157.
     The fair value of our interest rate swap at December 31, 2007 and 2008 reflects a liability of approximately $31.0 million and $45.0 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets included elsewhere in this report.
     We do not hold or issue derivative financial instruments for trading purposes. We assess the effectiveness of this cash flow hedge instrument on a quarterly basis. We completed an assessment of the cash flow hedge instrument at December 31, 2006, and determined the hedge to be highly effective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We completed our quarterly assessments during the years ended December 31, 2007 and 2008, and determined its cash flow hedge was partially ineffective. Because the notional amount of the interest rate swap in effect at certain of the quarterly assessment intervals exceeded our outstanding borrowings under our variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. We recognized an increase in interest expense of approximately $0.5 million and $0.6 million related to the ineffective portion of our cash flow hedge during the years ended December 31, 2007 and 2008, respectively. The interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2009 to be consistent with expenditures occurred in 2008. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2008, we had projects under construction with an estimated additional cost to complete and equip of approximately $169.8 million. See Note 10 to our consolidated financial statements included elsewhere in this report for a discussion of required capital expenditures for certain facilities. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.
     We anticipate working on maturity date extensions on our Term A Loans and Revolving Loans during 2009.

     Our business strategy contemplates the selective acquisition of additional hospitals and other healthcare service providers, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.
     We believe that cash generated from our operations and borrowings available under our credit arrangements will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.
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
     The following table summarizes our significant contractual obligations as of December 31, 2008 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt obligations(a)	$1,861.2	$74.8	$653.5	$240.3	$892.6
Capital lease obligations	4.7	1.3	2.1	1.3	—
Operating lease obligations(b)	46.5	13.5	15.4	8.3	9.3
Other long-term liabilities(c)	106.5	23.4	45.2	21.2	16.7
Purchase obligations(d)	443.5	124.9	117.3	73.3	128.0

	$2,462.4	$237.9	$833.5	$344.4	$1,046.6

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. These obligations are explained further in Note 7 to our consolidated financial statements included elsewhere in this report. We used the 3.82% effective interest rate at December 31, 2008 for our $706.4 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of December 31, 2008 of 2.19% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3 1/4% Debentures may require us to purchase for cash some or all of the 3 1/4% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3 1/4% Debentures would be outstanding during the entire term, which ends on August 15, 2025.

(b)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 10 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.

(c)	Our professional and general liability claims and other liabilities balance was $146.2 million and our long-term income tax liability balance was $59.4 million in our consolidated balance sheet as of December 31, 2008. The professional and general liability and other liabilities balance reflected a $71.7 million long-term portion of our reserve for professional and general liability claims, an interest rate swap liability balance of $45.0 million, a $13.9 million deferred income liability, an $8.8 million long-term portion of our reserve for workers’ compensation claims and $6.8 million related to other liabilities. Additionally, we have included the current portion of our professional and general liability claims reserve of $15.5 million and the current portion of our reserve for workers’ compensation claims of $7.1 million. The long-term income tax liability is a result of our adoption of FIN 48 effective January 1, 2007. We excluded the $59.4 million long-term income tax liability and the $6.8 million of other liabilities because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. We excluded both the $13.9 million deferred income liability and the $45.0 million interest rate swap liability as they are non-cash liabilities. Please refer to “Critical Accounting Estimates — Professional and General Liability Claims” in this report for more information on our reserve for professional and general liability claims.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2008 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2009	2010-2011	2012-2013	After 2013
HCA-IT services(e)	$245.5	$25.2	$49.2	$52.4	$118.7
Capital expenditure obligations(f)	24.4	23.2	1.2	—	—
Physician commitments(g)	22.1	22.1	–	–	–
GEMS obligations(h)	93.8	26.8	53.6	13.4	—
Other purchase obligations(i)	57.7	27.6	13.3	7.5	9.3

	$443.5	$124.9	$117.3	$73.3	$128.0

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals as of October 1, 2008 with an annual fee increase that is capped by the consumer price index increase. We used a 5.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $169.8 million as of December 31, 2008. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.

(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $22.2 million at December 31, 2008 and depends upon the cash collections of a physician’s private practice during the guarantee period.

(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on June 30, 2012.

(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2008.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $38.4 million as of December 31, 2008, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Additionally, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Furthermore, this standard requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings for both acquisitions occurring prior and subsequent to the effective date of this standard. SFAS No. 141(R) is effective for us on January 1, 2009. Earlier adoption was prohibited. The adoption of SFAS No. 141(R), prospectively, may have a material effect on our results of operations and financial position, to the extent that we have material acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees.
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
     SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of earnings per share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for us on January 1, 2009. Earlier adoption was prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material effect on our results of operations, cash flows or financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application was encouraged, as were comparative disclosures for earlier periods, but neither was required. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations, cash flows or financial position.

     On May 9, 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of certain convertible debt instruments must separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. FSP APB 14-1 requires retrospective application to all periods presented in the annual financial statements for the period of adoption and where applicable instruments were outstanding during an earlier period. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. We estimate that this new accounting standard will increase our interest expense by $21.1 million and adversely affect our diluted earnings per share by approximately $0.24 per share during 2009.
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
     Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and with our independent registered public accounting firm, and they both have reviewed the disclosure presented below relating to our critical accounting estimates. Our critical accounting estimates include the following areas:
•	Revenue recognition/Allowance for contractual discounts;

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Goodwill impairment analysis;

•	Professional and general liability claims;

•	Accounting for stock-based compensation; and

•	Accounting for income taxes.
     The following discussion of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 1 of our consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and our financial condition.

     The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:
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
     Approximately 84.1%, 85.0% and 85.2% of our revenues during the years ended December 31, 2006, 2007 and 2008, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of total revenues):

	2006	2007	2008
Medicare	34.8%	32.6%	31.2%
Medicaid	10.1	9.7	9.5
HMOs, PPOs and other private insurers	39.2	42.7	44.5
     Revenues are recorded at estimated net amounts due from patients, third-party payors and others for healthcare services provided. For certain payors, such as Medicare, Medicaid, as well as some managed care payors with which we have contractual arrangements, the contractual allowances are calculated by computerized logging systems based on defined payment terms. For other payors, the contractual allowances are determined based on historical data by insurance plan. All contractual adjustments, regardless of type of payor or method of calculation, are reviewed and compared to actual experience.
     We monitor our processes for calculating contractual allowances through:
•	review of payment discrepancy reports for logged payors;

•	analysis of historical contractual allowance trends based on actual claims paid by HMOs, PPOs and other private insurers;

•	review of contractual allowance information reflecting current contract terms;

•	consideration and analysis of changes in charge rates and payor mix reimbursement levels; and

•	other issues that may impact contractual allowances.
     Medicare and Medicaid
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
     Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $12.6 million, $8.0 million and $7.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates of contractual discounts we record could change by material amounts. A significant increase in our estimate of contractual discounts for Medicare and Medicaid would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

     HMOs, PPOs and Other Private Insurers
     Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers (collectively “managed care plans”) are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our financial statements based on payor specific identification and payor specific factors for rate increases and denials. For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled.
     If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2008 were changed by 1%, our after-tax income from continuing operations would change by approximately $6.5 million, or diluted earnings per share of $0.12. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.
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
     Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2007 and 2008 was $376.3 million and $374.4 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2006, 2007 and 2008, was $250.0 million, $307.0 million and $313.2 million, respectively.
     The largest component of our allowance for doubtful accounts relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts or self-pay accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.
     The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2008
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$350.8	87.7%	$110.3	24.9%	$461.1	54.7%
91 to 150 days	24.8	6.2	69.5	15.7	94.3	11.2
151 to 360 days	19.1	4.8	180.3	40.6	199.4	23.6
Over 361	5.1	1.3	83.7	18.8	88.8	10.5

	$399.8	100.0%	$443.8	100.0%	$843.6	100.0%

	December 31, 2007
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$355.1	86.5%	$106.9	23.9%	$462.0	53.8%
91 to 150 days	29.5	7.2	67.0	15.0	96.5	11.2
151 to 360 days	22.5	5.5	213.4	47.6	235.9	27.5
Over 361	3.6	0.8	60.7	13.5	64.3	7.5

	$410.7	100.0%	$448.0	100.0%	$858.7	100.0%

     We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with EMTALA.
     In general, we perform the following steps in collecting accounts receivable:
•	if possible, cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided;

•	billing and follow-up with third party payors;

•	collection calls;

•	utilization of collection agencies; and

•	if collection efforts are unsuccessful, write-off of the accounts.
     Our policy is to write-off accounts after all collection efforts have failed, which is generally one year after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improve performance results. The selection of collection agencies and the timing of referral of an account to a collection agency vary among our hospitals.
     We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance. Specifically, we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables and historic payment patterns. In addition, we analyze other factors such as revenue days in accounts receivable and we review admissions and charges by physicians, primarily focusing on recently recruited physicians.
     The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2008, our after-tax income from continuing operations would change by approximately $0.8 million, or diluted earnings per share of $0.02, and our net accounts receivable would change by $1.3 million at December 31, 2008. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis
     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2007 and 2008 was $1,512.0 and $1,516.5 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.
     Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. Our business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, our estimate of fair value are based on a combination of the income approach, which estimates the fair value of us based on our future discounted cash flows, and the market approach, which estimates the fair value of us based on comparable market prices. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.
     If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2006 and 2007, we performed our annual impairment tests as of October 1, 2006 and 2007, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of recent economic events and the decline in our stock price, we performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. We determined that no goodwill impairment charge was required as a result of either analysis and will continue to monitor the relationship of our fair value to its book value as economic events and changes to its stock price occur. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.
Professional and General Liability Claims
     We are subject to potential medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintain insurance for individual malpractice claims exceeding a self-insured retention amount. For 2006 through 2008, our self-insured retention levels ranged from $15.0 million to $25.0 million, with the exception of certain facilities we operate in states having state specific medical malpractice programs. Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self- insured retention levels.
     Our reserve for professional and general liability claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. Our expense for professional and general liability coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability.

     During 2008, we modified our quarterly process for estimating our reserve for professional and general liability claims by reducing the number of actuarial calculations upon which the reserve is determined from the average of two calculations to one. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our professional and general liability claims reserves to their present value using a discount rate of 5% at December 31, 2007 and 4% at December 31, 2008. As a result of this decrease in discount rate, our 2008 professional and general liability claims expense increased by approximately $2.4 million, which decreased our net income by approximately $1.5 million and decreased our diluted earnings per share by $0.03. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the professional and general liability claims are incurred and projected to be paid.
     The following table provides information regarding our reserve for professional and general liability claims at December 31, 2007 and 2008 (in millions):

	December 31, 2007	December 31, 2008
Undiscounted	$77.6	$97.1
Discounted (as reported)	$69.4	$87.2
     The following table presents the changes in our professional and general liability claims reserve for the years ended December 31, 2006, 2007 and 2008 (in millions):

	2006	2007	2008
Reserve at the beginning of the period	$55.8	$62.4	$69.4
Increase for the provision of current year claims, including discontinued operations	29.3	26.0	29.5
Increase (decrease) for the provision of prior year claims, including discontinued operations	(11.8)	1.2	7.8
Payments related to current year claims	(0.4)	(2.2)	(1.2)
Payments related to prior year claims	(10.5)	(18.0)	(20.7)
Provision for the change in discount rate	—	—	2.4

Reserve at the end of the period	$62.4	$69.4	$87.2

     As of December 31, 2007 and 2008, approximately 1.5% of our professional and general liability claims reserves represent reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a professional and general liability claim ranges from 2 to 4 weeks.
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
     Our estimate of professional and general liability claim reserves are based upon actuarial calculations that are completed quarterly and are significantly influenced by key assumptions and other factors. These factors include, but are not limited to: historical paid claims; trending of loss development factors; trends in the frequency and severity of claims, which can differ significantly by jurisdiction as a result of the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance and actuarial determined statistical confidence levels. Given the number of assumptions and characteristics of each assumption considered in establishing the reserves for professional and general liability claims, it is difficult to compute the individual financial impact of each assumption or groups of assumptions. Some of the assumptions are dependent upon the quantitative measurement of other assumptions, and therefore are not accurately evaluated in isolation. For example, a change in the frequency of claims assumption is also affected by the estimated severity of these claims resulting in an inability to properly isolate and quantify the impact of a change in this assumption.
     Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more. Our professional and general liability claim reserves are comprised of estimated indemnity and expense payments related to reported events and incurred but not reported events as of the end of the period. We have the ability to reliably determine the amount and timing of payments based on sufficient history of our claims development, the use of external actuarial expertise and our rigorous review process. Actuarial payment patterns are based on our individual hospital historical data both prior to and after our inception in 1999. The processes, performed by both external actuaries and our management, enable us to reliably determine the amount of our ultimate losses as well as the timing of the loss settlements such that discounting of the professional and general liability claims reserve is appropriate. Given the number of factors considered in establishing the reserves for professional and general liability claims, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item.
     Ultimately, from an actuarial standpoint, the sensitivity in the estimates of professional and general liability claim reserves is reflected in the various actuarial confidence levels. Our best estimate of our professional and general liability claim reserves utilizes a statistical confidence level that is 50%. Higher statistical confidence levels, while not representative of our best estimate, reflect reasonably likely outcomes upon the ultimate resolution of related claims. Using a higher statistical confidence level would increase the estimated professional and general liability claims reserve. Changes in our estimates of professional and general liability claims reserves are non-cash charges and accordingly, do not impact our liquidity or capital resources. The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2007 reserve:
As reported	$69.4
With 70% Confidence Level	$79.1
With 80% Confidence Level	$84.1
With 90% Confidence Level	$98.6

December 31, 2008 reserve:
As reported	$87.2
With 70% Confidence Level	$88.4
With 80% Confidence Level	$93.9
With 90% Confidence Level	$110.2
     Favorable trending in our development factors (actuarial value of our accuracy in predicting ultimate losses) and favorable underlying loss experience within the industry were key factors that resulted in reductions to our prior year reserve levels of professional and general liability claims during 2006. We became independent and publicly traded on May 11, 1999 when HCA Inc. distributed all outstanding shares of our stock to our stockholders. We were indemnified by HCA for losses related to insured risks prior to May 11, 1999. During the early period of our spin-off from HCA, we established initial professional and general liability claims reserves based on our limited operating experience as a stand-alone company. As our professional and general liability claims reserves matured and consistency in the loss development factors occurred, actuarial results required reductions to our prior year reserve levels of professional and general liability claims for 2006. State medical malpractice tort law reform legislation also contributed to the improving loss experience throughout the professional and general liability insurance industry during this time period. This reform favorably affected both the frequency and severity of claims paid throughout the industry.
     Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly completed actuarial calculations resulted in changes to our reserve levels of professional and general liability claims for prior years. As a result, this reduced our related professional and general liability insurance expense (continuing operations) by $11.1 million for 2006. For 2007 and 2008, this increased our related professional and general liability insurance expense (continuing operations) by $0.7 million and $4.8 million, respectively. Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.
Accounting for Stock-Based Compensation
     We issue stock options and other stock-based awards (nonvested stock, restricted stock and deferred stock units) to key employees and directors under our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). In accordance with SFAS No. 123(R), we recognize compensation expense based on the estimated grant date fair value of each stock-based award. Our stock-based compensation from continuing operations, included in our consolidated results of operations, was $13.1 million, $18.7 million and $23.4 million for 2006, 2007 and 2008, respectively.
     The fair value of other stock-based awards (nonvested stock and restricted stock units) are determined based on the closing price of our common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods ranging from six months to five years.
     We estimate the fair value of stock options granted using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. We use the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as clarified by the SEC focus on the matter in SAB No. 107. Given our reasonably large pool of unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

     The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during 2006, 2007 and 2008:

	2006	2007	2008
Expected volatility	32.8%	27.2%	31.9%
Risk free interest rate (range)	4.38% - 5.21%	3.34% - 5.21%	0.09% - 3.89%
Expected dividends	—	—	—
Average expected term (years)	5.4	4.7	5.3
Fair value per share of stock options granted	$11.15	$10.24	$8.14
     Population Stratification
     Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB No. 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. Prior to January 1, 2008, we stratified our employee population into two groups: (i) “Insiders,” who were the Section 16 filers under SEC rules; and (ii) “Non-insiders,” who were the rest of the employee population. Effective January 1, 2008, we determined that a single employee population group was more appropriate. We derived our two group stratification prior to January 1, 2008 and post January 1, 2008 single employee grouping based on an analysis of our historical exercise patterns.
     Expected Volatility
     Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB No. 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. We estimate the volatility of our common stock at the date of grant based on both historical volatility and implied volatility from traded options of our common stock, consistent with SFAS No. 123(R) and SAB No. 107.
     Risk-Free Interest Rate
     Lattice models require risk-free interest rates for all potential times of exercise obtained by using a grant-date yield curve. A lattice model would, therefore, require the yield curve for the entire time period during which employees might exercise their options. We base the risk-free rate on the implied yield in effect at the time of option grant on United States Treasury zero-coupon issues with equivalent remaining terms.
     Expected Dividends
     We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.
     Pre-Vesting Forfeitures
     Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires us to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.

     During 2007, we changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.
     Additionally, during 2007, we performed an analysis of our initial pre-vesting forfeiture rate percentage and increased our initial pre-vesting forfeiture rate ranging from 3.0% to 7.5%, up to an initial pre-vesting forfeiture rate of 12.5%. The increase in our initial pre-vesting forfeiture rate reflects the recent forfeiture trends that we experienced and expectations of future forfeitures. As previously discussed, we utilize the dynamic forfeiture rate methodology, this rate is updated and is reduced accordingly as time lapses until it ultimately reaches zero on the vesting date, contingent upon the continued employment of the grantee.
     Post-Vesting Cancellations
     Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. We use historical data to estimate post-vesting cancellations.
     Expected Term
     SFAS No. 123(R) calls for an extinguishment calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from post-vesting cancellation or expiration at the contractual term. Expected term is an output in lattice models so we do not have to determine this amount.
     The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for 2008 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.3 million, or $0.01 per diluted share.
Accounting for Income Taxes
     Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $206.9 million and $207.8 million as of December 31, 2007 and 2008, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $39.4 million and $46.5 million as of December 31, 2007 and 2008, respectively.
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
     In assessing tax contingencies, we apply the provisions of FIN 48, which we adopted on January 1, 2007. We apply the recognition threshold and measurement of a tax position taken or expected to be taken in a tax return and follow the guidance on various matters such as derecognition, interest, penalties and disclosure. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense.
     During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.
     Our deferred tax assets exceeded our deferred tax liabilities by $46.8 million as of December 31, 2008, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.
     However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those state’s tax purposes. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $46.5 million at December 31, 2008.
     The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2008, we would incur $7.6 million of additional tax payments for 2008 plus applicable penalties and interest.
Segment Reporting
     We have six operating divisions as of December 31, 2008. Each of these six operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these six operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and SFAS No. 142.
     We have determined that our six operating divisions comprise one segment because of their similar economic characteristics in accordance with paragraph 17 of SFAS No. 131 for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of our six operating divisions;

•	the healthcare services provided by each of our operating divisions are generally the same;

•	the healthcare services provided by each of our operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians, and others employed or contracted at each of our hospitals; and

•	the healthcare regulatory environment is generally similar for each of our six operating divisions.

     Additionally, as discussed in Emerging Issues Task Force (“EITF”) Topic D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142” (“EITF D-101”), we determined that our six operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:
•	the way we manage our operations and extent to which our acquired facilities are integrated into our existing operations as a single reporting unit;

•	our goodwill is recoverable from the collective operations of our six operating divisions and not individually from one single operating division;

•	our operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and

•	because of the collective size of its six operating divisions, each division benefits from its participation in a group purchasing organization.
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
     The following discussion relates to our exposure to market risk based on changes in interest rates:
     Outstanding Debt
     We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $600.0 million at December 31, 2008 and at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.
     As of December 31, 2008, we had outstanding debt of $1,516.7 million, 46.6%, or $706.4 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.6% to 7.0% as of December 31, 2008.
     Our Term B Loans, 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2007 and 2008. The carrying amount and fair value of these instruments as of December 31, 2007 and 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	2007	2008	2007	2008
Term B Loans	$706.0	$706.4	$670.7	$586.3
3 1/2% Notes	575.0	575.0	513.2	387.3
3 1/4% Debentures	225.0	225.0	194.1	162.0
     The fair values of our Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at December 31, 2007 and 2008.
  Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2008. As a result, the interest rate market risk implicit in these investments at December 31, 2008, if any, is low.

Item 8.	Financial Statements and Supplementary Data.
     Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     We did not experience a change in or disagreement with our accountants during the year ended December 31, 2008.

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers
     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2009 annual meeting of stockholders.
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
Directors
     Information with respect to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2009 annual meeting of stockholders.
Compliance with Section 16(a) of the Exchange Act
     Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2009 annual meeting of stockholders.
Stockholder Nominees
     Information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Board of Directors and Committees — Director Nomination Process” included in our proxy statement relating to our 2009 annual meeting of stockholders.
Audit and Compliance Committee
     Information with respect to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2009 annual meeting of stockholders.

Item 11.	Executive Compensation.
     This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers — Change in Control Arrangements” and “Compensation of Executive Officers — Executive Severance and Restrictive Covenant Agreement with Mr. Carpenter” included in our proxy statement relating to our 2009 annual meeting of stockholders.
     Information concerning our equity compensation plans are included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     This information is incorporated by reference to the information contained under the captions “Corporate Governance — Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” included in our proxy statement relating to our 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.
     This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2009 annual meeting of stockholders.

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
     (3) Exhibits:

Exhibit
Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).

3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	—	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.4	—	Rights Agreement, dated as of April 15, 2005, by and between LifePoint Hospitals, Inc. and National City Bank, as Rights Agent (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on April 15, 2005, File No. 333-124093).

4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

Exhibit
Number		Description of Exhibits
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).

4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).

4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.

4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).

4.11	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).

10.4	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).

10.5	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.6	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).*

10.7	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*

10.8	—	Second Amendment, dated December 10, 2008, to the to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (filed herewith).*

Exhibit
Number		Description of Exhibits
10.9	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).*

10.10	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed herewith).*

10.11	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 000-51251).*

10.12	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).*

10.13	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*

10.14	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).*

10.15	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).*

10.16	—	Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

10.17	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated December 10, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 10/16, 2008, File No. 000-51251).*

10.18	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).*

10.19	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251). *

10.20	—	Second Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (filed herewith).*

10.21	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

10.22	—	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*

10.25	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Current Report on Form 8-K dated April 15, 2005, File No. 000-29818).

Exhibit
Number		Description of Exhibits
10.26	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).

10.27	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

10.28	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).

10.29	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).

10.30	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).

10.31	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.32	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.33	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.34	—	Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.35	—	Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.36	—	Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.37	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (filed herewith).*

10.38	—	Agreement to Cooperate and General Release, entered into on May 4, 2007, by and between LifePoint Hospitals, CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).*

10.39	—	Retirement Agreement and General Release, dated August 21, 2008, by and between LifePoint CSGP, LLC and William M. Gracey . (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-51251).*

Exhibit
Number		Description of Exhibits
10.40	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).

10.41	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

12.1	—	Ratio of Earnings to Fixed Charges

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	- Management Compensation Plan or Arrangement

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
     The Company assessed its internal control system as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2008, its system of internal control over financial reporting was effective.
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

/s/ William F. Carpenter III	/s/ David M. Dill
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Brentwood, Tennessee February 18, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited LifePoint Hospitals Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of LifePoint Hospitals, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Nashville, Tennessee
February 18, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifePoint Hospitals, Inc.
We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

February 18, 2009
Nashville, Tennessee

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2008
(Dollars in millions, except per share amounts)

	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$53.1	$75.7
Accounts receivable, less allowances for doubtful accounts of $376.3 and $374.4 at December 31, 2007 and 2008, respectively	304.5	315.9
Inventories	67.1	69.6
Assets held for sale	37.0	21.6
Prepaid expenses	12.3	12.0
Income taxes receivable	27.9	19.9
Deferred tax assets	123.0	103.4
Other current assets	20.6	19.2

	645.5	637.3

Property and equipment:	70.4	71.1
Land	1,195.3	1,257.2
Buildings and improvements	659.6	737.9
Equipment Construction in progress (estimated cost to complete and equip after December 31, 2008 is $169.8)	32.6	39.7

	1,957.9	2,105.9
Accumulated depreciation	(574.9)	(689.9)

	1,383.0	1,416.0

Deferred loan costs, net	38.6	31.3
Intangible assets, net	52.4	68.8
Other	4.4	10.4
Goodwill	1,512.0	1,516.5

Total assets	$3,635.9	$3,680.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95.6	$92.3
Accrued salaries	66.0	73.2
Other current liabilities	109.8	94.5
Current maturities of long-term debt	0.5	1.1

	271.9	261.1

Long-term debt	1,516.7	1,515.6
Deferred income taxes	113.2	103.1
Professional and general liability claims and other liabilities	109.8	146.2
Long-term income tax liability	64.9	59.4

Minority interests in equity of consolidated entities	15.2	16.3

Total liabilities	2,091.7	2,101.7

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 58,101,477 and 58,787,009 shares issued at December 31, 2007 and 2008, respectively	0.6	0.6
Capital in excess of par value	1,084.9	1,116.3
Unearned ESOP compensation	(3.1)	—
Accumulated other comprehensive loss	(19.8)	(28.3)
Retained earnings	522.8	637.3
Common stock in treasury, at cost, 1,356,487 and 5,346,156 shares at December 31, 2007 and 2008, respectively	(41.2)	(147.3)

Total stockholders’ equity	1,544.2	1,578.6

Total liabilities and stockholders’ equity	$3,635.9	$3,680.3

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2007 and 2008
(In millions, except per share amounts)

	2006	2007	2008
Revenues	$2,336.5	$2,568.4	$2,700.8

Salaries and benefits	918.0	1,006.1	1,065.4
Supplies	326.1	352.2	372.6
Other operating expenses	397.4	464.0	499.8
Provision for doubtful accounts	250.0	307.0	313.2
Depreciation and amortization	105.4	129.4	132.1
Interest expense, net	100.8	94.5	88.0
Impairment loss	—	—	1.2

	2,097.7	2,353.2	2,472.3

Income from continuing operations before minority interests and income taxes	238.8	215.2	228.5
Minority interests in earnings of consolidated entities	1.4	1.7	2.2

Income from continuing operations before income taxes	237.4	213.5	226.3
Provision for income taxes	93.2	85.8	88.1

Income from continuing operations	144.2	127.7	138.2

Discontinued operations, net of income taxes:
Loss from discontinued operations	(2.9)	(8.6)	(6.3)
Impairment charge	—	(16.5)	(17.1)
Gain (loss) on sale of hospitals	4.2	(0.6)	(0.3)

Income (loss) from discontinued operations	1.3	(25.7)	(23.7)
Cumulative effect of change in accounting principle, net of income taxes	0.7	—	—

Net income	$146.2	$102.0	$114.5

Basic earnings (loss) per share:
Continuing operations	$2.59	$2.27	$2.63
Discontinued operations	0.03	(0.45)	(0.45)
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$2.63	$1.82	$2.18

Diluted earnings (loss) per share:
Continuing operations	$2.56	$2.23	$2.58
Discontinued operations	0.03	(0.44)	(0.44)
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$2.60	$1.79	$2.14

Weighted average shares and dilutive securities outstanding:
Basic	55.6	56.2	52.5

Diluted	56.3	57.2	53.5

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2007 and 2008
(In millions)

	2006	2007	2008
Cash flows from operating activities:
Net income	$146.2	$102.0	$114.5
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1.3)	25.7	23.7
Cumulative effect of change in accounting principle, net of income taxes	(0.7)	–	–
Stock-based compensation	13.1	18.7	23.4
ESOP expense (non-cash portion)	8.7	8.6	7.6
Depreciation and amortization	105.4	129.4	132.1
Amortization of physician minimum revenue guarantees	1.6	5.4	9.3
Amortization of deferred loan costs	5.3	6.7	7.3
Minority interests in earnings of consolidated entities	1.4	1.7	2.2
Deferred income taxes (benefit)	45.2	(14.9)	3.7
Reserve for professional and general liability claims, net	5.1	8.2	17.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(51.7)	(13.7)	(11.2)
Inventories and other current assets	(11.4)	(6.2)	(2.0)
Accounts payable and accrued expenses	21.7	(28.1)	(11.1)
Income taxes payable /receivable	(32.1)	(2.8)	26.2
Other	1.3	0.7	3.3

Net cash provided by operating activities-continuing operations	257.8	241.4	346.6
Net cash (used in) provided by operating activities-discontinued operations	(11.9)	21.7	(12.5)

Net cash provided by operating activities	245.9	263.1	334.1

Cash flows from investing activities:
Purchase of property and equipment	(194.0)	(158.4)	(157.6)
Acquisitions, net of cash acquired	(281.3)	–	(21.8)
Other	(0.5)	0.1	(5.9)

Net cash used in investing activities-continuing operations	(475.8)	(158.3)	(185.3)
Net cash provided by (used in) investing activities-discontinued operations	63.5	101.7	(5.8)

Net cash used in investing activities	(412.3)	(56.6)	(191.1)

Cash flows from financing activities:
Proceeds from borrowings	260.0	615.0	10.4
Payments of borrowings	(110.0)	(765.9)	(10.1)
Proceeds from exercise of stock options	0.6	12.7	3.6
Proceeds from employee stock purchase plans	3.0	1.3	0.8
Proceeds for the completion of a new hospital	–	14.7	–
Repurchase of common stock	–	(29.0)	(118.3)
Payment of debt issue costs	(1.0)	(14.2)	–
(Distributions to) proceeds from minority investors in joint ventures	(3.1)	0.4	(0.7)
Capital lease payments and other	(1.0)	(0.6)	(5.0)

Net cash provided by (used in) financing activities — continuing operations	148.5	(165.6)	(119.3)
Net cash used in financing activities-discontinued operations	(0.3)	–	(1.1)

Net cash provided by (used in) financing activities	148.2	(165.6)	(120.4)

Change in cash and cash equivalents	(18.2)	40.9	22.6
Cash and cash equivalents at beginning of year	30.4	12.2	53.1

Cash and cash equivalents at end of year	$12.2	$53.1	$75.7

Supplemental disclosure of cash flow information:
Interest payments	$107.2	$95.6	$82.6

Capitalized interest	$1.2	$1.7	$0.9

Income taxes paid, net	$75.8	$103.2	$59.2

LIFEPOINT HOSPITALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2007 and 2008
(In millions)

					Unearned	Accumulated
			Capital in	Unearned	Compensation	Other
	Common Stock		Excess of	ESOP	on Nonvested	Comprehensive	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Loss	Earnings	Stock	Total

Balance at December 31, 2005	57.1	$0.6	$1,053.1	$(9.7)	$(31.0)	$—	$274.8	$—	$1,287.8
Comprehensive income: Net income	—	—	—	—	—	—	146.2	—	146.2
Net change in fair value of interest rate swap, net of tax benefit of $5.1	—	—	—	—	—	(9.6)	—	—	(9.6)

Total comprehensive income									136.6

Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	(31.0)	—	31.0	—	—	—	—
Non-cash ESOP compensation earned	—	—	6.4	3.3	—	—	—	—	9.7
Exercise of stock options, including tax benefits and other	—	—	0.6	—	—	—	—	—	0.6
Stock activity in connection with employee stock purchase plans	—	—	3.0	—	—	—	—	—	3.0
Stock-based compensation	0.3	—	12.3	—	—	—	—	—	12.3

Balance at December 31, 2006	57.4	0.6	1,044.4	(6.4)	—	(9.6)	421.0	—	1,450.0
Comprehensive income: Net income	—	—	—	—	—	—	102.0	—	102.0
Net change in fair value of interest rate swap, net of tax benefit of $5.7	—	—	—	—	—	(10.2)	—	—	(10.2)

Total comprehensive income									91.8

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	—	(0.2)	—	(0.2)
Non-cash ESOP compensation earned	—	—	6.2	3.3	—	—	—	—	9.5
Exercise of stock options, including tax benefits and other	0.4	—	13.9	—	—	—	—	—	13.9
Stock activity in connection with employee stock purchase plans	—	—	1.6	—	—	—	—	—	1.6
Stock-based compensation	0.3	—	18.8	—	—	—	—	—	18.8
Repurchases of common stock, at cost	(1.4)	—	—	—	—	—	—	(41.2)	(41.2)

Balance at December 31, 2007	56.7	0.6	1,084.9	(3.1)	—	(19.8)	522.8	(41.2)	1,544.2
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	114.5	—	114.5
Net change in fair value of interest rate swap, net of tax benefit of $4.9	—	—	—	—	—	(8.5)	—	—	(8.5)

Total comprehensive income	—	—	—	—	—	—	—	—	106.0

Non-cash ESOP compensation earned	—	—	4.7	3.1	—	—	—	—	7.8
Exercise of stock options, including tax benefits and other	0.2	—	2.5	—	—	—	—	—	2.5
Stock activity in connection with employee stock purchase plan	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation	0.4	—	23.4	—	—	—	—	—	23.4
Repurchases of common stock, at cost	(3.9)	—	—	—	—	—	—	(106.1)	(106.1)

Balance at December 31, 2008	53.4	$0.6	$1,116.3	$—	$—	$(28.3)	$637.3	$(147.3)	$1,578.6

LIFEPOINT HOSPITALS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 1. Organization and Summary of Significant Accounting Policies
  Organization
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our,” or “us.” At December 31, 2008, on a consolidated basis, the Company’s subsidiaries owned or leased 48 hospitals, including two hospitals that are held for sale, and serving non-urban communities in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.
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
  Reclassifications
     None of the reclassifications mentioned below have an impact on the Company’s total assets, total liabilities, stockholders’ equity, net income or cash flows.
•   Certain prior year amounts have been reclassified to conform to current year presentation for discontinued operations.
•   Certain prior year statements of cash flow amounts have been reclassified to conform to the current year presentation for (distributions to) proceeds from minority investors in joint ventures. Previously, the Company classified (distributions to) proceeds from minority investors in joint ventures as an other investing activity. The Company has determined this type of activity is properly classified as a financing activity.
•   The Company has historically classified its total reserve for professional and general liability claims as a long-term liability on its consolidated balance sheet. In addition, the Company has historically classified its total reserve for workers’ compensation claims as a current liability on its consolidated balance sheet. During the year ended December 31, 2008, the Company concluded that a portion of its reserve for professional and general liability claims should be classified as a current liability and a portion of its reserve for workers’ compensation claims should be classified as a long-term liability. As a result of these reclassifications, the Company has revised the accompanying December 31, 2007 consolidated balance sheet to conform to the December 31, 2008 presentation.
      The following is a summary of the line items impacted by the revision of the December 31, 2007 consolidated balance sheet (in millions):

	As Previously Reported	Adjustments	Revised
Other current liabilities	$99.6	$10.2	$109.8
Total current liabilities	$261.7	$10.2	$271.9
Professional and general liability claims and other liabilities	$120.0	$(10.2)	$109.8
     For the Company’s consolidated balance sheet as of December 31, 2007, the Company increased both its deferred tax assets and long-term income tax liability by $9.4 million to report them gross of the federal income tax benefit. Previously, for the Company’s consolidated balance sheet as of December 31, 2007, the Company reported its deferred tax assets and long-term income tax liability net of the federal income tax benefit. The Company has determined that it is appropriate to report the deferred tax assets and long-term income tax liability on a gross basis.

  Discontinued Operations
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has presented the operating results, financial position and cash flows of Bartow Memorial Hospital (“Bartow”), Ashland Regional Medical Center (“Ashland”), Medical Center of Southern Indiana (“Southern Indiana”), Palo Verde Hospital (“Palo Verde”), Smith County Memorial Hospital (“Smith County”), St. Joseph’s Hospital (“St. Joseph’s”), Saint Francis Hospital (“Saint Francis”), Colorado River Medical Center (“Colorado River”), Coastal Carolina Medical Center (“Coastal”), Doctors’ Hospital of Opelousas (“Opelousas”) and Starke Memorial Hospital (“Starke”) as discontinued operations in the accompanying consolidated financial statements. The results of operations of these 11 hospitals have been reflected as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations and certain assets of these 11 hospitals are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheets, as further described in Note 3.
  General and Administrative Costs
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $77.2 million, $84.2 million and $89.6 million for the years ended December 31, 2006, 2007, and 2008, respectively.
  Fair Value of Financial Instruments
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) with respect to the valuation of its interest rate swap instrument, as described in detail within this note. The Company did not adopt the provisions of SFAS No. 157 with respect to nonfinancial assets pursuant to FSP FAS 157-2, “Effective Date of FASB Statement No. 157 “. SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, creating a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.
     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     Long—Term Debt. The Company’s term B loans under its credit agreement (the “Term B Loans”), 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (the “3 1/2% Notes”) and 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3 1/4% Debentures”) were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2007 and 2008. The carrying amount and fair value of these instruments as of December 31, 2007 and 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	2007	2008	2007	2008
Term B Loans	$706.0	$706.4	$670.7	$586.3
3 1/2% Notes	575.0	575.0	513.2	387.3
3 1/4% Debentures	225.0	225.0	194.1	162.0
     The fair values of the Company’s Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at December 31, 2007 and 2008. The Company’s long-term debt instruments are further discussed in Note 7.

     Interest Rate Swap. The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with SFAS No. 157 based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 under SFAS No. 157.
     The fair value of the Company’s interest rate swap at December 31, 2007 and 2008 reflects a liability of approximately $31.0 million and $45.0 million, respectively, and is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets. The Company’s interest rate swap is further described in Note 7.
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
     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its established billing rates. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s accompanying consolidated statements of operations.
     Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. For the years ended December 31, 2006, 2007 and 2008, the Company estimates that services provided under its charity/indigent care programs approximated $40.5 million, $50.5 million and $53.7 million, respectively, based on gross charges. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.
     Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $12.6 million, $8.0 million and $7.1 million, increases to net income of approximately $7.6 million, $4.8 million $4.4 million, and increases to diluted earnings per share of approximately $0.14, $0.08 and $0.08, for the years ended December 31, 2006, 2007, and 2008, respectively. The net estimated cost report settlements due to the Company as of December 31, 2007 and 2008 included in accounts receivable in the accompanying consolidated balance sheets were approximately $5.1 million and $6.2 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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
  Concentration of Revenues
     During the years ended December 31, 2006, 2007, and 2008, approximately 44.9%, 42.3% and 40.7%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.
     The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2006, 2007 and 2008:

	Hospitals	Percentage of
	in State as of	Total Revenues
State	December 31, 2008	2006	2007	2008
Kentucky	8	17.3%	17.0%	17.2%
Virginia	4	14.6	14.4	14.1
New Mexico	2	9.0	8.8	9.1
West Virginia	2	6.5	8.9	9.0
Tennessee	6	8.5	8.2	8.3
Alabama	5	8.0	7.4	7.5
Louisiana	5	7.3	7.4	7.2
Arizona	2	5.7	6.5	6.4
Texas	3	5.8	5.3	5.3
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

     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances	Additions	Accounts
	at	Charged to	Written Off,	Balances
	Beginning	Costs and	Net of	at End
	of Year	Expenses(a)	Recoveries	of Year
Year ended December 31, 2006	$251.4	$273.9	$(199.1)	$326.2
Year ended December 31, 2007	326.2	324.0	(273.9)	376.3
Year ended December 31, 2008	376.3	318.3	(320.2)	374.4

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.
  Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market and are composed of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.
  Long-Lived Assets
Property and Equipment
     Purchases of property and equipment are recorded at cost. Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Allocated interest on funds used to pay for the construction or purchase of major capital additions is included in the cost of each capital addition.
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

Years
Buildings and improvements (including those under capital leases)	10 - 40
Equipment	3 - 10
Equipment under capital leases	3 - 5
     Depreciation expense was $103.7 million, $127.2 million and $130.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.
     As of December 31, 2008, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31, 2007 and 2008 (in millions):

	2007	2008
Buildings and improvements	$198.3	$205.3
Equipment	34.6	37.6

	232.9	242.9
Accumulated amortization	(33.5)	(48.9)

	$199.4	$194.0

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $16.5 million and $17.1 million impairment charge, net of income tax benefits, in discontinued operations during the years ended December 31, 2007 and 2008, respectively, as further described in Note 3. Additionally, the Company incurred a $1.2 million pre-tax impairment loss in continuing operations during the year ended December 31, 2008. This impairment charge relates to the impairment of certain operating assets for which the Company considered its existing carrying amount exceeded the current estimated fair value of these assets.
Deferred Loan Costs
     The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.
Goodwill and Intangible Assets
     The Company accounts for its acquisitions in accordance with SFAS No. 141 using the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2006 and 2007, the Company performed its annual impairment tests as of October 1, 2006 and 2007, and did not incur an impairment charge.
     During the year ended December 31, 2008 as a result of recent economic events and a decline in the Company’s stock price, the Company performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. The Company determined that no goodwill impairment charge was required as a result of either analysis and will continue to monitor the relationship of its fair value to its book value as economic events and changes to its stock price occur.
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
  Income Taxes
     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. Income taxes are further described in Note 5.

  Point of Life Indemnity, Ltd.
     The Company operates a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which was approved by the Cayman Islands Monetary Authority and which operates as a wholly-owned subsidiary of the Company, issues malpractice insurance policies to certain of the Company’s employed physicians and voluntary attending physicians. When earned, fees charged to voluntary attending physicians are included in revenues in the accompanying consolidated statements of operations and approximated $1.3 million, $1.7 million and $0.4 million during the years ended December 31, 2006, 2007 and 2008, respectively. Fees charged to employed physicians are eliminated in consolidation. Reserves for the current estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for professional and general liability claims and other liabilities in the accompanying consolidated balance sheets as of December 31, 2007 and 2008, as discussed below.
  Professional and General Liability Claims
     Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding its self insured retention levels. These self insured retention levels ranged from $15.0 million to $25.0 million during the years ended December 31, 2006, 2007 and 2008, with the exception of certain facilities located in states having state-specific medical malpractice programs.
     During the year ended December 31, 2008, the Company modified its quarterly process for estimating its reserve for professional and general liability claims by reducing the number of actuarial calculations upon which the reserve is determined from the average of two calculations to one. The Company’s reserve calculations consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions, which are discounted to present value. During the year ended December 31, 2008 the Company reduced its discount rate from 5.0% to 4.0%. As a result, the Company’s professional and general liability insurance expense increased by approximately $2.4 million, which decreased the Company’s net income by approximately $1.5 million or $0.03 earnings per diluted share.
     The Company’s reserve for professional and general liability claims as of the balance sheet dates reflect the current estimate of all outstanding losses, including incurred but not reported losses. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s reserve for professional and general liability claims has both a current and long-term portion. The current portion is included in other current liabilities and the long-term portion is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets. The following table provides information regarding the classification of the Company’s reserve for professional and general liability claims at December 31, 2007 and 2008 (in millions):

	2007	2008
Current portion	$17.4	$15.5
Long-term portion	52.0	71.7

	$69.4	$87.2

     The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for professional and general liability claims for the years ended December 31, 2006, 2007 and 2008 was approximately $19.3 million, $29.1 million and $36.5 million, respectively.
     During the years ended December 31, 2006, 2007 and 2008, the results of the Company’s quarterly completed actuarial calculations resulted in changes to the Company’s reserve levels of professional and general liability claims for prior years. As a result, this decreased the Company’s professional and general liability insurance expense by approximately $11.1 million, which increased the Company’s net income by approximately $6.8 million, or $0.12 earnings per diluted share for the year ended December 31, 2006. For the years ended December 31, 2007 and 2008, this increased the Company’s professional and general liability insurance expense by approximately $0.7 million and $4.8 million, which reduced the Company’s net income by approximately $0.4 million and $3.0 million, or $0.01 and $0.06 earnings per diluted share, respectively.

  Workers’ Compensation Reserves
     Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding a range of $1.0 million to $2.0 million for the years ended December 31, 2006, 2007 and 2008 with the exception of the Company’s facilities located in West Virginia and Wyoming which participated in state-specific programs rather than the Company’s established program.
     The Company’s reserve for workers’ compensation is based upon one annual actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions, which are discounted to present value. During the year ended December 31, 2008, the Company reduced its discount rate from 5% to 4%. As a result, the Company’s workers’ compensation claims expense increased by approximately $0.6 million, which decreased the Company’s net income by approximately $0.4 million, or $0.01 earnings per diluted share. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses. The loss estimates included in the actuarial calculation may change based upon updated facts and circumstances. The Company’s reserve for workers’ compensation claims has both a current and long-term portion. The current portion is included in other current liabilities and the long-term portion is included in professional and general liability claims and other liabilities in the accompanying consolidated balance sheets. The following table provides information regarding the classification of the Company’s reserve for workers’ compensation claims at December 31, 2007 and 2008 (in millions):

	2007	2008
Current portion	$6.6	$7.1
Long-term portion	6.4	8.8

	$13.0	$15.9

     The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded for workers’ compensation claims for the years ended December 31, 2006, 2007 and 2008 was approximately $9.1 million, $11.6 million and $10.8 million, respectively.
  Self-Insured Medical Benefits
     The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon one actuarial calculation of the incurred but not reported lag period as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $14.3 million and $12.9 million at December 31, 2007 and 2008, respectively.
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
  Segment Reporting
     The Company has six operating divisions as of December 31, 2008. Each of these six operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these six operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and SFAS No. 142.

     The Company has determined that its six operating divisions comprise one segment because of their similar economic characteristics in accordance with paragraph 17 of SFAS No. 131 for the following reasons:
•	the treatment of patients in a hospital setting is the only material source of revenues for each of the Company’s six operating divisions;

•	the healthcare services provided by each of the Company’s operating divisions are generally the same;

•	the healthcare services provided by each of the Company’s operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;

•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab technicians, and others employed or contracted at each of the Company’s hospitals; and

•	the healthcare regulatory environment is generally similar for each of the Company’s six operating divisions.
     Additionally, as discussed in Emerging Issues Task Force (“EITF”) Topic D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142” the Company determined that its six operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:
•	the way the Company manages its operations and extent to which its acquired facilities are integrated into its existing operations as a single reporting unit;

•	the Company’s goodwill is recoverable from the collective operations of its six operating divisions and not individually from one single operating division;

•	its operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and

•	because of the collective size of its six operating divisions, each division benefits from its participation in a group purchasing organization.
  Stock-Based Compensation
     The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as described in Note 9. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). In accordance with SFAS No. 123(R), the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.
  Earnings (Loss) Per Share
     Earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares, adjusted for the shares issued to the Employee Stock Ownership Plan (“ESOP”). On December 31, 2008, as more fully discussed in Note 8, the ESOP concluded. As the ESOP shares were committed to be released, the shares became outstanding for EPS calculations. As of December 31, 2008, all of the ESOP shares were considered outstanding for EPS calculations. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, which is discussed further in Note 7 and Note 11. The computation of the Company’s basic and diluted EPS is set forth in Note 11.

  Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Additionally, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Furthermore, this standard requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings for both acquisitions occurring prior and subsequent to the effective date of this standard. SFAS No. 141(R) is effective on January 1, 2009 for the Company. Earlier adoption was prohibited. The adoption of SFAS No. 141(R), prospectively, may have a material effect on the Company’s results of operations and financial position, to the extent that the Company has material acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed, such as accounting, legal and other professional fees.
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
     SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, including a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 does not change ARB No. 51’s provisions related to consolidation purposes or consolidation policy, or the requirement that a parent consolidate all entities in which it has a controlling financial interest. SFAS No. 160 does, however, amend certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS No. 141(R) as well as to provide definitions for certain terms and to clarify some terminology. In addition to the amendments to ARB No. 51, SFAS No. 160 amends SFAS No. 128, “Earnings per Share,” so that the calculation of earnings per share amounts in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective on January 1, 2009 for the Company. Earlier adoption was prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet these objectives, SFAS No. 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy, (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application was encouraged, as were comparative disclosures for earlier periods, but neither was required. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

     On May 9, 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of certain convertible debt instruments must separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. FSP APB 14-1 requires retrospective application to all periods presented in the annual financial statements for the period of adoption and where applicable instruments were outstanding during an earlier period. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. The Company estimates that this new accounting standard will increase its interest expense by $21.1 million and adversely affect its diluted earnings per share by approximately $0.24 per share during the year ending December 31, 2009.
Note 2. Acquisitions
  Acquisitions — 2007 and 2008
     The Company did not complete any significant acquisitions during the year ended December 31, 2007 and completed miscellaneous ancillary service-line acquisitions totaling $21.8 million during the year ended December 31, 2008.
Acquisitions — 2006
Four Former HCA Hospitals
     Effective July 1, 2006, the Company completed its acquisition of four hospitals from HCA Inc. (“HCA”) for a purchase price of $239.0 million plus specific working capital and capital expenditures as set forth in the purchase agreement. The four hospitals that the Company acquired were Clinch Valley Medical Center, a 200-bed facility located in Richlands, Virginia; St. Joseph’s Hospital, a 325-bed facility located in Parkersburg, West Virginia; Saint Francis Hospital, a 155-bed facility located in Charleston, West Virginia; and Raleigh General Hospital, a 369-bed facility located in Beckley, West Virginia (collectively the “Four Former HCA Hospitals”). The Company borrowed $250.0 million under its Credit Agreement to pay for this acquisition.
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
     The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Inventories	$13.0
Prepaid expenses	1.6
Other current assets	0.8
Property and equipment	198.0
Intangible assets:
Certificates of need	4.3
Non-competition agreements	0.7
Goodwill	47.5

Total assets acquired, excluding cash	265.9

Accounts payable	0.2
Accrued salaries	5.6
Other current liabilities	2.4

Total liabilities assumed	8.2

Net assets acquired	$257.7

     The Company classified St. Joseph’s and Saint Francis as assets held for sale/discontinued operations, in accordance with the provisions of SFAS No. 144, effective as of the acquisition date of July 1, 2006. The Company sold Saint Francis effective January 1, 2007 and St. Joseph’s effective May 1, 2007, as further discussed in Note 3.
  Havasu Joint Venture
     Effective September 1, 2006, Havasu Surgery Center, Inc., (“HSC”), an Arizona corporation owned by physicians and other individuals transferred substantially all of its assets to Havasu Regional Medical Center, LLC, a newly-formed Delaware limited liability company (the “Havasu LLC”), in exchange for all of the Class A units in the Havasu LLC, plus cash. Also effective September 1, 2006, PHC-Lake Havasu, Inc., a wholly-owned subsidiary of the Company which operated Havasu Regional Medical Center (“HRMC”), contributed to the Havasu LLC substantially all of the assets used in the operation of HRMC (except for real estate and home health assets), plus cash, in exchange for all of the Class B units in the Havasu LLC (the “Class B Units”). The Class B Units represented an approximate 96% equity interest in the Havasu LLC. The Company accounted for the HSC transaction as an acquisition with a purchase price of approximately $27.0 million, which consisted of $18.9 million in cash and a non-cash $8.1 million capital contribution from the minority physician partners. Goodwill recognized in connection with the acquisition of the HSC totaled $8.9 million.
  Impact of Final Valuations of Fixed Assets
     In connection with the purchase price allocation of the Four Former HCA Hospitals , the Company recognized an increase in depreciation and amortization expense of approximately $3.2 million ($1.9 million, net of income taxes), or $0.03 per diluted share, during the year ended December 31, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than the Company originally anticipated in the preliminary purchase price allocations.
     In connection with the finalization of the purchase price allocations of the July 1, 2005 Danville Regional Medical Center acquisition and the April 15, 2005 Province Healthcare Company (“Province”) business combination (the “Province Business Combination”), the Company recognized a reduction in depreciation expense of approximately $13.5 million ($8.1 million, net of income taxes), or $0.14 per diluted share, during the year ended December 31, 2006. This decreased depreciation expense was the result of lower fair values of certain property and equipment than originally anticipated in the preliminary purchase price allocations.
Note 3. Discontinued Operations
  Facilities Identified as Discontinued Operations – 2008
     In September 2008, the Company’s management committed to sell Opelousas, a 171 bed facility located in Opelousas, Louisiana, and Starke, a 53 bed facility located in Knox, Indiana. The Company is actively engaged in negotiations with respect to both facilities. The Company has classified these two hospitals as held for sale in the accompanying consolidated balance sheets as of December 31, 2007 and 2008.
  Facilities Identified as Discontinued Operations – 2007
     In March 2007, the Company signed a letter of intent to transfer to a third party substantially all of the operating assets and net working capital of Colorado River. Effective April 1, 2008, the Company terminated its existing lease agreement as discussed in detail within this note.
     Effective July 1, 2007, the Company sold Coastal, a 41 bed facility located in Hardeeville, South Carolina, to Tenet Healthcare Corporation (“Tenet”) for approximately $35.0 million, plus working capital, as discussed in detail within this note.

     Effective May 1, 2007, the Company sold St. Joseph’s to Signature Hospital, LLC for approximately $68.5 million, plus working capital. Effective January 1, 2007, the Company sold Saint Francis to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital. Both St. Joseph’s and St. Francis were acquired in connection with the acquisition of the Four Former HCA Hospitals and immediately classified as discontinued operations as of the acquisition date of July 1, 2006 as further discussed in Note 2. There were no gains or losses recognized in connection with the disposal of these two facilities.
  Facilities Identified as Discontinued Operations – 2006
     Effective March 31, 2006, the Company sold Smith County, a 63 bed facility located in Carthage, Tennessee to Sumner Regional Health System for approximately $20.0 million, plus working capital and recognized a gain on the sale of approximately $3.8 million, net of income taxes, or $0.07 per diluted share, during the year ended December 31, 2006.
     Effective May 1, 2006, the Company sold Southern Indiana, a 96 bed facility located in Charlestown, Indiana, and Ashland, a 123 bed facility located in Ashland, Pennsylvania to Saint Catherine Healthcare for approximately $7.2 million, plus working capital and recognized a gain on the sale of approximately $0.4 million, net of income taxes, or $0.1 per diluted share, during the year ended December 31, 2006.
  Impact of Discontinued Operations
     The results of operations, net of income taxes, of the Company’s two held-for-sale facilities as of December 31, 2008, as well as its previously disposed facilities are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144.
     For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, interest expense was allocated to discontinued operations based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $7.1 million, $3.8 million and $1.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     The revenues, loss before income taxes and loss net of income taxes, excluding impairment charge and gain (loss) on sale of hospitals, of discontinued operations for the years ended December 31, 2006, 2007 and 2008 were as follows (in millions):

	2006	2007	2008
Revenues	$212.0	$120.6	$53.0
Loss before income taxes	$(3.1)	$(12.9)	$(12.2)
Loss net of income taxes	$(2.9)	$(8.6)	$(6.3)
     Changes in the Company’s assets held for sale for the year ended December 31, 2008 are as follows (in millions):

	Current	Property and
	Assets	Equipment	Total
Balance at December 31, 2007	$2.3	$34.7	$37.0
Impairment of Opelousas	(0.6)	(10.0)	(10.6)
Impairment of Starke	—	(4.4)	(4.4)
Other	(0.4)	—	(0.4)

Balance at December 31, 2008	$1.3	$20.3	$21.6

  Impairment Charges
     During the year ended December 31, 2008 the Company recognized total impairment charges, net of taxes of $17.1 million. These impairment charges included a $13.9 million charge for Opelousas and a $5.5 million charge for Starke. These charges were partially off set by a reversal of the previously recognized impairment charge of $2.3 million for Colorado River. During the year ended December 31, 2007 the Company recognized total impairment charges, net of taxes of $16.5 million. These impairment charges included an $8.7 million charge for Colorado River and a $7.8 million charge for Coastal. The Company allocated goodwill to each of these facilities based on the ratio of its estimated fair value to the estimated fair value of the Company.
     Impairment — Opelousas
     In connection with the Company’s commitment to sell Opelousas, the Company recognized an impairment charge of $13.9 million, net of income taxes, or $0.26 loss per diluted share, for the year ended December 31, 2008. The impairment charge includes the impairment of property and equipment, allocated goodwill, inventory and certain intangible assets.
     The following table sets forth the components of Opelousas’ impairment charge during the year ended December 31, 2008 (in millions):

Property and equipment	$10.0
Goodwill	8.7
Inventory	0.6
Intangible assets	0.5

19.8
Income tax benefit	(5.9)

$13.9

     Impairment — Starke
     In connection with the Company’s commitment to sell Starke, the Company recognized an impairment charge of $5.5 million, net of income taxes, or $0.10 loss per diluted share, for the year ended December 31, 2008. The impairment charge includes the impairment of property and equipment, allocated goodwill and certain intangible assets.
     The following table sets forth the components of Starke’s impairment charge during the year ended December 31, 2008 (in millions):

Property and equipment	$4.4
Goodwill	2.9
Intangible assets	0.3

7.6
Income tax benefit	(2.1)

$5.5

     Impairment — Colorado River
     In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Needles Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) to transfer to the Needles Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Needles Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income taxes, or $0.15 per diluted share for the year ended December 31, 2007. The impairment charge relates to goodwill impairment and the write-down of the property and equipment and certain net working capital that was originally to be transferred to the Needles Board of Trustees, for which the Company anticipated receiving no consideration. The Company recognized a favorable impairment adjustment of ($2.3) million, net of income taxes, or ($0.04) per diluted share for the year ended December 31, 2008. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.
     The following table sets forth the components of Colorado River’s impairment charge (adjustment) during the years ended December 31, 2007 and 2008 (in millions):

	2007	2008
Property and equipment	$4.9	$—
Net working capital	4.7	(3.6)
Goodwill	3.1	—

	12.7	(3.6)
Income tax (benefit) provision	(4.0)	1.3

	$8.7	$(2.3)

     Impairment — Coastal
     Effective July 1, 2007, the Company completed the sale of Coastal to Tenet. In connection with the execution of the definitive agreement with Tenet, during the year ended December 31, 2007, the Company recognized an impairment charge of $7.8 million, net of income taxes, or $0.14 loss per diluted share. The impairment charge includes the impairment of allocated goodwill and certain intangible assets.
     The following table sets forth the components of Coastal’s impairment charge during the year ended December 31, 2007 (in millions):

Goodwill	$7.2
Intangible assets	0.4

7.6
Income tax provision	0.2

$7.8

Note 4. Goodwill and Intangible Assets
     The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2008 (in millions):

Balance at December 31, 2006	$1,581.3
Impairment related to Colorado River	(3.1)
Sale of Coastal (including impairment of $7.2 million)	(14.1)
Consideration and purchase price adjustments for acquisitions	(52.1)

Balance at December 31, 2007	1,512.0
Impairment related to Starke	(2.9)
Impairment related to Opelousas	(8.7)
Consideration for acquisitions	16.1

Balance at December 31, 2008	$1,516.5

     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2007 and 2008 (in millions):

	2007	2008
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$44.0	$66.4
Accumulated amortization	(8.8)	(16.2)

Net total	35.2	50.2
Non-competition agreements
Gross carrying amount	17.3	20.2
Accumulated amortization	(7.0)	(8.1)

Net total	10.3	12.1
Total amortized intangible assets
Gross carrying amount	61.3	86.6
Accumulated amortization	(15.8)	(24.3)

Net total	45.5	62.3

Indefinite-lived intangible assets:
Certificates of need	6.9	6.5

Total intangible assets:
Gross carrying amount	68.2	93.1
Accumulated amortization	(15.8)	(24.3)

Net total	$52.4	$68.8

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
     The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of FASB Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2007 and 2008, the Company’s liability for contract-based physician minimum revenue guarantees was $15.3 million and $22.2 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements
     The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.
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
  Amortization Expense
     Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense under FSP FIN 45-3, during the years ended December 31, 2006, 2007 and 2008 were $3.3 million, $7.6 million and $10.5 million, respectively.
     Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2009	$15.6
2010	15.1
2011	13.1
2012	9.5
2013	3.5
Thereafter	5.5

$62.3

Note 5. Accounting for Income Taxes
     The provision for income taxes for the years ended December 31, 2006, 2007, and 2008 consists of the following (in millions):

	2006	2007	2008
Current:
Federal	$53.2	$77.8	$69.0
State	5.4	6.7	4.3

	58.6	84.5	73.3
Deferred:
Federal	32.0	0.9	10.6
State	(0.8)	(3.9)	(0.9)

	31.2	(3.0)	9.7
Increase in valuation allowance	3.4	4.3	5.1

Total	$93.2	$85.8	$88.1

     The increases in the valuation allowance during the years ended December 31, 2006, 2007 and 2008, were primarily the result of state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $559.9 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2028.

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes for the years ended December 31, 2006, 2007 and 2008 follows:

	2006	2007	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	1.3	2.0
ESOP expense	0.8	0.9	0.7
Valuation allowance	1.4	2.0	2.2
Other items, net	—	1.0	(1.0)

Effective income tax rate	39.2%	40.2%	38.9%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2007 and 2008 (in millions):

	2007	2008
Deferred income tax liabilities:
Depreciation and amortization	$(155.2)	$(157.2)
Prepaid expenses	(2.4)	(1.2)
Other	(0.1)	(2.6)

Total deferred income tax liabilities	(157.7)	(161.0)

Deferred income tax assets:
Provision for doubtful accounts	84.5	68.4
Employee compensation	33.7	43.8
Professional liability claims	26.3	31.0
Interest rate swap	10.9	15.8
Other	51.5	48.8

Total deferred income tax assets	206.9	207.8
Valuation allowance	(39.4)	(46.5)

Net deferred income tax assets	167.5	161.3

Net deferred income tax assets (liabilities)	$9.8	$0.3

     The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2007 and 2008 is as follows (in millions):

	2007	2008
Current	$123.0	$103.4
Long-term	(113.2)	(103.1)

Total	$9.8	$0.3

     The Company’s income taxes receivable balance was $27.9 million, and $19.9 million at December 31, 2007 and 2008, respectively. The tax benefits associated with the Company’s employee stock-based compensation plans were $0.1 million, $1.2 million and $1.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carry forwards by $1.2 million and $1.1 million for the years ended December 31, 2007 and 2008, respectively.
     The Company adopted the provisions of FIN 48 on January 1, 2007. In connection with the adoption of FIN 48, the Company recorded a $52.0 million net liability for unrecognized tax benefits, accrued interest and penalties.

     A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2007 and 2008 is as follows (in millions).

	2007	2008
Balance at beginning of year	$51.9	$52.2
Additions for tax positions of prior years	3.3	2.4
Reductions for tax positions of prior years	—	(0.9)
Reductions for settlements with taxing authorities	(0.9)	(1.3)
Reductions for lapse of statutes of limitations	(2.1)	(4.2)

Balance at end of year	$52.2	$48.2

     The components of the long-term income tax liability at December 31, 2007 and 2008 are as follows (in millions):

	2007	2008
Unrecognized tax benefits	$52.2	$48.2
Accrued interest and penalties	12.7	11.2

	$64.9	$59.4

     Of the $48.2 million of unrecognized tax benefits at December 31, 2008, $7.8 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2008 are tax positions of $40.4 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
     Upon adoption of FIN 48 on January 1, 2007, the Company elected to continue its historical practice of classifying interest and penalties as a component of income tax expense. During the year ended December 31, 2008, the Company recorded a net $0.7 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $2.9 million from the expiration of state statutes of limitation and interest expense of $2.2 million on unrecognized tax benefits from prior years.
     The Company’s U.S. federal income tax returns for tax years 1999 and beyond (except tax year 2004, for which the statute of limitation lapsed on December 31, 2008) remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. As a result, HCA and the IRS are currently working through the complex calculations for the many HCA tax years that are impacted. Due to the complex computations and many impacted HCA tax years (including HCA tax years preceding the spin-off of the Company from HCA), neither the Company nor HCA is currently able to estimate when the final settlement of the HCA tax years will occur. The Company cannot reach resolution of its IRS examination until after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA on May 11, 1999. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. The Company has extended the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000 and 2001 through December 31, 2009.
     In 2005, the IRS commenced an examination of the Company’s federal income tax return for the year ended December 31, 2003. Furthermore, during the second quarter of 2006, the IRS commenced an examination of select items within the Company’s federal income tax return for the year ended December 31, 2002, thereby allowing the IRS to incorporate any carry forward adjustments from the examination of the 1999 through 2001 federal income tax returns. The Company reached a partial settlement with the IRS on all of the adjustments proposed by the IRS except for the Company’s method of determining its bad debts deduction, which may be impacted by the outcome of the complex computations from the HCA tax years (discussed above), with the Company making a $1.8 million payment (including interest) in settlement of the agreed-upon matters. The $1.8 payment reduced the long-term income tax liability. The Company has extended the statute of limitation for its 2002 and 2003 returns through December 31, 2009 and will likely extend the statute of limitation further.

     Finally, in 2005, the IRS commenced an examination of the federal income tax return of Province, which the Company merged with effective April 15, 2005, for the year ended December 31, 2003. During the quarter ended June 30, 2007, the Company and the IRS concluded the examination of Province’s federal income tax return for the year ended December 31, 2003, with the Company making a $1.4 million payment (including interest) in settlement of all matters. Of the $1.4 million payment, $0.8 million reduced the Company’s long-term income tax liability, and $0.6 million decreased non-current deferred tax liabilities. In addition, the Company reduced its long-term income tax liability by $0.8 million and decreased the goodwill associated with the Province Business Combination in accordance with SFAS No. 109. Province’s federal income tax return for tax year ended April 15, 2005 remains subject to examination by the IRS.
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
Note 6. Other Current Liabilities
     The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2007 and 2008 (in millions):

	2007	2008
Accrued interest	$10.6	$10.6
Short-term portion of professional and general liability claims	17.4	15.5
Short-term portion of workers’ compensation reserves	6.6	7.1
Medical benefits liability	14.3	12.9
Physician minimum revenue guarantee liability	15.3	22.2
Share repurchase payable	12.2	—
Other	33.4	26.2

	$109.8	$94.5

Note 7. Long-Term Debt
     The Company’s long-term debt consists of the following at December 31, 2007 and 2008 (in millions):

	2007	2008
Senior Borrowings:
Credit Agreement:
Term B Loans	$706.0	$706.4
Revolving Loans	—	—

	706.0	706.4

Subordinated Borrowings:
3 1/2% Notes	575.0	575.0
3 1/4% Debentures	225.0	225.0
Province 7 1/2% Notes	6.1	6.1
Province 4 1/4% Notes	0.1	—

	806.2	806.1
Capital leases	5.0	4.2

Total long-term debt	1,517.2	1,516.7
Less: current portion	0.5	1.1

	$1,516.7	$1,515.6

     Maturities of the Company’s long-term debt at December 31, 2008 are as follows for the years indicated (in millions):

2009	$1.1
2010	1.0
2011	530.6
2012	177.5
2013	6.5
Thereafter	800.0

$1,516.7

Senior Secured Credit Agreement
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
     The Credit Agreement, as amended, provides for secured Term A Loans up to $250.0 million, Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million. In addition, the Credit Agreement provides that the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four equal installments totaling $706.4 million. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. The Credit Agreement is guaranteed on a senior secured basis by the Company’s subsidiaries with certain limited exceptions. As amended, the Credit Agreement provides for letters of credit up to $75.0 million.
     Borrowings and Payments
     During June 2008, the Company borrowed $10.0 million in the form of Revolving Loans for general corporate purposes. The $10.0 million borrowing was fully repaid during July 2008. As of December 31, 2008, the Company had no Revolving Loans outstanding.
     During the year ended December 31, 2007, the Company repaid a portion of its outstanding Term B Loans and all of its outstanding Revolving Loans, primarily with the proceeds from the issuance of $575.0 million in 3 1/2% Notes, as further discussed within this note, and from the proceeds from the sales of St. Joseph’s and Coastal, as discussed in Note 3. Subsequently, certain of the syndicate of lenders under the Term B Loans declined a portion of the mandatory repayment made in connection with the sale of Coastal, and in April 2008, CITI returned to the Company $0.4 million of the previously repaid Term B Loans.
     Letters of Credit and Availability
     As of December 31, 2008, the Company had $38.4 million in letters of credit outstanding under the Revolving Loans that were related to the self-insured retention level of the Company’s general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $411.6 million as of December 31, 2008, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, Term A Loans and Term B Loans available for borrowing were $250.0 million and $400.0 million, respectively, as of December 31, 2008, all of which is available under the additional tranches.

     Interest Rates
     Interest on the outstanding balances of the Term B Loans is payable, at the Company’s option, at CITI’s base rate (the alternate base rate or “ABR”) plus a margin of 0.625% or at an adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a margin of 1.625%. Interest on the Revolving Loans is payable at ABR plus a margin for ABR Revolving Loans or Adjusted LIBOR plus a margin for eurodollar Revolving Loans. The margin on ABR Revolving Loans ranges from 0.25% to 1.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00. The margin on the eurodollar Revolving Loans ranges from 1.25% to 2.25% based on the total leverage ratio being less than 2.00:1.00 to greater than 4.50:1.00.
     As of December 31, 2008, the applicable annual interest rate under the Term B Loans was 3.82%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 2.19% at December 31, 2008. The weighted-average applicable annual interest rates for the years ended December 31, 2006, 2007 and 2008 under the Term B Loans were 6.74%, 7.07% and 4.85%, respectively.
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
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	December 31, 2008
Minimum Interest Coverage Ratio	≥ 3.50:1.00	5.88
Maximum Total Leverage Ratio	≤ 4.25:1.00	3.14
Capital Expenditure Ratio	≤ 10.0%	5.8%
     In addition, the Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.
     The Company’s Credit Agreement does not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in the Company’s credit rating. However, a downgrade in the Company’s credit rating could adversely affect its ability to obtain other capital sources in the future and could increase its cost of borrowings.
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

     Subject to certain exceptions, the Company will deliver cash and shares of its common stock upon conversion of each $1,000 principal amount of its 3 1/2% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness the Company may incur in the future. If the Company does not make any payments it is obligated to make under the terms of the 3 1/2% Notes, holders may declare an event of default.
     The initial conversion rate is 19.3095 shares of the Company’s common stock per $1,000 principal amount of the 3 1/2% Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, the Company will increase the conversion rate in certain circumstances.
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
3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025
     On August 10, 2005, the Company sold $225.0 million of its 3 1/4% Debentures. The net proceeds of approximately $218.4 million were used to repay indebtedness and for working capital and general corporate purposes. The 3 1/4% Debentures bear interest at the rate of 3 1/4% per year, payable semi-annually on February 15 and August 15.
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
     The initial conversion rate for the 3 1/4% Debentures is 16.3345 shares of the Company’s common stock per $1,000 principal amount of 3 1/4% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into the public acquirer’s common stock.

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
Province 7 1/2% Senior Subordinated Notes
     In connection with the Province Business Combination, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7 1/2% Senior Subordinated Notes due 2013 (the “Province 7 1/2% Notes”) was purchased and subsequently retired. The fair value assigned to the Province 7 1/2% Notes in the Province purchase price allocation included tender premiums of $19.5 million paid in connection with the debt retirement.
     The supplemental indenture incorporating the amendments to the indenture governing the Province 7 1/2% Notes in connection with Province’s consent solicitation with respect to such Province 7 1/2% Notes became operative on April 15, 2005 and is binding upon the holders of any Province 7 1/2% Notes that were not tendered pursuant to such tender offer. The remaining $6.1 million outstanding principal amount of the Province 7 1/2% Notes bears interest at the rate of 7 1/2% payable semi-annually on June 1 and December 1. The Company has the right to redeem all or a portion of the Province 7 1/2% Notes on or after June 1, 2008, at the current redemption prices, plus accrued and unpaid interest. The Province 7 1/2% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.
Province 4 1/4% Convertible Subordinated Notes
     In connection with the Province Business Combination, approximately $172.4 million of the $172.5 million outstanding principal amount of Province’s 4 1/4% Convertible Subordinated Notes due 2008 (the “Province 4 1/4% Notes”) was purchased and subsequently retired. The fair value assigned to the Province 4 1/4% Notes in the Province purchase price allocation included tender premiums of $12.1 million paid in connection with the debt retirement. During November 2008, the Company repaid all remaining outstanding amounts due under the Province 4 1/4% Notes.
Interest Rate Swap
     On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank, N.A. (“Citibank”) as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding variable rate borrowings. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its Credit Agreement.

Notional Amount
Date Range	(In millions)
November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0

     The Company does not hold or issue derivative financial instruments for trading purposes. The Company has designated the interest rate swap as a cash flow hedge instrument. The Company assesses the effectiveness of this cash flow hedge instrument on a quarterly basis. The Company completed an assessment of the cash flow hedge instrument at December 31, 2006, and determined the hedge to be highly effective in accordance with SFAS No. 133. The Company completed its quarterly assessments during the years ended December 31, 2007 and 2008, and determined its cash flow hedge was partially ineffective. Because the notional amount of the interest rate swap in effect at certain of the quarterly assessment intervals exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement, a portion of the cash flow hedge instrument was determined to be ineffective. The Company recognized an increase in interest expense of approximately $0.5 million and $0.6 million related to the ineffective portion of the Company’s cash flow hedge during the years ended December 31, 2007 and 2008, respectively. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank.
Note 8. Stockholders’ Equity
  Preferred Stock
     The Company’s Amended and Restated Certificate of Incorporation provides that up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the Board of Directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.
  Preferred Stock Purchase Rights
     Pursuant to the Company’s stockholders’ rights plan, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $35 per one one-thousandth of a share, subject to adjustment.
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

  Common Stock
     Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Credit Agreement imposes restrictions on the Company’s ability to pay dividends.
  Repurchases of Common Stock
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company’s stock repurchase program expired on November 26, 2008. The Company repurchased approximately 1.4 million shares and 3.8 million shares for an aggregate purchase price, including commissions, of approximately $41.2 million and $103.7 million with a weighted average purchase price of $30.35 per share and $26.57 per share during the years ended December 31, 2007 and 2008, respectively. As of December 31, 2008, the Company had repurchased in the aggregate, approximately 5.2 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.56 per share. These shares have been designated by the Company as treasury stock.
     The Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $2.4 million during the year ended December 31, 2008. There were no redemptions during the years end December 31, 2006 and 2007 because there were no LTIP or MSPP shares that vested during these years. These shares have been designated by the Company as treasury stock.
  Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under SFAS No. 130, “Reporting Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.
     On June 1, 2006, the Company entered into an interest rate swap agreement, which was effective November 30, 2006 and which the Company has designated as a cash flow hedge in accordance with SFAS No. 133. The changes in the fair value of the interest rate swap resulted in comprehensive losses of $14.7 million, or $9.6 million net of income taxes for the year ended December 31, 2006; $15.9 million, or $10.2 million net of income taxes for the year ended December 31, 2007; and $13.4 million, or $8.5 million net of income taxes for the year ended December 31, 2008. The Company’s interest rate swap agreement is further described in Note 7.
  ESOP Compensation
     In 1999, the Company established an ESOP as a defined contribution retirement plan that covered substantially all of the Company’s employees. Upon establishment, the ESOP purchased from the Company approximately 2.8 million shares of the Company’s common stock at its then fair market value of $11.50 per share. The purchase of the shares was primarily financed by the ESOP issuing a promissory note to the Company, which the ESOP repaid in annual installments over the term of the loan. The ESOP funded its repayments to the Company through the Company’s contributions to the ESOP. The term of the loan concluded on December 31, 2008.

     Prior to December 31, 2008, shares of the Company’s common stock acquired by the ESOP were held in a suspense account and were allocated ratably to participant accounts as the loan was repaid. The loan to the ESOP was recorded as unearned ESOP compensation in the accompanying consolidated balance sheets through December 31, 2008, upon which date the loan was fully repaid. Reductions to unearned ESOP compensation were made throughout the term of the loan as shares were committed to be released to participant accounts at the ESOP shares’ original cost. Shares were deemed to be committed to be released ratably during each period as the employees performed services. As shares were committed to be released, the shares became outstanding for earnings per share calculations. As of December 31, 2008, all of the approximately 2.8 million shares were released and accordingly, considered outstanding for purposes of calculating earnings per share.
     Through December 31, 2008, the Company’s ESOP expense had two components: common stock and cash. Shares of the Company’s common stock were allocated ratably to employee accounts at an approximate rate of 23,306 shares per month. The ESOP expense amount for the common stock component was determined using the average market price of the Company’s common stock released to participants in the ESOP. The cash component was determined by the difference between the Company’s required contributions under the plan and the fair value of the Company’s common stock allocated and released to the plan. During the year ended December 31, 2008, the Company utilized forfeitures in the ESOP to reduce its cash contributions for the year. There were $3.9 million, $5.1 million and $1.1 million of cash contributions by the Company during the years ended December 31, 2006, 2007 and 2008, respectively. Subsequent to December 31, 2008, the Company will contribute to its defined contribution retirement plan with cash only.
     The Company’s ESOP expense was $12.6 million, $13.9 million and $8.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. The ESOP expense tax deduction attributable to released shares was fixed at $3.2 million per year during each of the years ended December 31, 2006, 2007 and 2008.
Note 9. Stock-Based Compensation
     The Company issues stock options and other stock-based awards (nonvested stock, restricted stock, and deferred stock units) to key employees and directors under its various plans as described in more detail within this note. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.
     Effective May 13, 2008, upon stockholders’ approval, the Company amended both its LTIP and MSPP. The amendments increased the shares available for grant by an additional 2.1 million shares and approximately 0.1 million shares under the LTIP and MSPP, respectively. Additionally, the amendment of the LTIP increased the limits on grants of restricted shares, performance shares and other full-value awards by approximately 0.7 million shares.
  Description of Stock-Based Compensation Plans
     1998 Long-Term Incentive Plan
     The Company’s LTIP authorizes approximately 15.7 million shares of the Company’s common stock for issuance as of December 31, 2008. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company. Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. The Company granted stock options to purchase 918,245, 1,056,811 and 1,134,125 shares of the Company’s common stock to certain key employees during the years ended December 31, 2006, 2007 and 2008, respectively, under this plan with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date.

     The Company’s outstanding nonvested stock awards have a cliff-vesting period ranging three to five years from the grant date and the majority contain no vesting requirements other than the continued employment of the employee. There are certain nonvested stock awards that require the vesting to be contingent upon the satisfaction of certain financial goals in addition to the continued employment of the employee, which is described in more detail within this note. The Company granted 393,844, 453,796 and 478,872 shares of nonvested stock awards to certain key employees under the LTIP during the years ended December 31, 2006, 2007 and 2008, respectively.
     Vesting of awards granted under the LTIP may be accelerated in the event of disability or death of a participant or change of control of the Company.
     Outside Directors Stock and Incentive Compensation Plan
     The Company has an Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) for which approximately 0.4 million shares of the Company’s common stock have been reserved for issuance. There were no options granted under this plan during the years ended December 31, 2006, 2007 or 2008. The outstanding options under this plan become exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.
     The ODSICP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal amount of stock-based compensation expense under this plan. As of December 31, 2008, there were 9,582 deferred stock units outstanding under the ODSICP.
     Pursuant to the ODSICP, the Company granted 24,500, 28,000 and 28,000 restricted stock unit awards to its non-employee directors during the years ended December 31, 2006, 2007 and 2008, respectively. These awards are fully vested and are no longer subject to forfeiture. The non-employee director’s receipt of shares of the Company’s common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the outside director ceases to be a member of the Company’s Board of Directors.
     ESPP
     Prior to July 1, 2007, the Company sponsored an employee stock purchase plan which allowed employees to purchase shares of the Company’s common stock at a discount. There were approximately 0.3 million shares of the Company’s common stock reserved for issuance under this plan. Through July 1, 2007, the Company issued all remaining shares available under the ESPP and on this date terminated the plan. The Company amended the plan effective January 1, 2006 to be in compliance with the safe harbor rules of SFAS No. 123(R). Accordingly, the plan was not compensatory and no expense was recognized during the years ended December 31, 2006 and 2007. The Company received $2.2 million and $1.3 million for the issuance of common stock under this plan during the years ended December 31, 2006 and 2007, respectively.
     Presented below is a summary of activity under the ESPP for the years ended December 31, 2006 and 2007:

Shares Available
for Issuance
December 31, 2005	107,977
Issuances	(71,847)

December 31, 2006	36,130
Issuances	(36,130)

December 31, 2007	—

     MSPP
     The Company has another employee stock purchase plan, the MSPP, which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals.
     There were approximately 0.3 million shares of the Company’s common stock reserved for issuance under this plan at December 31, 2008. Such shares are subject to a three-year cliff-vesting period. The Company recognizes a nominal amount of stock-based compensation expense under this plan as a result of the relatively small number of participants in the MSPP. The Company received, $0.8 million, $0.3 million and $0.8 million for the issuance of stock under this plan during the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, there were 85,290 restricted shares outstanding under the MSPP.
Stock Options
     Valuation
     The Company estimated the fair value of stock options granted using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. The Company uses the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as clarified by the Securities and Exchange Commission’s (“SEC”) focus on the matter in Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB No. 107”). Given the Company’s reasonably large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.
     The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
Expected volatility	32.8%	27.2%	31.9%
Risk free interest rate (range)	4.38% - 5.21%	3.34% - 5.21%	0.09% - 3.89%
Expected dividends	—	—	—
Average expected term (years)	5.4	4.7	5.3
Fair value per share of stock options granted	$11.15	$10.24	$8.14
     Population Stratification
     Under SFAS No. 123(R), a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, SAB No. 107 clarifies that a company may generally make a reasonable fair value estimate with as few as one or two groupings. Prior to January 1, 2008, the Company stratified its employee population into two groups: (i) “Insiders,” who were the Section 16 filers under SEC rules; and (ii) “Non-insiders,” who were the rest of the employee population. Effective January 1, 2008, the Company determined that a single employee population group was more appropriate. The Company derived its two group stratification prior to January 1, 2008 and post January 1, 2008 single employee grouping based on an analysis of its historical exercise patterns.

     Expected Volatility
     Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption under SFAS No. 123(R). According to SFAS No. 123(R), companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. SFAS No. 123(R) and SAB No. 107 acknowledge that there is likely to be a range of reasonable estimates for volatility. In addition, SFAS No. 123(R) requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock at the date of grant based on both historical volatility and implied volatility from traded options of the Company’s common stock, consistent with SFAS No. 123(R) and SAB No. 107.
     Risk-Free Interest Rate
     Lattice models require risk-free interest rates for all potential times of exercise obtained by using a grant-date yield curve. A lattice model would, therefore, require the yield curve for the entire time period during which employees might exercise their options. The Company bases the risk-free rate on the implied yield in effect at the time of option grant on United States Treasury zero-coupon issues with equivalent remaining terms.
     Expected Dividends
     The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.
     Pre-Vesting Forfeitures
     Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. SFAS No. 123(R) requires the Company to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records share-based compensation expense only for those awards that are expected to vest.
     During the year ended December 31, 2007, the Company changed from a static forfeiture rate methodology to a dynamic forfeiture rate methodology. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted award approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.
     Additionally, during the year ended December 31, 2007, the Company performed an analysis of its initial pre-vesting forfeiture rate percentage and increased its initial pre-vesting forfeiture rate ranging from 3.0% to 7.5%, up to an initial pre-vesting forfeiture rate of 12.5%. The increase in the Company’s initial pre-vesting forfeiture rate reflects the recent forfeiture trends experienced by the Company and expectations of future forfeitures. As previously discussed, as the Company utilizes the dynamic forfeiture rate methodology, this rate is updated and is reduced accordingly as time lapses until it ultimately reaches zero on the vesting date, contingent upon the continued employment of the grantee.
     Post-Vesting Cancellations
     Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. The Company uses historical data to estimate post-vesting cancellations.

Expected Term
     SFAS No. 123(R) calls for an extinguishment calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from post-vesting cancellation or expiration at the contractual term. Expected term is an output in lattice models so the Company does not have to determine this amount.
Stock Option Activity
     A summary of stock option activity during the year ended December 31, 2008 is as follows:

						Weighted
		Weighted	Weighted			Average
		Average	Average		Aggregate	Remaining
	Number	Exercise	Fair	Total	Intrinsic	Contractual
Stock Options	of Shares	Price	Value	Fair Value	Value(a)	Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2007	4,128,563	$30.65	$11.25	$46.5	$17.7	5.68
Exercisable at December 31, 2007	2,915,406	$28.47	$11.20	$32.7	$17.6	4.43
Unvested at December 31, 2007	1,213,157	$35.90	$11.31	$13.8	$0.1	8.67
Granted	1,134,125	$26.10	$8.14	$9.2	N/A	N/A
Forfeited (pre-vest cancellation)	(127,268)	$30.83	$9.21	$(1.2)	N/A	N/A
Exercised	(230,210)	$15.77	$5.61	$(1.3)	$3.9	N/A
Expired (post-vest cancellation)	(107,650)	$38.18	$14.81	$(1.6)	N/A	N/A
Vested	564,277	$36.72	$12.71	$7.2	N/A	N/A

Outstanding at December 31, 2008	4,797,560	$30.13	$10.77	$51.6	$7.8	5.76
Exercisable at December 31, 2008	3,141,823	$30.56	$11.76	$37.0	$7.8	4.19
Unvested at December 31, 2008	1,655,737	$29.30	$8.83	$14.6	$—	8.74

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.
     In March 2007, the Company granted performance-based stock options to certain senior executives to acquire up to an aggregate of 760,000 shares of the Company’s common stock. These stock options were subject to forfeiture unless certain targeted levels of diluted earnings per share were achieved for the year ended December 31, 2007. Depending on the level of diluted earnings per share achieved for the year ended December 31, 2007, the senior executives would forfeit 0% to 100% of these stock options. For purposes of accounting for these stock options, the Company assumed a target level of diluted earnings per share that resulted in the grant of 380,000 stock options. Because the required targeted level of diluted earnings per share was not met, the Company cancelled all of these stock options. As a result, there was no expense recognized for these performance-based stock options during the year ended December 31, 2007. The stock options granted and forfeited of 1,056,811 and 570,307, respectively, during the year ended December 31, 2007 included these 380,000 performance-based stock options
     The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2007 and 2008 was $0.5 million, $3.1 million and $3.9 million, respectively. The Company received $0.6 million, $12.7 million, and $3.6 million in cash from stock option exercises for the years ended December 31, 2006, 2007 and 2008, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.2 million and $1.1 million for the years ended December 31, 2007 and 2008, respectively. There was a nominal amount of actual tax benefits realized for the tax deductions from stock option exercises for the year ended December 31, 2006.
     As of December 31, 2008, there was $8.4 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Other Stock-Based Awards
     The fair value of other stock-based awards (nonvested stock and restricted stock units) are determined based on the closing price of the Company’s common stock on the day prior to the grant date. The Company’s other stock-based awards require no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods ranging from six months to five years.
     A summary of other stock-based award activity under the LTIP, ODSICP and MSPP during the years ended December 31, 2007 and 2008 is as follows:

		Weighted
	Number	Average	Total	Aggregate
Other Stock-Based Awards	of Shares	Fair Value	Fair Value	Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2007	1,341,998	$37.17	$49.8	37.4
Granted	546,411	24.96	13.6	N/A
Vested and exercised	(324,134)	42.37	(13.7)	9.0
Forfeited (pre-vest cancellation)	(102,454)	33.72	(3.4)	N/A

Outstanding at December 31, 2008	1,461,821	$31.68	$46.3	$31.6
Unvested at December 31, 2008	1,395,320	$31.60	$44.1	$30.5
     During the years ended December 31, 2007 and 2008, the Company granted 240,000 and 247,500 shares, respectively, of nonvested stock awards under the LTIP to certain senior executives. These nonvested stock awards are included in the above table. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets within a three-year period. Under the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed.
     As of December 31, 2008, there was $16.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, ODSICP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

  Summary of Stock-Based Compensation
     The following table summarizes the activity under the Company’s stock-based compensation plans for the years ended December 31, 2006, 2007 and 2008:

						Deferred Stock
		Stock Options		Other Stock-Based Awards		Units
		Outstanding		Outstanding		Outstanding
			Weighted		Weighted
	Shares		Average		Average
	Available	Number of	Exercise	Number of	Grant Date	Number of
	for Grant	Shares	Price	Shares	Price	Shares
December 31, 2005	4,434,113	3,559,674	$29.98	874,801	$42.51	11,168
Stock option grants	(918,245)	918,245	33.24	—	—	—
Other stock-based awards grants	(449,523)	—	—	449,523	31.90	—
Deferred stock unit grants	(6,255)	—	—	—	—	6,255
Stock option exercises	—	(30,327)	17.62	—	—	—
Deferred stock units vested	—	—	—	—	—	(799)
Stock option cancellations	326,068	(326,068)	37.68	—	—	—
Other stock-based awards cancellations	270,820	—	—	(270,820)	40.23	—

December 31, 2006	3,656,998	4,121,524	30.19	1,053,504	38.62	16,624
Stock option grants	(1,056,811)	1,056,811	36.32	—	—	—
Other stock-based awards grants	(513,314)	—	—	513,314	34.98	—
Deferred stock unit grants	(3,979)	—	—	—	—	3,979
Stock option exercises	—	(400,639)	30.64	—	—	—
Other stock-based awards exercises	—	—	—	(10,500)	40.60	—
Deferred stock units vested	—	—	—	—	—	(10,784)
Stock option cancellations	649,133	(649,133)	36.93	—	—	—
Other stock-based awards cancellations	214,320	—	—	(214,320)	38.97	—

December 31, 2007	2,946,347	4,128,563	30.65	1,341,998	37.17	9,819
Increase in shares available for grant	2,175,000	—	—	—	—	—
Stock option grants	(1,134,125)	1,134,125	26.10	—	—	—
Other stock-based awards grants	(546,411)	—	—	546,411	24.96	—
Deferred stock unit grants	(1,746)	—	—	—	—	1,746
Stock option exercises	—	(230,210)	15.77	—	—	—
Other stock-based awards exercises	—	—	—	(324,134)	42.37	—
Deferred stock units vested	—	—	—	—	—	(1,983)
Stock option cancellations	234,918	(234,918)	34.20	—	—	—
Other stock-based awards cancellations	102,454	—	—	(102,454)	33.72	—

December 31, 2008	3,776,437	4,797,560	$30.13	1,461,821	$31.68	9,582

     The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2006, 2007 and 2008 (in millions):

	2006	2007	2008
Other stock-based awards	$7.4	$11.8	$16.1
Stock options	5.7	6.9	7.3

Total stock-based compensation expense	$13.1	$18.7	$23.4

Tax benefits on stock-based compensation expense	$5.2	$7.8	$9.3

     The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2006, 2007 and 2008. As of December 31, 2008, there was $25.1 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.5 years.

Note 10. Commitments and Contingencies
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
  Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $43.5 million at December 31, 2008. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $22.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. The Company’s physician minimum revenue guarantees are described further in Notes 1 and 4.
  Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate patient services more effectively and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $39.7 million in uncompleted projects as of December 31, 2008, which is included as construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2008, the Company had projects under construction with an estimated cost to complete and equip of approximately $169.8 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.
  Development Agreement with the City of Ennis
     The Company entered into a development agreement with the City of Ennis, Texas (the “Ennis Development Agreement”) during 2005 to construct a new hospital (“Ennis New”) to replace the existing Ennis Regional Medical Center (“Ennis Old”). The Company leased Ennis Old from the City of Ennis. Under the Ennis Development Agreement, the Company constructed and equipped Ennis New for approximately $35.0 million, all of which was paid for by the Company. The construction was completed during July 2007 and the Company moved its operations from Ennis Old to Ennis New. Pursuant to the terms of the Ennis Development Agreement, the City of Ennis paid $14.7 million of the construction cost to the Company during August 2007, which the Company recorded as a deferred income liability and has included in professional and general liability claims and other liabilities in the Company’s accompanying consolidated balance sheets. In addition, the Company, as lessee, entered into a 40-year lease agreement (the “Ennis Lease Agreement”) with the City of Ennis, the lessor. The Company is amortizing the $14.7 million deferred income liability straight-line over the term of the Ennis Lease Agreement. As of December 31, 2008, the unamortized deferred income liability was $13.9 million.

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
  Leases
     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with SFAS No. 13, “Accounting for Leases”, as amended, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2006, 2007 and 2008 was $23.0 million, $25.8 million and $25.6 million, respectively.
     Future minimum lease payments at December 31, 2008, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating	Capital Lease
	Leases	Obligations	Total
2009	$13.5	$1.3	$14.8
2010	8.7	1.1	9.8
2011	6.7	1.0	7.7
2012	5.0	0.9	5.9
2013	3.3	0.4	3.7
Thereafter	9.3	—	9.3

	$46.5	4.7	$51.2

Less: interest portion		(0.5)

Long-term obligations under capital leases		$4.2

  Tax Matters
     See Note 5 for a discussion of the Company’s contingent tax matters.

Note 11. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2007 and 2008 (dollars and shares in millions, except per share amounts):

	2006	2007	2008
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$144.2	$127.7	$138.2
Income (loss) from discontinued operations, net of income taxes	1.3	(25.7)	(23.7)
Cumulative effect of change in accounting principle	0.7	—	—

	$146.2	$102.0	$114.5

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	55.6	56.2	52.5
Effect of dilutive securities:
Employee stock benefit plans	0.7	1.0	1.0

Denominator for diluted earnings (loss) per share — weighted average shares	56.3	57.2	53.5

Basic earnings (loss) per share:
Continuing operations	$2.59	$2.27	$2.63
Discontinued operations	0.03	(0.45)	(0.45)
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$2.63	$1.82	$2.18

Diluted earnings (loss) per share:
Continuing operations	$2.56	$2.23	$2.58
Discontinued operations	0.03	(0.44)	(0.44)
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$2.60	$1.79	$2.14

     The Company’s 3 1/2% Notes and 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures has been excluded because the effect would have been anti-dilutive for the years ended December 31, 2006, 2007 and 2008. The impact of the 3 1/2% Notes has been excluded because the effect would have been anti-dilutive for the years ended December 31, 2007 and 2008.
Note 12. Financial Impact of Changes in the Company’s Executives
     On April 26, 2007, Michael J. Culotta resigned from his position of Chief Financial Officer of the Company. On May 4, 2007, LifePoint CSGP, LLC, a subsidiary of the Company, and Mr. Culotta entered into an Agreement to Cooperate and General Release (the “Release Agreement”). Under the Release Agreement, Mr. Culotta agreed to cooperate with the Company in various matters in which his knowledge of the business of the Company may be relevant and to assist the Company so as to facilitate a smooth and seamless transition of the responsibilities held and information learned by him while employed by the Company. Mr. Culotta agreed that his participation in various employment plans sponsored by the Company had ceased with his resignation and to release any claims he may have against the Company. As consideration for entering into the Release Agreement, the Company agreed to pay Mr. Culotta a total amount of approximately $0.8 million over the course of 18 months following the date of the Release Agreement. Mr. Culotta also acknowledged certain terms of existing stock options and rights under Company plans, including the expiration thereof, in relation to his resignation. Finally, Mr. Culotta agreed to certain confidentiality, non-competition, non-solicitation and other requirements under the Release Agreement.

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

Note 13. Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2007
	First	Second	Third	Fourth
Revenues	$645.8	$638.2	$641.0	$643.4

Income from continuing operations	$38.9	$25.0	$32.1	$31.7
Discontinued operations:
Loss from discontinued operations	(1.1)	(3.0)	(3.8)	(0.7)
Impairment (charge) adjustment	(7.9)	(8.5)	0.3	(0.4)
Loss on sale of hospitals	(0.1)	(0.1)	(0.4)	—

Loss from discontinued operations	(9.1)	(11.6)	(3.9)	(1.1)

Net income	$29.8	$13.4	$28.2	$30.6

Basic earnings (loss) per share:
Continuing operations	$0.70	$0.44	$0.57	$0.56
Discontinued operations	(0.17)	(0.20)	(0.07)	(0.02)

Net income	$0.53	$0.24	$0.50	$0.54

Diluted earnings (loss) per share:
Continuing operations	$0.69	$0.43	$0.56	$0.55
Discontinued operations	(0.16)	(0.20)	(0.07)	(0.02)

Net income	$0.53	$0.23	$0.49	$0.53

	2008
	First	Second	Third	Fourth
Revenues	$685.1	$665.7	$675.1	$674.9

Income from continuing operations	$41.3	$32.2	$31.5	$33.2
Discontinued operations:
(Loss) income from discontinued operations	(1.8)	(1.4)	(3.3)	0.2
Impairment adjustment (charge)	2.3	—	(16.8)	(2.6)
Loss on sale of hospitals	—	(0.3)	—	—

Income (loss) from discontinued operations	0.5	(1.7)	(20.1)	(2.4)

Net income	$41.8	$30.5	$11.4	$30.8

Basic earnings (loss) per share:
Continuing operations	$0.76	$0.62	$0.61	$0.64
Discontinued operations	0.01	(0.04)	(0.39)	(0.05)

Net income	$0.77	$0.58	$0.22	$0.59

Diluted earnings (loss) per share:
Continuing operations	$0.75	$0.60	$0.60	$0.63
Discontinued operations	0.01	(0.03)	(0.38)	(0.05)

Net income	$0.76	$0.57	$0.22	$0.58

Note 14. Subsequent Event
     Effective February 1, 2009, the Company acquired Rockdale Medical Center, Inc., a 138-bed facility located in Conyers, Georgia for $80.0 million plus net working capital. In connection with the Company’s agreement to purchase the facility, the Company deposited $5.0 million in an escrow account and prepaid $1.0 million of the purchase price as of December 31, 2008. The Company has included the $5.0 million escrow deposit and $1.0 million prepaid purchase price as other long-term assets in the accompanying consolidated balance sheet as of December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 20, 2009.

LIFEPOINT HOSPITALS, INC.
By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ OWEN G. SHELL, JR.	Chairman of the Board of Directors	February 20, 2009
Owen G. Shell, Jr.

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2009

/s/ DAVID M. DILL David M. Dill	Chief Financial Officer (Principal Financial Officer)	February 20, 2009

/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2009

/s/ GREGORY T. BIER Gregory T. Bier	Director	February 20, 2009

/s/ RICHARD H. EVANS Richard H. Evans	Director	February 20, 2009

/s/ DEWITT EZELL, JR DeWitt Ezell, Jr	Director	February 20, 2009

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 20, 2009

/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 20, 2009

/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 20, 2009

Exhibit
Number		Description of Exhibits
3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).

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

Exhibit
Number		Description of Exhibits
4.10	—
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
Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).

10.5	—
Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).

10.6	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).*

10.7	—
First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*

10.8	—	Second Amendment, dated December 10, 2008, to the to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (filed herewith).*

10.9	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to Historic LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818).*

10.10	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed herewith).*

10.11	—
Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 000-51251).*

10.12	—
Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 000-51251).*

10.13	—
Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*

Exhibit
Number		Description of Exhibits
10.14	—
LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818).*

10.15	—
First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by Historic LifePoint Hospitals, Inc. on June 2, 2003, File No. 333-105775).*

10.16	—
Second Amendment To Employee Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

10.17	—
LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated December 10, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 10/16, 2008, File No. 000-51251).*

10.18	—
LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).*

10.19	—
First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251). *

10.20	—	Second Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (filed herewith).*

10.21	—
Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

10.22	—
Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*

10.25	—
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

10.26	—
Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).

10.27	—
Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

10.28	—
Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).

10.29	—
Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).

Exhibit
Number		Description of Exhibits
10.30	—
Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).

10.31	—
ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.32	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.33	—
Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

10.34	—
Stock Purchase Agreement, dated July 14, 2005, by HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.35	—
Amendment to the Stock Purchase Agreement, dated June 2, 2006 (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.36	—
Repurchase Agreement, dated June 30, 2006, by and between HCA Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-51251).

10.37	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (filed herewith).*

10.38	—
Agreement to Cooperate and General Release, entered into on May 4, 2007, by and between LifePoint Hospitals, CSGP, LLC and Michael J. Culotta (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 10, 2007, File No. 000-51251).*

10.39	—
Retirement Agreement and General Release, dated August 21, 2008, by and between LifePoint CSGP, LLC and William M. Gracey . (incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-51251).*

10.40	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).

10.41	—
Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

12.1	—	Ratio of Earnings to Fixed Charges

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description of Exhibits
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* — Management Compensation Plan or Arrangement