Form 10-Q
period 2009-03-31
LIFEPOINT HOSPITALS, INC.
filed 2009-05-04
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51251
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1538254 (I.R.S. Employer Identification No.)

103 Powell Court Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)
(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 17, 2009, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,350,815.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2008	2009
	(as adjusted)
Revenues	$685.1	$735.5

Salaries and benefits	268.0	286.5
Supplies	93.3	99.6
Other operating expenses	121.0	132.7
Provision for doubtful accounts	80.9	90.2
Depreciation and amortization	32.1	35.1
Interest expense, net	26.9	25.8

	622.2	669.9

Income from continuing operations before income taxes	62.9	65.6
Provision for income taxes	(24.2)	(25.5)

Income from continuing operations	38.7	40.1

Discontinued operations, net of income taxes:
Loss from discontinued operations	(1.8)	(1.1)
Impairment adjustment	2.3	—

Income (loss) from discontinued operations	0.5	(1.1)

Net income	39.2	39.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)

Net income attributable to LifePoint Hospitals, Inc.	$38.7	$38.4

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.76
Discontinued operations	0.01	(0.02)

Net income	$0.72	$0.74

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.74
Discontinued operations	0.01	(0.02)

Net income	$0.70	$0.72

Weighted average shares and dilutive securities outstanding:
Basic	54.1	52.2

Diluted	55.2	53.1

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$38.2	$39.5
Income (loss) from discontinued operations, net of income taxes	0.5	(1.1)

Net income	$38.7	$38.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2008(a)	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75.7	$44.5
Accounts receivable, less allowances for doubtful accounts of $374.4 and $393.8 at December 31, 2008 and March 31, 2009, respectively	315.9	349.5
Inventories	69.6	71.7
Assets held for sale	21.6	21.7
Prepaid expenses	12.0	12.7
Income taxes receivable	19.9	—
Deferred tax assets	103.4	107.2
Other current assets	19.2	21.5

	637.3	628.8

Property and equipment:
Land	71.1	74.9
Buildings and improvements	1,257.2	1,323.2
Equipment	737.9	763.8
Construction in progress (estimated cost to complete and equip after March 31, 2009 is $158.2)	39.7	48.3

	2,105.9	2,210.2
Accumulated depreciation	(689.9)	(722.5)

	1,416.0	1,487.7

Deferred loan costs, net	31.3	29.4
Intangible assets, net	68.8	71.3
Other	10.4	4.3
Goodwill	1,516.5	1,525.2

Total assets	$3,680.3	$3,746.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$92.3	$85.8
Accrued salaries	73.2	76.6
Other current liabilities	94.5	112.0
Current maturities of long-term debt	1.1	1.4

	261.1	275.8

Long-term debt	1,392.1	1,397.8
Deferred income taxes	146.8	146.6
Professional and general liability claims and other liabilities	146.2	147.4
Long-term income tax liability	59.4	58.0

Total liabilities	2,005.6	2,025.6

Redeemable noncontrolling interests	12.8	12.8

Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 58,787,009 and 59,707,427 shares issued at December 31, 2008 and March 31, 2009, respectively	0.6	0.6
Capital in excess of par value	1,219.5	1,227.5
Accumulated other comprehensive loss	(28.3)	(26.9)
Retained earnings	613.9	652.3
Common stock in treasury, at cost, 5,346,156 and 5,416,412 shares at December 31, 2008 and March 31, 2009, respectively	(147.3)	(148.9)

Total LifePoint Hospitals, Inc. stockholders’ equity	1,658.4	1,704.6
Noncontrolling interests	3.5	3.7

Total equity	1,661.9	1,708.3

Total liabilities and equity	$3,680.3	$3,746.7

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended
	March 31,
	2008	2009
	(as adjusted)
Cash flows from operating activities:
Net income	$39.2	$39.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.5)	1.1
Stock-based compensation	6.4	5.9
ESOP expense (non-cash portion)	1.8	—
Depreciation and amortization	32.1	35.1
Amortization of physician minimum revenue guarantees	2.0	3.1
Amortization of convertible debt discounts	4.8	5.1
Amortization of deferred loan costs	1.8	1.9
Deferred income tax benefit	(0.5)	(6.0)
Reserve for professional and general liability claims, net	1.2	5.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(8.6)	(21.4)
Inventories and other current assets	(3.1)	0.3
Accounts payable and accrued expenses	2.8	(8.8)
Income taxes payable/receivable	23.8	31.2
Other	1.5	(0.2)

Net cash provided by operating activities — continuing operations	104.7	91.9
Net cash used in operating activities — discontinued operations	(3.7)	(1.5)

Net cash provided by operating activities	101.0	90.4

Cash flows from investing activities:
Purchase of property and equipment	(32.9)	(43.1)
Acquisitions, net of cash acquired	—	(78.2)

Net cash used in investing activities — continuing operations	(32.9)	(121.3)
Net cash used in investing activities — discontinued operations	(0.5)	—

Net cash used in investing activities	(33.4)	(121.3)

Cash flows from financing activities:
Repurchases of common stock	(87.6)	(1.6)
Proceeds from exercise of stock options	—	1.7
Proceeds from employee stock purchase plans	0.4	0.4
Distributions to noncontrolling interests	(0.3)	(0.4)
Capital lease payments and other	(0.3)	(0.4)

Net cash used in financing activities	(87.8)	(0.3)

Change in cash and cash equivalents	(20.2)	(31.2)
Cash and cash equivalents at beginning of period	53.1	75.7

Cash and cash equivalents at end of period	$32.9	$44.5

Supplemental disclosure of cash flow information:
Interest payments	$17.1	$16.2

Capitalized interest	$0.1	$0.3

Income taxes paid, net	$0.9	$0.5

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2009
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (loss)	Earnings	Stock	Interests	Total
Balance at December 31, 2008 (a)	53.4	$0.6	$1,219.5	$(28.3)	$613.9	$(147.3)	$3.5	$1,661.9
Comprehensive income:
Net income	—	—	—	—	38.4	—	0.6	39.0
Net change in fair value of interest rate swap, net of tax provision of $0.6	—	—	—	1.4	—	—	—	1.4

Total comprehensive income	—	—		—	—	—	—	40.4

Exercise of stock options, including tax benefits of stock-based awards and other	0.2	—	1.7	—	—	—	—	1.7
Stock activity in connection with employee stock purchase plan	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	0.8	—	5.9	—	—	—	—	5.9
Repurchases of common stock, at cost	(0.1)	—	—	—	—	(1.6)	—	(1.6)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)

Balance at March 31, 2009	54.3	$0.6	$1,227.5	$(26.9)	$652.3	$(148.9)	$3.7	$1,708.3

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited
Note 1. Basis of Presentation
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our,” or “us.” At March 31, 2009, on a consolidated basis, the Company’s subsidiaries owned or leased 49 hospitals, including two hospitals that are held for sale, and serving non-urban communities in 18 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $24.2 million and $26.4 million for the three months ended March 31, 2008 and 2009, respectively.
     Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations and for the Company’s January 1, 2009 adoptions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”) and FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), as further discussed in Note 2.
Note 2. New Accounting Standards
     SFAS No. 160
     Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. The following is a summary of the changes the Company made as a result of the implementation of this standard:
•	The Company reclassified a portion of its noncontrolling interests from the mezzanine section of its accompanying condensed consolidated balance sheets to equity. This reclassification totaled $3.5 and $3.7 million as of December 31, 2008 and March 31, 2009, respectively. Certain of the Company’s noncontrolling interests will continue to be classified in the mezzanine section of its accompanying condensed consolidated balance sheets as these noncontrolling interests contain potential redeemable units that do not meet the requirements for classification as equity in accordance with EITF Topic D-98. These redemption features require the delivery of cash.

•	Net income attributable to noncontrolling interests is no longer deducted to arrive at net income. Instead, net income is attributed to the controlling and noncontrolling interests in the accompanying condensed consolidated statements of operations. As a result, net income for the three months ended March 31, 2008 increased by $0.5 million from net income previously reported. These changes had no impact on the Company’s earnings per share calculations.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
     FSP APB 14-1
     Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (“3 1/2% Notes”) and its 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (“3 1/4% Debentures”) are within the scope of FSP APB 14-1. Therefore, the Company recorded the debt components of its 3 1/2% Notes and its 3 1/4% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt. The Company measured the fair value of the debt components of its 3 1/2% Notes at issuance based on an effective interest rate of 7.375% and its 3 1/4% Debentures at issuance based on an effective interest rate of 6.5%. As a result, the Company has attributed $162.6 million of the proceeds received in connection with the original issuances to the conversion feature of both of its convertible debt instruments. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in capital in excess of par value in the accompanying condensed consolidated balance sheets. Additionally, the Company recognized a deferred income tax liability for the income tax effect of the adoption of the standard as an adjustment to capital in excess of par value in the amount of $59.4 million. The implementation of FSP APB 14-1 resulted in a decrease to the Company’s net income and earnings per share for all periods presented. However, there is no effect on its cash interest payments.
     The following is a summary of the line items impacted by the adoption of FSP APB 14-1 in the Company’s December 31, 2008 accompanying condensed consolidated balance sheet and accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 (in millions, except per share amounts):

	As Previously		As Currently
	Reported	Adjustments	Reported
Condensed consolidated balance sheet as of December 31, 2008:
Long-term debt	$1,515.6	$(123.5)	$1,392.1
Deferred income taxes	$103.1	$43.7	$146.8
Capital in excess of par value	$1,116.3	$103.2	$1,219.5
Retained earnings	$637.3	$(23.4)	$613.9

Condensed consolidated statement of operations for the three months ended March 31, 2008:
Interest expense, net	$22.1	$4.8	$26.9
Provision for income taxes	$25.9	$(1.7)	$24.2
Net income (loss)	$42.3	$(3.1)	$39.2
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.77	$(0.05)	$0.72
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.76	$(0.06)	$0.70
     The principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2008 and March 31, 2009 were as follows (in millions):

	December 31, 2008	March 31, 2009
3 1/2% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(97.4)	(93.7)

Net carrying balance	$477.6	$481.3

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	December 31, 2008	March 31, 2009
3 1/4% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(26.1)	(24.7)

Net carrying balance	$198.9	$200.3

     The Company is amortizing the discounts for its 3 1/4% Debentures and 3 1/2% Notes over the expected life of a similar liability that does not have an associated equity component, in accordance with FSP APB 14-1. The Company is amortizing the discount for its 3 1/4 % Debentures through February 2013, which is the first date that the holders of the 3 1/4% Debentures can redeem their debentures. In addition, the Company is amortizing the discount for its 3 1/2% Notes through May 2014, which is the maturity date of these notes.
     For the three months ended March 31, 2008 and 2009, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	Three Months Ended March 31,
	2008	2009
3 1/2% Notes:
Contractual cash interest expense	$5.0	$5.0
Non-cash interest expense (discount amortization)	3.5	3.7

Total interest expense	$8.5	$8.7

3 1/4% Debentures:
Contractual cash interest expense	$1.8	$1.8
Non-cash interest expense (discount amortization)	1.3	1.4

Total interest expense	$3.1	$3.2

     SFAS No. 141(R), “Business Combinations”, (“SFAS No. 141(R)”)
     On January 1, 2009, the Company adopted the provisions of SFAS No. 141(R), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and must be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“ FSP SFAS 141(R)-1”) which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if the fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, FSP SFAS 141(R)-1 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP SFAS 141(R)-1 was effective for all business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
     SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”)
     In September 2006, the FASB issued SFAS No. 157, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.
     On January 1, 2009, the Company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The Company will adopt the provisions of FSP SFAS 157-4 effective April 1, 2009, which it does not expect to have a material impact on its condensed consolidated financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS No. 161”)
     In March 2008, the FASB issued SFAS No. 161, which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s financial position or results of operations. See Note 8 for the Company’s disclosures about its derivative instrument and hedging activities.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS No. 107-1 and APB 28-1”)
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1” and “APB 28-1”). FSP SFAS No. 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company plans to adopt FSP SFAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements in its June 30, 2009 condensed consolidated financial statements.
Note 3. Acquisition
     Effective February 1, 2009, the Company acquired Rockdale Medical Center (“Rockdale”), a 138 bed hospital located in Conyers, Georgia, from the Hospital Authority of Rockdale County. The Company funded the purchase price of Rockdale of $80.0 million plus net working capital with available cash.
     Under the purchase method of accounting, in accordance with SFAS No. 141(R), the purchase price of Rockdale was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of February 1, 2009. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations of Rockdale are included in the Company’s results of operations beginning February 1, 2009.
     The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$12.4
Inventories	2.1
Prepaid expenses and other current assets	0.6
Property and equipment	71.4
Goodwill	8.6

Total assets acquired, excluding cash	95.1

Accounts payable	8.4
Accrued salaries	3.6
Other current liabilities	0.5
Capital leases	1.3

Total liabilities assumed	13.8

Net assets acquired	$81.3

     The fair values assigned to certain assets acquired and liabilities assumed have been prepared on a preliminary basis and are subject to change as new facts and circumstances emerge. The Company is currently assessing the valuation of the accounts receivable acquired and expects to finalize its analysis during the third quarter of 2009. Once finalized, the Company will adjust the purchase price allocation to reflect its final assessment.
Note 4. Discontinued Operations
     In September 2008, the Company’s management committed to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. The Company sold Opelousas effective May 1, 2009 for $14.0 million, excluding working capital. The Company is actively engaged in negotiations with respect to Starke.
     In March 2007, the Company signed a letter of intent to transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California to the Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) and to terminate the existing lease agreement between the two parties. Effective April 1, 2008, the Company terminated the lease agreement and transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income taxes, for the year ended December 31, 2007. During the three months ended March 31, 2008, the Company recognized a favorable impairment adjustment of $2.3 million, net of income taxes, or $0.04 per diluted share related to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
     The results of operations, net of income taxes, of Opelousas, Starke and Colorado River, as well as the Company’s other previously disposed facilities, are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     Interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million for both the three month periods ended March 31, 2008 and 2009.
     The revenues, loss before income taxes, and net loss, excluding impairment adjustment of discontinued operations for the three months ended March 31, 2008 and 2009 were as follows (in millions):

	Three Months Ended
	March 31,
	2008	2009
Revenues	$16.1	$10.8
Loss before income tax benefits	$(2.9)	$(1.7)
Net loss	$(1.8)	$(1.1)
Note 5. Repurchases of Common Stock
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. During the three months ended March 31, 2008, the Company repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of approximately $75.4 million at an average purchase price of $25.15 per share. The Company’s stock repurchase program expired on November 26, 2008. As of March 31, 2009, under the repurchase program, the Company had repurchased in the aggregate, approximately 5.2 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.55 per share. These shares have been designated by the Company as treasury stock.
     In addition to the program to repurchase common stock, the Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $1.6 million during the three months ended March 31, 2009. There were no shares redeemed during the three months ended March 31, 2008. These shares have been designated by the Company as treasury stock.
Note 6. Goodwill and Intangible Assets
     Goodwill
     SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill and intangible assets with indefinite lives to be tested at least annually for impairment and if certain events or changes in circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
     As a result of recent economic events and a decline in the Company’s stock price, the Company performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. The Company determined that a goodwill impairment charge was not required and will continue to monitor the relationship of its fair value to its book value as economic events and changes to its stock price occur.
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
     The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of FASB Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). In accordance with the provisions of FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2008 and March 31, 2009, the Company’s liability for contract-based physician minimum revenue guarantees was $22.2 million and $23.5 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.
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
     Summary of Intangible Assets
     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2008	$66.4	$(16.2)	$50.2
Additions, net of terminations	5.9	—	5.9
Amortization expense	—	(3.1)	(3.1)

Balance at March 31, 2009	$72.3	$(19.3)	$53.0

Non-competition agreements:
Balance at December 31, 2008	$20.2	$(8.1)	$12.1
Amortization expense	—	(0.3)	(0.3)

Balance at March 31, 2009	$20.2	$(8.4)	$11.8

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2008 and March 31, 2009	$6.5	$—	$6.5

Total intangible assets:
Balance at December 31, 2008	$93.1	$(24.3)	$68.8
Additions, net of terminations	5.9	—	5.9
Amortization expense	—	(3.4)	(3.4)

Balance at March 31, 2009	$99.0	$(27.7)	$71.3

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Note 7. Stock-Based Compensation
     The Company issues stock options and other stock-based awards (nonvested stock, restricted stock, and deferred stock units) to key employees and directors under its LTIP, Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). In accordance with SFAS No. 123(R), the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.
     Stock Options
     The Company estimated the fair value of stock options granted during the three months ended March 31, 2008 and 2009 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 1,076,750 and 783,800 shares of the Company’s common stock to certain key employees under the LTIP during the three months ended March 31, 2008 and 2009, respectively. The stock options that were granted during the three months ended March 31, 2008 and 2009 vest 33.3% on each grant anniversary date over three years of continued employment.
     The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2008 and 2009:

	Three Months Ended
	March 31,
	2008	2009
Expected volatility	32.0%	40.0%
Risk free interest rate (range)	1.97% - 3.74%	0.22% - 2.87%
Expected dividends	—	—
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$8.06	$7.66
     The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $2.2 million. The Company received $1.7 million in cash from stock option exercises during the three months ended March 31, 2009. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.9 million for the three months ended March 31, 2009. There were an immaterial number of options exercised during the three months ended March 31, 2008.
     As of March 31, 2009, there was $11.7 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
     Other Stock-Based Awards
     The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods ranging from six months to five years.
     During the three months ended March 31, 2008 and 2009, the Company granted 457,491 and 765,906 shares, respectively, of nonvested stock awards under the LTIP to certain key employees. All of the nonvested stock awards granted during the three months ended March 31, 2008 cliff-vest three years from the grant date. Of the 765,906 nonvested shares granted during the three months ended March 31, 2009, 358,406 ratably vest over the three year period from the grant date; 307,500 cliff-vest three years from the grant date; 50,000 cliff-vest four years from the grant date; and 50,000 cliff-vest five years from the grant date. The fair market value at the date of grant of the 457,491 and 765,906 shares of nonvested stock awards was $25.79 and $20.80 per share, respectively.
     Of the nonvested stock awards granted under the LTIP during the three months ended March 31, 2008 and 2009, 247,500 and 307,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets within a three-year period. Under the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The fair value for each of these nonvested stock awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed.
     As of March 31, 2009, there was $24.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, ODSICP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.
     Summary
     The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2008 and 2009 (in millions):

	Three Months Ended
	March 31,
	2008	2009
Other stock-based awards	$4.3	$4.0
Stock options	2.1	1.9

Total stock-based compensation expense	$6.4	$5.9

Tax benefits on stock-based compensation expense	$2.6	$2.5

     The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2008 and 2009. As of March 31, 2009, there was $36.4 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
Note 8. Interest Rate Swap
     On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank, N.A. (“Citibank”) as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”), entered into on April 15, 2005, with Citicorp North America, Inc., as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner.

Notional Amount
Date Range	(In millions)
November 30, 2007 to November 28, 2008	$750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0
     The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with SFAS No. 133, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessment during the three months ended March 31, 2009 and determined that its cash flow hedge was effective during the three months ended March 31, 2009. The Company completed its quarterly assessment during the three months ended March 31, 2008 and determined that its cash flow hedge was partially ineffective because the notional amount of the interest rate swap in effect during the period exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement.
     At December 31, 2008 and March 31, 2009, the fair value and line item caption of our interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	December 31, 2008	March 31, 2009
Derivative designated as a hedging instrument under SFAS No. 133:
Interest rate swap	Professional and general liability claims and other liabilities	$45.0	$43.0

     The following table shows the effect of our interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three months ended March 31, 2008 and 2009 (in millions):

			Location of gain (loss)	Amount of gain (loss)
			recognized in Income on	recognized in Income on
	Amount of gain (loss)		Derivative (Ineffective	Derivative (Ineffective
	recognized in OCI on		Portion and Amount	Portion and Amount
	Derivative (Effective		Excluded from	Excluded from
	Portion)		Effectiveness Testing)	Effectiveness Testing)
	2008	2009		2008	2009
Derivative in SFAS No. 133 cash flow hedging relationships:
Interest rate swap	$(11.8)	$1.4	Interest expense, net	$(0.6)	$—

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value
     Since the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model that is a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflects the contractual terms of the interest rate swap agreement, including the period to maturity, and uses observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance or credit risk and Citibank’s nonperformance or credit risk in the fair value measurements. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with SFAS No. 157.
Note 9. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2009 (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2008	2009
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$38.7	$40.1
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)

Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	38.2	39.5
Income (loss) from discontinued operations, net of income taxes	0.5	(1.1)

Net income attributable to LifePoint Hospitals, Inc.	$38.7	$38.4

Denominator:
Weighted average shares outstanding — basic	54.1	52.2
Effect of dilutive securities: stock options and other stock-based awards	1.1	0.9

Weighted average shares outstanding — diluted	55.2	53.1

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.76
Discontinued operations	0.01	(0.02)

Net income	$0.72	$0.74

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.74
Discontinued operations	0.01	(0.02)

Net income	$0.70	$0.72

     The Company’s 3 1/2% Notes and 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures and 3 1/2% Notes have been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2008 and 2009.

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
  Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $55.2 million at March 31, 2009. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $23.5 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.
  Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate patient services more effectively and is restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $48.3 million in uncompleted projects as of March 31, 2009, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2009, the Company had projects under construction with an estimated cost to complete and equip of approximately $158.2 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our 2008 Annual Report on Form 10-K. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations, inclusive of the operations of Rockdale Medical Center (“Rockdale”). The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.
     We make forward-looking statements in this report, other reports and in statements we file with the Securities and Exchange Commission and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include projections of our revenues; net income; earnings per share; capital expenditures; cash flows; debt repayments; interest rates; operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations; services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.
     In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure; our strategic goals; future acquisitions and dispositions; our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations; the performance of counterparties to our agreements; industry and general economic trends; reimbursement changes; patient volumes and related revenues; future capital expenditures; the impact of changes in our critical accounting estimates; claims and legal actions relating to professional liabilities and other matters; the impact and applicability of new accounting standards; and physician recruiting and retention.
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
     There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008. Any factor described in our Annual Report on Form 10-K for the year ended December 31, 2008 could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our Annual Report on Form 10-K that could also cause results to differ from our expectations.
Overview
     We operate general acute care hospitals in non-urban communities in the United States. At March 31, 2009, we owned or leased through our subsidiaries 49 hospitals, having a total of 5,824 licensed beds, and serving communities in 18 states. Two of these hospitals were held for sale and classified as discontinued operations in our condensed consolidated financial statements, and seven were owned by third parties and leased by our subsidiaries. Effective February 1, 2009, we acquired Rockdale, a 138 bed acute care hospital located in Conyers, Georgia. The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.

     We generate revenues primarily through hospital services offered at our facilities. We generated $685.1 million and $735.5 million in revenues from continuing operations during the three months ended March 31, 2008 and 2009, respectively. For the three months ended March 31, 2008 and 2009, we derived 42.4% and 41.1%, respectively, of our revenues from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.
     Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets, although the services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be economically viable, and any contractual or certificate of need obligations that might exist.
     Competitive and Regulatory Environment
     The environment in which our hospitals operate is extremely competitive. We face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; stand-alone centers at which surgeries or diagnostic tests can be performed; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see growth in a general shift of lower acuity procedures to outpatient settings. We have also seen the shift of increasingly complex procedures from the inpatient to the outpatient setting.
     The competition from physicians on the medical staffs of our hospitals can be especially challenging. Within their offices, physicians may provide a vast range of services that might otherwise be provided in acute care hospitals. Physicians also have a high level of influence with respect to where their patients receive healthcare services and have the sole authority to order tests. As a result of declining reimbursements to physicians, and as a result of these unique competitive advantages, we believe that physicians often provide high margin services in their offices to patients whose insurance plans pay reimbursement rates much higher than those set by Medicare or Medicaid. This trend has likely offset to some extent our efforts to improve equivalent admission rates at many of our hospitals.
     Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the U.S. has a shortage of physicians in certain practice areas, including specialists such as cardiologists and orthopedists, in various areas of the country.
     The environment in which our hospitals operate is highly regulated and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government regulations at the federal, state and local levels. These regulate every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.
     Not only are our hospitals heavily regulated, the rules, regulations and laws to which they are subject often change, with little or no notice, and they are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws is a significant component of our overall expenses. Further, this expense has grown in recent periods due to the requirements of new regulations and the severity of the penalties associated with non-compliance, and management believes compliance expenses will continue to grow in the foreseeable future.

     The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.
     The regulatory, enforcement and reimbursement environment could change substantially during 2009. President Obama has said that healthcare reform is among his administration’s highest priorities, but the details and timing of any such reform are unknown.
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
     In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. This fact may present an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new or better implement existing strategies.
     We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2008, we refined our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. During the first quarter of 2009, we have continued to strive to improve our recruiting and retention efforts including centralizing at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.
     The quality of healthcare services provided at our hospitals and perceived quality of such services, are increasingly important factors to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the core measure scores ascribed to our hospitals are determined based on the practice behaviors of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average and management’s expectation.
     Additionally, we believe that growth can also be achieved as we add new service lines in our existing markets, invest in new technologies desired by physicians and patients, and demonstrate the quality of the care provided in our facilities. For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive health care services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to promptly respond to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.
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

     We also continue to strive to improve our operating performance by improving on our revenue cycle processes, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated hospitals. We also believe that our position as the sole acute care hospital in virtually all of our communities has allowed us, and will continue to allow us, in many cases to negotiate preferred reimbursement rates with commercial insurance payors.
     Additional Growth
     Effective February 1, 2009, we acquired Rockdale, a 138 bed acute care hospital located in Conyers, Georgia (approximately 25 miles outside of Atlanta, Georgia). During 2008, Rockdale generated net revenues of approximately $120 million, which are not included in our financial results. Rockdale’s revenue for the two months we owned the hospital during the first quarter of 2009 was $21.1 million. We believe that, through group purchasing efforts and the implementation of other initiatives, Rockdale’s operating performance will improve during the remainder of 2009 and subsequent years.
     The acquisition of Rockdale is consistent with our stated goal of seeking to acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the U.S. that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets.
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
     Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.
     Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years.

     Other Events
     On February 25, 2009, we announced that our Board of Directors had amended and restated the Rights Agreement by and between us and American Stock Transfer & Trust Company, LLC as Rights Agent, which was adopted on April 15, 2005 (the “Existing Rights Agreement”). Among other changes, the Amended and Restated Agreement, dated as of February 25, 2009 (the “Amended Rights Agreement”) extends the current term to February 25, 2019, adjusts the exercise price of the preferred stock purchase rights associated with our common stock (the “Rights”) and amends the definition of “Beneficial Owner” and “Beneficially Own” to clarify that a person will be deemed to beneficially own any securities that are the subject of specified derivative transactions.
     As a result of the Board’s adoption of the Amended Rights Agreement, each of the Rights, which were previously distributed to our common shareholders under the Existing Rights Agreement, entitles the holder, if and when the Rights become exercisable, to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $125.00. Initially, the Rights will be represented by our Common Stock certificates and will not be exercisable.
     The Amended Rights Agreement is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of our stockholders. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire us to negotiate with our Board of Directors prior to attempting a takeover.
     If any person or group becomes the beneficial owner of 15% or more of our common stock (which, as provided in the Amended Rights Agreement, includes stock referenced in derivative transactions and securities), then each Right not owned by such holder will entitle its holder to purchase, at the Rights’ then-current exercise price, common shares having a market value of twice the Rights’ then-current exercise price. In addition, if, after any person has become a 15% or more stockholder, we are involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than such 15% or more stockholder) to purchase, at the Right’s then-current exercise price, common shares of the acquiring company having a value of twice the Rights’ then-current exercise price.

Results of Operations
     The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Acquisition. Represents the results of Rockdale, which we acquired effective February 1, 2009.
Admissions. Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.
bps. Basis point change.
Continuing operations. Continuing operations information includes the results of our Same-hospital operations, our Acquisition and our corporate office and excludes the results of our hospitals that are held for sale and disposed of.
Effective tax rate. Provision for income taxes as a percentage of income from continuing operations before income taxes less net income attributable to noncontrolling interests.
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
Same-hospital. Same-hospital information includes the results of the same 46 hospitals operated during the three months ended March 31, 2008 and 2009, and excludes the results of our Acquisition and our hospitals that are held for sale and disposed of.

Operating Results Summary
     The following table presents summaries of results of operations for the three months ended March 31, 2008 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2008		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$685.1	100.0%	$735.5	100.0%

Salaries and benefits	268.0	39.1	286.5	38.9
Supplies	93.3	13.6	99.6	13.5
Other operating expenses	121.0	17.7	132.7	18.1
Provision for doubtful accounts	80.9	11.8	90.2	12.3
Depreciation and amortization	32.1	4.7	35.1	4.8
Interest expense, net	26.9	3.9	25.8	3.5

	622.2	90.8	669.9	91.1

Income from continuing operations before income taxes	62.9	9.2	65.6	8.9
Provision for income taxes	(24.2)	(3.5)	(25.5)	(3.4)

Income from continuing operations	38.7	5.7	40.1	5.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.1)	(0.6)	(0.1)

Income from continuing operations attributable to LifePoint Hospitals, Inc.	$38.2	5.6%	$39.5	5.4%

For the Three Months Ended March 31, 2008 and 2009
Revenues
     The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Three Months Ended
	March 31,		Increase	% Increase
	2008	2009	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$685.1	$735.5	$50.4	7.4%
Admissions	51,114	49,519	(1,595)	(3.1)
Equivalent admissions	97,270	98,394	1,124	1.2
Revenues per equivalent admission	$7,042	$7,475	$433	6.1
Medicare case mix index	1.27	1.31	0.04	3.1
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	13,907	13,818	(89)	(0.6)
Outpatient surgeries	35,270	36,559	1,289	3.7
Emergency room visits	228,060	226,688	(1,372)	(0.6)
Outpatient factor	1.90	1.99	0.09	4.7

	Three Months Ended
	March 31,		Increase	% Increase
	2008	2009	(Decrease)	(Decrease)
Same-hospital:
Revenues (dollars in millions)	$685.1	$714.4	$29.3	4.3%
Admissions	51,114	48,035	(3,079)	(6.0)
Equivalent admissions	97,270	95,782	(1,488)	(1.5)
Revenues per equivalent admission	$7,042	$7,459	$417	5.9
Medicare case mix index	1.27	1.29	0.02	1.6
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	13,907	13,359	(548)	(3.9)
Outpatient surgeries	35,270	35,233	(37)	(0.1)
Emergency room visits	228,060	220,056	(8,004)	(3.5)
Outpatient factor	1.90	1.99	0.09	4.7
     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months
	Ended
	March 31,
	2008	2009
Medicare	32.7%	30.9%
Medicaid	9.7	10.2
HMOs, PPOs and other private insurers	43.2	43.7
Self-Pay	11.3	12.5
Other	3.1	2.7

	100.0%	100.0%

     The table above is inclusive of certain changes we have made to our historical practices regarding sources of revenues. Specifically, we previously classified uninsured discounts as revenue deductions for HMOs, PPOs and other private insurers. We changed the classification of uninsured discounts to revenue deductions for self-pay revenues effective in our June 30, 2008 quarterly report on Form 10-Q for all periods previously reported. This change had no impact on our historical results of operations. Generally, these reclassifications reduced self-pay as a percentage of total revenues and increased HMOs, PPOs, and other private insurers as a percentage of total revenues. We have determined that it is more appropriate to apply uninsured discounts as revenue deductions against self-pay revenues rather than against HMOs, PPOs and other private insurers revenues. The sources of our revenues are further described in “Overview – Revenue Sources” above.
     Revenues for the three months ended March 31, 2009 were $735.5 million, an increase of $50.4 million or 7.4% over the same period last year. Of this increase, $21.1 million, or 41.9%, is attributable to our Acquisition. Additionally, our revenues increased primarily as the result of an increase in our revenues per equivalent admission. Same-hospital revenue per equivalent admission increased 5.9% to $7,459 during the three months ended March 31, 2009, compared to $7,042 for the same period last year. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvement in third party payor contracting; and benefits associated with Medicare’s hospital market basket updates.
     Same-hospital revenues during the three months ended March 31, 2009 were negatively impacted by declines in admissions and equivalent admissions. Same-hospital equivalent admissions of 95,782 for the three months ended March 31, 2009, declined 1.5% as compared to the same period last year. This decline is the result of fewer admissions partially attributable to the leap year impact in 2008 plus lower flu-related admissions as compared to those that occurred during February and March of 2008. We continued to experience declines in our inpatient surgeries and emergency room visits as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population. Same-hospital equivalent admission declines were partially offset by an increased outpatient factor of 1.99 compared to 1.90 in the same period last year.

Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2008	Revenues	2009	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$268.0	39.1%	$286.5	38.9%	$18.5	6.9%
Man-hours per equivalent admission	90.3	N/A	90.5	N/A	0.2	0.2%
Salaries and benefits per equivalent admission	$2,736	N/A	$2,891	N/A	$155	5.7%
     For the three months ended March 31, 2009, our salaries and benefits expense increased to $286.5 million or 6.9% as compared to $268.0 million for the same period last year. Of this increase, $9.1 million, or 49.2%, is attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the three months ended March 31, 2009 as compared to the same period last year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor component. As we continue to employ an increasing number of medical professionals including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.
Supplies
     The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2008	Revenues	2009	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$93.3	13.6%	$99.6	13.5%	$6.3	6.8%
Supplies per equivalent admission	$957	N/A	$1,009	N/A	$52	5.4%
     For the three months ended March 31, 2009, our supplies expense increased to $99.6 million or 6.8% as compared to $93.3 million for the same period last year. Of this increase, $3.3 million, or 52.4%, is attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 5.4% to $1,009 as compared to $957 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. These increases were partially offset by period over period declines in our pharmacy costs and laboratory supply expenses. As a percentage of revenues, our supplies expense decreased to 13.5% for the three months ended March 31, 2009 as compared to 13.6% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2008	Revenues	2009	Revenues	(Decrease)	(Decrease)
Professional fees	$15.7	2.3%	$16.6	2.3%	$0.9	5.7%
Utilities	12.0	1.8	12.8	1.7	0.8	6.1
Repairs and maintenance	13.7	2.0	15.6	2.1	1.9	14.3
Rents and leases	6.2	0.9	7.3	1.0	1.1	17.8
Insurance	9.8	1.4	12.1	1.6	2.3	24.1
Physician recruiting	4.5	0.7	6.3	0.9	1.8	41.1
Contract services	33.9	4.9	35.5	4.8	1.6	4.7
Non-income taxes	9.9	1.4	10.4	1.4	0.5	4.8
Other	15.3	2.3	16.1	2.3	0.8	5.5

	$121.0	17.7%	$132.7	18.1%	$11.7	9.7%

     For the three months ended March 31, 2009, our other operating expenses increased to $132.7 million or 9.7% as compared to $121.0 million for the same period last year. Of this increase, $3.1 million, or 26.5%, is attributable to our Acquisition. Of the remaining $8.6 million increase in other operating expenses, the majority was primarily the result of increases in professional fees, repairs and maintenance, insurance and physician recruiting.
     As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology and emergency room physician coverage. Also, an increasing number of physicians are demanding that our hospitals retain hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will climb in future periods.
     Our repairs and maintenance expense increased primarily as a result of the higher cost of maintaining equipment as warranties expire, increases in certain equipment service contracts and a number of repair projects at many of our hospitals.
     The increase in our insurance expense during the three months ended March 31, 2009, as compared to the same period last year, was the result of an increase in our professional and general liability claims reserves. During the three months ended March 31, 2009, our professional and general liability claims expense increased as compared to the same period last year as we increased our estimated exposure on certain potential and outstanding claims.
     Finally, our physician recruiting expense increased primarily as a result of an increase in the amortization expense associated with a greater number of physician minimum revenue guarantees outstanding and an increase in recruiting fees paid. To attract and retain qualified physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels. We expect to experience an increasing number of physician minimum revenue guarantee arrangements and, accordingly, we anticipate higher recruiting fees and increases to the amortization expense associated with the physician minimum revenue guarantee intangible asset during the remainder of 2009.

     Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2008	Revenues	2009	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$80.9	11.8%	$90.2	12.3%	$9.3	11.6%
Related key indicators:
Charity care write-offs	$13.5	0.8%	$12.4	0.7%	$(1.1)	(7.8)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$77.6	11.3%	$92.3	12.5%	$14.7	18.9%
     Our provision for doubtful accounts increased by $9.3 million, or 11.6% to $90.2 million for the three months ended March 31, 2009 as compared to the same period last year. This increase was primarily the result of our Acquisition and an increase in our self-pay revenues. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended March 31, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2008 Annual Report on Form 10-K.
Depreciation and Amortization
     For the three months ended March 31, 2009, our depreciation and amortization expense increased to $35.1 million or 9.4% as compared to $32.1 million for the same period last year. Of this increase, $0.8 million, or 26.7%, is attributable to our Acquisition. Additionally, our depreciation and amortization expense increased largely as a result of capital improvement projects completed during 2008, normal replacement costs of facilities and equipment and the amortization of separately identifiable intangible assets such as non-compete agreements.
Interest Expense
     Our interest expense of $25.8 million, or 3.5% of revenues, for the three months ended March 31, 2009, was $1.1 million less than the $26.9 million or 3.9% of revenues, for the same period last year. The decrease in interest expense for the three months ended March 31, 2009 as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Specifically, as the notional amount of our interest rate swap declined to $600.0 million on November 28, 2008, a larger amount of our total outstanding debt became subject to floating interest rates that are lower than the same period last year. As a result of a recently issued accounting pronouncement, FSP APB 14-1, we recognized additional interest expense on our convertible debt instruments of approximately $4.8 million and $5.1 million for the three months ended March 31, 2008 and 2009, respectively. For a further discussion of the impact of our adoption of FSP APB 14-1, please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”
Provision for Income Taxes
     The provision for income taxes was $25.5 million, or 3.4% of revenues for the three months ended March 31, 2009, as compared to $24.2 million, or 3.5% of revenues for the same period last year. The effective tax rate increased slightly to 39.2% for the three months ended March 31, 2009 compared to 38.8% reported for the prior period last year. This increase in the effective tax rate to 39.2% was largely due to the absence of favorable adjustments to the income tax provision in the same period last year. Specifically, during the three months ended March 31, 2008, we recognized certain restructuring benefits and a reduction in our valuation allowance against our deferred tax assets. The $1.3 million increase was largely due to higher pretax book income for the three months ended March 31, 2009 as compared to the same period last year.

Net income attributable to noncontrolling interests
     Net income attributable to noncontrolling interests was $0.5 million and $0.6 million for the three months ended March 31, 2008 and 2009, respectively. Net income attributable to noncontrolling represents the allocable portion of income or loss of our less than 100% owned entities that we control to which the noncontrolling interests holders are entitled based upon their portion of certain of the subsidiaries that they own.
Liquidity and Capital Resources
Liquidity
     Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth, expend funds on capital expenditures and fund certain small to mid-size hospital acquisitions.
     The following table presents summarized cash flow information for the three months ended March 31, 2008 and 2009 (in millions):

	Three Months Ended
	March 31,
	2008	2009
Net cash flows provided by continuing operations	$104.7	$91.9
Less: Purchase of property and equipment	(32.9)	(43.1)

Free operating cash flow	71.8	48.8

Acquisitions, net of cash acquired	—	(78.2)
Proceeds from exercise of stock options	—	1.7
Repurchases of common stock	(87.6)	(1.6)
Other	(0.2)	(0.4)
Cash flows from operations used in discontinued operations	(3.7)	(1.5)
Cash flows from investing activities used in discontinued operations	(0.5)	—

Net decrease in cash and cash equivalents	$(20.2)	$(31.2)

     The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows provided by continuing operating activities during the three months ended March 31, 2009 were negatively impacted by an increase in our cash payments for accounts payable and accrued expenses as compared to the three months ended March 31, 2008. Additionally, our cash flows provided by continuing operations was lower for the three months ended March 31, 2009 as a larger percentage of our revenues were incurred later in the quarter during the three months ended March 31, 2009 as compared to the same period last year. As a result, we anticipate higher cash collections of our first quarter revenues during the three months ended June 30, 2009 as compared to the same period last year.
     We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our condensed consolidated statements of cash flows presented in our condensed consolidated financial statements included elsewhere in this report.

Capital Expenditures
     We have also made significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.
     The following table reflects our capital expenditures for the three months ended March 31, 2008 and 2009 indicated (dollars in millions):

	Three Months Ended
	March 31,
	2008	2009
Capital projects	$20.5	$29.3
Routine	12.1	11.5
Information systems	0.3	2.3

	$32.9	$43.1

Depreciation expense	$31.8	$34.8

Ratio of capital expenditures to depreciation expense	103.5%	123.9%

     We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care.
Debt
     An analysis and roll-forward of our long-term debt, including current portion, for the three months ended March 31, 2009 is as follows (in millions):

				Amortization of
	December 31,	Proceeds from	Payments of	Convertible Debt		March 31,
	2008	Borrowings	Borrowings	Discounts	Other (a)	2009
Senior Secured Credit Facilities:
Term B Loans	$706.4	$—	$—	$—	$—	$706.4
Revolving Loans	—	—	—	—	—	—
Province 7½% Senior Subordinated Notes	6.1	—	—	—	—	6.1
3¼% Debentures	225.0	—	—	—	—	225.0
3½% Notes	575.0	—	—	—	—	575.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(123.5)	—	—	5.1	—	(118.4)
Capital leases	4.2	—	(0.4)	—	1.3	5.1

	$1,393.2	$—	$(0.4)	$5.1	$1.3	$1,399.2

(a)	Represents the assumption of capital lease obligations in connection with the Company’s acquisition of Rockdale effective February 1, 2009.

     We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt (dollars in millions):

	December 31,	March 31,	Increase
	2008	2009	(Decrease)
Current portion of long-term debt	$1.1	$1.4	$0.3
Long-term debt	1,392.1	1,397.8	5.7
Unamortized discounts of convertible debt instruments (a)	123.5	118.4	(5.1)

Total debt, excluding unamortized discounts of convertible debt instruments	1,516.7	1,517.6	0.9
Total LifePoint Hospitals, Inc. stockholders’ equity (a)	1,658.4	1,704.6	46.2

Total capitalization	$3,175.1	$3,222.2	$47.1

Total debt to total capitalization	47.8%	47.1%	(0.7)%

Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments (a)	53.4%	53.5%
Variable rate debt (b)	46.6	46.5

	100.0%	100.0%

Percentage of:
Senior debt	46.8%	46.9%
Subordinated debt, excluding unamortized discounts of convertible debt instruments (a)	53.2	53.1

	100.0%	100.0%

(a)	Effective January 1, 2009, we adopted the provisions of FSP APB 14-1. The adoption of FSP APB 14-1 required us to retrospectively restate prior periods to separately reflect the liability and equity components of our convertible debt instruments and to recognize interest expense for the related debt at our market rate of borrowing for non-convertible debt instruments as opposed to the explicit rate of our convertible debt instruments. Please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report for an additional discussion of the impact the adoption of FSP APB 14-1 had on our total debt and stockholders’ equity.

(b)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.6% to 7.0% as of December 31, 2008 and from 46.5% to 7.0% as of March 31, 2009. Please refer to Note 8 to our accompanying consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources
Senior Secured Credit Facilities
Terms
     Our credit agreement with Citicorp North America, Inc. (“CITI”), as administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to Lender approval. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four equal installments totaling $706.4 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.
Letters of Credit and Availability
     As of March 31, 2009, we had $36.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $413.2 million as of March 31, 2009, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of March 31, 2009, all of which is available under the additional tranches.
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
     As of March 31, 2009, the applicable annual interest rate under the Term B Loans was 2.89%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 1.26% at March 31, 2009. The weighted-average applicable annual interest rate for the three months ended March 31, 2009 under the Term B Loans was 3.53%.

Covenants
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the periods ending on March 31, 2009 through December 31, 2009 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

			Level at
	Requirement		March 31, 2009
Minimum Interest Coverage Ratio	≥	3.50:1.00	5.95
Maximum Total Leverage Ratio	≤	4.00:1.00	3.13
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
Interest Rate Swap
     We have an interest rate swap agreement with Citibank, N.A. (“Citibank) as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with SFAS No. 157. Please refer to Note 8 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2009 to be consistent with capital expenditures incurred in 2008. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and are restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2009, we had projects under construction with an estimated additional cost to complete and equip of approximately $158.2 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.
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
     We believe that cash generated from our operations and borrowings available under our credit arrangements will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. We anticipate working on maturity date extensions for our Term A Loans and Revolving Loans during 2009.
Contractual Obligations
     We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2009, there were no material changes in our contractual obligations as presented in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $36.8 million as of March 31, 2009, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.
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
     Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008 and continue to include the following areas:
•	Revenue recognition/Allowance for contractual discounts;

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Goodwill impairment analysis;

•	Professional and general liability claims;

•	Accounting for stock-based compensation; and

•	Accounting for income taxes.
     Recently Issued Accounting Pronouncements
     Please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.
Contingencies
     Please refer to Note 10 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:
•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments; and

•	Acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rates
     The following discussion relates to our exposure to market risk based on changes in interest rates:
Outstanding Debt
     We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $600.0 million at March 31, 2009 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.
     As of March 31, 2009, we had outstanding debt, excluding $118.4 million of unamortized discounts on our convertible debt instruments, of $1,517.6 million, 46.5%, or $706.4 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.5% to 7.0% as of March 31, 2009.
     Our Term B Loans, 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2008 and March 31, 2009. The carrying amount and fair value of these instruments as of December 31, 2008 and March 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31,	March 31,	December 31,	March 31,
	2008	2009	2008	2009
Term B Loans	$706.4	$706.4	$586.3	$651.7
3 1/2% Notes, excluding unamortized discount	$575.0	$575.0	$387.3	$411.1
3 1/4% Debentures, excluding unamortized discount	$225.0	$225.0	$162.0	$168.8
     The fair values of our Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at December 31, 2008 and March 31, 2009.
Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at March 31, 2009. As a result, the interest rate market risk implicit in these investments at March 31, 2009, if any, is low.
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
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes our share repurchase activity by month for the three months ended March 31, 2009:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Weighted	Part of a	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
(In millions)
January 1, 2009 to January 31, 2009(a)	2,236	$22.84	—	$—
February 1, 2009 to February 28, 2009(a)	68,020	$22.77	—	$—
March 1, 2009 to March 31, 2009	—	$—	—	$—

Total	70,256	$22.77	—	$—

(a)	These relate to shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

4.1	Amended and Restated Rights Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By:	/s/ Michael S. Coggin
Michael S. Coggin
Chief Accounting Officer (Principal Accounting Officer)

Date: May 4, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

4.1	Amended and Restated Rights Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.