Form 10-Q
period 2009-06-30
LIFEPOINT HOSPITALS, INC.
filed 2009-08-07
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,785,265.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Revenues	$735.3	$665.7	$1,470.8	$1,350.8

Salaries and benefits	292.7	263.9	579.2	531.9
Supplies	102.3	93.0	201.9	186.3
Other operating expenses	138.6	122.9	271.3	243.9
Provision for doubtful accounts	92.2	74.9	182.4	155.8
Depreciation and amortization	35.9	33.5	71.0	65.6
Interest expense, net	25.9	26.8	51.7	53.7
Impairment loss	—	0.3	—	0.3

	687.6	615.3	1,357.5	1,237.5

Income from continuing operations before income taxes	47.7	50.4	113.3	113.3
Provision for income taxes	18.2	20.3	43.7	44.5

Income from continuing operations	29.5	30.1	69.6	68.8

Discontinued operations, net of income taxes:
Loss from discontinued operations	(2.1)	(1.4)	(3.2)	(3.2)
Impairment adjustment	—	—	—	2.3
Loss on sale of hospital	(0.6)	(0.3)	(0.6)	(0.3)

Loss from discontinued operations	(2.7)	(1.7)	(3.8)	(1.2)

Net income	26.8	28.4	65.8	67.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(1.1)	(1.1)

Net income attributable to LifePoint Hospitals, Inc.	$26.3	$27.8	$64.7	$66.5

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.55	$0.57	$1.31	$1.27
Discontinued operations	(0.05)	(0.04)	(0.08)	(0.02)

Net income	$0.50	$0.53	$1.23	$1.25

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.54	$0.55	$1.29	$1.25
Discontinued operations	(0.05)	(0.03)	(0.08)	(0.02)

Net income	$0.49	$0.52	$1.21	$1.23

Weighted average shares and dilutive securities outstanding:
Basic	52.8	52.2	52.5	53.1

Diluted	53.6	53.2	53.3	54.2

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$29.0	$29.5	$68.5	$67.7
Loss from discontinued operations, net of income taxes	(2.7)	(1.7)	(3.8)	(1.2)

Net income	$26.3	$27.8	$64.7	$66.5

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2009	2008 (a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.0	$75.7
Accounts receivable, less allowances for doubtful accounts of $407.7 and $374.4 at June 30, 2009 and December 31, 2008, respectively	340.5	315.9
Inventories	72.5	69.6
Assets held for sale	7.1	21.6
Prepaid expenses	14.6	12.0
Income taxes receivable	11.9	19.9
Deferred tax assets	112.4	103.4
Other current assets	29.2	19.2

	660.2	637.3

Property and equipment:
Land	74.9	71.1
Buildings and improvements	1,339.7	1,257.2
Equipment	792.4	737.9
Construction in progress (estimated cost to complete and equip after June 30, 2009 is $125.8)	34.4	39.7

	2,241.4	2,105.9
Accumulated depreciation	(754.8)	(689.9)

	1,486.6	1,416.0

Deferred loan costs, net	27.6	31.3
Intangible assets, net	69.5	68.8
Other	3.8	10.4
Goodwill	1,524.5	1,516.5

Total assets	$3,772.2	$3,680.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76.6	$92.3
Accrued salaries	82.3	73.2
Other current liabilities	110.1	94.5
Current maturities of long-term debt	1.1	1.1

	270.1	261.1

Long-term debt	1,388.5	1,392.1
Deferred income taxes	152.6	153.2
Reserves for self-insurance claims and other liabilities	145.0	146.2
Long-term income tax liability	59.5	59.4

Total liabilities	2,015.7	2,012.0

Redeemable noncontrolling interests	12.0	12.8

Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 60,214,988 and 58,787,009 shares issued at June 30, 2009 and December 31, 2008, respectively	0.6	0.6
Capital in excess of par value	1,234.7	1,212.6
Accumulated other comprehensive loss	(23.8)	(28.3)
Retained earnings	679.1	614.4
Common stock in treasury, at cost, 5,459,459 and 5,346,156 shares at June 30, 2009 and December 31, 2008, respectively	(149.9)	(147.3)

Total LifePoint Hospitals, Inc. stockholders’ equity	1,740.7	1,652.0
Noncontrolling interests	3.8	3.5

Total equity	1,744.5	1,655.5

Total liabilities and equity	$3,772.2	$3,680.3

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Cash flows from operating activities:
Net income	$26.8	$28.4	$65.8	$67.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.7	1.7	3.8	1.2
Stock-based compensation	4.7	5.7	10.6	12.1
ESOP expense (non-cash portion)	—	2.1	—	3.9
Depreciation and amortization	35.9	33.5	71.0	65.6
Amortization of physician minimum revenue guarantees	3.1	2.2	6.2	4.2
Amortization of convertible debt discounts	5.2	4.8	10.3	9.6
Amortization of deferred loan costs	1.8	1.9	3.7	3.7
Deferred income taxes (benefit)	(4.7)	6.6	(10.7)	6.1
Reserves for self-insurance claims, net of payments	5.5	6.9	11.1	8.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	6.0	5.8	(15.4)	(2.8)
Inventories and other current assets	(3.2)	7.6	(2.9)	4.5
Accounts payable and accrued expenses	3.1	(6.7)	(5.7)	(3.9)
Income taxes payable/receivable	(20.2)	(27.8)	11.0	(4.0)
Other	0.4	0.8	0.2	2.3

Net cash provided by operating activities — continuing operations	67.1	73.5	159.0	178.2
Net cash used in operating activities — discontinued operations	(1.4)	(1.4)	(2.9)	(5.1)

Net cash provided by operating activities	65.7	72.1	156.1	173.1

Cash flows from investing activities:
Purchase of property and equipment	(42.0)	(41.1)	(85.1)	(74.0)
Acquisitions, net of cash acquired	(1.5)	(9.3)	(79.7)	(9.3)
Proceeds from sale of business	3.9	—	3.9	—

Net cash used in investing activities — continuing operations	(39.6)	(50.4)	(160.9)	(83.3)
Net cash provided by (used in) investing activities — discontinued operations	10.4	(4.5)	10.4	(5.0)

Net cash used in investing activities	(29.2)	(54.9)	(150.5)	(88.3)

Cash flows from financing activities:
Proceeds from borrowings	—	10.4	—	10.4
Payments on borrowings	(13.5)	—	(13.5)	—
Repurchases of common stock	(1.0)	(30.5)	(2.6)	(118.1)
Proceeds from exercise of stock options	7.9	0.1	9.6	0.1
Proceeds from employee stock purchase plans, net of refunds	—	(0.1)	0.4	0.3
Distributions to noncontrolling interests, net of proceeds	(0.3)	(0.7)	(0.7)	(1.0)
Purchase of redeemable noncontrolling interests	(0.8)	—	(0.8)	—
Capital lease payments and other	(1.3)	(4.7)	(1.7)	(5.0)

Net cash used in financing activities	(9.0)	(25.5)	(9.3)	(113.3)

Change in cash and cash equivalents	27.5	(8.3)	(3.7)	(28.5)
Cash and cash equivalents at beginning of period	44.5	32.9	75.7	53.1

Cash and cash equivalents at end of period	$72.0	$24.6	$72.0	$24.6

Supplemental disclosure of cash flow information:
Interest payments	$22.5	$24.0	$38.7	$41.1

Capitalized interest	$0.3	$0.2	$0.6	$0.3

Income taxes paid, net	$43.1	$40.8	$43.6	$41.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2009
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (loss)	Earnings	Stock	Interests	Total
Balance at December 31, 2008 (a)	53.4	$0.6	$1,212.6	$(28.3)	$614.4	$(147.3)	$3.5	$1,655.5
Comprehensive income:
Net income	—	—	—	—	64.7	—	1.1	65.8
Net change in fair value of interest rate swap, net of tax provision of $2.4	—	—	—	4.5	—	—	—	4.5

Total comprehensive income	—	—	—	—	—	—	—	70.3

Exercise of stock options and tax benefits of stock-based awards	0.8	—	11.0	—	—	—	—	11.0
Stock activity in connection with employee stock purchase plan	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	0.8	—	10.6	—	—	—	—	10.6
Repurchases of common stock, at cost	(0.2)	—	—	—	—	(2.6)	—	(2.6)
Cash proceeds from (cash distributions to) noncontrolling interests	—	—	0.1	—	—	—	(0.8)	(0.7)

Balance at June 30, 2009	54.8	$0.6	$1,234.7	$(23.8)	$679.1	$(149.9)	$3.8	$1,744.5

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited
Note 1. Basis of Presentation
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our,” or “us.” At June 30, 2009, on a consolidated basis, the Company’s subsidiaries owned or leased 48 hospitals, including one hospital that was held for sale, serving non-urban communities in 18 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include LifePoint corporate overhead costs, which were $24.5 million and $23.3 million for the three months ended June 30, 2009 and 2008, respectively, and $50.9 million and $47.5 million for the six months ended June 30, 2009 and 2008, respectively.
     Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations and for the Company’s January 1, 2009 adoptions of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”), and FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), as further discussed in Note 2.
Note 2. New Accounting Standards
     SFAS No. 160
     Effective January 1, 2009, the Company adopted SFAS No. 160. SFAS No. 160 defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. The following is a summary of the changes the Company made as a result of the implementation of this standard:
•	The Company reclassified a portion of its noncontrolling interests from the mezzanine section of its accompanying condensed consolidated balance sheets to equity. As of December 31, 2008, this reclassification totaled $3.5 million. Certain of the Company’s noncontrolling interests will continue to be classified in the mezzanine section of its accompanying condensed consolidated balance sheets as these noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with EITF Topic D-98. Redemption of these interests features would require the delivery of cash.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Net income attributable to noncontrolling interests is no longer deducted to arrive at net income. Instead, net income is attributed to the controlling and noncontrolling interests in the accompanying condensed consolidated statements of operations. As a result, net income for the three and six months ended June 30, 2008 increased by $0.6 million and $1.1 million, respectively, from net income previously reported. These changes had no impact on the Company’s earnings per share calculations.
FSP APB 14-1
     Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (“3 1/2% Notes”) and its 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (“3 1/4% Debentures”) are within the scope of FSP APB 14-1. Therefore, the Company recorded the debt components of its 3 1/2% Notes and its 3 1/4% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt. The Company measured the fair value of the debt components of its 3 1/2% Notes at issuance based on an effective interest rate of 7.375% and its 3 1/4% Debentures at issuance based on an effective interest rate of 6.5%. As a result, the Company has attributed $162.6 million of the proceeds received in connection with the original issuances to the conversion feature of both of its convertible debt instruments. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in capital in excess of par value in the accompanying condensed consolidated balance sheets. The implementation of FSP APB 14-1 resulted in a decrease to the Company’s net income and earnings per share for all periods presented. However, there is no effect on the Company’s cash interest payments.
     During the three months ended March 31, 2009, the Company determined that the adoption of FSP APB 14-1 resulted in the recognition of a deferred income tax liability in the amount of $59.4 million. During the three months ended June 30, 2009, the Company determined that the actual amount of deferred income tax liability recognized in connection with the adoption of FSP APB 14-1 was $66.3 million. The following is a summary of the line items in the Company’s December 31, 2008 accompanying condensed consolidated balance sheet impacted by the adjustment made during the three months ended June 30, 2009 (in millions):

	As Previously
	Reported in the
	Company's	Adjustment
	Form 10-Q for	Made During
	the Three	the Three
	Months Ended	Months Ended	As Currently
	March 31, 2009	June 30, 2009	Reported
Condensed consolidated balance sheet as of December 31, 2008:
Deferred income taxes	$146.8	$6.4	$153.2
Capital in excess of par value	$1,219.5	$(6.9)	$1,212.6
Retained earnings	$613.9	$0.5	$614.4

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the line items impacted by the adoption of FSP APB 14-1 in the Company’s December 31, 2008 accompanying condensed consolidated balance sheet and accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 (in millions, except per share amounts):

			Adjustments
			for
	As Originally	Adjustments for the	Discontinued	As Currently
	Reported	Adoption of FSP APB 14-1	Operations	Reported
Condensed consolidated balance sheet as of December 31, 2008:
Long-term debt	$1,515.6	$(123.5)	$—	$1,392.1
Deferred income taxes	$103.1	$50.1	$—	$153.2
Capital in excess of par value	$1,116.3	$96.3	$—	$1,212.6
Retained earnings	$637.3	$(22.9)	$—	$614.4

Condensed consolidated statement of operations for the three months ended June 30, 2008:
Interest expense, net	$22.2	$4.8	$(0.2)	$26.8
Provision for income taxes	$21.9	$(2.1)	$0.5	$20.3
Net income attributable to LifePoint Hospitals, Inc.	$30.5	$(2.7)	$—	$27.8
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.58	$(0.05)	$—	$0.53
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.57	$(0.05)	$—	$0.52

Condensed consolidated statement of operations for the six months ended June 30, 2008:
Interest expense, net	$44.7	$9.6	$(0.6)	$53.7
Provision for income taxes	$46.7	$(3.8)	$1.6	$44.5
Net income attributable to LifePoint Hospitals, Inc.	$72.3	$(5.8)	$—	$66.5
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.36	$(0.11)	$—	$1.25
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.33	$(0.10)	$—	$1.23
     The principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30, 2009	December 31, 2008
3 1/2% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(89.9)	(97.4)

Net carrying balance	$485.1	$477.6

3 1/4% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(23.3)	(26.1)

Net carrying balance	$201.7	$198.9

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

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and six months ended June 30, 2009 and 2008, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
3 1/2% Notes:
Contractual cash interest expense	$5.1	$5.1	$10.1	$10.1
Non-cash interest expense (discount amortization)	3.8	3.5	7.5	7.0

Total interest expense	$8.9	$8.6	$17.6	$17.1

3 1/4% Debentures:
Contractual cash interest expense	$1.8	$1.8	$3.6	$3.6
Non-cash interest expense (discount amortization)	1.4	1.3	2.8	2.6

Total interest expense	$3.2	$3.1	$6.4	$6.2

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
     In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“ FSP SFAS 141(R)-1”) which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if the fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, FSP SFAS 141(R)-1 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP SFAS 141(R)-1 was effective for all business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009, without a material impact to its condensed consolidated financial statements.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”)
     In September 2006, the FASB issued SFAS No. 157, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted without material impact to its condensed consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.
     On January 1, 2009, the Company adopted without material impact to its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. FSP SFAS 157-4 clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of FSP SFAS 157-4 does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate. The Company adopted the provisions of FSP SFAS 157-4 effective April 1, 2009, without a material impact to its condensed consolidated financial statements.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS No. 161”)
     In March 2008, the FASB issued SFAS No. 161, which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s financial position or results of operations. The Company’s derivative instrument and hedging activities are further described in Note 8.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS No. 107-1 and APB 28-1”)
     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, which amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting”, to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP SFAS No. 107-1 and APB 28-1 effective April 1, 2009, without a material impact to its condensed consolidated financial statements. The fair value of the Company’s financial instruments are further described below.
     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     Long—Term Debt. The Company’s term B loans under its credit agreement (the “Term B Loans”), 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of June 30, 2009 and December 31, 2008. The carrying amount and fair value of these instruments as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$654.8	$586.3
3 1/2% Notes, excluding unamortized discount	$575.0	$575.0	$465.8	$387.3
3 1/4% Debentures, excluding unamortized discount	$225.0	$225.0	$181.1	$162.0
     The fair values of our Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at June 30, 2009 and December 31, 2008.
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
     The fair value of the Company’s interest rate swap at June 30, 2009 and December 31, 2008 reflects a liability of approximately $38.1 million and $45.0 million, respectively, and is included in reserves for self-insurance claims and other liabilities in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 8.
     SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”)
     In May 2009, the FASB issued SFAS No. 165, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. SFAS No. 165 was effective on June 30, 2009 for the Company. See Note 11, “Subsequent Events,” for disclosure of the date through which subsequent events are disclosed.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”, (“SFAS No. 168”)
     In June 2009, the FASB issued SFAS No. 168, which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements. However, all references to GAAP provided in the notes to the Company’s consolidated financial statements will be updated to conform to the FASB Accounting Standards CodificationTM.
Note 3. Acquisition
     Effective February 1, 2009, the Company acquired Rockdale Medical Center (“Rockdale”), a 138 bed hospital located in Conyers, Georgia, from the Hospital Authority of Rockdale County and Rockdale Medical Center, Inc. The Company funded the purchase price of Rockdale of $80.0 million plus net working capital with available cash.
     Under the acquisition method of accounting, in accordance with SFAS No. 141(R), the purchase price of Rockdale was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of February 1, 2009. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations of Rockdale are included in the Company’s results of operations beginning February 1, 2009.
     The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$12.4
Inventories	2.1
Prepaid expenses and other current assets	0.6
Property and equipment	71.4
Goodwill	8.6

Total assets acquired, excluding cash	95.1

Accounts payable	6.2
Accrued salaries	3.6
Other current liabilities	1.4
Capital leases	1.3

Total liabilities assumed	12.5

Net assets acquired	$82.6

     The valuation of accounts receivable has been prepared on a preliminary basis. The Company is currently assessing the valuation of the accounts receivable acquired and expects to finalize its analysis during the third quarter of 2009. Once finalized, the Company will adjust the purchase price allocation to reflect its final assessment.
Note 4. Discontinued Operations
     In September 2008, the Company’s management committed to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. The Company sold Opelousas effective May 1, 2009 for $13.7 million, including working capital, which was comprised of approximately $4.7 million in cash and a $9.0 million note. The note was repaid in full to the Company in July 2009. In connection with the Company’s disposal of Opelousas, it recognized a loss on sale of $0.6 million, net of income tax benefits. Additionally, the Company completed its sale of Starke effective July 1, 2009 for $6.3 million, including net working capital.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2007, the Company signed a letter of intent to transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California to the Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) and to terminate the existing lease agreement between the two parties. Effective April 1, 2008, the Company terminated the lease agreement and transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income taxes, for the year ended December 31, 2007. During the six months ended June 30, 2008, the Company recognized a favorable impairment adjustment of $2.3 million, net of income taxes, or $0.04 per diluted share related to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.
     The results of operations, net of income taxes, of Opelousas, Starke and Colorado River, as well as the Company’s other previously disposed facilities, are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     Interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.2 million for the three months ended June 30, 2008 and $0.3 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. There was no allocation of interest expense to discontinued operations for the three months ended June 30, 2009.
     The revenues, loss before income taxes, and net loss, excluding impairment adjustment and loss on sale of hospital of discontinued operations for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$5.3	$14.7	$16.1	$30.8
Loss before income tax benefits	$(4.0)	$(2.2)	$(5.7)	$(5.1)
Net loss	$(2.1)	$(1.4)	$(3.2)	$(3.2)
Note 5. Repurchases of Common Stock
     In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. During the three and six months ended June 30, 2008, the Company repurchased approximately 0.9 million and 3.9 million shares for an aggregate purchase price, including commissions, of approximately $28.3 million and $103.7 million at an average purchase price of $31.25 and $26.57 per share, respectively. At the time the program expired on November 26, 2008, the Company had repurchased in the aggregate, approximately 5.3 million shares at an aggregate purchase price, including commissions, of approximately $144.9 million with an average purchase price of $27.55 per share. These shares have been designated by the Company as treasury stock.
     In August 2009, the Company’s Board of Directors authorized the repurchase over the next 18 months of up to $ 100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to certain limitations. The Company is not obligated to repurchase any specific number of shares under the program.
     Additionally, the Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.1 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $1.0 million and $2.2 million during the three months ended June 30, 2009 and 2008, respectively. Additionally, the Company redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $2.6 million and $2.2 million during the six months ended June 30, 2009 and 2008, respectively. These shares have been designated by the Company as treasury stock.

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
     The Company performed its most recent goodwill impairment testing as of December 31, 2008 and determined that a goodwill impairment charge was not required. However, the Company will continue to monitor the relationship of its fair value to its book value as economic events and changes to its stock price occur.
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
     The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of FASB Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). In accordance with the provisions of FSP FIN 45-3, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of June 30, 2009 and December 31, 2008, the Company’s liability for contract-based physician minimum revenue guarantees was $21.3 million and $22.2 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.
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

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summary of Intangible Assets
     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2008	$66.4	$(16.2)	$50.2
Additions, net of terminations	5.7	1.9	7.6
Amortization expense	—	(6.2)	(6.2)

Balance at June 30, 2009	$72.1	$(20.5)	$51.6

Non-competition agreements:
Balance at December 31, 2008	$20.2	$(8.1)	$12.1
Amortization expense	—	(0.7)	(0.7)

Balance at June 30, 2009	$20.2	$(8.8)	$11.4

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2008 and June 30, 2009	$6.5	$—	$6.5

Total intangible assets:
Balance at December 31, 2008	$93.1	$(24.3)	$68.8
Additions, net of terminations	5.7	1.9	7.6
Amortization expense	—	(6.9)	(6.9)

Balance at June 30, 2009	$98.8	$(29.3)	$69.5

Note 7. Stock-Based Compensation
     The Company issues stock options and other stock-based awards (nonvested stock, restricted stock units, and deferred stock units) to key employees and directors under its LTIP, Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP. The Company accounts for its stock-based awards in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). In accordance with SFAS No. 123(R), the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.
     Stock Options
     The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2009 and 2008 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 874,725 and 1,091,500 shares of the Company’s common stock to certain key employees under the LTIP during the six months ended June 30, 2009 and 2008, respectively. The stock options that were granted during the six months ended June 30, 2009 and 2008 vest 33.3% on each grant anniversary date over three years of continued employment.
     The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
Expected volatility	40.2%	32.0%
Risk free interest rate (range)	0.10% - 2.92%	1.07% - 3.74%
Expected dividends	—	—
Average expected term (years)	5.4	5.3
Fair value per share of stock options granted	$7.92	$8.08

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was $7.9 million. The Company received $7.9 million and $9.6 million in cash from stock option exercises during the three and six months ended June 30, 2009, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.3 million and $3.2 million for the three and six months ended June 30, 2009, respectively. There was a nominal amount of cash received and tax benefits realized from stock option exercises for the three and six months ended June 30, 2008.
     As of June 30, 2009, there was $10.6 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.5 years.
     Other Stock-Based Awards
     The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods generally ranging from six months to five years.
     During the six months ended June 30, 2009 and 2008, the Company granted 830,668 and 506,698 shares, respectively, of other stock-based awards under its LTIP, ODSICP and MSPP plans to certain key employees and non-management members of the Board of Directors. Of the 830,668 other stock-based awards granted during the six months ended June 30, 2009, 358,406 ratably vest over the three year period from the grant date; 337,500 cliff-vest three years from the grant date; 50,000 cliff-vest four years from the grant date; 50,000 cliff-vest five years from the grant date; and 34,762 cliff-vest six months and one day from the grant date. Of the 506,698 other stock-based awards granted during the six months ended June 30, 2008, 478,698 cliff-vest three years from the grant date and 28,000 vested during the year ended December 31, 2008. The fair market value at the date of grant of the 830,668 and 506,698 shares of nonvested stock awards was $21.31 and $25.57 per share, respectively.
     Of the other stock-based awards granted under the LTIP during the six months ended June 30, 2009 and 2008, 307,500 and 247,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these other stock-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of budgeted annual revenues and earnings targets within a three-year period. Under the LTIP, if these goals are achieved, the other stock-based awards will cliff-vest three years after the grant date. The fair value for each of these other stock-based awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.
     As of June 30, 2009, there was $22.1 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, ODSICP and MSPP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.
     Summary
     The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other stock-based awards	$3.2	$3.9	$7.2	$8.2
Stock options	1.5	1.8	3.4	3.9

Total stock-based compensation expense	$4.7	$5.7	$10.6	$12.1

Tax benefits on stock-based compensation expense	$2.1	$2.5	$4.6	$5.0

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company did not capitalize any stock-based compensation cost during the three and six months ended June 30, 2009 and 2008. As of June 30, 2009, there was $32.7 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.
Note 8. Interest Rate Swap
     On June 1, 2006, the Company entered into an interest rate swap agreement with Citibank, N.A. (“Citibank”) as counterparty. The interest rate swap agreement, as amended, was effective as of November 30, 2006 and has a maturity date of May 30, 2011. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its Credit Agreement, as amended and restated, supplemented or otherwise modified from time to time (the “Credit Agreement”), entered into on April 15, 2005, with Citicorp North America, Inc., as administrative agent and the lenders party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc., as sole lead arranger and sole book runner. The following table provides information regarding the notional amounts in effect for the indicated date ranges for the Company’s interest rate swap agreement:

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
     The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments during the three and six months ended June 30, 2009 and determined that its cash flow hedge was effective. The Company completed its quarterly assessments during the three and six months ended June 30, 2008 and determined that its cash flow hedge was partially ineffective because the notional amount of the interest rate swap in effect during the indicated periods exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement.
     At June 30, 2009 and December 31, 2008, the fair value and line item caption of the Company’s interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivative designated as a hedging instrument under SFAS No. 133:
Interest rate swap	Reserves for self-insurance claims and
	other liabilities	$38.1	$45.0

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and six months ended June 30, 2009 and 2008 (in millions):

					Location of gain (loss)	Amount of gain (loss)
					recognized in Income on	recognized in Income on
	Amount of gain (loss)				Derivative (Ineffective	Derivative (Ineffective
	recognized in OCI on				Portion and Amount	Portion and Amount
	Derivative (Effective				Excluded from	Excluded from
	Portion)				Effectiveness Testing)	Effectiveness Testing)
	For the Three		For the Six			For the Three		For the Six
	Months Ended		Months Ended			Months Ended		Months Ended
	June 30,		June 30,			June 30,		June 30,
	2009	2008	2009	2008		2009	2008	2009	2008
Derivative in SFAS No. 133 cash flow hedging relationships:
Interest rate swap	$4.9	$19.7	$6.9	$1.2	Interest expense, net	$—	$—	$—	$(0.6)

     Fair Value
     Since the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model that involves a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflects the contractual terms of the interest rate swap agreement, including the period to maturity, and uses observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with SFAS No. 157.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 and 2008 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$29.5	$30.1	$69.6	$68.8
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(1.1)	(1.1)

Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	29.0	29.5	68.5	67.7
Loss from discontinued operations, net of income taxes	(2.7)	(1.7)	(3.8)	(1.2)

Net income attributable to LifePoint Hospitals, Inc.	$26.3	$27.8	$64.7	$66.5

Denominator:
Weighted average shares outstanding — basic	52.8	52.2	52.5	53.1
Effect of dilutive securities: stock options and other stock-based awards	0.8	1.0	0.8	1.1

Weighted average shares outstanding — diluted	53.6	53.2	53.3	54.2

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.55	$0.57	$1.31	$1.27
Discontinued operations	(0.05)	(0.04)	(0.08)	(0.02)

Net income	$0.50	$0.53	$1.23	$1.25

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.54	$0.55	$1.29	$1.25
Discontinued operations	(0.05)	(0.03)	(0.08)	(0.02)

Net income	$0.49	$0.52	$1.21	$1.23

     The Company’s 3 1/2% Notes and 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/4% Debentures and 3 1/2% Notes have been excluded because the effects would have been anti-dilutive for the three and six months ended June 30, 2009 and 2008.
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
     In May 2009, the Company’s hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that hospitals in multiple states — including Indiana, Florida, Alabama, South Carolina, New York and Minnesota — have received similar requests for information. The Company believes that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure. The Company is cooperating with the government’s investigation. In addition, the Company is reviewing whether its hospitals have engaged in inappropriate billing for kyphoplasty procedures.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $60.3 million at June 30, 2009. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $21.3 million at June 30, 2009 and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.
Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate patient services more effectively and is restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $34.4 million in uncompleted projects as of June 30, 2009, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2009, the Company had projects under construction with an estimated cost to complete and equip of approximately $125.8 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.
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
Note 11. Subsequent Events
     In accordance with the provisions of SFAS No. 165, the Company evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q with the United States Securities and Exchange Commission on August 7, 2009, the date the financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.
     In July 2009, the Company collected the $9.0 million note issued in connection with its sale of Opelousas and completed its sale of Starke, as further discussed in Note 4.
     In August 2009, the Company’s Board of Directors authorized the repurchase over the next 18 months of up to $ 100.0 million of outstanding shares of the Company’s common stock, as further discussed in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations, inclusive of the operations of Rockdale. The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.
     We make forward-looking statements in this report, other reports and in statements we file with the United States Securities and Exchange Commission and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include projections of our revenues; net income; earnings per share; capital expenditures; cash flows; debt repayments; interest rates; operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations; services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.
     In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure; our strategic goals; future acquisitions; our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations; the performance of counterparties to our agreements; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; future capital expenditures; the impact of changes in our critical accounting estimates; claims and legal actions relating to professional liabilities and other matters; the impact and applicability of new accounting standards; and physician recruiting and retention.
     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “seek,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
     There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors of our 2008 Annual Report on Form 10-K. Any factor described in our 2008 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2008 Annual Report on Form 10-K that could also cause results to differ from our expectations.
Overview
     We operate general acute care hospitals in non-urban communities in the United States. At June 30, 2009, we owned or leased through our subsidiaries 48 hospitals, having a total of 5,585 licensed beds and serving non-urban communities in 18 states. One of these hospitals was held for sale and classified as discontinued operations in our condensed consolidated financial statements, and eight were owned by third parties and leased by our subsidiaries. Effective February 1, 2009, we acquired Rockdale, a 138 bed acute care hospital located in Conyers, Georgia. The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.

     We generate revenues primarily through hospital services offered at our facilities. We generated $735.3 million and $665.7 million in revenues during the three months ended June 30, 2009 and 2008, respectively, and $1,470.8 million and $1,350.8 million in revenues during the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, we derived 39.8% and 40.6%, respectively, and 40.5% and 41.6% for the six months ended June 30, 2009 and 2008, respectively, of our revenues collectively from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.
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
     The competition from physicians on the medical staffs of our hospitals can be especially challenging. Within their offices, physicians may provide a vast range of services that might otherwise be provided in acute care hospitals. Physicians also have a high level of influence with respect to where their patients receive healthcare services and have the sole authority to order tests. As a result of declining reimbursements to physicians, and as a result of these unique competitive advantages, we believe that physicians often provide high margin services in their offices to patients whose insurance plans pay reimbursement rates much higher than those set by Medicare or Medicaid. This trend has, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.
     Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the United States has a shortage of physicians in certain practice areas, including specialists such as cardiologists and orthopedists, in various areas of the country.
     The environment in which our hospitals operate is highly regulated, and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government laws and regulations at the federal, state and local levels. These regulate every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

     Not only are our hospitals heavily regulated, the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws is a significant component of our overall expenses. Further, this expense has grown in recent periods due to the requirements of new regulations and the severity of the penalties associated with non-compliance, and management believes compliance expenses will continue to grow in the foreseeable future.
     The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.
     The healthcare industry continues to attract much legislative interest and public attention, and the regulatory, enforcement and reimbursement environment could change substantially during 2009. President Obama has said that healthcare reform is among his administration’s highest priorities, and Congress is currently considering a number of pending and proposed bills that would dramatically alter the U.S. healthcare system. All of the currently proposed legislation is intended to provide coverage and access to substantially all Americans and to reduce the rate of growth in healthcare expenditures. The changes being considered include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs and tying hospital payments to the satisfaction of certain quality criteria, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicaid eligibility, and creating new public health insurance options that would be based on Medicare payment rates. We cannot predict the impact that the proposed healthcare reform plans would have on us, and it is uncertain whether any major reform will be enacted in 2009.
     Medicare Reimbursement
     Medicare payment methodologies have been, and can be expected to continue to be, subject to significant revisions based on cost containment and policy considerations, and changes with respect to governmental reimbursement affect our revenues and earnings. On July 31, 2009, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2010, which will begin on October 1, 2009. Among other things, the rule provides for a market basket update of 2.1% for hospitals that successfully report the 2010 quality measures included in the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program and an update of 0.1% for hospitals that do not. The final rule also increases the cost outlier threshold from $20,045 to $23,140. After accounting for various other adjustments, CMS estimates that Medicare inpatient payments to hospitals will increase by an average of 1.6% for FFY 2010.
     In FFY 2008, CMS adopted 745 new severity-adjusted diagnosis-related groups (“MS-DRGs”) to better account for the severity of patient illnesses and the cost of treating Medicare patients. However, CMS believed that hospitals would likely change their coding practices as they adopted the new classifications, which would cause Medicare spending to increase without a corresponding increase in the severity of patient conditions being treated. Therefore, in the IPPS final rule for FFY 2008, CMS adopted adjustments to hospital rates in FFYs 2008 through 2010 to ensure that Medicare spending for inpatient stays neither increased nor decreased as a result of the implementation of the MS-DRGs. Congress later halved the adjustments for FFYs 2008 and 2009 but directed CMS to adjust future rates and recoup excess spending for FFYs 2008 and 2009 if the lower adjustments under the new system led to increased spending due solely to hospitals’ documentation and coding practices. In the proposed IPPS rule for FFY 2010, CMS proposed to reduce inpatient payment rates for hospitals by 1.9% to account for the increase in spending in FFY 2008 due to changes in hospital coding practices that did not reflect actual increases in patient severity of illness. However, information on the extent of documentation and coding effects on FFY 2009 spending is not yet known, and, as a result, CMS has decided not to implement an adjustment for FFY 2010 until it has a full year of 2009 claims data. Based on a complete analysis of FFY 2008 and 2009 data, CMS will consider phasing in future adjustments over an extended period beginning in FFY 2011.
     In addition, in the IPPS final rule for FFY 2010, CMS is also finalizing an expansion of the hospital quality measurements. The final rule adds four new measures for which hospitals must submit data under the RHQDAPU program to receive the full market basket update. Two of these measures are additions to the existing Surgical Care Improvement Project (SCIP) measure set, and CMS believes that the other two measures will promote hospital participation in nursing-sensitive care and stroke care registries.

     On July 31, 2009, CMS published its Medicare inpatient rehabilitation facility (“IRF”) prospective payment system final rule for FFY 2010. Among other things, the final rule increased the IRF payment rate by 2.5% and set the high-cost outlier to $10,652. The final rule also established new IRF coverage requirements for patient assessment, treatment planning, and care provision. CMS anticipates that the final rule will increase aggregate payments to IRFs by $145 million in FFY 2010.
     On May 1, 2009, CMS issued its inpatient psychiatric facility (“IPF”) prospective payment system update for the rate year (“RY”) beginning July 1, 2009. The notice, among other things, increased the IPF payment by an amount equal to the market basket increase of 2.1% and increased the fixed dollar loss threshold amount from $6,113 to $6,565. CMS anticipates that the changes will result in an overall $87 million (2%) increase in payments to IPFs from RY 2009 to RY 2010.
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
     We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2008, we refined our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. During the first half of 2009, we have continued to strive to improve our recruiting and retention efforts including centralizing at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.
     The quality of healthcare services provided at our hospitals (and the perceived quality of such services) is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the core measure scores ascribed to our hospitals are determined based on the practice behaviors of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation.
     In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies.
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
     Additional Growth
     The acquisition of Rockdale is consistent with our stated goal of seeking to acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets.
     Rockdale’s revenues for the period from February 1, 2009 to June 30, 2009 were $53.8 million. We believe that, through group purchasing efforts and the implementation of other initiatives, Rockdale’s operating performance will improve during the remainder of 2009 and subsequent years.
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
     Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as a result of a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased amount of copayments and deductibles to be made by patients instead of insurers.
     Other Events
     On February 25, 2009, the Company entered into an Amended and Restated Rights Agreement by and between us and American Stock Transfer & Trust Company, LLC as Rights Agent (the “Amended Rights Agreement”). The Amended Rights Agreement extended the term of our Shareholder Rights Plan to February 25, 2019, adjusted the exercise price of the preferred stock purchase rights associated with our common stock (the “Rights”) and amended the definition of “Beneficial Owner” and “Beneficially Own” to clarify that a person will be deemed to beneficially own any securities that are the subject of specified derivative transactions.

     Pursuant to the Amended Rights Agreement, each of the Rights, which were previously distributed to our common stockholders, entitles the holder, if and when the Rights become exercisable, to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $125.00. Initially, the Rights will be represented by our Common Stock certificates and will not be exercisable.
     The Amended Rights Agreement is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of our stockholders. The Rights will not prevent a takeover, but are designed to encourage anyone seeking to acquire us to negotiate with our Board of Directors prior to attempting a takeover.
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
Same-hospital. Same-hospital information includes the results of the same 46 hospitals operated during the three and six months ended June 30, 2009 and 2008, and excludes the results of our Acquisition and our hospitals that are held for sale and disposed of.

Operating Results Summary
     The following table presents summaries of results of operations for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$735.3	100.0%	$665.7	100.0%	$1,470.8	100.0%	$1,350.8	100.0%

Salaries and benefits	292.7	39.8	263.9	39.7	579.2	39.4	531.9	39.4
Supplies	102.3	13.9	93.0	14.0	201.9	13.7	186.3	13.8
Other operating expenses	138.6	18.9	122.9	18.3	271.3	18.4	243.9	18.1
Provision for doubtful accounts	92.2	12.5	74.9	11.3	182.4	12.4	155.8	11.5
Depreciation and amortization	35.9	4.9	33.5	5.1	71.0	4.9	65.6	4.8
Interest expense, net	25.9	3.5	26.8	4.0	51.7	3.5	53.7	4.0
Impairment loss	—	—	0.3	—	—	—	0.3	—

	687.6	93.5	615.3	92.4	1,357.5	92.3	1,237.5	91.6

Income from continuing operations before income taxes	47.7	6.5	50.4	7.6	113.3	7.7	113.3	8.4
Provision for income taxes	18.2	2.5	20.3	3.1	43.7	3.0	44.5	3.3

Income from continuing operations	29.5	4.0	30.1	4.5	69.6	4.7	68.8	5.1
Less: Net income attributable to noncontrolling interests	(0.5)	—	(0.6)	(0.1)	(1.1)	(0.1)	(1.1)	(0.1)

Income from continuing operations attributable to LifePoint Hospitals, Inc.	$29.0	4.0%	$29.5	4.4%	$68.5	4.6%	$67.7	5.0%

For the Three Months Ended June 30, 2009 and 2008
Revenues
     The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Three Months Ended
	June 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$735.3	$665.7	$69.6	10.4%
Admissions	45,714	45,945	(231)	(0.5)
Equivalent admissions	97,405	93,063	4,342	4.7
Revenues per equivalent admission	$7,549	$7,154	$395	5.5
Medicare case mix index	1.27	1.27	—	—
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	13,391	13,559	(168)	(1.2)
Outpatient surgeries	38,732	36,786	1,946	5.3
Emergency room visits	233,556	215,791	17,765	8.2
Outpatient factor	2.13	2.02	0.11	5.4

Same-hospital:
Revenues (dollars in millions)	$702.6	$665.7	$36.9	5.5%
Admissions	43,501	45,945	(2,444)	(5.3)
Equivalent admissions	92,965	93,063	(98)	(0.1)
Revenues per equivalent admission	$7,557	$7,154	$403	5.6
Medicare case mix index	1.30	1.27	0.03	2.4
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	12,723	13,559	(836)	(6.2)
Outpatient surgeries	36,740	36,786	(46)	(0.1)
Emergency room visits	222,816	215,791	7,025	3.3
Outpatient factor	2.14	2.02	0.12	5.9
     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months
	Ended
	June 30,
	2009	2008
Medicare	29.7%	31.2%
Medicaid	10.1	9.4
HMOs, PPOs and other private insurers	44.4	44.6
Self-Pay	13.2	12.0
Other	2.6	2.8

	100.0%	100.0%

     Revenues for the three months ended June 30, 2009 were $735.3 million, an increase of $69.6 million, or 10.4% over the same period last year. Of this increase, $32.7 million, or 47.0%, was attributable to our Acquisition. Our revenues per equivalent admission on a same-hospital basis increased 5.6% to $7,557 during the three months ended June 30, 2009, as compared to $7,154 for the same period last year. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting; and benefits associated with Medicare’s hospital market basket updates. Additionally, during the three months ended June 30, 2009, we recognized approximately $5.0 million in revenues related to the favorable settlement of a Kentucky Medicaid rate appeal that covered the period July 1, 2004 through June 30, 2009. We recognized approximately $0.5 million in legal fees associated with the Kentucky Medicaid rate appeal.

     On a same-hospital basis, we continued to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population. Same-hospital equivalent admission declines were partially offset by an increased outpatient factor of 2.14 compared to 2.02 in the same period last year.
Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$292.7	39.8%	$263.9	39.7%	$28.8	10.8%
Man-hours per equivalent admission	93.1	N/A	93.6	N/A	(0.5)	(0.5)%
Salaries and benefits per equivalent admission	$3,019	N/A	$2,843	N/A	$176	6.2%
     For the three months ended June 30, 2009, our salaries and benefits expense increased to $292.7 million, or 10.8%, as compared to $263.9 million for the same period last year. Of this increase, $14.3 million, or 49.9%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the three months ended June 30, 2009 as compared to the same period last year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians. Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. The increase in our retirement plan expenses were the result of an absence of available ESOP share forfeitures, which served to reduce our cash contributions to our defined contribution retirement plan during the same period last year. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits. As we continue to employ an increasing number of medical professionals including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.
Supplies
     The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$102.3	13.9%	$93.0	14.0%	$9.3	10.0%
Supplies per equivalent admission	$1,048	N/A	$997	N/A	$51	5.1%
     For the three months ended June 30, 2009, our supplies expense increased to $102.3 million, or 10.0%, as compared to $93.0 million for the same period last year. Of this increase, $5.3 million, or 57.5%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 5.1% to $1,048 as compared to $997 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense. As a percentage of revenues, our supplies expense decreased slightly to 13.9% for the three months ended June 30, 2009 as compared to 14.0% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees	$18.6	2.5%	$15.5	2.3%	$3.1	20.3%
Utilities	12.3	1.7	12.4	1.9	(0.1)	(0.2)
Repairs and maintenance	16.9	2.3	13.8	2.1	3.1	21.5
Rents and leases	6.9	1.0	6.6	1.0	0.3	5.1
Insurance	13.3	1.8	11.4	1.7	1.9	16.2
Physician recruiting	5.2	0.7	5.6	0.8	(0.4)	(6.9)
Contract services	37.0	5.0	33.6	5.0	3.4	10.1
Non-income taxes	10.1	1.4	8.8	1.3	1.3	14.9
Other	18.3	2.5	15.2	2.2	3.1	20.5

	$138.6	18.9%	$122.9	18.3%	$15.7	12.8%

     For the three months ended June 30, 2009, our other operating expenses increased to $138.6 million, or 12.8%, as compared to $122.9 million for the same period last year. Of this increase, $4.5 million, or 28.8%, was attributable to our Acquisition. Of the remaining $11.2 million increase in other operating expenses, the majority was primarily the result of increases in professional fees, repairs and maintenance, insurance, contract services and other expenses.
     As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology, emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.
     Our repairs and maintenance expense increased primarily as a result of an increase in new diagnostic equipment covered under maintenance contracts, the higher cost of maintaining equipment as warranties expire and a number of repair projects at many of our hospitals.
     The increase in our insurance expense during the three months ended June 30, 2009, as compared to the same period last year, was the result of an increase in our reserves for professional and general liability claims. Specifically, we have increased our estimated exposure on certain potential and outstanding claims covered under our professional and general liability insurance program as well as claims covered under our captive insurance company.
     Our contract services expense increased primarily as a result of our Acquisition. Additionally, other expenses increased as a result of an increase in our charitable program expenses as well as an increase in legal fees. We recognized approximately $0.5 million in legal fees associated with the previously discussed favorable settlement of a Kentucky Medicaid rate appeal.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$92.2	12.5%	$74.9	11.3%	$17.3	22.9%
Related key indicators:
Charity care write-offs	$16.1	0.9%	$13.1	0.8%	$3.0	22.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$96.8	13.2%	$79.7	12.0%	$17.1	21.4%
Net revenue days outstanding (at end of period)	41.8	N/A	41.4	N/A	0.4	1.0%

     Our provision for doubtful accounts increased by $17.3 million, or 22.9%, to $92.2 million for the three months ended June 30, 2009, as compared to the same period last year. This increase was primarily the result of an increase in our self-pay revenues. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended June 30, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2008 Annual Report on Form 10-K.
Depreciation and Amortization
     For the three months ended June 30, 2009, our depreciation and amortization expense increased to $35.9 million, or 7.5%, as compared to $33.5 million for the same period last year. Of this increase, $1.4 million, or 56.9%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects completed during 2008 and the first half of 2009, normal replacement costs of facilities and equipment, and the amortization of separately identifiable intangible assets such as non-compete agreements.
Interest Expense
     Our interest expense decreased by $0.9 million, or 3.2%, to $25.9 million, for the three months ended June 30, 2009, as compared to $26.8 million for the same period last year. The decrease in interest expense for the three months ended June 30, 2009, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Specifically, as the notional amount of our interest rate swap declined to $600.0 million on November 28, 2008, a larger amount of our total outstanding debt became subject to floating interest rates that were lower than in the same period last year. As a result of a recently issued accounting pronouncement, FSP APB 14-1, we recognized additional interest expense on our convertible debt instruments of approximately $5.2 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of FSP APB 14-1, please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”
Provision for Income Taxes
     The provision for income taxes was $18.2 million, or 2.5% of revenues for the three months ended June 30, 2009, as compared to $20.3 million, or 3.1% of revenues for the same period last year. Our effective tax rate decreased to 38.5% for the three months ended June 30, 2009 compared to 40.8% for the same period last year. The decrease in our effective tax rate to 38.5% for the three months ended June 30, 2009 was largely due to the absence of a sizable non-deductible portion of non-cash ESOP expense for 2009 as compared to 2008. Additionally, our effective tax rate decreased as a result of a lower projected state tax provision and reduced projected deferred tax valuation allowances.

For the Six Months Ended June 30, 2009 and 2008
Revenues
     The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Six Months Ended
	June 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$1,470.8	$1,350.8	$120.0	8.9%
Admissions	95,233	97,059	(1,826)	(1.9)
Equivalent admissions	195,799	190,333	5,466	2.9
Revenues per equivalent admission	$7,512	$7,097	$415	5.8
Medicare case mix index	1.28	1.27	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	27,209	27,466	(257)	(0.9)
Outpatient surgeries	75,291	72,056	3,235	4.5
Emergency room visits	460,244	443,851	16,393	3.7
Outpatient factor	2.06	1.96	0.10	5.1

Same-hospital:
Revenues (dollars in millions)	$1,417.0	$1,350.8	$66.2	4.9%
Admissions	91,536	97,059	(5,523)	(5.7)
Equivalent admissions	188,747	190,333	(1,586)	(0.8)
Revenues per equivalent admission	$7,507	$7,097	$410	5.8
Medicare case mix index	1.29	1.27	0.02	1.6
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	26,082	27,466	(1,384)	(5.0)
Outpatient surgeries	71,973	72,056	(83)	(0.1)
Emergency room visits	442,872	443,851	(979)	(0.2)
Outpatient factor	2.06	1.96	0.10	5.1
     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Six Months
	Ended
	June 30,
	2009	2008
Medicare	30.3%	32.0%
Medicaid	10.2	9.6
HMOs, PPOs and other private insurers	44.1	43.9
Self-Pay	12.9	11.6
Other	2.5	2.9

	100.0%	100.0%

     Revenues for the six months ended June 30, 2009 were $1,470.8 million, an increase of $120.0 million, or 8.9%, over the same period last year. Of this increase, $53.8 million, or 44.8%, was attributable to our Acquisition. Our revenues per equivalent admission on a same-hospital basis increased 5.8% to $7,507 during the six months ended June 30, 2009, as compared to $7,097 for the same period last year. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting; and benefits associated with Medicare’s hospital market basket updates. Additionally, during the six months ended June 30, 2009, we recognized approximately $5.0 million in revenues related to the favorable settlement of a Kentucky Medicaid rate appeal that covered the period July 1, 2004 through June 30, 2009. We recognized approximately $0.5 million in legal fees associated with the Kentucky Medicaid rate appeal.

     On a same-hospital basis, we experienced declines in our inpatient surgeries and emergency room visits as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.
Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$579.2	39.4%	$531.9	39.4%	$47.3	8.8%
Man-hours per equivalent admission	91.8	N/A	91.9	N/A	(0.1)	(0.1)%
Salaries and benefits per equivalent admission	$2,954	N/A	$2,788	N/A	$166	6.0%
     For the six months ended June 30, 2009, our salaries and benefits expense increased to $579.2 million, or 8.8%, as compared to $531.9 million for the same period last year. Of this increase, $23.4 million, or 49.8%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the six months ended June 30, 2009 as compared to the same period last year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians. Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. The increase in our retirement plan expenses were the result of an absence of available ESOP share forfeitures, which served to reduce our cash contributions to our defined contribution retirement plan during the same period last year. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits. As we continue to employ an increasing number of medical professionals including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.
Supplies
     The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$201.9	13.7%	$186.3	13.8%	$15.6	8.4%
Supplies per equivalent admission	$1,028	N/A	$977	N/A	$51	5.2%
     For the six months ended June 30, 2009, our supplies expense increased to $201.9 million, or 8.4%, as compared to $186.3 million for the same period last year. Of this increase, $8.7 million, or 55.5%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 5.2% to $1,028, as compared to $997 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. These increases were partially offset by a period over period decline in our laboratory supply expenses. As a percentage of revenues, our supplies expense decreased slightly to 13.7% for the six months ended June 30, 2009 as compared to 13.8% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees	$35.2	2.4%	$31.2	2.3%	$4.0	12.9%
Utilities	25.1	1.7	24.4	1.8	0.7	2.9
Repairs and maintenance	32.5	2.2	27.5	2.0	5.0	17.9
Rents and leases	14.2	1.0	12.8	0.9	1.4	11.3
Insurance	25.4	1.7	21.2	1.6	4.2	19.8
Physician recruiting	11.5	0.8	10.1	0.7	1.4	14.3
Contract services	72.5	4.9	67.5	5.0	5.0	7.4
Non-income taxes	20.5	1.4	18.7	1.4	1.8	9.5
Other	34.4	2.3	30.5	2.4	3.9	13.0

	$271.3	18.4%	$243.9	18.1%	$27.4	11.3%

     For the six months ended June 30, 2009, our other operating expenses increased to $271.3 million, or 11.3%, as compared to $243.9 million for the same period last year. Of this increase, $7.6 million, or 27.7%, was attributable to our Acquisition. Of the remaining $19.8 million increase in other operating expenses, the majority was primarily the result of increases in professional fees, repairs and maintenance, insurance, contract services and other expenses.
     As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology, emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.
     Our repairs and maintenance expense increased primarily as a result of an increase in new diagnostic equipment covered under maintenance contracts, the higher cost of maintaining equipment as warranties expire and a number of repair projects at many of our hospitals.
     The increase in our insurance expense during the six months ended June 30, 2009, as compared to the same period last year, was the result of an increase in our reserves for professional and general liability claims. Specifically, we have increased our estimated exposure on certain potential and outstanding claims covered under our professional and general liability insurance program as well as claims covered under our captive insurance company.
     Our contract services expense increased primarily as a result of our Acquisition. Additionally, other expenses increased as a result of an increase in our charitable program expenses as well as an increase in legal fees. We recognized approximately $0.5 million in legal fees associated with the previously discussed favorable settlement of a Kentucky Medicaid rate appeal.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$182.4	12.4%	$155.8	11.5%	$26.6	17.0%
Related key indicators:
Charity care write-offs	$28.5	0.8%	$26.6	0.8%	$1.9	7.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$189.1	12.9%	$157.3	11.6%	$31.8	20.2%
Net revenue days outstanding (at end of period)	41.8	N/A	41.4	N/A	0.4	1.0%

     Our provision for doubtful accounts increased by $26.6 million, or 17.0%, to $182.4 million for the six months ended June 30, 2009, as compared to the same period last year. This increase was primarily the result of an increase in our self-pay revenues. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the six months ended June 30, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2008 Annual Report on Form 10-K.
Depreciation and Amortization
     For the six months ended June 30, 2009, our depreciation and amortization expense increased to $71.0 million, or 8.5%, as compared to $65.6 million for the same period last year. Of this increase, $2.3 million, or 41.3%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects completed during 2008, normal replacement costs of facilities and equipment and the amortization of separately identifiable intangible assets such as non-compete agreements.
Interest Expense
     Our interest expense decreased by $2.0 million, or 3.8%, to $51.7 million for the six months ended June 30, 2009 as compared to $53.7 million for the same period last year. The decrease in interest expense for the six months ended June 30, 2009, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Specifically, as the notional amount of our interest rate swap declined to $600.0 million on November 28, 2008, a larger amount of our total outstanding debt became subject to floating interest rates that were lower than in the same period last year. As a result of a recently issued accounting pronouncement, FSP APB 14-1, we recognized additional interest expense on our convertible debt instruments of approximately $10.3 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of FSP APB 14-1, please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”
Provision for Income Taxes
     The provision for income taxes was $43.7 million, or 3.0% of revenues for the six months ended June 30, 2009, as compared to $44.5 million, or 3.3% of revenues for the same period last year. Our effective tax rate decreased to 38.9% for the six months ended June 30, 2009 compared to 39.7% for the same period last year. The decrease in our effective tax rate to 38.9% for the six months ended June 30, 2009 was largely due to the absence of a sizable non-deductible portion of non-cash ESOP expense for 2009 as compared to 2008. Additionally, our effective tax rate decreased as a result of a lower projected state tax provision and reduced projected deferred tax valuation allowances.

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
     The following table presents summarized cash flow information for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net cash flows provided by continuing operations	$67.1	$73.5	$159.0	$178.2
Less: Purchase of property and equipment	(42.0)	(41.1)	(85.1)	(74.0)

Free operating cash flow	25.1	32.4	73.9	104.2

Acquisitions, net of cash acquired	(1.5)	(9.3)	(79.7)	(9.3)
Proceeds from borrowings	—	10.4	—	10.4
Payments on borrowings	(13.5)	—	(13.5)	—
Proceeds from exercise of stock options	7.9	0.1	9.6	0.1
Repurchases of common stock	(1.0)	(30.5)	(2.6)	(118.1)
Other	1.5	(5.5)	1.1	(5.7)
Cash flows from operations used in discontinued operations	(1.4)	(1.4)	(2.9)	(5.1)
Cash flows from investing activities provided by (used in) discontinued operations	10.4	(4.5)	10.4	(5.0)

Increase (decrease) in cash and cash equivalents	$27.5	$(8.3)	$(3.7)	$(28.5)

     The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows provided by continuing operating activities during the three and six months ended June 30, 2009, were negatively impacted by the timing of the collection of certain receivables as well as an increase in cash payments made for income taxes as compared to the three and six months ended June 30, 2008. These differences were partially offset by a decrease in our interest payments for the three and six months ended June 30, 2009, as compared to the same periods last year.
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

     The following table reflects our capital expenditures for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Capital projects	$29.0	$30.1	$58.3	$50.6
Routine	9.5	10.1	21.0	22.2
Information systems	3.5	0.9	5.8	1.2

	$42.0	$41.1	$85.1	$74.0

Depreciation expense	$35.6	$33.2	$70.4	$65.0

Ratio of capital expenditures to depreciation expense	118.0%	123.8%	120.9%	113.8%

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
Debt
     An analysis and roll-forward of our long-term debt, including current portion, for the six months ended June 30, 2009 is as follows (in millions):

			Amortization of
	December 31,	Payments of	Convertible Debt		June 30,
	2008	Borrowings	Discounts	Other (a)	2009
Senior Secured Credit Facilities:
Term B Loans	$706.4	$(13.5)	$—	$—	$692.9
Revolving Loans	—	—	—	—	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
3 1/4% Debentures	225.0	—	—	—	225.0
3 1/2% Notes	575.0	—	—	—	575.0
Unamortized discounts on 3 1/4% Debentures and 3 1/2% Notes	(123.5)	—	10.3	—	(113.2)
Capital leases	4.2	(1.7)	—	1.3	3.8

	$1,393.2	$(15.2)	$10.3	$1.3	$1,389.6

(a)	Represents the assumption of capital lease obligations in connection with the Company’s acquisition of Rockdale effective February 1, 2009.

     We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at June 30, 2009 and December 31, 2008 (dollars in millions):

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Current portion of long-term debt	$1.1	$1.1	$—
Long-term debt	1,388.5	1,392.1	(3.6)
Unamortized discounts of convertible debt instruments (a)	113.2	123.5	(10.3)

Total debt, excluding unamortized discounts of convertible debt instruments	1,502.8	1,516.7	(13.9)
Total LifePoint Hospitals, Inc. stockholders’ equity (a)	1,740.7	1,652.0	88.7

Total capitalization	$3,243.5	$3,168.7	$74.8

Total debt to total capitalization	46.3%	47.9%	(1.6)%

Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments (a)	53.9%	53.4%
Variable rate debt (b)	46.1	46.6

	100.0%	100.0%

Percentage of:
Senior debt	46.4%	46.8%
Subordinated debt, excluding unamortized discounts of convertible debt instruments (a)	53.6	53.2

	100.0%	100.0%

(a)	Effective January 1, 2009, we adopted the provisions of FSP APB 14-1. The adoption of FSP APB 14-1 required us to retrospectively restate prior periods to separately reflect the liability and equity components of our convertible debt instruments and to recognize interest expense for the related debt at our market rate of borrowing for non-convertible debt instruments as opposed to the explicit rate of our convertible debt instruments. Please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report for an additional discussion of the impact the adoption of FSP APB 14-1 had on our total debt and stockholders’ equity.

(b)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 6.2% as of June 30, 2009 and from 46.6% to 7.0% as of December 31, 2008. Please refer to Note 8 to our accompanying consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.
Capital Resources
Senior Secured Credit Facilities
Terms
     Our credit agreement with Citicorp North America, Inc. (“CITI”), as administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to Lender approval. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four equal installments totaling $692.9 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.

Letters of Credit and Availability
     As of June 30, 2009, we had $42.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $407.2 million as of June 30, 2009, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of June 30, 2009, all of which is available under the additional tranches.
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
     As of June 30, 2009, the applicable annual interest rate under the Term B Loans was 2.30%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 0.67% at June 30, 2009. The weighted-average applicable annual interest rate for the three months and six months ended June 30, 2009 under the Term B Loans was 2.70% and 3.11%, respectively.
Covenants
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the periods ending on June 30, 2009 through December 31, 2009 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	June 30, 2009
Minimum Interest Coverage Ratio	≥3.50:1.00	6.00
Maximum Total Leverage Ratio	≤4.00:1.00	3.13
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
Interest Rate Swap
     We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with SFAS No. 157 based on the amount at which it could be settled, which is referred to in SFAS No. 157 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with SFAS No. 157. Please refer to Note 8 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2009 to be in a range of $160.0 million to $180.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and are restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2009, we had projects under construction with an estimated additional cost to complete and equip of approximately $125.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.
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
     In August 2009, our Board of Directors authorized the repurchase over the next 18 months of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to certain limitation. We are not obligated to repurchase any specific number of shares under the program.

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
Contractual Obligations
     We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2009, there were no material changes in our contractual obligations as presented in our 2008 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $42.8 million as of June 30, 2009, all of which relate to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.
Critical Accounting Estimates
     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:
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
Interest Rates
     The following discussion relates to our exposure to market risk based on changes in interest rates:
Outstanding Debt
     We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $600.0 million at June 30, 2009 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.
     As of June 30, 2009, we had outstanding debt, excluding $113.2 million of unamortized discounts on our convertible debt instruments, of $1,502.8 million, 46.1%, or $692.9 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 6.2% as of June 30, 2009.
     Our Term B Loans, 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2008 and June 30, 2009. The carrying amount and fair value of these instruments as of December 31, 2008 and June 30, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$654.8	$586.3
3 1/2% Notes, excluding unamortized discount	$575.0	$575.0	$465.8	$387.3
3 1/4% Debentures, excluding unamortized discount	$225.0	$225.0	$181.1	$162.0
     The fair values of our Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at June 30, 2009 and December 31, 2008.
Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at June 30, 2009. As a result, the interest rate market risk implicit in these investments at June 30, 2009, if any, is low.

\

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
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In May 2009, our hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that hospitals in multiple states — including Indiana, Florida, Alabama, South Carolina, New York and Minnesota — have received similar requests for information. We believe that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure. We are cooperating with the government’s investigation. In addition, we are reviewing whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Item 1A.	Risk Factors.
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes our share repurchase activity by month for the three months ended June 30, 2009:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Weighted	Part of a	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
(In millions)
April 1, 2009 to April 30, 2009(a)	41,855	$23.65	—	$—
May 1, 2009 to May 31, 2009(a)	1,192	$27.27	—	$—
June 1, 2009 to June 30, 2009	—	$—	—	$—

Total	43,047	$23.75	—	$—

(a)	These relate to shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

Item 4.	Submission of Matters to a Vote of Security Holders.
          We held our annual meeting of stockholders on May 12, 2009. At the annual meeting, the following matters were submitted to a vote of the Company’s stockholders:
   Proposal 1 — Election of Directors.

	Votes	Votes
	For	Withheld

Marguerite W. Kondracke	20,657,107	27,640,697
John E. Maupin, Jr., D.D.S.	21,157,205	27,140,599
Owen G. Shell, Jr.	21,159,314	27,138,490
     As indicated in the above table, Marguerite W. Kondracke, John E. Maupin Jr., D.D.S. and Owen G. Shell, Jr. were elected as Class I directors. The term of the Class I directors will continue until the annual meeting of the stockholders in 2012, or until their respective successors are elected and qualified. The terms of the following Class II directors will continue until the annual meeting of the stockholders in 2010, or until their respective successors are elected and qualified: Gregory T. Bier and DeWitt Ezell, Jr. The term of the following Class III directors will continue until the annual meeting in 2011, or until their respective successors are elected and qualified: William F. Carpenter III, Richard H. Evans and Michael P. Haley.

     Proposal 2 — Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Votes	Votes	Votes
For	Against	Abstain
48,060,762	227,842	9,199
     Proposal 3 — Reapproval of the Issuance of Common Stock Under the Company’s Management Stock Purchase Plan.

Votes	Votes	Votes
For	Against	Abstain
35,024,012	10,825,451	12,466
     The MSPP, as originally approved by our stockholders, had a ten year term which was set to expire on May 11, 2009. The Board of Directors amended the MSPP on March 24, 2009 to continue its term indefinitely and allow the Company to prospectively issue shares of common stock under the MSPP subject to the approval of our stockholders. The effect of our stockholders’ approval of Proposal 3 allows the Company to issue shares of common stock under the MSPP until such time as stockholder approval is required by any law, regulation or stock exchange requirement. At such time, the Company would cease the issuance of shares of common stock under the MSPP until our stockholders reapprove the continued issuance of shares.
     Proposal 4 — Reapproval of the Issuance of Awards Under the Company’s Outside Directors Stock and Incentive Compensation Plan.

Votes	Votes	Votes
For	Against	Abstain
28,726,011	17,110,543	25,374
     The ODSICP, as originally approved by our stockholders, had a ten year term which was set to expire on May 11, 2009. The Board of Directors amended the ODSICP on March 24, 2009 to continue its term indefinitely and allow the Company to prospectively grant awards under the Directors Plan subject to the approval of our stockholders. The effect of our stockholders’ approval of Proposal 4 allows the Company to make awards under the ODSICP until such time as stockholder approval is required by any law, regulation or stock exchange requirement. At such time, the Company would cease the grant of awards under the ODSICP until our stockholders reapprove the continuance of grants.
     Proposal 5 — Reapproval of the Company’s Executive Performance Incentive Plan.

Votes	Votes	Votes
For	Against	Abstain
45,126,257	3,144,820	26,726
     Section 162(m) of the Internal Revenue Code requires us to submit the EPIP to our stockholders for consideration and approval once every five years. Prior to the 2009 annual meeting, the Company’s stockholders last approved the plan on June 15, 2004. The effect of our stockholders’ approval of the EPIP allows the Compensation Committee to continue to make awards under the EPIP up to the date of the Company’s 2014 annual meeting.

Item 6.	Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

10.1	Amendment No. 3, dated March 24, 2009, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan.

10.2	Amendment, dated March 24, 2009, to the Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By:	/s/ Michael S. Coggin
Michael S. Coggin
Chief Accounting Officer (Principal Accounting Officer)

Date: August 7, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

10.1	Amendment No. 3, dated March 24, 2009, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan.

10.2	Amendment, dated March 24, 2009, to the Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.