Form 10-Q
period 2009-09-30
LIFEPOINT HOSPITALS, INC.
filed 2009-11-06
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2009, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,771,593.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Revenues	$745.0	$675.1	$2,215.8	$2,025.9

Salaries and benefits	295.8	265.6	875.0	797.5
Supplies	102.3	93.0	304.2	279.3
Other operating expenses	134.4	128.3	405.7	372.2
Provision for doubtful accounts	98.7	78.9	281.1	234.7
Depreciation and amortization	35.1	32.2	106.1	97.8
Interest expense, net	25.5	27.0	77.2	80.7
Impairment charge	—	0.9	—	1.2

	691.8	625.9	2,049.3	1,863.4

Income from continuing operations before income taxes	53.2	49.2	166.5	162.5
Provision for income taxes	20.5	20.1	64.2	64.6

Income from continuing operations	32.7	29.1	102.3	97.9

Discontinued operations, net of income taxes:
Loss from discontinued operations	(0.7)	(3.3)	(3.9)	(6.5)
Impairment charge	—	(16.8)	—	(14.5)
Loss on sale of hospital	—	—	(0.6)	(0.3)

Loss from discontinued operations	(0.7)	(20.1)	(4.5)	(21.3)

Net income	32.0	9.0	97.8	76.6
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(1.7)	(1.6)

Net income attributable to LifePoint Hospitals, Inc.	$31.4	$8.5	$96.1	$75.0

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.60	$0.55	$1.91	$1.82
Discontinued operations	(0.01)	(0.39)	(0.08)	(0.40)

Net income	$0.59	$0.16	$1.83	$1.42

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.59	$0.54	$1.88	$1.80
Discontinued operations	(0.01)	(0.38)	(0.08)	(0.40)

Net income	$0.58	$0.16	$1.80	$1.40

Weighted average shares and dilutive securities outstanding:
Basic	53.0	51.7	52.7	52.7

Diluted	53.9	52.8	53.5	53.7

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$32.1	$28.6	$100.6	$96.3
Loss from discontinued operations, net of income taxes	(0.7)	(20.1)	(4.5)	(21.3)

Net income	$31.4	$8.5	$96.1	$75.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2009	2008 (a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119.5	$75.7
Accounts receivable, less allowances for doubtful accounts of $428.5 and $374.4 at September 30, 2009 and December 31, 2008, respectively	332.3	315.9
Inventories	72.5	69.6
Assets held for sale	—	21.6
Prepaid expenses	14.0	12.0
Income taxes receivable	2.6	19.9
Deferred tax assets	124.0	103.4
Other current assets	20.3	19.2

	685.2	637.3

Property and equipment:
Land	74.9	71.1
Buildings and improvements	1,355.4	1,257.2
Equipment	811.6	737.9
Construction in progress (estimated cost to complete and equip after September 30, 2009 is $71.0)	34.6	39.7

	2,276.5	2,105.9
Accumulated depreciation	(786.4)	(689.9)

	1,490.1	1,416.0

Deferred loan costs, net	25.5	31.3
Intangible assets, net	71.3	68.8
Other	5.4	10.4
Goodwill	1,524.2	1,516.5

Total assets	$3,801.7	$3,680.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$72.1	$92.3
Accrued salaries	76.6	73.2
Other current liabilities	111.9	94.5
Current maturities of long-term debt	1.1	1.1

	261.7	261.1

Long-term debt	1,393.6	1,392.1
Deferred income tax liabilities	150.4	153.2
Reserves for self-insurance claims and other liabilities	139.4	146.2
Long-term income tax liability	60.3	59.4

Total liabilities	2,005.4	2,012.0

Redeemable noncontrolling interests	12.0	12.8

Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 60,250,679 and 58,787,009 shares issued at September 30, 2009 and December 31, 2008, respectively	0.6	0.6
Capital in excess of par value	1,241.5	1,212.6
Accumulated other comprehensive loss	(21.7)	(28.3)
Retained earnings	710.5	614.4
Common stock in treasury, at cost, 5,474,030 and 5,346,156 shares at September 30, 2009 and December 31, 2008, respectively	(150.3)	(147.3)

Total LifePoint Hospitals, Inc. stockholders’ equity	1,780.6	1,652.0
Noncontrolling interests	3.7	3.5

Total equity	1,784.3	1,655.5

Total liabilities and equity	$3,801.7	$3,680.3

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Cash flows from operating activities:
Net income	$32.0	$9.0	$97.8	$76.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.7	20.1	4.5	21.3
Stock-based compensation	5.9	5.5	16.5	17.6
ESOP expense (non-cash portion)	—	2.2	—	6.1
Depreciation and amortization	35.1	32.2	106.1	97.8
Amortization of physician minimum revenue guarantees	3.5	2.6	9.7	6.8
Amortization of convertible debt discounts	5.3	5.0	15.6	14.6
Amortization of deferred loan costs	2.1	1.8	5.8	5.5
Deferred income tax benefit	(14.2)	(13.0)	(24.9)	(6.9)
Reserves for self-insurance claims, net of payments	0.7	(0.2)	11.8	7.9
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	5.3	(9.5)	(10.1)	(12.3)
Inventories and other current assets	(0.5)	(6.3)	(3.4)	(1.8)
Accounts payable and accrued expenses	(13.4)	10.3	(19.1)	6.4
Income taxes payable/receivable	6.3	21.5	17.3	17.5
Other	1.5	0.9	1.7	3.2

Net cash provided by operating activities — continuing operations	70.3	82.1	229.3	260.3
Net cash provided by (used in) operating activities — discontinued operations	3.9	(6.1)	1.0	(11.2)

Net cash provided by operating activities	74.2	76.0	230.3	249.1

Cash flows from investing activities:
Purchase of property and equipment	(33.7)	(37.5)	(118.8)	(111.5)
Acquisitions, net of cash acquired	—	(1.3)	(79.7)	(10.6)
Other	—	(4.9)	3.9	(4.9)

Net cash used in investing activities — continuing operations	(33.7)	(43.7)	(194.6)	(127.0)
Net cash provided by (used in) investing activities — discontinued operations	9.1	—	19.5	(5.0)

Net cash used in investing activities	(24.6)	(43.7)	(175.1)	(132.0)

Cash flows from financing activities:
Proceeds from borrowings	—	—	—	10.4
Payments on borrowings	—	(10.0)	(13.5)	(10.0)
Repurchases of common stock	(0.4)	(0.1)	(3.0)	(118.2)
Proceeds from exercise of stock options	0.3	3.3	9.9	3.4
Proceeds from employee stock purchase plans	0.6	0.5	1.0	0.8
Distributions to noncontrolling interests, net of proceeds	(0.7)	(1.4)	(1.4)	(2.4)
Proceeds from (purchase of) redeemable noncontrolling interests	—	2.2	(0.8)	2.2
Capital lease payments and other	(1.9)	0.1	(3.6)	(4.9)

Net cash used in financing activities	(2.1)	(5.4)	(11.4)	(118.7)

Change in cash and cash equivalents	47.5	26.9	43.8	(1.6)
Cash and cash equivalents at beginning of period	72.0	24.6	75.7	53.1

Cash and cash equivalents at end of period	$119.5	$51.5	$119.5	$51.5

Supplemental disclosure of cash flow information:
Interest payments	$15.7	$17.5	$54.4	$58.6

Capitalized interest	$0.2	$0.3	$0.8	$0.6

Income taxes paid, net	$24.9	$13.3	$68.5	$55.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2009
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (loss)	Earnings	Stock	Interests	Total
Balance at December 31, 2008 (a)	53.4	$0.6	$1,212.6	$(28.3)	$614.4	$(147.3)	$3.5	$1,655.5
Comprehensive income:
Net income	—	—	—	—	96.1	—	1.7	97.8
Net change in fair value of interest rate swap, net of tax provision of $3.5	—	—	—	6.6	—	—	—	6.6

Total comprehensive income	—	—	—	—	—	—	—	104.4

Exercise of stock options and tax benefits of stock-based awards	0.8	—	11.3	—	—	—	—	11.3
Stock activity in connection with employee stock purchase plan	—	—	1.0	—	—	—	—	1.0
Stock-based compensation	0.8	—	16.5	—	—	—	—	16.5
Repurchases of common stock, at cost	(0.2)	—	—	—	—	(3.0)	—	(3.0)
Cash proceeds from (cash distributions to) noncontrolling interests	—	—	0.1	—	—	—	(1.5)	(1.4)

Balance at September 30, 2009	54.8	$0.6	$1,241.5	$(21.7)	$710.5	$(150.3)	$3.7	$1,784.3

(a)	Derived from audited consolidated financial statements, as adjusted (see Note 2).
See accompanying notes.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Unaudited
Note 1. Basis of Presentation
     LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our,” or “us.” At September 30, 2009, on a consolidated basis, the Company’s subsidiaries owned or leased 47 hospitals, serving non-urban communities in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, (“ASC 105-10”) which establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for its quarter ended September 30, 2009, and accordingly, all references to GAAP provided in the notes to the Company’s condensed consolidated financial statements have been updated to conform to ASC 105-10.
     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include LifePoint corporate overhead costs, which were $24.4 million and $24.0 million for the three months ended September 30, 2009 and 2008, respectively, and $75.3 million and $71.5 million for the nine months ended September 30, 2009 and 2008, respectively.
     Certain prior year amounts have been reclassified to conform to the current year presentation for discontinued operations and for the Company’s January 1, 2009 adoptions of ASC 810-10-65-1, “Transition Related to FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, (“ASC 810-10-65-1”), and ASC 470-20, “Debt with Conversion and Other Options”, (“ASC 470-20”), as further discussed in Note 2.
Note 2. New Accounting Standards
ASC 810-10-65-1, “Transition Related to FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”
     Effective January 1, 2009, the Company adopted ASC 810-10-65-1, which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to ASC 480-10-S99-3, “Classification and Measurement of Redeemable Securities”, (“ASC 480-10-S99-3”). ASC 810-10-65-1 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the changes the Company made as a result of the implementation of this standard:
•	The Company reclassified a portion of its noncontrolling interests from the mezzanine section of its accompanying condensed consolidated balance sheets to equity. As of December 31, 2008, this reclassification totaled $3.5 million. Certain of the Company’s noncontrolling interests will continue to be classified in the mezzanine section of its accompanying condensed consolidated balance sheets as these noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3. Redemption of these interests features would require the delivery of cash.

•	Net income attributable to noncontrolling interests is no longer deducted to arrive at net income. Instead, net income is attributed to the controlling and noncontrolling interests in the accompanying condensed consolidated statements of operations. As a result, net income for the three and nine months ended September 30, 2008 increased by $0.5 million and $1.6 million, respectively, from net income previously reported. These changes had no impact on the Company’s earnings per share calculations.
     ASC 470-20, “Debt with Conversion and Other Options”
     Effective January 1, 2009, the Company adopted the provisions of ASC 470-20 which specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3 1/2% Convertible Senior Subordinated Notes due May 15, 2014 (“3 1/2% Notes”) and its 3 1/4% Convertible Senior Subordinated Debentures due August 15, 2025 (“3 1/4% Debentures”) are within the scope of ASC 470-20. Therefore, the Company recorded the debt components of its 3 1/2% Notes and its 3 1/4% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt. The Company measured the fair value of the debt components of its 3 1/2% Notes at issuance based on an effective interest rate of 7.375% and its 3 1/4% Debentures at issuance based on an effective interest rate of 6.500%. As a result, the Company has attributed $162.6 million of the proceeds received in connection with the original issuances to the conversion feature of both of its convertible debt instruments. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in capital in excess of par value in the accompanying condensed consolidated balance sheets. Additionally, the Company recognized a deferred income tax liability for the income tax effect of the adoption of the standard as an adjustment to capital in excess of par value in the amount of $66.3 million. The implementation of ASC 470-20 resulted in a decrease to the Company’s net income and earnings per share for all periods presented. However, there is no effect on the Company’s cash interest payments.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the line items impacted by the adoption of ASC 470-20 in the Company’s December 31, 2008 accompanying condensed consolidated balance sheet and accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008 (in millions, except per share amounts):

	As Originally	Adjustments for the	As Currently
	Reported	Adoption of ASC 470-20	Reported

Condensed consolidated balance sheet as of December 31, 2008:
Long-term debt	$1,515.6	$(123.5)	$1,392.1
Deferred income tax liabilities	$103.1	$50.1	$153.2
Capital in excess of par value	$1,116.3	$96.3	$1,212.6
Retained earnings	$637.3	$(22.9)	$614.4

Condensed consolidated statement of operations for the three months ended September 30, 2008:
Interest expense, net	$22.1	$4.9	$27.0
Provision for income taxes	$22.1	$(2.0)	$20.1
Net income attributable to LifePoint Hospitals, Inc.	$11.4	$(2.9)	$8.5
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.22	$(0.06)	$0.16
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$0.22	$(0.06)	$0.16

Condensed consolidated statement of operations for the nine months ended September 30, 2008:
Interest expense, net	$66.2	$14.5	$80.7
Provision for income taxes	$70.4	$(5.8)	$64.6
Net income attributable to LifePoint Hospitals, Inc.	$83.7	$(8.7)	$75.0
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.59	$(0.17)	$1.42
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.56	$(0.16)	$1.40
     The principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30, 2009	December 31, 2008
3 1/2% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(86.0)	(97.4)

Net carrying balance	$489.0	$477.6

3 1/4% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(21.9)	(26.1)

Net carrying balance	$203.1	$198.9

     The Company is amortizing the discounts for its 3 1/2% Notes and 3 1/4% Debentures over the expected life of a similar liability that does not have an associated equity component, in accordance with ASC 470-20. The Company is amortizing the discount for its 3 1/2% Notes through May 2014, which is the maturity date of these notes. In addition, the Company is amortizing the discount for its 3 1/4% Debentures through February 2013, which is the first date that the holders of the 3 1/4% Debentures can redeem their debentures.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and nine months ended September 30, 2009 and 2008, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
3 1/2% Notes:
Contractual cash interest expense	$5.0	$5.0	$15.1	$15.1
Non-cash interest expense (discount amortization)	3.9	3.6	11.4	10.6

Total interest expense	$8.9	$8.6	$26.5	$25.7

3 1/4% Debentures:
Contractual cash interest expense	$1.9	$1.9	$5.5	$5.5
Non-cash interest expense (discount amortization)	1.4	1.4	4.2	4.0

Total interest expense	$3.3	$3.3	$9.7	$9.5

ASC 805-10, “Business Combinations”, (“ASC 805-10”) and ASC 805-20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest”, (“ASC 805-20”)
     On January 1, 2009, the Company adopted certain additional provisions of ASC 805-10, which changes the manner in which the acquisition method of accounting is applied in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and must be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     In April 2009, the FASB issued ASC 805-20 which amends the original guidance in Codification Section 805-10 to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if the fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with ASC 450-10, “Contingencies”, and ASC 450-20, “Loss Contingencies.” Furthermore, ASC 805-20 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from ASC 805-10, without significantly revising the guidance in ASC 805-10. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with ASC 805-10. ASC 805-20 was effective for all business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of ASC 805-10 and ASC 805-20 for business combinations with an acquisition date on or after January 1, 2009, without a material impact to its condensed consolidated financial statements.
     ASC 820-10, “Fair Value Measurements and Disclosures”, (“ASC 820-10”)
     On January 1, 2008, the Company adopted certain provisions of ASC 820-10 related to its interest rate swap agreement. ASC 820-10 is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements and was originally effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB amended ASC 820-10 and removed certain leasing transactions from the scope of ASC 820-10 and deferred the effective date of ASC 820-10 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB further amended ASC 820-10 to clarify the application of ASC 820-10 in an inactive market and illustrate how an entity would determine fair value when the market for a financial asset is not active.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 1, 2009, the Company adopted the provisions of ASC 820-10 related to its nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     In April 2009, the FASB further amended ASC 820-10 to provide additional guidance for estimating fair value in accordance with the provision when the volume and level of activity for the asset or liability have significantly decreased. The amendment re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in ASC 820-10. Furthermore, the amendment clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification for estimating fair value when the market activity for an asset or liability has declined significantly. The amendment does not include assets and liabilities measured under Level 1 inputs and is to be applied prospectively to all fair value measurements where appropriate. The Company’s adoptions of the various provisions of ASC 820-10 did not have a material impact to its condensed consolidated financial statements.
     ASC 815-10, “Derivatives and Hedging”, (“ASC 815-10”)
     On January 1, 2009, the Company adopted certain additional provisions of ASC 815-10, which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Since the additional provisions of ASC 815-10 require only additional disclosures concerning derivatives and hedging activities, the adoption of these provisions did not affect the presentation of the Company’s financial position or results of operations. The Company’s derivative instrument and hedging activities are further described in Note 8.
     ASC 825-10, “Financial Instruments”, (“ASC 825-10”)
     On April 1, 2009, the Company adopted certain additional provisions of ASC 825-10 which require publicly-traded companies, as defined in ASC 270-10, “Interim Reporting”, to provide disclosures on the fair value of financial instruments in interim financial statements. The Company’s adoption of the additional provisions of ASC 825-10 did not have a material impact to its condensed consolidated financial statements. The fair value of the Company’s financial instruments are further described below.
     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     Long—Term Debt. The Company’s term B loans under its credit agreement (the “Term B Loans”), 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of September 30, 2009 and December 31, 2008. The carrying amount and fair value of these instruments as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$672.1	$586.3
3 1/2% Notes, excluding unamortized discount	$575.0	$575.0	$495.2	$387.3
3 1/4% Debentures, excluding unamortized discount	$225.0	$225.0	$195.8	$162.0
     The fair values of the Company’s Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at September 30, 2009 and December 31, 2008.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest Rate Swap. The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with ASC 815-10 based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 in accordance with ASC 815-10.
     The fair value of the Company’s interest rate swap at September 30, 2009 and December 31, 2008 reflects a liability of approximately $34.9 million and $45.0 million, respectively, and is included in reserves for self-insurance claims and other liabilities in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 8.
     ASC 855-10, “Subsequent Events”, (“ASC 855-10”)
     The Company adopted the provisions of ASC 855-10 effective June 30, 2009. ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. See Note 11 for disclosure of the date through which subsequent events have been disclosed.
Note 3. Acquisition
     Effective February 1, 2009, the Company acquired Rockdale Medical Center (“Rockdale”), a 138 bed hospital located in Conyers, Georgia, from the Hospital Authority of Rockdale County and Rockdale Medical Center, Inc. The Company funded the purchase price of Rockdale of $80.0 million plus net working capital with available cash.
     Under the acquisition method of accounting, in accordance with ASC 805-10, the purchase price of Rockdale was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of February 1, 2009. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations of Rockdale are included in the Company’s results of operations beginning February 1, 2009.
     The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$12.2
Inventories	2.1
Prepaid expenses and other current assets	0.6
Property and equipment	71.4
Goodwill	8.6

Total assets acquired, excluding cash	94.9

Accounts payable	6.2
Accrued salaries	3.6
Other current liabilities	1.2
Capital leases	1.3

Total liabilities assumed	12.3

Net assets acquired	$82.6

     The valuation of accounts receivable has been prepared on a preliminary basis. The Company is currently assessing the valuation of the accounts receivable acquired and expects to finalize its analysis during the fourth quarter of 2009. Once finalized, the Company will adjust the purchase price allocation to reflect its final assessment.
     Pursuant to the asset purchase agreement for Rockdale, the Company has committed to spend no less than $4.0 million in each of the next three years and a total of at least $30.0 million during the next six years on capital expenditures and imporvements.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Discontinued Operations
     Effective May 1, 2009, the Company sold Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, for $13.7 million, including working capital. Additionally, effective July 1, 2009, the Company sold Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana, for $6.3 million, including working capital. In connection with the Company’s identification of Opelousas and Starke for disposal, it recognized an impairment charge of $11.3 million and $5.5 million, respectively, during the three and nine months ended September 30, 2008. Additionally, in connection with the Company’s disposals of Opelousas and Starke, it recognized a net loss on sale of $0.6 million, net of income tax benefits, for the nine months ended September 30, 2009.
     In March 2007, the Company signed a letter of intent to transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California, to the Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) and to terminate the existing lease agreement between the two parties. Effective April 1, 2008, the Company terminated the lease agreement and transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income taxes, for the year ended December 31, 2007. During the nine months ended September 30, 2008, the Company recognized a favorable impairment adjustment of $2.3 million, net of income taxes, or $0.04 per diluted share, related to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.
     The results of operations, net of income taxes, of Opelousas, Starke and Colorado River, as well as the Company’s other previously disposed facilities, are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with ASC 360-10, “Property, Plant, and Equipment.”
     Interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million for the three months ended September 30, 2008 and $0.3 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. There were no allocations of interest expense to discontinued operations for the three months ended September 30, 2009.
     The revenues, loss before income taxes, and net loss, excluding impairment charge and loss on sale of hospital of discontinued operations for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$0.2	$11.5	$16.3	$42.3
Loss before income tax benefits	$(1.1)	$(5.0)	$(6.8)	$(10.1)
Net loss	$(0.7)	$(3.3)	$(3.9)	$(6.5)
Note 5. Repurchases of Common Stock
     In November 2007 and in August 2009, the Company’s Board of Directors authorized the repurchase of up to $150.0 million and $100.0 million, respectively, of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The November 2007 repurchase plan expired in November 2008. The August 2009 repurchase plan expires in January 2011. The Company is not obligated to repurchase any specific number of shares under the August 2009 repurchase plan. During the nine months ended September 30, 2008, the Company repurchased approximately 3.9 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million at an average purchase price of $26.57 per share under the November 2007 repurchase plan. These shares have been designated by the Company as treasury stock. There were no repurchases under the November 2007 repurchase plan during the three months ended September 30, 2008. Additionally, there were no repurchases under the August 2009 repurchase plan during the three and nine months ended September 30, 2009.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Additionally, the Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $3.0 million and $2.3 million, respectively, during both the nine months ended September 30, 2009 and 2008. These shares have been designated by the Company as treasury stock.
Note 6. Goodwill and Intangible Assets
     Goodwill
     ASC 350-10, “Intangibles—Goodwill and Other”, requires goodwill and intangible assets with indefinite lives to be tested at least annually for impairment and if certain events or changes in circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices.
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
     The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees”, (“ASC 460-10”). In accordance with the provisions of ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of September 30, 2009 and December 31, 2008, the Company’s liability for contract-based physician minimum revenue guarantees was $21.4 million and $22.2 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.
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

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summary of Intangible Assets
     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets (in millions):

	Gross
	Carrying	Accumulated	Net
Class of Intangible Asset	Amount	Amortization	Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
Balance at December 31, 2008	$66.4	$(16.2)	$50.2
Additions, net of terminations	10.4	2.6	13.0
Amortization expense	—	(9.7)	(9.7)

Balance at September 30, 2009	$76.8	$(23.3)	$53.5

Non-competition agreements:
Balance at December 31, 2008	$20.2	$(8.1)	$12.1
Additions	0.2	—	0.2
Amortization expense	—	(1.0)	(1.0)

Balance at September 30, 2009	$20.4	$(9.1)	$11.3

Indefinite-lived intangible assets:
Certificates of need:
Balance at December 31, 2008 and September 30, 2009	$6.5	$—	$6.5

Total intangible assets:
Balance at December 31, 2008	$93.1	$(24.3)	$68.8
Additions, net of terminations	10.6	2.6	13.2
Amortization expense	—	(10.7)	(10.7)

Balance at September 30, 2009	$103.7	$(32.4)	$71.3

Note 7. Stock-Based Compensation
     The Company issues stock options and other stock-based awards (nonvested stock, restricted stock units, and deferred stock units) to key employees and directors under its LTIP, Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation” (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.
     Stock Options
     The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2009 and 2008 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 925,090 and 1,128,250 shares of the Company’s common stock to certain key employees under the LTIP during the nine months ended September 30, 2009 and 2008, respectively. The stock options that were granted during the nine months ended September 30, 2009 and 2008 vest 33.3% on each grant anniversary date over three years of continued employment.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	40.3%	31.9%
Risk free interest rate (range)	0.10% - 3.58%	1.07% - 3.89%
Expected dividends	—	—
Average expected term (years)	5.4	5.3
Fair value per share of stock options granted	$8.01	$8.15
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $7.9 million. The Company received $0.3 million and $3.3 million in cash from stock option exercises during the three months ended September 30, 2009 and 2008, respectively, and $9.9 million and $3.4 million during the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.3 million during the three months ended September 30, 2008, and $3.2 million and $1.3 million during the nine months ended September 30, 2009 and 2008, respectively. There were no actual tax benefits realized for the tax deductions from stock option exercises during the three months ended September 30, 2009
     As of September 30, 2009, there was $9.7 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.
     Other Stock-Based Awards
     The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods generally ranging from six months to five years.
     During the nine months ended September 30, 2009 and 2008, the Company granted 863,935 and 544,452 shares, respectively, of other stock-based awards under its LTIP, ODSICP and MSPP plans to certain key employees and non-management members of the Board of Directors. Of the 863,935 other stock-based awards granted during the nine months ended September 30, 2009, 333,925 ratably vest over the three year period from the grant date; 395,248 cliff-vest three years from the grant date; 50,000 cliff-vest four years from the grant date; 50,000 cliff-vest five years from the grant date; and 34,762 cliff-vest six months and one day from the grant date. Of the 544,452 other stock-based awards granted during the nine months ended September 30, 2008, 516,452 cliff-vest three years from the grant date and 28,000 vested six months and one day from the grant date. The weighted average fair market value at the date of grant of the 863,935 and 544,452 shares of nonvested stock awards was $20.71 and $24.97 per share, respectively.
     Of the other stock-based awards granted under the LTIP during the nine months ended September 30, 2009 and 2008, 307,500 and 247,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these other stock-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. Under the LTIP, if these goals are achieved, the other stock-based awards will cliff-vest three years after the grant date. The fair value for each of these other stock-based awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.
     As of September 30, 2009, there was $19.0 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, ODSICP and MSPP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summary
     The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other stock-based awards	$4.2	$3.8	$11.4	$12.0
Stock options	1.7	1.7	5.1	5.6

Total stock-based compensation expense	$5.9	$5.5	$16.5	$17.6

Tax benefits on stock-based compensation expense	$2.5	$2.2	$7.1	$7.2

     The Company did not capitalize any stock-based compensation cost during the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was $28.7 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.
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
     The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. ASC 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments during the three and nine months ended September 30, 2009 and determined that its cash flow hedge was effective. The Company completed its quarterly assessments during the three and nine months ended September 30, 2008 and determined that its cash flow hedge was partially ineffective because the notional amount of the interest rate swap in effect during the indicated periods exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement.
     At September 30, 2009 and December 31, 2008, the fair value and line item caption of the Company’s interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Reserves for self-insurance claims and
	other liabilities	$34.9	$45.0

     The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and nine months ended September 30, 2009 and 2008 (in millions):

					Location of gain (loss)	Amount of gain (loss)
					recognized in Income on	recognized in Income on
	Amount of gain (loss)				Derivative (Ineffective	Derivative (Ineffective
	recognized in OCI on				Portion and Amount	Portion and Amount
	Derivative (Effective				Excluded from	Excluded from
	Portion)				Effectiveness Testing)	Effectiveness Testing)
	For the Three		For the Nine			For the Three		For the Nine
	Months Ended		Months Ended			Months Ended		Months Ended
	September 30,		September 30,			September 30,		September 30,
	2009	2008	2009	2008		2009	2008	2009	2008
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$3.2	$0.4	$10.1	$1.6	Interest expense, net	$—	$—	$—	$(0.6)

     Fair Value
     Since the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model that involves a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflects the contractual terms of the interest rate swap agreement, including the period to maturity, and uses observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with ASC 820-10.

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$32.7	$29.1	$102.3	$97.9
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(1.7)	(1.6)

Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	32.1	28.6	100.6	96.3
Loss from discontinued operations, net of income taxes	(0.7)	(20.1)	(4.5)	(21.3)

Net income attributable to LifePoint Hospitals, Inc.	$31.4	$8.5	$96.1	$75.0

Denominator:
Weighted average shares outstanding — basic	53.0	51.7	52.7	52.7
Effect of dilutive securities: stock options and other stock-based awards	0.9	1.1	0.8	1.0

Weighted average shares outstanding — diluted	53.9	52.8	53.5	53.7

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.60	$0.55	$1.91	$1.82
Discontinued operations	(0.01)	(0.39)	(0.08)	(0.40)

Net income	$0.59	$0.16	$1.83	$1.42

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.59	$0.54	$1.88	$1.80
Discontinued operations	(0.01)	(0.38)	(0.08)	(0.40)

Net income	$0.58	$0.16	$1.80	$1.40

     The Company’s 3 1/2% Notes and 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/2% Notes and 3 1/4% Debentures have been excluded because the effects would have been anti-dilutive for the three and nine months ended September 30, 2009 and 2008.
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

LIFEPOINT HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In May 2009, the Company’s hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. The Company believes that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure. The Company is cooperating with the government’s investigation. In addition, the Company is reviewing whether its hospitals have engaged in inappropriate billing for kyphoplasty procedures.
Physician Commitments
     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $55.0 million at September 30, 2009. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $21.4 million at September 30, 2009 and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.
Capital Expenditure Commitments
     The Company is reconfiguring some of its facilities to accommodate patient services more effectively and is restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $34.6 million in uncompleted projects as of September 30, 2009, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2009, the Company had projects under construction with an estimated cost to complete and equip of approximately $71.0 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.
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
Note 11. Subsequent Events
     In accordance with the provisions of ASC 855-10, the Company evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q with the United States Securities and Exchange Commission on November 6, 2009, the date the financial statements were issued, for events requiring disclosure or recognition in the Company’s condensed consolidated financial statements. There were no subsequent events requiring disclosure or recognition in the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations, inclusive of the operations of Rockdale beginning February 1, 2009, the effective date of this acquisition
     We make forward-looking statements in this report, other reports and in statements we file with the United States Securities and Exchange Commission and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include projections of our revenues; net income; earnings per share; capital expenditures; cash flows; debt repayments; interest rates; operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations; services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.
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
     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “seek,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. You should not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
     There are several factors, some of which are beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors of our 2008 Annual Report on Form 10-K. Any factor described in our 2008 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2008 Annual Report on Form 10-K that could also cause results to differ from our expectations.
Overview
     We operate general acute care hospitals in non-urban communities in the United States. At September 30, 2009, we owned or leased through our subsidiaries 47 hospitals, having a total of 5,544 licensed beds and serving non-urban communities in 17 states. Seven of our hospitals are owned by third parties and leased by our subsidiaries. Effective February 1, 2009, we acquired Rockdale, a 138 bed acute care hospital located in Conyers, Georgia. The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.

     We generate revenues primarily through hospital services offered at our facilities. We generated $745.0 million and $675.1 million in revenues during the three months ended September 30, 2009 and 2008, respectively, and $2,215.8 million and $2,025.9 million in revenues during the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, we derived 39.4% and 39.9%, respectively, and 40.1% and 41.0% for the nine months ended September 30, 2009 and 2008, respectively, of our revenues collectively from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.
     Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets, although the services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be economically viable, and any contractual or certificate of need restrictions that might exist.
     Competitive and Regulatory Environment
     The environment in which our hospitals operate is extremely competitive. Our hospitals face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; stand-alone centers at which surgeries or diagnostic tests can be performed; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see the shift of increasingly complex procedures from the inpatient to the outpatient setting and have also seen growth in the general shift of lower acuity procedures to physician offices and other non-hospital outpatient settings. These trends have, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.
     Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the United States has a shortage of physicians in certain practice areas, including specialists such as cardiologists and orthopedists, in various areas of the country.
     Our business and our hospitals are highly regulated, and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.
     Not only are our hospitals heavily regulated, the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods due to the requirements of new regulations and the severity of the penalties associated with non-compliance, and management believes compliance expenses will continue to grow in the foreseeable future.
     The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

     The healthcare industry continues to attract substantial legislative interest and public attention, and the regulatory, enforcement and reimbursement environment could change substantially during 2009. President Obama has said that healthcare reform is among his administration’s highest priorities, and the Senate Finance and Health, Education, Labor, and Pension Committees and the House Committees on Ways and Means, Energy and Commerce, and Education and Labor have all approved bills that would dramatically alter the U.S. healthcare system. All of the currently proposed legislation is intended to provide coverage and access to substantially all Americans to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes being considered include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs and tying hospital payments to the satisfaction of certain quality criteria, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicaid eligibility, and creating new public health insurance options that would be based on Medicare payment or negotiated rates. A majority of the proposed changes will not take effect until 2013. We cannot predict whether any of the current healthcare reform legislation will be enacted, or if enacted, the overall impact such changes would have on us. However, our management is closely monitoring these reform proposals as it becomes more likely that legislation requiring substantial changes to the health care industry may be enacted. We cannot predict the impact that the proposed healthcare reform plans would have on us, and it is uncertain whether any major reform will be enacted in 2009.
     Medicare Reimbursement
     On October 30, 2009, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital outpatient prospective payment system (“OPPS”) final rule for calendar year 2010. Among other things, the OPPS final rule provides for a market basket update of 2.1% for hospitals that meet the requirements of the Hospital Outpatient Quality Data Reporting Program and an update of 0.1% for hospitals that do not. The final rule also establishes a Medicare payment rate for certain pulmonary and intensive cardiac rehabilitation services that are provided in an outpatient setting and includes an adjustment for hospital pharmacy costs that will result in hospitals being paid the average sale price plus 4.0% for most separately reimbursable drugs and biologicals. After accounting for other adjustments, CMS estimates that Medicare outpatient payments to hospitals will increase by 1.9% in 2010.
     Health Information Practices
     As discussed in our 2008 Annual Report on Form 10-K, we are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009, significantly expanded the reach of HIPAA and greatly increased the penalties for violations of HIPAA’s privacy and security requirements. On August 24, 2009, the Secretary of the Department of Health and Human Services (“DHHS”) issued regulations that clarified and explained the HITECH Act’s requirements. The regulations took effect on September 23, 2009, but DHHS has announced that it will delay imposing penalties pursuant to the regulations until February 22, 2010. Compliance with these new standards and the overlapping state laws regarding the protection of personal information requires significant commitment and action by our facilities and could require us to make additional expenditures in the future.
     Business Strategy
     We seek to fulfill our mission of Making Communities Healthier® by striving to improve the quality and types of healthcare services available in our communities, provide physicians with a positive environment in which to practice medicine, with access to necessary equipment and resources, develop and provide a positive work environment for employees, expand each hospital’s role as a community asset, and improve each hospital’s financial performance. We expect our hospitals to be the place where patients choose to come for care, where physicians want to practice medicine and where employees want to work.

     We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2008, we refined our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. Through the third quarter of 2009, we have continued to strive to improve our recruiting and retention efforts including centralizing at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.
     The quality of healthcare services provided at our hospitals (and the perceived quality of such services) is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the core measure scores ascribed to our hospitals are determined based on the practice behaviors of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our Hospital Consumer Assessment of Healthcare Providers & Systems (“HCAHPS”) scores, an important measure of patients’ perspectives of hospital care. We are committed to further improve our scores at our hospitals through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.
     In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies.
     Additionally, we believe that growth can also be achieved by adding new service lines in our existing markets, investing in new technologies desired by physicians and patients, and demonstrating the quality of the care provided in our facilities. For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive health care services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to promptly respond to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.
     While responsibly managing our operating expenses, we have also made significant, targeted investments in our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.
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
     Additional Growth
     The acquisition of Rockdale, effective February 1, 2009, is consistent with our stated goal of seeking to acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets. Rockdale’s revenues for the period from February 1, 2009 to September 30, 2009 were $84.8 million.

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
     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. We must comply with these rules and regulations if we are to continue to be eligible to participate in the Medicare and Medicaid programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels.
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
     Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased amount of copayments and deductibles to be made by patients instead of insurers.
    In recent years, our hospitals have experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population. We believe the reasons for this shift, include, but are not limited to, factors that have affected many other hospital companies, including the continuing competition from various providers and utilization pressure by both governmental programs and commercial insurance payors.
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
bps. Basis point change.
Continuing operations. Continuing operations information includes the results of our Same-hospital operations, our Acquisition and our corporate office and excludes the results of our hospitals that have been disposed of.
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
Same-hospital. Same-hospital information includes the results of our corporate office and the same 46 hospitals operated during the three and nine months ended September 30, 2009 and 2008, and excludes the results of our Acquisition and our hospitals that have been disposed of.

Operating Results Summary
     The following table presents summaries of results of operations for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$745.0	100.0%	$675.1	100.0%	$2,215.8	100.0%	$2,025.9	100.0%

Salaries and benefits	295.8	39.7	265.6	39.3	875.0	39.5	797.5	39.4
Supplies	102.3	13.7	93.0	13.8	304.2	13.7	279.3	13.8
Other operating expenses	134.4	18.0	128.3	19.0	405.7	18.3	372.2	18.3
Provision for doubtful accounts	98.7	13.3	78.9	11.7	281.1	12.7	234.7	11.6
Depreciation and amortization	35.1	4.8	32.2	4.8	106.1	4.8	97.8	4.8
Interest expense, net	25.5	3.4	27.0	4.0	77.2	3.5	80.7	4.0
Impairment charge	—	—	0.9	0.1	—	—	1.2	0.1

	691.8	92.9	625.9	92.7	2,049.3	92.5	1,863.4	92.0

Income from continuing operations before income taxes	53.2	7.1	49.2	7.3	166.5	7.5	162.5	8.0
Provision for income taxes	20.5	2.7	20.1	3.0	64.2	2.9	64.6	3.2

Income from continuing operations	32.7	4.4	29.1	4.3	102.3	4.6	97.9	4.8
Less: Net income attributable to noncontrolling interests	(0.6)	(0.1)	(0.5)	—	(1.7)	(0.1)	(1.6)	(0.1)

Income from continuing operations attributable to LifePoint Hospitals, Inc.	$32.1	4.3%	$28.6	4.3%	$100.6	4.5%	$96.3	4.7%

For the Three Months Ended September 30, 2009 and 2008
Revenues
     The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Three Months Ended
	September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$745.0	$675.1	$69.9	10.4%
Admissions	46,354	45,980	374	0.8
Equivalent admissions	99,693	93,885	5,808	6.2
Revenues per equivalent admission	$7,474	$7,191	$283	3.9
Medicare case mix index	1.29	1.26	0.03	2.4
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	14,036	13,997	39	0.3
Outpatient surgeries	38,406	36,926	1,480	4.0
Emergency room visits	242,878	219,852	23,026	10.5
Outpatient factor	2.15	2.04	0.11	5.4

Same-hospital:
Revenues (dollars in millions)	$714.0	$675.1	$38.9	5.8%
Admissions	44,278	45,980	(1,702)	(3.7)
Equivalent admissions	95,376	93,885	1,491	1.6
Revenues per equivalent admission	$7,486	$7,191	$295	4.1
Medicare case mix index	1.30	1.26	0.04	3.2
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	13,368	13,997	(629)	(4.5)
Outpatient surgeries	36,704	36,926	(222)	(0.6)
Emergency room visits	231,848	219,852	11,996	5.5
Outpatient factor	2.15	2.04	0.11	5.4

     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months
	Ended
	September 30,
	2009	2008
Medicare	28.9%	30.2%
Medicaid	10.5	9.7
HMOs, PPOs and other private insurers	44.2	44.9
Self-Pay	13.5	12.6
Other	2.9	2.6

	100.0%	100.0%

     Revenue for the three months ended September 30, 2009 were $745.0 million, an increase of $69.9 million, or 10.4%, over the same period last year. Of this increase $31.0 million, or 44.3%, was attributable to our Acquisition. The remaining $38.9 million, or 55.7%, of the increase was derived from our same-hospital operations.
     Same-hospital admissions for the three months ended September 30, 2009 declined by 3.7% to 44,278 compared to 45,980 in the same period last year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.
     Despite our declining inpatient admissions, same-hospital equivalent admissions for the three months ended September 30, 2009 increased by 1.6% to 95,376 compared to 93,885 in the same period last year. The equivalent admissions improvement is primarily a result of increases in the utilization of our laboratory testing services, an increase in our emergency room visits and increases in our other higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterizations. These increases contributed to an increase in our same-hospital outpatient factor to 2.15 compared to 2.04 in the same period last year. Our revenues per equivalent admission on a same-hospital basis increased 4.1% to $7,486 during the three months ended September 30, 2009 as compared to $7,191 for the same period last year. Similarly, these increases are the result of increases in the utilization of our laboratory testing services, an increase in our emergency rooms visits and increases in our other higher reimbursement outpatient diagnostic services. Additionally, we have experienced increases in the average acuity of our services provided, as evidenced by a 3.2% increase in our Medicare case mix index on a same-hospital basis to 1.30 as compared to 1.26 in the same period last year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.
Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$295.8	39.7%	$265.6	39.3%	$30.2	11.5%
Man-hours per equivalent admission	92.6	N/A	92.3	N/A	0.3	0.3%
Salaries and benefits per equivalent admission	$2,924	N/A	$2,804	N/A	$120	4.3%
     For the three months ended September 30, 2009, our salaries and benefits expense increased by $30.2 million to $295.8 million, or 11.5%, as compared to $265.6 million for the same period last year. Of this increase, $13.4 million, or 44.4%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the three months ended September 30, 2009, as compared to the same period last year, as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians and their related support staff.

     Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. Our retirement plan expenses, which increased by $1.7 million during the three months ended September 30, 2009 as compared to the same period last year, was the result of an absence of available ESOP share forfeitures, which reduced our required cash contributions to our defined contribution retirement plan during the same period last year.
     Finally, the number of our employed physicians increased by 56 to 290 from 234 from the same period last year and the number of employed physicians and their related support staff increased by 181 to 880 from 699 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $6.6 million in our salaries and benefits expense for the three months ended September 30, 2009 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits.
Supplies
     The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$102.3	13.7%	$93.0	13.8%	$9.3	10.1%
Supplies per equivalent admission	$1,022	N/A	$987	N/A	$35	3.5%
     For the three months ended September 30, 2009, our supplies expense increased to $102.3 million, or 10.1%, as compared to $93.0 million for the same period last year. Of this increase, $4.7 million, or 50.5%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 3.5% to $1,022 as compared to $987 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense. As a percentage of revenues, our supplies expense decreased slightly to 13.7% for the three months ended September 30, 2009 as compared to 13.8% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.
Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees	$18.9	2.5%	$16.6	2.5%	$2.3	14.2%
Utilities	13.3	1.8	14.2	2.1	(0.9)	(6.6)
Repairs and maintenance	16.0	2.2	14.6	2.2	1.4	9.8
Rents and leases	7.1	1.0	6.7	1.0	0.4	5.9
Insurance	9.7	1.3	10.4	1.5	(0.7)	(7.0)
Physician recruiting	6.7	0.9	6.1	0.9	0.6	8.5
Contract services	36.2	4.9	33.9	5.0	2.3	6.8
Non-income taxes	10.5	1.4	10.4	1.5	0.1	0.7
Other	16.0	2.0	15.4	2.3	0.6	3.7

	$134.4	18.0%	$128.3	19.0%	$6.1	4.6%

     For the three months ended September 30, 2009, our other operating expenses increased to $134.4 million, or 4.6%, as compared to $128.3 million for the same period last year. Of this increase, $4.8 million, or 78.7%, was attributable to our Acquisition. Of the remaining $1.3 million increase in other operating expenses, the majority was the result of increases in professional fees.

     As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as anesthesiology and emergency room physician coverage. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$98.7	13.3%	$78.9	11.7%	$19.8	25.2%
Related key indicators:
Charity care write-offs	$16.4	0.9%	$13.4	0.8%	$3.0	21.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$100.4	13.5%	$85.1	12.6%	$15.3	18.0%
Net revenue days outstanding (at end of period)	41.0	N/A	42.6	N/A	(1.6)	(3.8)%
     Our provision for doubtful accounts increased by $19.8 million, or 25.2%, to $98.7 million for the three months ended September 30, 2009, as compared to the same period last year. This increase was primarily the result of an increase in our self-pay revenues as there were significant increases in unemployment in most of our communities within the past year. The majority of our same-hospital increases in self-pay revenues were the result of increases in outpatient revenue primarily driven by an increase in our emergency room visits. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended September 30, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2008 Annual Report on Form 10-K.
Depreciation and Amortization
     For the three months ended September 30, 2009, our depreciation and amortization expense increased to $35.1 million, or 8.6%, as compared to $32.2 million for the same period last year. Of this increase, $1.5 million, or 51.7%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during the second half of 2008 and the first half of 2009. As a percentage of revenues, our depreciation and amortization remained consistent at 4.8% for both the three months ended September 30, 2009 and 2008.
Interest Expense
     Our interest expense decreased by $1.5 million, or 6.0%, to $25.5 million, for the three months ended September 30, 2009, as compared to $27.0 million for the same period last year. The decrease in interest expense for the three months ended September 30, 2009, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Additionally, as the notional amount of our interest rate swap declined to $600.0 million on November 28, 2008, and a larger amount of our total outstanding debt became subject to floating interest rates that were lower than in the same period last year. This decrease was partially offset by an increase in our convertible debt interest expense. As a result of our adoption of ASC 470-20, we recognized additional interest expense on our convertible debt instruments of approximately $5.3 million and $5.0 million for the three months ended September 30, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of ASC 470-20, please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes
     The provision for income taxes was $20.5 million, or 2.7% of revenues for the three months ended September 30, 2009, as compared to $20.1 million, or 3.0% of revenues for the same period last year. Our effective tax rate decreased to 39.1% for the three months ended September 30, 2009, as compared to 41.3% for the same period last year. The decrease in our effective tax rate to 39.1% for the three months ended September 30, 2009 was largely due to the absence of a sizable non-deductible portion of non-cash ESOP expense for 2009 as compared to 2008. Additionally, our effective tax rate decreased as a result of a lower projected state tax provision and reduced projected deferred tax valuation allowances.
For the Nine Months Ended September 30, 2009 and 2008
Revenues
     The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Nine Months Ended
	September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$2,215.8	$2,025.9	$189.9	9.4%
Admissions	141,587	143,039	(1,452)	(1.0)
Equivalent admissions	295,492	284,218	11,274	4.0
Revenues per equivalent admission	$7,499	$7,128	$371	5.2
Medicare case mix index	1.28	1.27	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	41,245	41,463	(218)	(0.5)
Outpatient surgeries	113,697	108,982	4,715	4.3
Emergency room visits	703,122	663,703	39,419	5.9
Outpatient factor	2.09	1.99	0.10	5.0

Same-hospital:
Revenues (dollars in millions)	$2,131.0	$2,025.9	$105.1	5.2%
Admissions	135,814	143,039	(7,225)	(5.1)
Equivalent admissions	284,123	284,218	(95)	—
Revenues per equivalent admission	$7,500	$7,128	$372	5.2
Medicare case mix index	1.29	1.27	0.02	1.6
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	39,450	41,463	(2,013)	(4.9)
Outpatient surgeries	108,677	108,982	(305)	(0.3)
Emergency room visits	674,720	663,703	11,017	1.7
Outpatient factor	2.09	1.99	0.10	5.0
     The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Nine Months
	Ended
	September 30,
	2009	2008
Medicare	29.8%	31.4%
Medicaid	10.3	9.6
HMOs, PPOs and other private insurers	44.1	44.2
Self-Pay	13.1	12.0
Other	2.7	2.8

	100.0%	100.0%

     Revenue for the nine months ended September 30, 2009 were $2,215.8 million, an increase of $189.9 million, or 9.4%, over the same period last year. Of this increase $84.9 million, or 44.7%, was attributable to our Acquisition. The remaining $105.0 million, or 55.3%, of the increase was derived from our same-hospital operations.
     Same-hospital admissions for the nine months ended September 30, 2009 declined by 5.1% to 135,814 compared to 143,039 in the same period last year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.
     Same-hospital equivalent admissions for the nine months ended September 30, 2009 were consistent at 284,123 compared to 284,218 in the same period last year. Despite declining inpatient admissions, our same-hospital equivalent admissions remained consistent primarily as a result of increases in the utilization of our laboratory testing services, an increase in our emergency room visits and increases in our other higher reimbursement outpatient diagnostic services, including CTs, MRIs and cardiac catheterizations. These increases contributed to an increase in our same-hospital outpatient factor to 2.09 compared to 1.99 in the same period last year. Our revenues per equivalent admission on a same-hospital basis increased 5.2% to $7,500 during the nine months ended September 30, 2009 as compared to $7,128 for the same period last year. Similarly, these increases are the result of increases in the utilization of our laboratory testing services, an increase in emergency room visits and increases in our other higher reimbursement outpatient diagnostic services. Additionally, we have experienced increases in the average acuity of our services provided, as evidenced by a 1.6% increase in our Medicare case mix index on a same-hospital basis to 1.29 as compared to 1.27 in the same period last year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates. Additionally, during the nine months ended September 30, 2009, we recognized approximately $5.0 million in revenues related to the favorable settlement of a Kentucky Medicaid rate appeal that covered the period July 1, 2004 through June 30, 2009.
Expenses
Salaries and Benefits
     The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Salaries and benefits (dollars in millions)	$875.0	39.5%	$797.5	39.4%	$77.5	9.7%
Man-hours per equivalent admission	92.0	N/A	92.0	N/A	—	—%
Salaries and benefits per equivalent admission	$2,944	N/A	$2,793	N/A	$151	5.4%
     For the nine months ended September 30, 2009, our salaries and benefits expense increased by $77.5 million to $875.0 million, or 9.7%, as compared to $797.5 million for the same period last year. Of this increase, $36.8 million, or 47.5%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the nine months ended September 30, 2009 as compared to the same period last year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians and their related support staff.
      Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. Our retirement plan expenses, which increased by $5.6 million during the nine months ended September 30, 2009 as compared to the same period last year, was the result of an absence of available ESOP share forfeitures, which reduced our required cash contributions to our defined contribution retirement plan during the same period last year.
      Finally, the number of our employed physicians increased by 56 to 290 from 234 from the same period last year and the number of employed physicians and their related support staff increased by 181 to 880 from 699 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $15.3 million in our salaries and benefits expense for the nine months ended September 30, 2009 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits.

Supplies
     The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Supplies (dollars in millions)	$304.2	13.7%	$279.3	13.8%	$24.9	9.0%
Supplies per equivalent admission	$1,026	N/A	$980	N/A	$46	4.7%
     For the nine months ended September 30, 2009, our supplies expense increased by $24.9 million to $304.2 million, or 9.0%, as compared to $279.3 million for the same period last year. Of this increase, $13.4 million, or 53.8%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 4.7% to $1,026, as compared to $980 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. As a percentage of revenues, our supplies expense decreased slightly to 13.7% for the nine months ended September 30, 2009 as compared to 13.8% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.
Other Operating Expenses
     The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Professional fees.	$54.1	2.4%	$47.8	2.3%	$6.3	13.4%
Utilities	38.4	1.7	38.6	1.9	(0.2)	(0.6)
Repairs and maintenance	48.5	2.2	42.1	2.1	6.4	15.1
Rents and leases	21.3	1.0	19.5	1.0	1.8	9.4
Insurance	35.1	1.6	31.6	1.6	3.5	11.0
Physician recruiting	18.2	0.8	16.2	0.8	2.0	12.1
Contract services	108.7	4.9	101.4	4.9	7.3	7.2
Non-income taxes	31.0	1.4	29.1	1.4	1.9	6.4
Other	50.4	2.3	45.9	2.3	4.5	9.9

	$405.7	18.3%	$372.2	18.3%	$33.5	9.0%

     For the nine months ended September 30, 2009, our other operating expenses increased to $405.7 million, or 9.0%, as compared to $372.2 million for the same period last year. Of this increase, $12.4 million, or 37.0%, was attributable to our Acquisition. Of the remaining $21.1 million increase in other operating expenses, the majority was the result of increases in professional fees, repairs and maintenance, insurance, contract services and other expenses.
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
     The increase in our insurance expense during the nine months ended September 30, 2009, as compared to the same period last year, was the result of an increase in our reserves for professional and general liability claims. Specifically, we have increased our estimated exposure on certain potential and outstanding claims covered under our professional and general liability insurance program as well as claims covered under our captive insurance company.

     Our contract services expense increased primarily as a result of our Acquisition as well as increases in our charitable program expenses and legal fees.
Provision for Doubtful Accounts
     The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2009	Revenues	2008	Revenues	(Decrease)	(Decrease)
Provision for doubtful accounts	$281.1	12.7%	$234.7	11.6%	$46.4	19.8%
Related key indicators:
Charity care write-offs	$44.9	0.8%	$40.0	0.8%	$4.9	12.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$289.5	13.1%	$242.4	12.0%	$47.1	19.4%
Net revenue days outstanding (at end of period)	41.0	N/A	42.6	N/A	(1.6)	(3.8)%
     Our provision for doubtful accounts increased by $46.4 million, or 19.8%, to $281.1 million for the nine months ended September 30, 2009, as compared to $234.7 million in the same period last year. This increase was primarily the result of an increase in our self-pay revenues as there were significant increases in unemployment in most of our communities within the past year. The majority of our same-hospital increases in self-pay revenues were the result of increases in outpatient revenue primarily driven by an increase in our emergency room visits. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the nine months ended September 30, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2008 Annual Report on Form 10-K.
Depreciation and Amortization
     For the nine months ended September 30, 2009, our depreciation and amortization expense increased to $106.1 million, or 8.5%, as compared to $97.8 million for the same period last year. Of this increase, $3.8 million, or 45.8%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during the second half of 2008 and the first half of 2009. As a percentage of revenues, our depreciation and amortization remained consistent at 4.8% for both the nine months ended September 30, 2009 and 2008.
Interest Expense
     Our interest expense decreased by $3.5 million, or 4.5%, to $77.2 million for the nine months ended September 30, 2009 as compared to $80.7 million for the same period last year. The decrease in interest expense for the nine months ended September 30, 2009, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Additionally, as the notional amount of our interest rate swap declined to $600.0 million on November 28, 2008, and a larger amount of our total outstanding debt became subject to floating interest rates that were lower than in the same period last year. This decrease was partially offset by an increase in our convertible debt interest expense. As a result of our adoption of ASC 470-20, we recognized additional interest expense on our convertible debt instruments of approximately $15.6 million and $14.6 million for the nine months ended September 30, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of ASC 470-20, please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes
     The provision for income taxes was $64.2 million, or 2.9% of revenues for the nine months ended September 30, 2009, as compared to $64.6 million, or 3.2% of revenues for the same period last year. Our effective tax rate decreased to 39.0% for the nine months ended September 30, 2009, as compared to 40.2% for the same period last year. The decrease in our effective tax rate to 39.0% for the nine months ended September 30, 2009 was largely due to the absence of a sizable non-deductible portion of non-cash ESOP expense for 2009 as compared to 2008. Additionally, our effective tax rate decreased as a result of a lower projected state tax provision and reduced projected deferred tax valuation allowances.
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
     The following table presents summarized cash flow information for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net cash flows provided by continuing operations	$70.3	$82.1	$229.3	$260.3
Less: Purchase of property and equipment	(33.7)	(37.5)	(118.8)	(111.5)

Free operating cash flow	36.6	44.6	110.5	148.8

Acquisitions, net of cash acquired	—	(1.3)	(79.7)	(10.6)
Proceeds from borrowings	—	—	—	10.4
Payments on borrowings	—	(10.0)	(13.5)	(10.0)
Repurchases of common stock	(0.4)	(0.1)	(3.0)	(118.2)
Proceeds from exercise of stock options	0.3	3.3	9.9	3.4
Distributions to noncontrolling interests, net of proceeds	(0.7)	(1.4)	(1.4)	(2.4)
Proceeds from the issuance (purchase) of redeemable noncontrolling interests	—	2.2	(0.8)	2.2
Capital lease payments and other	(1.9)	0.1	(3.6)	(4.9)
Other	0.6	(4.4)	4.9	(4.1)
Cash flows from operations used in discontinued operations	3.9	(6.1)	1.0	(11.2)
Cash flows from investing activities provided by (used in) discontinued operations	9.1	—	19.5	(5.0)

Increase (decrease) in cash and cash equivalents	$47.5	$26.9	$43.8	$(1.6)

     The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows provided by continuing operating activities during the three and nine months ended September 30, 2009, were negatively impacted by an increase in cash payments made for income taxes, differences in the timing of payments for salaries and wages and accounts payable, and additional cash payments made for operating activities related to our Acquisition as compared to the three and nine months ended September 30, 2008.
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
     The following table reflects our capital expenditures for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Capital projects	$21.1	$28.0	$79.4	$78.6
Routine	9.9	9.1	30.9	31.3
Information systems	2.7	0.4	8.5	1.6

	$33.7	$37.5	$118.8	$111.5

Depreciation expense	$34.8	$31.9	$105.2	$96.9

Ratio of capital expenditures to depreciation expense	96.8%	117.6%	112.9%	115.1%

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
Debt
     An analysis and roll-forward of our long-term debt, including current portion, for the nine months ended September 30, 2009 is as follows (in millions):

			Amortization of
	December 31,	Payments of	Convertible Debt		September 30,
	2008	Borrowings	Discounts	Other (a)	2009
Senior Secured Credit Facilities:
Term B Loans	$706.4	$(13.5)	$—	$—	$692.9
Revolving Loans	—	—	—	—	—
Province 7 1/2% Senior Subordinated Notes	6.1	—	—	—	6.1
3 1/4% Debentures	225.0	—	—	—	225.0
3 1/2% Notes	575.0	—	—	—	575.0
Unamortized discounts on 3 1/4% Debentures and 3 1/2% Notes	(123.5)	—	15.6	—	(107.9)
Capital leases	4.2	(1.9)	—	1.3	3.6

	$1,393.2	$(15.4)	$15.6	$1.3	$1,394.7

(a)	Represents the assumption of capital lease obligations in connection with the Company’s acquisition of Rockdale effective February 1, 2009.

     We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at September 30, 2009 and December 31, 2008 (dollars in millions):

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
Current portion of long-term debt	$1.1	$1.1	$—
Long-term debt	1,393.6	1,392.1	1.5
Unamortized discounts of convertible debt instruments (a)	107.9	123.5	(15.6)

Total debt, excluding unamortized discounts of convertible debt instruments	1,502.6	1,516.7	(14.1)
Total LifePoint Hospitals, Inc. stockholders’ equity (a).	1,780.6	1,652.0	128.6

Total capitalization	$3,283.2	$3,168.7	$114.5

Total debt to total capitalization	45.8%	47.9%	(210bps)

Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments (a)	53.9%	53.4%
Variable rate debt (b)	46.1	46.6

	100.0%	100.0%

Percentage of:
Senior debt	46.4%	46.8%
Subordinated debt, excluding unamortized discounts of convertible debt instruments (a)	53.6	53.2

	100.0%	100.0%

(a)	Effective January 1, 2009, we adopted the provisions of ASC 470-20. The adoption of ASC 470-20 required us to retrospectively restate prior periods to separately reflect the liability and equity components of our convertible debt instruments and to recognize interest expense for the related debt at our market rate of borrowing for non-convertible debt instruments as opposed to the explicit rate of our convertible debt instruments. Please refer to Note 2 to our accompanying condensed consolidated financial statements included elsewhere in this report for an additional discussion of the impact the adoption of ASC 470-20 had on our total debt and stockholders’ equity.

(b)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 6.2% as of September 30, 2009 and from 46.6% to 7.0% as of December 31, 2008. Please refer to Note 8 to our accompanying consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.
Capital Resources
Senior Secured Credit Facilities
Terms
     Our credit agreement with Citicorp North America, Inc. (“CITI”), as administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to Lender approval. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four installments totaling $692.9 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans. We anticipate working on a maturity date extension for our Revolving Loans during the remainder of 2009 and the first quarter of 2010.

Letters of Credit and Availability
     As of September 30, 2009, we had $43.0 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $407.0 million as of September 30, 2009, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of September 30, 2009, all of which is available under the additional tranches.
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
     As of September 30, 2009, the applicable annual interest rate under the Term B Loans was 2.02%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 0.39% at September 30, 2009. The weighted-average applicable annual interest rate for the three months and nine months ended September 30, 2009 under the Term B Loans was 2.22% and 2.81%, respectively.
Covenants
     The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the periods ending on September 30, 2009 through December 31, 2009 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.
     The financial covenant requirements and ratios are as follows:

		Level at
	Requirement	September 30, 2009
Minimum Interest Coverage Ratio	≥3.50:1.00	6.23
Maximum Total Leverage Ratio	≤4.00:1.00	3.11
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
Interest Rate Swap
     We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10 based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 8 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.
Liquidity and Capital Resources Outlook
     We expect the level of capital expenditures in 2009 to be in a range of $160.0 million to $180.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and are restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2009, we had projects under construction with an estimated additional cost to complete and equip of approximately $71.0 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.
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
     In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to certain limitation. The repurchase plan expires in January 2011, however, we are not obligated to repurchase any specific number of shares under the program.
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

Contractual Obligations
     We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2009, there were no material changes in our contractual obligations as presented in our 2008 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We had standby letters of credit outstanding of approximately $43.0 million as of September 30, 2009, all of which relate to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rates
     The following discussion relates to our exposure to market risk based on changes in interest rates:
Outstanding Debt
     We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $600.0 million at September 30, 2009 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.
     As of September 30, 2009, we had outstanding debt, excluding $107.9 million of unamortized discounts on our convertible debt instruments, of $1,502.6 million, 46.1%, or $692.9 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 6.2% as of September 30, 2009.
     Our Term B Loans, 3 1/2% Notes and 3 1/4% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2008 and September 30, 2009. The carrying amount and fair value of these instruments as of December 31, 2008 and September 30, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$672.1	$586.3
3 1/2% Notes, excluding unamortized discount	$575.0	$575.0	$495.2	$387.3
3 1/4% Debentures, excluding unamortized discount	$225.0	$225.0	$195.8	$162.0
     The fair values of our Term B Loans, 3 1/4% Debentures and 3 1/2% Notes were based on the quoted prices at September 30, 2009 and December 31, 2008.
Cash Balances
     Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at September 30, 2009. As a result, the interest rate market risk implicit in these investments at September 30, 2009, if any, is low.

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
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In May 2009, our hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. We believe that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure. We are cooperating with the government’s investigation. In addition, we are reviewing whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures.
Item 1A. Risk Factors.
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes our share repurchase activity by month for the three months ended September 30, 2009:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
		Weighted	Part of a	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program (b)	Program (b)
				(In millions)
July 1, 2009 to July 31, 2009 (a)	3,955	$26.38	—	$—
August 1, 2009 to August 31, 2009 (a)	2,645	$25.09	—	$100.0
September 1, 2009 to September 30, 2009 (a)	7,971	$26.57	—	$100.0

Total	14,571	$26.25	—	$100.0

(a)	These relate to shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

(b)	In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to certain limitations. We are not obligated to repurchase any specific number of shares under the program, which expires in January 2011. No repurchases had been made under the August 2009 repurchase program as of September 30, 2009.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws (incorporated by reference from exhibits to the Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By:	/s/ Michael S. Coggin
Michael S. Coggin
Chief Accounting Officer (Principal Accounting Officer)

Date: November 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws (incorporated by reference from exhibits to the Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.