Form 10-K
period 2009-12-31
LIFEPOINT HOSPITALS, INC.
filed 2010-02-19
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 000-51251

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1538254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

103 Powell Court Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(615) 372-8500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2009, was approximately $1.0 billion.

As of February 12, 2010, the number of outstanding shares of the registrant’s Common Stock was 54,848,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2010 annual meeting of stockholders are incorporated by reference into Part III of this report.

LIFEPOINT HOSPITALS, INC.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2009, we owned or leased 47 hospitals through our subsidiaries, having a total of 5,552 licensed beds and serving non-urban communities in 17 states. Seven of these hospitals were owned by third parties and leased by our subsidiaries. We generated $2,962.7 million, $2,700.8 million and $2,568.4 million in revenues from continuing operations during 2009, 2008 and 2007, respectively.

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

Operations

We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of making communities healthier. The operating strategies of our hospitals, however, are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to strive to: (1) expand the breadth of services offered at our hospitals — by adding equipment and seeking to attract specialty and primary care physicians — in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the non-urban communities where our hospitals are located; (3) recruit, retain and develop hospital executives interested in working and living in the non-urban communities where our hospitals are located; (4) negotiate favorable, facility-specific contracts with managed care and other private-pay payors; and (5) efficiently leverage resources across all of our hospitals. In appropriate circumstances, we may selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.

Each of our acute care hospitals is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass Community Hospital is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital, and we have not sought accreditation for that facility. Bluegrass Community Hospital participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

Nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staffs of hospitals are the majority of our employees. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans.

Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not operated by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.

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

Although we believe we will continue to successfully attract and retain key employees, qualified physicians and other healthcare professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other healthcare professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 4.3% equity interest in this group purchasing organization at December 31, 2009.

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

	2009	2008	2007
Medicare	29.6%	31.2%	32.6%
Medicaid	10.3	9.5	9.7
HMOs, PPOs and other private insurers	44.3	44.5	42.7
Self-pay	13.0	12.0	11.7
Other	2.8	2.8	3.3
	100.0%	100.0%	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the Medicaid program budgets have been cut, which has resulted in limiting the enrollment of participants. This, along with increasing self-pay revenue, has resulted in higher bad debt expense at many of our hospitals in the past few years.

Medicare

Our revenues from Medicare were approximately $876.4 million, or 29.6% of total revenues for the year ended December 31, 2009. Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program generally are often significantly less than the hospital’s customary charges for the services provided.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 6, 2006, includes measures related to specialty hospitals, quality reporting and pay-for-performance, and Medicaid cuts. The Medicare, Medicaid and SCHIP Extension Act of 2007 (the “Extension Act”) was signed into law on December 29, 2007, and affects physician payments and rehabilitation services. Additionally, CMS has continued to implement changes to various Medicare payment methodologies. The major hospital provisions of MMA, DRA and the Extension Act are discussed in the subsections below.

Medicare Inpatient Prospective Payment System

Under the Medicare program, hospitals are reimbursed for the operating costs of acute care inpatient stays under an inpatient prospective payment system (“IPPS”). Under the IPPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each diagnosis is assigned a diagnosis related group, commonly known as a “DRG.” Each DRG is assigned a payment rate that is prospectively set using national average resources used per case for treating a patient with a particular diagnosis. DRG payments do not consider the actual resources incurred by an individual hospital in providing a particular inpatient service. This DRG assignment also affects the prospectively determined capital rate paid with each DRG. DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

In addition to being adjusted by a predetermined geographic adjustment factor, the DRG rates are also adjusted by an update factor each federal fiscal year (“FFY”), which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. The DRG rates that became effective on October 1, 2009, 2008 and 2007 represented increases of 2.1%, 3.6% and 3.3%, respectively, over the previous year’s rates. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.

Prior to October 1, 2007, CMS had established 538 DRG classifications. On October 1, 2007, CMS adopted the final IPPS payment rule for FFY 2008 that replaced the existing 538 DRGs with 745 new severity-adjusted diagnosis related groups (“Medicare Severity DRGs” or “MS-DRGs”). The new MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients. The rule phased in the new MS-DRGs over a two year period, so that in FFY 2008 only half of the relative weight for each MS-DRG was based on the new MS-DRG relative weight and half was based on the old DRG relative weight. For FFY 2009, the relative weights were based entirely on the new MS-DRG relative weight. CMS anticipates that the conversion to MS-DRGs will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill.

To offset the effect of the coding and discharge classification changes that CMS believed would occur as hospitals implemented the MS-DRG system, the rule also reduced Medicare payments to hospitals by 1.2% in FFY 2008 and 1.8% in both FFYs 2009 and 2010. However, the TMA, Abstinence Education, and QI Programs Extension Act of 2007 (the “TMA Act”), which was adopted on September 29, 2007, effectively decreased the reductions for FFYs 2008 and 2009 to 0.6% and 0.9%, respectively. Under the TMA Act, CMS is required to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual FFY 2008 and 2009 claims data. In the proposed IPPS rule for FFY 2010, CMS proposed to reduce inpatient payment rates for hospitals by 1.9% to account for the increase in spending in FFY 2008 that was due to solely to the implementation of the MS-DRG system. However, because information on the extent of documentation and coding effects associated with the MS-DRG system on FFY 2009 spending is not yet known, CMS decided not to implement any reductions until it has a full year of FFY 2009 claims data. Once it has completed its analysis of FFY 2008 and 2009 claims data, CMS will consider phasing in future adjustments over an extended period beginning in FFY 2011.

The following tables list our historical Medicare DRG/MS-DRG and capital payments for the years presented (in millions):

	Medicare DRG Payments	Medicare Capital Payments
2009	$460.6	$38.9
2008	453.7	39.6
2007	456.5	40.5

In order to receive the full 2.1% market basket update for FFY 2010, hospitals were required to report certain patient care quality measures. Hospitals that did not submit this data received a 2.0% reduction in their payment rate, resulting in a net 0.1% update for 2010. MMA and DRA restrict the application of these provisions to hospitals paid under the inpatient PPS. The provisions do not apply to hospitals and hospital units excluded from the IPPS. For FFY 2009, our hospitals reported all quality measures required by CMS and received the full market basket update.

MMA also made a permanent 1.6% increase in the base DRG/MS-DRG payment rate for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG/MS-DRG rate. MMA lowered the percentage of the DRG/MS-DRG subject to a wage adjustment from 71.1% to 62.0% for hospitals in areas with a wage index below the national average and from 71.1% to 69.7% for hospitals in areas with a wage index greater than the national average. A majority of our hospitals have benefited from the MMA provisions adjusting the DRG/MS-DRG payment rates. Several provisions will continue to affect the FFY 2010 standardized amounts, including a full market basket adjusted rate for hospitals’ reporting of quality data as part of the CMS Hospital Quality Initiative and the reduction of the labor share.

These changes are reflected in the following tables:

FFY 2010 Standard Rate for Hospitals with a Wage Index Greater than the National Average (68.8% Labor Share and 31.2% Nonlabor Share):

	Labor- Related	Nonlabor- Related
Full update (2.1%)	$3,593.52	$1,629.62
Reduced update (0.1%)	$3,253.13	$1,597.70

FFY 2010 Standard Rate for Hospitals with a Wage Index Less than or Equal to the National Average (62.0% Labor Share and 38.0% Percent Nonlabor Share):

	Labor- Related	Nonlabor- Related
Full update (2.1%)	$3,238.35	$1,984.79
Reduced update (0.1%)	$3,174.91	$1,945.92

FFY 2010 Capital Standard Federal Payment Rate — $430.20

Medicare IPPS Outlier Payments

In addition to MS-DRG and capital payments, hospitals may qualify for payments for cases involving extraordinarily high costs when compared to average cases in the same MS-DRG. To qualify as a cost outlier, a hospital’s cost for the case must exceed the payment rate for the MS-DRG plus a specified amount called the fixed-loss threshold. The outlier payment is equal to 80% of the difference between the hospital’s cost for the stay and the threshold amount. The threshold is adjusted every year based on CMS’s projections of total outlier payments to make outlier reimbursement equal 5.1% of total payments for the applicable FFY. We anticipate outlier payments to decrease slightly in FFY 2010 as a result of an increase in the outlier threshold from $20,045 to $23,140.

Medicare Disproportionate Share Hospital Payments

The Medicare Disproportionate Share Hospital (“DSH”) adjustment provides additional payments to hospitals that treat a high percentage of low-income patients. The adjustment is based on the hospital’s disproportionate patient percentage (“DPP”), which is the sum of the number of inpatient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A inpatient days plus the number of inpatient days for patients who were eligible for Medicaid divided by the total number of hospital inpatient days. Hospitals whose DPP exceeds 15% are eligible for a DSH payment adjustment. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals be based on the same conversion factor, regardless of geographic location. Most of our hospitals have benefited from these provisions. Medicare DSH payments received in the aggregate by our hospitals for 2009, 2008 and 2007, were approximately $58.3 million and $55.3 million and $53.7 million, respectively.

Medicare Wage Index and Geographic Reclassification

Under the Medicare program’s prospective payment systems, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for the IPPS and January 1, 2005 for the Medicare outpatient prospective payment system, CMS implemented a number of changes to the wage index calculation. These changes include adopting new standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas issued by the Office of Management and Budget. Hospitals that have been adversely affected by this new definition received a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further,

CMS has applied an occupational mix adjustment factor to the wage index amounts. However, because of a court order issued on April 3, 2006, the final rates for FFY 2007 fully (i.e., at 100%) adjusted the wage indices for occupational mix.

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

Medicare Inpatient Rehabilitation Facility Prospective Payment System

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

On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” (“IRF Rule”) that revised the medical condition criteria rehabilitation hospitals and units must meet. The IRF Rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commenced with cost reporting periods beginning on or after July 1, 2004. At the end of the three-year transition period, the 75% compliance threshold would be restored. The three-year transition period was later delayed by one year, and the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”), which was enacted on December 29, 2007, permanently froze the compliance threshold at 60% effective for cost reporting periods starting July 1, 2006.

On August 7, 2009, CMS published its Medicare IRF-PPS final rule for FFY 2010. Among other things, the final rule included a 2.5% market basket update to the IRF-PPS payment rate, and increased the high-cost outlier threshold from $10,250 to $10,652 for FFY 2010. CMS estimates that the IRF-PPS final rule for FFY 2010 will increase total payments to IRFs by $145.0 million in FFY 2010.

At December 31, 2009, 14 of our hospitals in continuing operations operated inpatient rehabilitation units. Under this program, our hospitals received an aggregate of approximately $22.1 million, $25.9 million and $25.4 million during 2009, 2008 and 2007, respectively.

Medicare Inpatient Psychiatric Facility Prospective Payment System

As of December 31, 2009, we operated 14 inpatient psychiatric units. Effective for reporting periods after January 1, 2005, CMS replaced the previous cost-based system with a prospective payment system for inpatient hospital services that are furnished in psychiatric hospitals and the psychiatric units of general, acute care hospitals and critical access hospitals (“IPF-PPS”). The IPF-PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. The IPF-PPS also contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. The IPF-PPS was phased-in over a three-year period, and all inpatient psychiatric facilities payments are now entirely based on the IPF-PPS payment rate. CMS established the IPF-PPS payment rate in a manner that was intended to be budget neutral and has adopted a July 1 update cycle. On May 1, 2009, CMS published its final IPF-PPS payment rule for rate year (“RY”) 2010, which began on July 1, 2009 and ends on June 30, 2010. Among other things, the final IPF-PPS rule provides a 2.1% market basket update to the IPF-PPS payment rate and increased the higher cost outlier threshold from $6,113 to $6,565 for RY 2010. CMS estimates that the payment changes contained in the IPF-PPS final rule will result in an increase of $87.0 million in payments to all inpatient psychiatric facilities in RY 2010. Under this program, our hospitals received an aggregate of approximately $20.5 million, $17.9 million and $15.0 million for 2009, 2008 and 2007, respectively.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2009, 2008, and 2007 were $66.059, $63.694, and $61.468, respectively. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.

In addition to establishing the OPPS, BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Several of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare OPPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004 until December 31, 2005. DRA extended these payments for three years but at a reduced amount. Payments for 2007 and 2008 were 90% and 85%, respectively, of the hold harmless amount. On July 15, 2008, Congress enacted the Medicare Improvement for Patients and Providers Act (“MIPPA”), which included a provision extending hold harmless payments through 2009 at the 85% rate for both small rural hospitals and sole community hospitals.

On November 30, 2009, CMS published its final OPPS rule for CY 2010. Among other things, the rule includes a market basket increase of 2.1% for hospitals that meet the requirements of the Hospital Outpatient Quality Data Reporting Program and 0.1% for those that do not. For CY 2009, our hospitals reported all quality measures required by CMS and received the full market basket update. In addition, the final rule also set the APC conversion factor at $67.406 for CY 2010, established a Medicare payment rate for certain pulmonary and intensive cardiac rehabilitation services that are provided in an outpatient setting, and included an adjustment for hospital pharmacy costs that will result in hospitals being paid the average sale price plus 4.0% for most separately reimbursable drugs and biologicals. CMS estimates that under the final rule, aggregate Medicare payments to providers under the OPPS will increase by $1.9 billion in CY 2010.

The following table lists our historical Medicare outpatient payments for the years presented (in millions):

Medicare Outpatient Payments
2009	$216.6
2008	190.5
2007	185.0

Medicare Home Health Prospective Payment System

As of December 31, 2009, we operated 12 home health agencies. The Medicare program currently reimburses home health agencies on a prospective payment system basis. Under the Medicare home health prospective payment system (“HH-PPS”), home health agencies receive a predetermined base payment rate for each 60-day episode of care that is provided to a Medicare beneficiary. The base payment rate is adjusted for the health condition and care needs of the beneficiary and geographic differences in wages across the country. The Medicare program pays approximately half of the base payment rate when it receives the initial request for anticipated payment from the home health agency and the residual half at the close of the 60-day episode of care unless there is an applicable adjustment to that amount. Adjustments are generally made to the base payment rate if the beneficiary requires four or fewer visits during the applicable 60-day episode, transfers to a different home health agency or is discharged and readmitted to the same home health agency during the 60-day episode. Additional payments may also be made for beneficiaries who incur unusually large costs. If a beneficiary is still in need of home health services after the end of the first 60-day episode, a second episode of care may begin. There are no limits to the number of episodes of home health services a Medicare beneficiary can receive. Under the HH-PPS, a home health agency must bill for all home health services provided to the beneficiary, including nursing services, physical and occupational therapy services, speech-language pathology services, routine and non-routine medical supplies, home health aide services and medical social services, but not including durable medical equipment. On November 10, 2009, CMS issued the final HH-PPS payment rule for CY 2010, which, among other things, included a 2.0% market basket update to the HH-PPS payment rate for home health agencies that submit the quality data required by CMS and a 0.0% market basket update for home health agencies that do not. CMS is continuing to implement its current policy regarding a case-mix adjustment with a 2.75% reduction to the national standardized 60-day episode payment rates and non-routine medical supply (“NRS”) factor for CY 2010. This reduction is to offset an increase in home health case mix not associated with any underlying change in the actual clinical condition of home health patients. This reflects the third year of a four year phase-in of adjustments to HH-PPS rates. CMS estimates the HH-PPS final rule for FFY 2010 will decrease total payments to home health agencies by $140.0 million in FFY 2010.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by the Medicare beneficiary can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the fiscal intermediary from the prior cost report filing.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $17.0 million, $16.4 million and $15.6 million for 2009, 2008 and 2007, respectively.

Medicare Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in five states (New York, California, Florida, Massachusetts, and South Carolina), but was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the United States in 2008 and 2009 and is operating in all fifty states now.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to a RAC program appeals process. Although we believe our claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.

Medicaid

Our revenues from Medicaid were approximately $305.6 million, or 10.3% of total revenues for the year ended December 31, 2009. Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Amounts received under the Medicaid program are often significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a prospective payment system, fee schedule, cost reimbursement programs, or some combination of these three methods.

Estimated revenues under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 10.3%, 9.5% and 9.7% of total revenues at our hospitals for 2009, 2008 and 2007, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For 2009, 2008 and 2007, our revenue attributable to disproportionate share payments and other supplemental payments was approximately $25.1 million, $19.8 million, $19.4 million, respectively.

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

In 2009, Congress made an effort to address the financial challenges Medicaid is facing by increasing the amount of Medicaid funding available to states through the “American Recovery and Reinvestment Act of 2009,” (the “ARRA”), which was enacted on February 17, 2009. Among other things, the ARRA provides $86.6 billion over 27 months to help states maintain and expand Medicaid enrollment. Under the ARRA, each state will receive a 6.2% increase in federal Medicaid funding.

Annual Cost Reports

Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from HMOs, PPOs and other private insurers were approximately $1,313.6 million, or 44.3% of total revenues for the year ended December 31, 2009. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

Self-Pay and Charity/Indigent Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $386.4 million, or 13.0% of total revenues for the year ended December 31, 2009. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity/indigent care. A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. Over the past few years, we have seen an increase in the amount of self-pay revenues at our hospitals, which are the least collectible of all accounts.

We provide care to certain patients that qualify under the local charity/indigent care policy at each of our hospitals. We discount a charity/indigent care patient’s charges against our revenues, therefore, we do not report such discounts in our provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

The following table lists our self-pay revenues and charity/indigent care write-offs from continuing operations for the years presented (in millions):

	Self-Pay Revenues	Charity/Indigent Care Write-Offs	Combined Total
2009	$386.4	$58.5	$444.9
2008	324.5	53.7	378.2
2007	300.0	50.5	350.5

Healthcare Reform

The healthcare industry continues to attract substantial legislative interest and public attention, and the regulatory, enforcement and reimbursement environment could change substantially during 2010. Healthcare reform continues to be one of Obama’s administration’s highest priorities. In late 2009, the House of Representatives and the Senate approved bills that would dramatically alter the U.S. healthcare system. However, due to congressional changes, these bills have not moved beyond the two chambers. All of the currently proposed legislation is intended to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in healthcare expenditures. The changes being considered include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, and creating new public health insurance options that could be based on Medicare or negotiated payment rates. Even if signed into law, a majority of the proposed changes will not take effect until 2013. We cannot predict whether any of the current healthcare reform legislation will be enacted or, if enacted, the overall impact such changes would have on us.

In addition, in recent years, Medicaid enrollment has grown as more people became eligible for the program. At the same time, healthcare costs have been rising, forcing states to address Medicaid cost-containment. Healthcare costs, demographics, erosion of employer-sponsored health coverage and potential changes in federal Medicaid policies continue to put pressure on state Medicaid programs. Policymakers in many states are evaluating the Medicaid programs in their states and considering reforms. Also, the number of persons without health insurance has risen. The federal government has recently taken steps to address some of these challenges by expanding health insurance coverage for children through the State Children’s Health Insurance Program (“SCHIP”) program and increasing federal funding of the Medicaid program as part of the ARRA. We anticipate that federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the healthcare delivery system to provide coverage for more or all persons.

Competition for Patients

Our hospitals and other healthcare businesses operate in extremely competitive environments. Competition among healthcare providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:

•	the scope, breadth and quality of services a hospital offers to its patients and physicians;
•	whether new, competitive services require the receipt of a certificate of need or other similar authorization;
•	the number, quality and specialties of the physicians who admit and refer patients to the hospital;
•	nurses and other healthcare professionals employed by the hospital or on the hospital’s staff;
•	the hospital’s reputation;
•	its managed care contracting relationships;
•	its location and the location and number of competitive facilities and other healthcare alternatives;
•	the physical condition of its buildings and improvements;
•	the quality, age and state-of-the-art of its medical equipment;
•	its parking or proximity to public transportation;
•	the length of time it has been a part of the community;
•	the relative convenience of the manner in which care is provided (for example, whether services are available on an outpatient basis and whether services can be obtained quickly);
•	the choices made by the physicians on the medical staffs of our hospitals; and
•	the charges for its services.

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

We also face increasing competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers. Physician competition also has increased as physicians, in some cases, have become equity owners in surgery centers and outpatient diagnostic centers to which they refer patients.

Competition for Professionals

Our hospitals must also compete for professional talent. A significant factor in our future success will be the ability of our hospitals to attract and retain physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. We seek to attract physicians by striving to employ excellent nurses, equip our hospitals with technologically advanced equipment and an attractive, up-to-date physical plant, properly maintaining the equipment and physical plant, and otherwise create an environment within which physicians choose to practice. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, our hospitals will be better positioned to attract and retain qualified physicians with a variety of specialties.

We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of assistance we can provide to recruited physicians are limited by the federal physician self-referral (Stark) law, federal and state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Where it is legally permissible to do so, our hospitals and affiliated entities employed substantially more physicians at the end of 2009 than at the end of 2008. In such situations, we also often employ office employees and other personnel necessary to support these physicians. We expect this trend to continue.

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

Employees

At December 31, 2009, we had approximately 22,000 employees, including approximately 5,500 part-time employees. Nurses, therapists, lab and radiology technicians, facility maintenance staff and the administrative staff of hospitals constitute the majority of our employees. Approximately 230 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.

Government Regulation

Overview

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2009, all of our acute care hospitals were accredited by the Joint Commission. The Joint Commission accreditation and deemed status with CMS indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services (“DHHS”) that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

Fraud and Abuse Laws

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. In addition, HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services and established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

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

The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. These types of referrals are commonly known as “self referrals.” A violation of the Stark law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, exclusion from participation in the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception, which may be eliminated or significantly restricted by Congress in the near future, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. In recent years, CMS has issued a number of proposed and final rules modifying the Stark law exceptions, including the exception for equipment leases, and the law’s treatment of “under arrangement” services agreements. While some changes have been implemented, others remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future that will require us to continue to modify our activities.

In addition to issuing new regulations, or applying new interpretations to existing rules or regulations, CMS also seems to be significantly intensifying its scrutiny of the conduct of hospitals. CMS originally indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships

Report (“DFRR”) to CMS in 2007. CMS subsequently reduced the number of hospitals that would be subject to the DFRR requirements to 400. If issued, the DFRR is expected to require detailed information concerning each selected hospital’s ownership, investment, and compensation arrangements with physicians, including copies of contracts and an indication as to whether such contracts comply with the strict requirements of the Stark law. CMS has indicated it will distribute the DFRR to selected hospitals once the DFRR is approved by the Office of Management and Budget (“OMB”). Although final OMB approval is still pending, the deadline for public comment was January 20, 2009. Therefore, the DFRR could be distributed at any time. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond.

Federal False Claims Act

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring actions on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the federal anti-kickback statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.

Emergency Medical Treatment and Active Labor Act

All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital.

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

HIPAA Transaction, Privacy and Security Requirements

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

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the ARRA. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for state attorneys general for certain HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. On August 24, 2009, DHHS issued regulations that clarified and explained the HITECH Act’s requirements. The regulations took effect on September 23, 2009, but DHHS has announced that it will delay imposing penalties pursuant to the regulations until February 22, 2010. Compliance with these new standards and the overlapping state laws regarding the protection of personal information requires significant commitment and action by our facilities, and we may incur significant costs in implementing the policies and systems required to comply.

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

Patient Safety and Quality Improvement Act of 2005

On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs will be certified by the Secretary of the DHHS for three-year periods after the Secretary develops applicable certification criteria. PSOs will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies. We will monitor the progress of these voluntary reporting programs and we anticipate that we will participate in some form when the details are available. We anticipate that we will participate as they are formed.

Corporate Practice of Medicine and Fee-Splitting

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

Not-for-Profit Hospital Conversion Legislation

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In states that do not have such legislation, the attorneys general have demonstrated an interest in reviewing these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. Reviews and, in some instances, approval processes adopted by state authorities can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

State Hospital Rate-Setting Activity

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

Medical Malpractice Tort Law Reform

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

Environmental Regulation

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

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self insurance retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. As of December 31, 2009, our SIR for professional and general liability risks is $5.0 million per claim. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

Our workers’ compensation program has a $2.0 million deductible for each loss in all states except for Wyoming. Workers’ compensation in Wyoming operates under a state specific program.

We also maintain directors’ and officers’, property and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. The limits provided by the directors’ and officers’ policy are based on numerous factors, including the commercial insurance market. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have three locations that are considered a high exposure to named-storm risk and carry a deductible of 3% of their respective property values.

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of the Company, issues malpractice insurance policies to our employed physicians.

Other Events

On February 25, 2009, we entered into an Amended and Restated Rights Agreement by and between us and American Stock Transfer & Trust Company, LLC as Rights Agent (the “Amended Rights Agreement”). The Amended Rights Agreement extended the term of our Shareholder Rights Plan to February 25, 2019, adjusted the exercise price of the preferred stock purchase rights associated with our common stock (the “Rights”) and amended the definition of “Beneficial Owner” and “Beneficially Own” to clarify that a person will be deemed to beneficially own any securities that are the subject of specified derivative transactions.

Pursuant to the Amended Rights Agreement, each of the Rights, which were previously distributed to our common stockholders, entitles the holder, if and when the Rights become exercisable, to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $125.00. Initially, the Rights are represented by our Common Stock certificates and are not exercisable.

The Amended Rights Agreement is designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of us without offering a fair price to all of our stockholders. The Rights will not prevent a takeover, but are designed to encourage anyone seeking to acquire us to negotiate with our Board of Directors prior to attempting a takeover.

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

The failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, can have a disproportionate impact on our hospitals.

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

We may continue to see the growth of uninsured and “patient due” accounts, and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows.

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise. As unemployment rates increase, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our hospitals could become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows.

The recent economic recession, along with current conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows.

The United States economy recently emerged from an economic recession and unemployment levels remain high. Declining consumer confidence and high unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. Moreover, a greater number of uninsured patients may seek care in our emergency rooms. We are unable to determine the specific impact of these economic conditions on our business at this time, but we believe that future deterioration will have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2009, we derived 39.9% of our revenues from the Medicare and Medicaid programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $35.6 million during 2009 under the New Mexico Sole Community Provider Program (the “SCPP”). While the funds made available to MMC (and other New Mexico hospitals that participate in the SCPP) are not tied directly to the cost of actual services provided, MMC is required to provide an annual report of its costs to Dona Ana County (the county primarily served by MMC). Once desired funding levels were established by Dona Ana County for 2009, the county submitted funds to the New Mexico Human Services Department (the “NMHSD”), which in turn were combined with funds sent by other New Mexico counties and then used by the NMHSD to request matching funds from the federal government. Once the federal matching dollars were made available to the state, the resulting sole community provider payment was made under the SCPP directly to MMC (and other hospitals participating in the SCPP) by the NMHSD. The payments made by the NMHSD to hospitals pursuant to the SCPP are based on formulas established with respect to each participating hospital. The SCPP was created in 1993 and has resulted in significant payments to MMC in prior years. Like many other states, there is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels as a result of budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconstituted. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.

If we do not effectively attract, recruit and retain qualified physicians, nurses, medical technicians and other healthcare professionals, our ability to deliver healthcare services efficiently will be adversely affected.

As a general matter, only physicians on our medical staffs may direct hospital admissions and the services ordered once a patient is admitted to a hospital. As a result, our success depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals — most of whom have no long-term contractual relationship with us — having an appropriate number of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians.

The primary method we use to add or expand medical services is the recruitment of new physicians into our communities. The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the non-urban communities in which our hospitals operate are not vibrant, or are not seen as attractive, then we could experience difficulty attracting and retaining physicians to practice in our communities. We may not be able to recruit all of the physicians we target. In addition, we may incur increased malpractice expense if the quality of physicians we recruit does not meet our expectations.

Further, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the federal Stark law, federal and state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

We also employed more physicians during 2009 than in prior years. We believe that physician employment by acute care hospitals has become more common in recent periods and that our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs. For example, it is more likely that we could be found liable if an employed physician commits malpractice. As we employ more physicians, we also expect to incur increased operating losses, and increasing amounts of bad debt, associated with the practices of such physicians. In light of the competition for a limited number of physicians, some are able to command significant (although fair market value) salaries. The combined increased salary costs, operating losses and potential liabilities are significant and, if this trend continues, could have an adverse effect on our results of operations.

Finally, we compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

The loss of certain physicians can have a disproportionate impact on certain of our hospitals.

Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians — even if temporary — could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

We cannot predict the effect that health care reform, if any, and other changes in government programs may have on our business, financial condition or results of operations.

In the fourth quarter of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. While neither of these bills has become law, such bills or similar proposals have been, and we expect will continue to be, a focus at the federal level. Among other things, these proposals intend to decrease the number of uninsured legal U.S. residents and reduce health care costs. Various mechanisms to fund health care reform legislation are being considered, including proposals that could reduce hospital reimbursement or otherwise adversely affect our revenues, and various mechanisms to control health care costs are being considered, including proposals that could impose new information technology requirements upon our hospitals or otherwise increase our operating costs. Several states are also considering health care reform measures. We cannot predict what form health care reform will take, or if significant health care reform in the near term will take place at all. While federal or state health care reform could adversely affect our business, financial condition or results of operations, a decision by Congress not to enact significant health care reform in the near term could also have a negative impact on investor sentiment about companies in the health care industry and, therefore, adversely affect the trading price of our common stock.

The focus on health care reform may also increase the likelihood of material changes to existing government health care programs. A significant portion of both our patient volumes and, as a result, our revenues is derived from government health care programs, principally Medicare and Medicaid. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in Medicare, Medicaid and other health care programs may reduce reimbursements to health care providers and insurers and may also increase our operating costs, which could have an adverse effect on our business, financial condition or results of operations.

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

Hospitals continue to be one of the primary focal areas of OIG investigations. The OIG reported savings and expected recoveries for federal healthcare programs of more than $21.0 billion for FFY 2009. The implementation of the RAC program is one example of this increased regulatory enforcement focus. The claims review strategies used by the RACs include review of high dollar claims, including inpatient hospital claims. During the three year RAC demonstration program, a large majority of the total amounts recovered by RACs came from hospitals.

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

In a series of notices in 2007, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report to CMS. CMS subsequently reduced the number of hospitals that would be subject to the DFRR requirements to 400. Although final OMB approval of the DFRR is still pending, the deadline for public comment was January 20, 2009; therefore, it could be distributed at any time. If the DFRR is distributed, we expect that a number of our facilities may be included among those required to respond. CMS intends to use this data to monitor compliance with the Stark law, and CMS has indicated that it may share the information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against us. Once a hospital receives this request, the hospital will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. The hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. Any such investigation or enforcement action could materially adversely affect the results of our operations.

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

In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report. If these measures become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on the measures, we would expect that our patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Kentucky, Virginia, New Mexico, West Virginia, Tennessee, Alabama, Louisiana, Arizona and Texas. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount			% of Total Revenues
	2009	2008	2007	2009	2008	2007
Kentucky	$485.5	$465.0	$435.4	16.4%	17.2%	17.0%
Virginia	384.1	381.6	369.7	13.0	14.1	14.4
New Mexico	288.0	245.7	225.0	9.7	9.1	8.8
West Virginia	250.7	243.4	229.7	8.5	9.0	8.9
Tennessee	225.5	223.2	209.8	7.6	8.3	8.2
Alabama	209.6	203.2	191.0	7.1	7.5	7.4
Louisiana	204.2	194.6	189.4	6.9	7.2	7.4
Arizona	195.2	173.8	167.1	6.6	6.4	6.5
Texas	139.9	142.3	135.3	4.7	5.3	5.3

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

As of December 31, 2009, our consolidated debt was approximately $1,502.2 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreements and the agreements or indentures governing any additional indebtedness that we incur in the future. Our credit facility contains an uncommitted “accordion” feature that permits us to borrow at a later date additional aggregate principal amounts of up to $650.0 million under the term A and the term B loan components and up to $412.5 million under the revolving loan component, subject to the receipt of commitments and the satisfaction of other conditions. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for our Credit Agreement. Our ability to repay or refinance our indebtedness will depend upon our ability to amend and extend our term B loan and revolving loan components and our ability to monetize our interests in our hospital assets and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.

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

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our SIR amount. As a result, one or more successful claims against us that are within our SIR amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Also, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. In addition, we operate a wholly-owned captive insurance company under the name Point of Life Indemnity, Ltd., which, issues malpractice insurance policies to our employed physicians and certain voluntary attending physicians.

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

At December 31, 2009, we had approximately $1,523.0 million of goodwill on our consolidated balance sheet. We expect to recover the carrying value of this goodwill through our future cash flows. We evaluate annually, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring not-for-profit entities.

One element of our business strategy is expansion through the acquisition of acute care hospitals in non-urban markets. We face significant competition to acquire other attractive non-urban hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital — for example, a hospital located near existing hospitals or those who will realize economic synergies — have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

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

Technological advances, including with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and positron emission tomography scanner (PETs) equipment, continue to evolve. In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements. We believe that the direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.

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

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Ten states in which we operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

In states without certificate of need laws, competing providers of healthcare services are able to expand and construct facilities without the need for significant regulatory approval.

In the seven states in which we operate that do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services, competing healthcare providers face low barriers to entry and expansion. If competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospitals as of December 31, 2009:

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Operational Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-Off(a)	100	Own
Lakeland Community Hospital	Haleyville	December 1, 2002	50	Own
Northwest Medical Center	Winfield	December 1, 2002	71	Own
Russellville Hospital	Russellville	October 3, 2002	100	Own
Vaughan Regional Medical Center	Selma	April 15, 2005	175	Own
Arizona
Havasu Regional Medical Center	Lake Havasu City	April 15, 2005	181	Own(b)
Valley View Medical Center	Ft. Mohave	November 8, 2005	66	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000	141	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009	138	Own
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-Off(a)	99	Own(b)
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	HCA Spin-Off(a)	58	Own
Georgetown Community Hospital	Georgetown	HCA Spin-Off(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-Off(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-Off(a)	259	Own
Logan Memorial Hospital	Russellville	HCA Spin-Off(a)	92	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-Off(a)	101	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005	52	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
River Parishes Hospital	LaPlace	July 1, 2004	106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	157	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001	105	Own
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Operational Status
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	286	Lease
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001	118	Own
Crockett Hospital Emerald-Hodgson Hospital	Lawrenceburg Sewanee	HCA Spin-Off(a) HCA Spin-Off(a)	99 41	Own Own
Hillside Hospital	Pulaski	HCA Spin-Off(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-Off(a)	114	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-Off(a)	157	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	150	Own
Parkview Regional Hospital	Mexia	April 15, 2005	59	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-Off(a)	39	Own
Castleview Hospital	Price	HCA Spin-Off(a)	84	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	290	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000	89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-Off(a)	70	Own
			5,552

(a)	We were formerly a division of HCA and were spun-off as an independent publicly-traded company on May 11, 1999.
(b)	The hospital is owned and operated by a joint venture with physicians in which a LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.

We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our corporate headquarters are located in approximately 135,000 square feet of leased space in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs.

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

Based on a review of the number of the kyphoplasty procedures performed at all of our other hospitals, as part of our effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We are continuing to cooperate with the government’s investigation and are reviewing whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Item 4. Submission of Matters to a Vote of Security Holders.

We had no matters submitted to a vote of the stockholders during the quarter ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2010
First Quarter (through February 18, 2010)	$33.92	$28.48
2009
First Quarter	$25.06	$17.74
Second Quarter	29.88	19.55
Third Quarter	29.37	23.94
Fourth Quarter	33.99	27.00
2008
First Quarter	$30.75	$23.76
Second Quarter	33.25	27.28
Third Quarter	35.94	27.85
Fourth Quarter	31.79	16.92

On February 18, 2010, the last reported sales price for our common stock on the NASDAQ Global Select Market was $30.40 per share.

Stockholders

As of February 12, 2010, there were 54,848,300 shares of our common stock held by 10,492 holders of record.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2007 and in August 2009, our Board of Directors authorized the repurchase of up to $150.0 million and $100.0 million, respectively, of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The November 2007 repurchase plan expired in November 2008. The August 2009 repurchase plan expires in January 2011. We are not obligated to repurchase any specific number of shares under the August 2009 repurchase plan. During the year ended December 31, 2008, we repurchased approximately 3.8 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million at an average purchase price of $26.57 per share under the November 2007 repurchase plan. There were no repurchases under the August 2009 repurchase plan during the year ended December 31, 2009.

Additionally, we redeem shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $3.1 million and $2.4 million, respectively, during the years ended December 31, 2009 and 2008. These shares have been designated by the Company as treasury stock.

The following table summarizes our share repurchase activity by month during the year ended December 31, 2009:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)(b)
January 1, 2009 to January 31, 2009	2,236	(a)	$22.84	—	$—
February 1, 2009 to February 28, 2009	68,020	(a)	$22.77	—	$—
March 1, 2009 to March 31, 2009	—		$—	—	$—
April 1, 2009 to April 30, 2009	41,855	(a)	$23.65	—	$—
May 1, 2009 to May 31, 2009	1,192	(a)	$27.27	—	$—
June 1, 2009 to June 30, 2009	—		$—	—	$—
July 1, 2009 to July 31, 2009	3,955	(a)	$26.38	—	$—
August 1, 2009 to August 31, 2009	2,645	(a)	$25.09	—	$100.0
September 1, 2009 to September 30, 2009	7,971	(a)	$26.57	—	$100.0
October 1, 2009 to October 31, 2009	240	(a)	$30.65	—	$100.0
November 1, 2009 to November 30, 2009	212	(a)	$29.78	—	$100.0
December 1, 2009 to December 31, 2009	2,448	(a)	$30.70	—	$100.0
Total	130,774		$23.58	—	$100.0

(a)	Shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.
(b)	We did not have a share repurchase program in place from November 2008, when the November 2007 repurchase plan expired, until the adoption of the August 2009 repurchase plan. No repurchases had been made under the August 2009 repurchase program as of December 31, 2009.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2009, with respect to shares of common stock that may be issued under our existing equity compensation plans, including our LTIP, our Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) and our MSPP:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	4,269,484 (1)	$30.47 (2)	2,813,205 (3)
Equity Compensation Plans not Approved by Security Holders	None	None	None
Total	4,269,484	$30.47	2,813,205

(1)	Includes the following:
•	4,223,676 shares of common stock to be issued upon exercise of outstanding stock options granted under the LTIP;
•	34,762 shares of common stock to be issued upon exercise of restricted stock units granted under the ODSICP; and
•	11,046 shares of common stock to be issued upon the vesting of deferred stock units outstanding under the ODSICP.
(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.
(3)	Includes the following:
•	2,710,067 shares of common stock available for issuance under the LTIP;
•	46,090 shares of common stock available for issuance under the MSPP; and
•	57,048 shares of common stock available for issuance under the ODSCIP.

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2009. The selected financial data is derived from our consolidated financial statements included elsewhere in this report. In April 2005, we completed a merger with Province Healthcare Company (“Province”). The results of operations of Province are included in our results of operations beginning April 16, 2005. The timing of this and other acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$2,962.7	$2,700.8	$2,568.4	$2,336.5	$1,762.7
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	$139.2	$126.7	$120.1	$141.5	$76.2
Income from continuing operations per share:
Basic	$2.64	$2.41	$2.13	$2.54	$1.52
Diluted	$2.59	$2.37	$2.09	$2.51	$1.50
Weighted average shares outstanding:
Basic	52.7	52.5	56.2	55.6	50.1
Diluted	53.8	53.5	57.2	56.3	53.2
Cash dividends declared per share	—	—	—	—	—
Balance Sheet Data (as of end of year):
Working capital	$485.9	$376.2	$373.6	$377.7	$275.3
Property and equipment, net	$1,499.4	$1,416.0	$1,383.0	$1,305.4	$1,221.9
Total assets	$3,873.3	$3,680.3	$3,635.9	$3,638.3	$3,224.6
Total debt, excluding unamortized discounts of convertible debt instruments	$1,502.2	$1,516.7	$1,517.1	$1,668.5	$1,514.0
Total LifePoint Hospitals, Inc. stockholders’ equity	$1,827.7	$1,652.0	$1,629.1	$1,471.5	$1,312.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations, including the operations of Rockdale Medical Center (“Rockdale”) acquired effective as of February 1, 2009.

We make forward-looking statements in this report, other reports and in statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; collection of accounts receivable; existing and future debt and equity structure; compliance with debt covenants; our strategic goals; future acquisitions, including integration of acquired facilities, and dispositions; our business strategy and operating philosophy, including the manner in which potential acquisitions or divestitures are evaluated; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations; anticipated changes in law as a result of national healthcare reform; the performance of counterparties to our agreements; our plans as to the payment of dividends; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; future capital expenditures, including capital expenditures related to information systems; the impact of changes in our critical accounting estimates; claims and legal actions relating to professional liabilities, governmental investigations and other matters; the impact and applicability of new accounting standards; and physician recruiting and retention, including trends in physician employment.

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

Overview

We operate general acute care hospitals in non-urban communities in the United States. At December 31, 2009, we owned or leased 47 hospitals through subsidiaries, having a total of 5,552 licensed beds, and serving communities in 17 states. Seven of our hospitals are owned by third parties and leased by our subsidiaries. Effective February 1, 2009, we acquired Rockdale, a 138 bed acute care hospital located in Conyers, Georgia. The results of operations of Rockdale are included in our results of operations beginning February 1, 2009.

We generate revenues primarily through hospital services offered at our facilities. We generated $2,962.7 million, $2,700.8 million and $2,568.4 million in revenues from continuing operations during 2009, 2008 and 2007, respectively. In 2009, we derived 39.9% of our revenues from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.

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

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the United States has a shortage of physicians in certain practice areas, including specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies as cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located.

Our business and our hospitals are highly regulated, and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

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

The healthcare industry continues to attract substantial legislative interest and public attention, and the regulatory, enforcement and reimbursement environment could change substantially during 2010. Healthcare reform continues to be one of Obama’s administration’s highest priorities. In late 2009, the House of Representatives and the Senate approved bills that would dramatically alter the U.S. healthcare system. However, due to congressional changes, these bills have not moved beyond the two chambers. All of the currently proposed legislation is intended to provide coverage and access to substantially all Americans to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes being considered include, among other things, reducing payments to Medicare Advantage plans, expanding the Medicare program’s use of value-based purchasing programs and tying hospital payments to the satisfaction of certain quality criteria, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicaid eligibility, and creating new public health insurance options that would be based on Medicare payment or negotiated rates. Even if signed into law, a majority of the proposed changes will not take effect until 2013. We cannot predict whether any of the current healthcare reform legislation will be enacted or, if enacted, the overall impact such changes would have on us. However, our management is closely monitoring these reform proposals as it becomes more likely that legislation requiring substantial changes to the healthcare industry may be enacted. We cannot predict the impact that the proposed healthcare reform plans would have on us, and it is uncertain whether any major reform will be enacted in 2010.

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

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2008, we refined our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. During 2009, we continued to strive to improve our recruiting and retention efforts including centralizing at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.

The quality of healthcare services provided at our hospitals (and the perceived quality of such services) is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the CMS core measure scores ascribed to our hospitals is impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems (“HCAHPS”) scores, an important measure of patients’ perspectives of hospital care. We are committed to further improve our scores at our hospitals through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.

In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies.

Additionally, we believe that growth can also be achieved by adding new service lines in our existing markets, investing in new technologies desired by physicians and patients, and demonstrating the quality of the care provided in our facilities. For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive healthcare services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to promptly respond to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.

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

Additional Growth

The acquisition of Rockdale, effective February 1, 2009, is consistent with our stated goal of seeking to acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets. Rockdale’s revenues for the period from February 1, 2009, which was the date on which we acquired the hospital, to December 31, 2009 were $117.6 million.

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

ESOP.  Employee stock ownership plan. The ESOP is a defined contribution retirement plan that covered substantially all of our employees. On December 31, 2008. the ESOP loan was repaid in full and all remaining shares were released. Effective January 1, 2009, we began funding our defined contribution plan entirely with cash.

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

Same-hospital.  Same-hospital information includes the results of our corporate office and the same 46 hospitals operated during the three months ended December 31, 2009 and 2008 and the years ended December 31, 2009, 2008 and 2007, and exclude the results of our Acquisition and our hospitals that have been disposed of.

Operating Results Summary

The following tables present summaries of results of operations for the three months ended December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$746.9	100.0%	$674.9	100.0%
Salaries and benefits	295.9	39.6	267.9	39.7
Supplies	104.9	14.0	93.3	13.8
Other operating expenses	132.3	17.8	127.6	19.0
Provision for doubtful accounts	94.3	12.6	78.5	11.6
Depreciation and amortization	36.9	5.0	34.3	5.0
Interest expense, net	26.0	3.5	27.0	4.0
Impairment charge	1.1	0.1	—	—
	691.4	92.6	628.6	93.1
Income from continuing operations before income taxes	55.5	7.4	46.3	6.9
Provision for income taxes	16.1	2.1	15.3	2.3
Income from continuing operations	39.4	5.3	31.0	4.6
Less: Net income attributable to noncontrolling interests	(0.8)	(0.1)	(0.6)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$38.6	5.2%	$30.4	4.5%

	Years Ended December 31,
	2009		2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,962.7	100.0%	$2,700.8	100.0%	$2,568.4	100.0%
Salaries and benefits	1,170.9	39.5	1,065.4	39.4	1,006.1	39.2
Supplies	409.1	13.8	372.6	13.8	352.2	13.7
Other operating expenses	538.0	18.2	499.8	18.5	464.0	18.0
Provision for doubtful accounts	375.4	12.7	313.2	11.6	307.0	12.0
Depreciation and amortization	143.0	4.8	132.1	5.0	129.4	5.0
Interest expense, net	103.2	3.5	107.7	4.0	107.4	4.2
Impairment charges	1.1	—	1.2	—	—	—
	2,740.7	92.5	2,492.0	92.3	2,366.1	92.1
Income from continuing operations before income taxes	222.0	7.5	208.8	7.7	202.3	7.9
Provision for income taxes	80.3	2.7	79.9	2.9	80.5	3.2
Income from continuing operations	141.7	4.8	128.9	4.8	121.8	4.7
Less: Net income attributable to noncontrolling interests	(2.5)	(0.1)	(2.2)	(0.1)	(1.7)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$139.2	4.7%	$126.7	4.7%	$120.1	4.6%

For the Three Months Ended December 31, 2009 and 2008

Revenues

The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Continuing operations:
Revenues (dollars in millions)	$746.9	$674.9	$72.0	10.7%
Admissions	46,560	45,674	866	1.9
Equivalent admissions	97,359	91,321	6,038	6.6
Revenues per equivalent admission	$7,671	$7,390	$281	3.8
Medicare case mix index	1.29	1.28	0.01	0.8
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	13,354	13,312	42	0.3
Outpatient surgeries	37,799	36,059	1,740	4.8
Emergency room visits	232,702	210,159	22,543	10.7
Outpatient factor	2.09	2.00	0.09	4.5
Same-hospital:
Revenues (dollars in millions)	$714.1	$674.9	$39.2	5.8%
Admissions	44,404	45,674	(1,270)	(2.8)
Equivalent admissions	92,893	91,321	1,572	1.7
Revenues per equivalent admission	$7,688	$7,390	$298	4.0
Medicare case mix index	1.30	1.28	0.02	1.6
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	12,693	13,312	(619)	(4.6)
Outpatient surgeries	35,829	36,059	(230)	(0.6)
Emergency room visits	222,266	210,159	12,107	5.8
Outpatient factor	2.09	2.00	0.09	4.5

The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended December 31,
	2009	2008
Medicare	28.8%	30.7%
Medicaid	10.4	9.0
HMOs, PPOs and other private insurers	44.4	45.4
Self-Pay	13.6	12.1
Other	2.8	2.8
	100.0%	100.0%

Revenue for the three months ended December 31, 2009 were $746.9 million, an increase of $72.0 million, or 10.7%, over the same period last year. Of this increase $32.7 million, or 45.5%, was attributable to our Acquisition and the remaining $39.3 million, or 54.5%, of the increase was derived from our same-hospital operations.

Same-hospital admissions for the three months ended December 31, 2009 declined by 2.8% to 44,404 compared to 45,674 in the same period last year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.

Despite our declining inpatient admissions, same-hospital equivalent admissions for the three months ended December 31, 2009 increased by 1.7% to 92,893 compared to 91,321 in the same period last year. The equivalent admissions improvement is primarily a result of increases in outpatient revenues in radiology, including CTs, MRIs and mammography procedures, increased utilization of our laboratory testing services which was primarily driven by an increase in our emergency room visits and increases in our other higher reimbursement outpatient diagnostic services, including cardiac catheterizations. These increases contributed to an increase in our same-hospital outpatient factor to 2.09 compared to 2.00 in the same period last year. Our revenues per equivalent admission on a same-hospital basis increased 4.0% to $7,688 during the three months ended December 31, 2009 as compared to $7,390 for the same period last year. Similarly, these increases are the result of increases in our higher reimbursement outpatient diagnostic services. Additionally, we have experienced increases in the average acuity of our services provided, as evidenced by a 1.6% increase in our Medicare case mix index on a same-hospital basis to 1.30 as compared to 1.28 in the same period last year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Three Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits (dollars in millions)	$295.9	39.6%	$267.9	39.7%	$28.0	10.5%
Man-hours per equivalent admission	96.0	N/A	95.9	N/A	0.1	0.1%
Salaries and benefits per equivalent admission	$3,055	N/A	$2,919	N/A	$136	4.7%

For the three months ended December 31, 2009, our salaries and benefits expense increased by $28.0 million to $295.9 million, or 10.5%, as compared to $267.9 million for the same period last year. Of this increase, $13.9 million, or 49.4%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the three months ended December 31, 2009, as compared to the same period last year, as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians and their related support staff.

Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. Our retirement plan expenses, which increased by $1.6 million during the three months ended December 31, 2009 as compared to the same period last year, was the result of an absence of available ESOP share forfeitures, which reduced our required cash contributions to our defined contribution retirement plan during the same period last year.

Finally, the number of our employed physicians, including hospitalists, increased by 65 to 296 from 231 from the same period last year and the number of employed physicians and their related support staff increased by 188 to 926 from 738 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $7.1 million in our salaries and benefits expense for the three months ended December 31, 2009 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Three Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Supplies (dollars in millions)	$104.9	14.0%	$93.3	13.8%	$11.6	12.4%
Supplies per equivalent admission	$1,074	N/A	$1,018	N/A	$56	5.5%

For the three months ended December 31, 2009, our supplies expense increased to $104.9 million, or 12.4%, as compared to $93.3 million for the same period last year. Of this increase, $5.3 million, or 45.6%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 5.5% to $1,074 as compared to $1,018 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Three Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$18.8	2.5%	$17.6	2.6%	$1.2	6.3%
Utilities	12.1	1.6	12.9	1.9	(0.8)	(5.4)
Repairs and maintenance	15.8	2.1	14.7	2.2	1.1	7.6
Rents and leases	5.1	0.7	6.1	0.9	(1.0)	(18.0)
Insurance	11.4	1.5	10.7	1.6	0.7	6.2
Physician recruiting	6.2	0.8	5.8	0.9	0.4	6.4
Contract services	36.8	4.9	34.9	5.2	1.9	5.5
Non-income taxes	9.8	1.3	10.0	1.5	(0.2)	(1.2)
Other	16.3	2.4	14.9	2.2	1.4	10.0
	$132.3	17.8%	$127.6	19.0%	$4.7	3.7%

For the three months ended December 31, 2009, our other operating expenses increased to $132.3 million, or 3.7%, as compared to $127.6 million for the same period last year. Of this increase, $5.4 million, or 113.7%, was attributable to our Acquisition. Excluding the impact of our Acquisition, our other operating expenses decreased $0.6 million, or 0.5% as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Three Months Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Provision for doubtful accounts	$94.3	12.6%	$78.5	11.6%	$15.8	20.1%
Related key indicators:
Charity care write-offs	$13.6	1.8%	$13.7	2.0%	$(0.1)	(0.3)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$101.4	13.6%	$81.6	12.1%	$19.8	24.3%
Net revenue days outstanding (at end of period)	40.1	N/A	42.4	N/A	(2.3)	(5.4)%

Our provision for doubtful accounts increased by $15.8 million, or 20.1%, to $94.3 million for the three months ended December 31, 2009, as compared to the same period last year. Of this increase, $3.0 million, or 18.8%, was attributable to our Acquisition and the remaining $12.8 million, or 81.2%, of the increase was attributable to our same-hospital operations. This increase was primarily the result of an increase in our self-pay revenues as there were significant increases in unemployment in most of our communities within the past year. The majority of our same-hospital increases in self-pay revenues were the result of increases in inpatient revenue as well as increases in outpatient revenue primarily driven by an increase in our emergency room visits. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended December 31, 2009, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates”.

Depreciation and Amortization

For the three months ended December 31, 2009, our depreciation and amortization expense increased to $36.9 million, or 7.6%, as compared to $34.3 million for the same period last year. Of this increase, $1.5 million, or 56.5%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during 2009. As a percentage of revenues, our depreciation and amortization remained constant at 5.0% for the three months ended December 31, 2009, as compared to the same period last year.

Interest Expense

Our interest expense decreased by $1.0 million, or 3.1%, to $26.0 million, for the three months ended December 31, 2009, as compared to $27.0 million for the same period last year. The decrease in interest expense for the three months ended December 31, 2009, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Additionally, as the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower for the three months ended December 31, 2009 as compared to the same period last year. This decrease was partially offset by an increase in our convertible debt interest expense. As a result of our adoption of Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), we recognized additional interest expense on our convertible debt instruments of approximately $5.5 million and $5.1 million for the three months ended December 31, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of ASC 470-20, please refer to Note 1 and Note 7 to our accompanying consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $16.1 million, or 2.1% of revenues for the three months ended December 31, 2009, as compared to $15.3 million, or 2.3% of revenues for the same period last year. Our effective tax rate decreased to 29.4% for the three months ended December 31, 2009, as compared to 33.5% for the same period last year.

The following table summarizes our provision for income taxes and effective tax rates for the periods presented (dollars in millions):

	Three Months Ended December 31,
	Provision for Income Taxes			Effective Tax Rate %
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Federal income taxes	$19.1	$16.0	$3.1	35.0%	35.0%	—%
State income taxes, net of federal income tax benefits	0.7	0.3	0.4	1.2	0.7	0.5
Increase in valuation allowances for deferred tax assets	1.2	3.7	(2.5)	2.1	8.0	(5.9)
Decrease in long-term income tax liabilities due to statute lapses and exam closures	(6.0)	(4.9)	(1.1)	(10.9)	(10.8)	(0.1)
Other	1.1	0.2	0.9	2.0	0.6	1.4
	$16.1	$15.3	$0.8	29.4%	33.5%	(4.1)%

For the Years Ended December 31, 2009 and 2008

Revenues

The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Continuing operations:
Revenues (dollars in millions)	$2,962.7	$2,700.8	$261.9	9.7%
Admissions	188,147	188,713	(566)	(0.3)
Equivalent admissions	392,851	375,539	17,312	4.6
Revenues per equivalent admission	$7,542	$7,192	$350	4.9
Medicare case mix index	1.28	1.27	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	54,599	54,775	(176)	(0.3)
Outpatient surgeries	151,496	145,041	6,455	4.5
Emergency room visits	935,824	873,862	61,962	7.1
Outpatient factor	2.09	1.99	0.10	5.0
Same-hospital:
Revenues (dollars in millions)	$2,845.1	$2,700.8	$144.3	5.3%
Admissions	180,218	188,713	(8,495)	(4.5)
Equivalent admissions	377,016	375,539	1,477	0.4
Revenues per equivalent admission	$7,546	$7,192	$354	4.9
Medicare case mix index	1.30	1.27	0.03	2.4
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	52,143	54,775	(2,632)	(4.8)
Outpatient surgeries	144,506	145,041	(535)	(0.4)
Emergency room visits	896,986	873,862	23,124	2.6
Outpatient factor	2.09	1.99	0.10	5.0

The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Years Ended December 31,
	2009	2008
Medicare	29.6%	31.2%
Medicaid	10.3	9.5
HMOs, PPOs and other private insurers	44.3	44.5
Self-Pay	13.0	12.0
Other	2.8	2.8
	100.0%	100.0%

Revenues for the year ended December 31, 2009 were $2,962.7 million, an increase of $261.9 million, or 9.7%, over the prior year. Of this increase $117.6 million, or 44.9%, was attributable to our Acquisition. The remaining $144.3 million, or 55.1%, of the increase was derived from our same-hospital operations.

Same-hospital admissions for the year ended December 31, 2009 declined by 4.5% to 180,218 compared to 188,713 in the prior year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.

Despite our declining inpatient admissions, same-hospital equivalent admissions increased slightly for the year ended December 31, 2009 by 0.4% to 377,016 compared to 375,539 in the prior year. The equivalent admissions improvement is primarily a result of increases in outpatient revenues in radiology, including CTs, MRIs and mammography procedures, increased utilization of our laboratory testing services which was primarily driven by an increase in our emergency room visits and increases in our other higher reimbursement outpatient diagnostic services including cardiac catheterizations. These increases contributed to an increase in our same-hospital outpatient factor to 2.09 compared to 1.99 in the prior year. Our revenues per equivalent admission on a same-hospital basis increased 4.9% to $7,546 during the year ended December 31, 2009 as compared to $7,192 for the prior year. Similarly, these increases are the result of increases in our higher reimbursement outpatient diagnostic services. Additionally, we have experienced increases in the average acuity of our services provided, as evidenced by a 2.4% increase in our Medicare case mix index on a same-hospital basis to 1.30 as compared to 1.27 in the prior year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits (dollars in millions)	$1,170.9	39.5%	$1,065.4	39.4%	$105.5	9.9%
Man-hours per equivalent admission	93.0	N/A	93.0	N/A	—	—
Salaries and benefits per equivalent admission	$2,972	N/A	$2,823	N/A	$149	5.3%

For the year ended December 31, 2009, our salaries and benefits expense increased by $105.5 million to $1,170.9 million, or 9.9%, as compared to $1,065.4 million for the prior year. Of this increase, $50.7 million, or 48.0%, was attributable to our Acquisition. Additionally, our salaries and benefits expense increased for the year ended December 31, 2009 as compared to the prior year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians and their related support staff.

Our benefit expenses have increased as a result of higher employee medical benefit costs as well as an increase in our retirement plan expenses. Our retirement plan expenses, which increased by $7.2 million during the year ended December 31, 2009 as compared to the prior year, was the result of an absence of available ESOP share forfeitures, which reduced our required cash contributions to our defined contribution retirement plan during the prior year.

Finally, the number of our employed physicians, including hospitalist, increased by 65 to 296 from 231 from the prior year and the number of employed physicians and their related support staff increased by 188 to 926 from 738 from the prior year. The increase in our employed physicians and their related support staff resulted in an increase of $22.4 million in our salaries and benefits expense for the year ended December 31, 2009 as compared to the prior year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Supplies (dollars in millions)	$409.1	13.8%	$372.6	13.8%	$36.5	9.8%
Supplies per equivalent admission	$1,038	N/A	$989	N/A	$49	5.0%

For the year ended December 31, 2009, our supplies expense increased by $36.5 million to $409.1 million, or 9.8%, as compared to $372.6 million for the prior year. Of this increase, $18.6 million, or 51.0%, was attributable to our Acquisition. Additionally, our supplies per equivalent admission increased 5.0% to $1,038, as compared to $989 for the prior year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. As a percentage of revenues, our supplies expense remained consistent at 13.8%.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$72.9	2.5%	$65.4	2.4%	$7.5	11.4%
Utilities	50.5	1.7	51.5	1.9	(1.0)	(1.8)
Repairs and maintenance	64.3	2.2	56.8	2.1	7.5	13.2
Rents and leases	26.4	0.9	25.6	1.0	0.8	2.9
Insurance	46.5	1.6	42.3	1.6	4.2	9.8
Physician recruiting	24.4	0.8	22.0	0.8	2.4	10.6
Contract services	145.5	4.9	136.3	5.0	9.2	6.7
Non-income taxes	40.8	1.4	39.1	1.4	1.7	4.5
Other	66.7	2.2	60.8	2.3	5.9	9.9
	$538.0	18.2%	$499.8	18.5%	$38.2	7.6%

For the year ended December 31, 2009, our other operating expenses increased to $538.0 million, or 7.6%, as compared to $499.8 million for the prior year. Of this increase, $17.8 million, or 46.6%, was attributable to our Acquisition. Of the remaining $20.4 million increase in other operating expenses, the majority was the result of increases in professional fees, repairs and maintenance, insurance, contract services and other expenses.

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

The increase in our insurance expense during the year ended December 31, 2009, as compared to the prior year, was the result of an increase in our reserves for professional and general liability claims. Specifically, we have increased our estimated exposure on certain potential and outstanding claims covered under our professional and general liability insurance program as well as claims covered under our captive insurance company.

Our contract services expense increased primarily as a result of our Acquisition. Additionally, other expenses increased as a result of increases in our charitable program expenses and legal fees.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Provision for doubtful accounts	$375.4	12.7%	$313.2	11.6%	$62.2	19.9%
Related key indicators:
Charity care write-offs	$58.5	2.0%	$53.7	2.0%	$4.8	9.0%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$386.4	13.0%	$324.5	12.0%	$61.9	19.1%
Net revenue days outstanding (at end of period)	40.1	N/A	42.4	N/A	(2.3)	(5.4)%

Our provision for doubtful accounts increased by $62.2 million, or 19.9%, to $375.4 million for the year ended December 31, 2009, as compared to $313.2 million in the prior year. Of this increase $21.9 million, or 35.2%, was attributable to our Acquisition and the remaining $40.3 million, or 64.8%, of the increase was attributable to our same-hospital operations. This increase was primarily the result of an increase in our self-pay revenues as there were significant increases in unemployment in most of our communities within the past year. The majority of our same-hospital increases in self-pay revenues were the result of increases in inpatient revenue as well as increases in outpatient revenue primarily driven by an increase in our emergency room visits. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2009, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Depreciation and Amortization

For the year ended December 31, 2009, our depreciation and amortization expense increased to $143.0 million, or 8.3%, as compared to $132.1 million for the prior year. Of this increase, $5.2 million, or 47.8%, was attributable to our Acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during 2009. As a percentage of revenues, our depreciation and amortization decreased slightly to 4.8% for the year ended December 31, 2009 as compared to 5.0% for the prior year.

Interest Expense

Our interest expense decreased by $4.5 million, or 4.2%, to $103.2 million for the year ended December 31, 2009 as compared to $107.7 million for the prior year. The decrease in interest expense for the year ended December 31, 2009, as compared to the prior year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B loans. Additionally, as the notional amount of our interest rate swap has continued to decline, a larger amount of our total outstanding debt has become subject to floating interest rates that were lower for the year ended December 31, 2009 as compared to the prior year. This decrease was partially offset by an increase in our convertible debt interest expense. As a result of our adoption of ASC 470-20, we recognized additional interest expense on our convertible debt instruments of approximately $21.1 million and $19.7 million for the years ended December 31, 2009 and 2008, respectively. For a further discussion of the impact of our adoption of ASC 470-20, please refer to Note 1 and Note 7 to our accompanying consolidated financial statements included elsewhere in this report. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $80.3 million, or 2.7% of revenues for the year ended December 31, 2009, as compared to $79.9 million, or 2.9% of revenues for the prior year. Our effective tax rate decreased to 36.6% for the year ended December 31, 2009, as compared to 38.7% for the prior year.

The following table summarizes our provision for income taxes and effective tax rates for the periods presented (dollars in millions):

	Years Ended December 31,
	Provision for Income Taxes			Effective Tax Rate %
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Federal income taxes	$76.8	$72.3	$4.5	35.0%	35.0%	—%
State income taxes, net of federal income tax benefits	3.0	3.2	(0.2)	1.4	1.5	(0.1)
Nondeductible ESOP expense	—	1.5	(1.5)	—	0.7	(0.7)
Increase in valuation allowances for deferred tax assets	3.4	5.0	(1.6)	1.5	2.4	(0.9)
Decrease in long-term income tax liabilities due to statute lapses and exam closures	(4.2)	(2.6)	(1.6)	(1.9)	(1.2)	(0.7)
Other	1.3	0.5	0.8	0.6	0.3	0.3
	$80.3	$79.9	$0.4	36.6%	38.7%	(2.1)%

For the Years Ended December 31, 2008 and 2007

Revenues

The following table shows our revenues and the key drivers of our revenues for the periods presented:

	Years Ended December 31,		Increase (Decrease)	%Increase (Decrease)
	2008	2007
Revenues (dollars in millions)	$2,700.8	$2,568.4	$132.4	5.2%
Admissions	188,713	191,778	(3,065)	(1.6)
Equivalent admissions	375,539	377,994	(2,455)	(0.6)
Revenues per equivalent admission	$7,192	$6,795	$397	5.8
Medicare case mix index	1.27	1.24	0.03	2.4
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	54,775	56,732	(1,957)	(3.4)
Outpatient surgeries	145,041	144,438	603	0.4
Emergency room visits	873,862	868,960	4,902	0.6
Outpatient factor	1.99	1.97	0.02	1.0

The following table shows the sources of our revenues by payor for the periods presented, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Years Ended December 31,
	2008	2007
Medicare	31.2%	32.6%
Medicaid	9.5	9.7
HMOs, PPOs and other private insurers	44.5	42.7
Self-Pay	12.0	11.7
Other	2.8	3.3
	100.0%	100.0%

Revenues for the year ended December 31, 2008 were $2,700.8 million, an increase of $132.4 million, or 5.2% over the prior year. Revenues per equivalent admission increased 5.8% to $7,192 compared to $6,795 in the prior year. This increase is largely a result of changes in the acuity of our patients; service mix changes related to volume growth in higher reimbursement outpatient diagnostic services, including CTs; MRIs and cardiac catheterization; the impact of favorable commercial pricing, inclusive of improvements in third party payor contracting and benefits associated with Medicare’s hospital market basket updates.

Revenues for the year ended December 31, 2008 were negatively impacted by declines in our equivalent admissions as compared to the prior year. Equivalent admissions of 375,539 for the year ended December 31, 2008 declined 0.6%, as compared to 377,994 for the prior year, as a result of fewer admissions and overall declines in our inpatient surgeries. Although many of our hospitals experienced widespread flu outbreaks in February and March of 2008, the resulting increase in our emergency room visits did not fully offset our total decline in equivalent admissions for the year. For the year ended December 31, 2008, our volumes were negatively impacted by the temporary closure of three of our hospitals in Louisiana, as a result of Hurricane Gustav, as well as the permanent closure of certain unprofitable service lines at a few of our hospitals. Additionally, for the year ended December 31, 2008 we experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population, which further contributed to the decline in equivalent admissions. Although we experienced equivalent admission declines, our volume improved in certain aspects of our business, such as in outpatient diagnostic services, including CT imaging and laboratory services.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the periods presented:

	Years Ended December 31,
	2008	% of Revenues	2007	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits (dollars in millions)	$1,065.4	39.4%	$1,006.1	39.2%	$59.3	5.9%
Man-hours per equivalent admission	93.0	N/A	91.5	N/A	1.5	1.6%
Salaries and benefits per equivalent admission	$2,823	N/A	$2,652	N/A	$171	6.4%

For the year ended December 31, 2008, our salaries and benefits expense increased by $59.3 million to $1,065.4 million, or 5.9%, as compared to $1,006.1 million for the prior year. This increase was a result of annual compensation increases for our employees, plus the impact of an increasing number of employed physicians within our hospitals. Additionally, we experienced an overall increase in our benefit costs, most notably within our medical benefit component. These increases were partially offset by improvements in our contract labor costs for the year ended December 31, 2008. Our stock-based compensation increased for the year ended December 31, 2008, as compared to the prior year, as a result of an increase in the number of outstanding unvested stock options and nonvested stock.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the periods presented:

	Year Ended December 31,
	2008	% of Revenues	2007	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Supplies (dollars in millions)	$372.6	13.8%	$352.2	13.7%	$20.4	5.8%
Supplies per equivalent admission	$989	N/A	$929	N/A	$60	6.5%

For the year ended December 31, 2008, our supplies expense increased by $20.4 million to $372.6 million, or 5.8%, as compared to $352.2 million for the prior year. Our supplies per equivalent admission increased 6.5% to $989, as compared to $929 for the prior year. Supplies per equivalent admission increased as a result of higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. In addition, our pharmacy and laboratory supply expenses increased for the year ended December 31, 2008 as compared to the prior year as we experienced increased utilization of more expensive drugs. As a percentage of revenues, our supplies expense remained consistent at 13.8%.

Other Operating Expenses

The following table summarizes our other operating expenses for the periods presented (dollars in millions):

	Years Ended December 31,
	2008	% of Revenues	2007	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$65.4	2.4%	$59.7	2.3%	$5.7	9.5%
Utilities	51.5	1.9	47.0	1.8	4.5	9.6
Repairs and maintenance	56.8	2.1	53.7	2.1	3.1	5.7
Rents and leases	25.6	1.0	25.8	1.0	(0.2)	(0.6)
Insurance	42.3	1.6	33.2	1.3	9.1	27.7
Physician recruiting	22.0	0.8	14.4	0.6	7.6	52.7
Contract services	136.3	5.0	135.0	5.3	1.3	1.0
Non-income taxes	39.1	1.5	36.5	1.4	2.6	7.0
Other	60.8	2.2	58.7	2.2	2.1	3.4
	$499.8	18.5%	$464.0	18.0%	$35.8	7.7%

For the year ended December 31, 2008, our other operating expenses increased to $499.8 million, or 7.7%, as compared to $464.0 million for the prior year. With the exception of rents and leases, each component of our other operating expenses experienced increases for the year ended December 31, 2008 as compared to the prior year.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology, emergency room physician coverage and hospitalists.

Our utilities expense increased for the year ended December 31, 2008 as compared to the prior year as a result of higher energy costs experienced nationally.

Our insurance expense increased $9.1 million, or 27.7%, to $42.3 million, for the year ended December 31, 2008 as compared to the prior year. This increase was the result of an increase in our reserves for professional and general liability claims as a result of higher anticipated settlements for certain claims and an increase in our professional and general liability claims accrual, as we reduced the discount factor from 5.0% to 4.0%. As a result of the decrease in the discount factor, our professional and general liability claims expense increased by approximately $2.4 million for the year ended December 31, 2008.

Physician recruiting expense increased 52.7% to $22.0 million for the year ended December 31, 2008 as compared to the prior year. The increase is primarily the result of an increase in the amortization expense associated with a greater number of physician minimum revenue guarantees outstanding and an increase in recruiting fees paid. To attract and retain qualified physicians, hospitals in small communities are increasingly required to guarantee that these physicians will meet or exceed negotiated minimum income levels.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the periods presented (dollars in millions):

	Years Ended December 31,
	2008	% of Revenues	2007	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Provision for doubtful accounts	$313.2	11.6%	$307.0	12.0%	$6.2	2.0%
Related Key Indicators:
Charity care write-offs	$53.7	2.0%	$50.5	2.0%	$3.2	6.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$324.5	12.0%	$300.0	11.7%	$24.5	8.2%
Net revenue days outstanding (at end of period)	42.4	N/A	42.4	N/A	—	—%

Our provision for doubtful accounts increased by $6.2 million, or 2.0%, to $313.2 million for the year ended December 31, 2008, as compared to $307.0 million in the prior year. As a percentage of revenues, our provision for doubtful accounts was 11.6% for the year ended December 31, 2008 as compared to 12.0% for the prior year. The 40 bps reduction as a percentage of revenues is due to our strategic efforts leading to improved cash collections. Specifically, we experienced an increase in both up-front cash collections and collections related to insured receivables for the year ended December 31, 2008 as compared to the prior year. In addition, the decrease in our provision for doubtful accounts as a percentage of revenues was reduced by the impact of a self-pay discount program at our Tennessee hospitals that became effective July 1, 2007. The decrease in the provision for doubtful accounts as a percentage of revenue was partially offset by an increase in charity care write-offs that were primarily attributable to an increase in our self-pay revenues. We do not report charity care in revenues or in our provision for doubtful accounts as it is our policy not to pursue collections of amounts related to these patients. Overall, net revenue days outstanding remained unchanged at 42.4 days as of December 31, 2008 as compared to December 31, 2007. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Depreciation and Amortization

Our depreciation and amortization expense increased $2.7 million for the year ended December 31, 2008 to $132.1 million, or 5.0% of revenues, as compared to $129.4 million or 5.0% of revenues for the prior year. The increase in our depreciation and amortization expense is largely due to capital improvement projects completed during 2008, normal replacement costs of facilities and equipment, and the amortization of separately identifiable intangible assets such as non-compete agreements. Additionally, for the year ended December 31, 2007, we revised purchase price allocations for certain of our acquisitions that occurred in 2006. As a result of the purchase price allocation changes, we recognized an increase in our depreciation and amortization expense of $3.2 million for the year ended December 31, 2007. Excluding this $3.2 million adjustment, our depreciation and amortization expense increased $5.9 million for the year ended December 31, 2008 and depreciation and amortization expense as a percentage of revenues was consistent at 4.9% for both years.

Interest Expense

Our interest expense increased slightly by $0.3 million, or 0.2%, to $107.7 million for the year ended December 31, 2008 as compared to $107.4 million for the prior year. The increase is primarily the result of an increase in our convertible debt interest expense. As a result of our adoption of ASC 470-20, we recognized additional interest expense on our convertible debt instruments of approximately $19.7 million and $12.9 million for the years ended December 31, 2008 and 2007, respectively. For a further discussion of the impact of our adoption of ASC 470-20, please refer to Note 1 and Note 7 to our accompanying consolidated financial statements included elsewhere in this report. This increase was partially offset by a decrease in interest expense primarily as a result of decreases in our outstanding debt balances and lower interest rates under our 3½% Notes as compared to our Credit Agreement. In May 2007, we issued a total of $575.0 million of our 3½% Notes. The net proceeds of approximately $561.7 million were used to repay a portion of the outstanding borrowings under our Credit Agreement. We also benefited from declines in interest rates that favorably impacted our interest expense on our Term B loans. The notional amount of our interest rate swap has continued to decline and a larger portion of our total outstanding debt has became subject to floating interest rates that were lower for the year ended December 31, 2008 as compared to the prior year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $79.9 million, or 2.9% of revenues for the year ended December 31, 2008, as compared to $80.5 million, or 3.2% of revenues for the prior year. Our effective tax rate decreased to 38.7% for the year ended December 31, 2008, as compared to 40.1% for the prior year.

The following table summarizes our provision for income taxes and effective tax rates for the periods presented (dollars in millions):

	Years Ended December 31,
	Provision for Income Taxes			Effective Tax Rate %
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Federal income taxes	$72.3	$70.2	$2.1	35.0%	35.0%	— %
State income taxes, net of federal income tax benefits	3.2	2.1	1.1	1.5	1.0	0.5
Nondeductible ESOP expense	1.5	1.9	(0.4)	0.7	1.0	(0.3)
Increase in valuation allowances for deferred tax assets	5.0	4.3	0.7	2.4	2.2	0.2
Increase (Decrease) in long-term income tax liabilities due to statute lapses and exam closures	(2.6)	1.8	(4.4)	(1.2)	0.9	(2.1)
Other	0.5	0.2	0.3	0.3	0.1	0.2
	$79.9	$80.5	$(0.6)	38.7%	40.2%	(1.5)%

Discontinued Operations

A summary of our operating results of our discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions, except for per share amounts):

	2009	2008	2007
Revenues	$17.1	$53.0	$120.6
Loss from discontinued operations	$(4.7)	$(6.3)	$(8.6)
Impairment charges	—	(17.1)	(16.5)
Losses on sales of hospitals	(0.4)	(0.3)	(0.6)
Loss from discontinued operations	$(5.1)	$(23.7)	$(25.7)
Diluted earnings (loss) per share from discontinued operations	$(0.09)	$(0.44)	$(0.44)

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

In September 2008, we committed to plans to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. Effective May 1, 2009, we sold Opelousas for $13.7 million, including working capital. Additionally, effective July 1, 2009, we sold Starke for $6.3 million, including working capital. In connection with our disposals of Opelousas and Starke, we recognized a loss on sale of hospitals, net of income tax benefits, of $0.4 million during the year ended December 31, 2009.

In March 2007, we signed a letter of intent with a third party to terminate its existing lease agreement and transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California. Effective April 1, 2008, we terminated our lease agreement and transferred substantially all of the operating assets and working capital to a third party. In connection with our disposal of Colorado River, we recognized a loss on sale of hospitals, net of income tax benefits, of $0.3 million during the year ended December 31, 2008.

In June 2007, we entered into an agreement with Tenet Health Systems Medical, Inc., a subsidiary of Tenet Healthcare Corporation (“Tenet”), to sell Coastal Carolina Medical Center (“Coastal”), a 41 bed facility located in Hardeeville, South Carolina. Effective July 1, 2007, we sold Coastal to Tenet for approximately $35.0 million, plus working capital. In connection with our disposal of Coastal, we recognized a loss on sale of hospitals, net of income tax benefits, of $0.6 million during the year ended December 31, 2007.

In connection with the acquisition of four hospitals effective July 1, 2006, we committed to a plan to immediately divest two of the acquired hospitals, St. Joseph’s Hospital (“St. Joseph’s”), a 325 bed facility located in Parkersburg, West Virginia and Saint Francis Hospital (“Saint Francis”), a 155 bed facility located in Charleston, West Virginia. Effective May 1, 2007, we sold St. Joseph’s to Signature Hospital, LLC for approximately $68.5 million, plus working capital. Additionally, effective January 1, 2007, we sold Saint Francis to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital. There were no gains or losses recognized in connection with the disposal of these two facilities.

During the year ended December 31, 2008 we recognized total impairment charges, net of income tax benefits, of $17.1 million. These impairment charges included a $13.9 million and $5.5 million charge for Opelousas and Starke, respectively, that were partially offset by a reversal of the previously recognized impairment charge of $2.3 million for Colorado River. During the year ended December 31, 2007 we recognized total impairment charges, net of income tax benefits, of $16.5 million. These impairment charges included an $8.7 million and $7.8 million charge for Colorado River and Coastal, respectively. We allocated goodwill to each of these facilities based on the ratio of its estimated fair value to our estimated fair value.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the years ended December 31 for the periods indicated (in millions):

	2009	2008	2007
Net cash flows provided by continuing operations	$350.3	$346.6	$241.4
Less: Purchase of property and equipment	(166.6)	(157.6)	(158.4)
Free operating cash flow	183.7	189.0	83.0
Acquisitions, net of cash acquired	(81.4)	(21.8)	—
Proceeds from borrowings	—	10.4	615.0
Payments on borrowings	(13.5)	(10.1)	(765.9)
Payment of debt issue costs	—	—	(14.2)
Repurchase of common stock	(3.1)	(118.3)	(29.0)
Proceeds from exercise of stock options	10.8	3.6	12.7
Proceeds for the completion of a new hospital	—	—	14.7
Distributions to noncontrolling interests, net of proceeds	(4.2)	(3.3)	(1.9)
Other	—	(8.6)	3.1
Cash flows from operations (used in) provided by discontinued operations	(0.4)	(12.5)	21.7
Cash flows provided by (used in) investing activities by discontinued operations	19.6	(5.8)	101.7
Net (decrease) increase in cash and cash equivalents	$111.5	$22.6	$40.9

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operating activities during 2009 were positively impacted by an increase in our income from continuing operations, a decrease in cash paid for interest and an increase in both up-front cash collections and collections related to insured receivables as compared to 2008. These increases were partially offset by an increase in cash paid for income taxes during 2009 as compared to 2008.

Our cash flows provided by continuing operating activities during 2008 were positively impacted by an increase in our income from continuing operations and by decreases in cash paid for interest and income taxes as compared to 2007. In addition, we have experienced an increase in both up-front cash collections and collections related to insured receivables during 2008, as compared to 2007.

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

The following table reflects our capital expenditures for the years indicated (dollars in millions):

	2009	2008	2007
Capital projects	$108.6	$102.3	$112.1
Routine	49.3	51.5	42.3
Information systems	8.7	3.8	4.0
	$166.6	$157.6	$158.4
Depreciation expense (excluding 2007 purchase price allocation adjustment of $3.2 million)	$141.7	$130.9	$124.0
Ratio of capital expenditures to depreciation expense	118%	120%	128%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During 2010, we anticipate a significant increase in our spending related to information systems as the result of various initiatives, including the HITECH Act, which is part of the ARRA.

Debt

An analysis and roll-forward of our long-term debt during 2009 is as follows (in millions):

	December 31, 2008	Payments of Borrowings	Amortization of Convertible Debt Discounts	Other(a)	December 31, 2009
Credit Agreement:
Term B Loans	$706.4	$(13.5)	$—	$—	$692.9
Revolving Loans	—	—	—	—	—
Province 7½% Senior Subordinated Notes	6.1	—	—	—	6.1
3¼% Debentures	225.0	—	—	—	225.0
3½% Notes	575.0	—	—	—	575.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(123.5)	—	21.1	—	(102.4)
Capital leases	4.2	(2.3)	—	1.3	3.2
	$1,393.2	$(15.8)	$21.1	$1.3	$1,399.8

(a)	Represents the assumption of capital lease obligations in connection with our Acquisition.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2009 and 2008 (dollars in millions):

	December 31, 2009	December 31, 2008	Increase (Decrease)
Current portion of long-term debt	$1.0	$1.1	$(0.1)
Long-term debt	1,398.8	1,392.1	6.7
Unamortized discounts of convertible debt instruments(a)	102.4	123.5	(21.1)
Total debt, excluding unamortized discounts of convertible debt instruments	1,502.2	1,516.7	(14.5)
Total LifePoint Hospitals, Inc. stockholders’ equity(a)	1,827.7	1,652.0	175.7
Total capitalization	$3,329.9	$3,168.7	$161.2
Total debt to total capitalization	45.1%	47.9%	(280bps)
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments(a)	53.9%	53.4%
Variable rate debt(b)	46.1	46.6
	100.0%	100.0%
Percentage of:
Senior debt	46.3%	46.8%
Subordinated debt, excluding unamortized discounts of convertible debt instruments(a)	53.7	53.2
	100.0%	100.0%

(a)	Effective January 1, 2009, we adopted the provisions of ASC 470-20. The adoption of ASC 470-20 required us to retrospectively restate prior periods to separately reflect the liability and equity components of our convertible debt instruments and to recognize interest expense for the related debt at our market rate of borrowing for non-convertible debt instruments as opposed to the explicit rate of our convertible debt instruments. Please refer to Note 7 to our accompanying consolidated financial statements included elsewhere in this report for an additional discussion of the impact the adoption of ASC 470-20 had on our total debt and stockholders’ equity.
(b)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of December 31, 2009 and from 46.6% to 7.0% as of December 31, 2008. Please refer to Note 7 to our accompanying consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources

Credit Agreement

Terms

Our credit agreement with Citicorp North America, Inc. (“CITI”), as administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to Lender approval. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four installments totaling $692.9 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for our Credit Agreement. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.

The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.

Letters of Credit and Availability

As of December 31, 2009, we had $37.5 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $412.5 million as of December 31, 2009, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of December 31, 2009, all of which is available under the additional tranches.

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

As of December 31, 2009, the applicable annual interest rate under the Term B Loans was 1.89%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 0.26% at December 31, 2009. The weighted-average applicable annual interest rate for 2009 was 2.61%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the period ending on December 31, 2009 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.

The financial covenant requirements and ratios are as follows:

	Requirement	Level at December 31, 2009
Minimum Interest Coverage Ratio	≥3.50:1.00	6.55
Maximum Total Leverage Ratio	≤4.00:1.00	3.05
Capital Expenditure Ratio	≤10.0%	5.6%

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

3½% Convertible Senior Subordinated Notes due May 15, 2014

Our 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3½% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness we may incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

The initial conversion rate is 19.3095 shares of our common stock per $1,000 principal amount of the 3½% Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3½% Notes may require us to purchase some or all of the 3½% Notes at a purchase price in cash equal to 100% of the principal amount of the 3½% Notes surrendered, plus any accrued and unpaid interest.

The indenture for the 3½% Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3½% Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.

3¼% Convertible Senior Subordinated Debentures due August 15, 2025

Our 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

The initial conversion rate for the 3¼% Debentures is 16.3345 shares of our common stock per $1,000 principal amount of 3¼% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, we will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and we elect to modify the conversion rate into public acquirer common stock.

On or after February 20, 2013, we may redeem for cash some or all of the 3¼% Debentures at any time at a price equal to 100% of the principal amount of the 3¼% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3¼% Debentures to be purchased, plus any accrued and unpaid interest.

The indenture for the 3¼% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by us. The indenture contains no covenants or other provisions to protect holders of the 3¼% Debentures in the event of a highly leveraged transaction or fundamental change.

Interest Rate Swap

We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 7 to our accompanying consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect our level of capital expenditures in 2010 to be between $170.0 million and $180.0 million. In addition, we anticipate increasing our spending for information systems and technology in connection with the HITECH Act requirements. Furthermore, we are reconfiguring some of our hospitals to more effectively accommodate patient services and are restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2009, we had projects under construction with an estimated additional cost to complete and equip of approximately $56.0 million. We anticipate funding these expenditures through cash flows from operating activities, available cash and borrowings available under our credit arrangements.

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

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to certain limitation. The repurchase plan expires in January 2011; however, we are not obligated to repurchase any specific number of shares under the program.

We believe that cash generated from our operations, available cash and borrowings available under our credit arrangements, which we are currently working to amend and extend certain of its existing terms, will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

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

The following table summarizes our significant contractual obligations as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2010	2011 – 2012	2013 – 2014	After 2014
Long-term debt obligations(a)	$1,745.3	$54.3	$764.7	$623.6	$302.7
Capital lease obligations	3.5	1.1	2.0	0.4	—
Operating lease obligations(b)	42.4	12.5	14.8	6.7	8.4
Other long-term liabilities(c)	120.6	31.8	50.7	30.4	7.7
Purchase obligations(d)	665.9	110.2	130.6	92.8	332.3
Total	$2,577.7	$209.9	$962.8	$753.9	$651.1

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. These obligations are explained further in Note 7 to our consolidated financial statements included elsewhere in this report. We used the 1.89% effective interest rate at December 31, 2009 for our $692.9 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of December 31, 2009 of 2.54% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025. These amounts exclude our unamortized convertible debt discounts and related non-cash amortization.
(b)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 10 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.
(c)	Our reserves for self-insurance claims and other liabilities balance was $135.3 million and our long-term income tax liability balance was $51.3 million in our consolidated balance sheet as of December 31, 2009. The reserves for self-insurance claims and other liabilities balance reflected an $88.2 million long-term portion of our reserves for self-insurance claims, an interest rate swap liability balance of $28.3 million, a $13.5 million deferred income liability and $5.3 million related to other liabilities. Additionally, we have included the current portion of our reserves for self-insurance claims of $31.1 million. We excluded the $51.3 million long-term income tax liability and a portion of the other liabilities because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. We excluded both the $13.5 million deferred income liability and the $28.3 million interest rate swap liability as they are non-cash liabilities. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2009 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2010	2011 – 2012	2013 – 2014	After 2014
HCA-IT services(e)	$212.4	$23.5	$49.4	$52.9	$86.6
Capital expenditure obligations(f)	309.7	13.7	28.4	29.7	237.9
Physician commitments(g)	18.7	18.7	—	—	—
GEMS obligations(h)	60.2	24.1	36.1	—	—
Other purchase obligations(i)	64.9	30.2	16.7	10.2	7.8
Total	$665.9	$110.2	$130.6	$92.8	$332.3
(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase that is capped by the consumer price index increase. We used a 5.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.
(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $56.0 million as of December 31, 2009. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. We are subject to annual capital expenditure commitments in connection with several of our facilities.
(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $18.7 million at December 31, 2009 and depends upon the cash collections of a physician’s private practice during the guarantee period.
(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on June 30, 2012.
(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2009.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $37.5 million as of December 31, 2009, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, (“ASU 2009-17”) which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for us for the three month period ended March 31, 2010. The adoption of ASU 2009-17 is not expected to have a material effect on our results of operations, cash flows or financial position.

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

Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and with our independent registered public accounting firm, and they both have reviewed the disclosure presented below relating to our critical accounting estimates. Our critical accounting estimates include the following areas:

•	Revenue recognition/Allowance for contractual discounts;
•	Allowance for doubtful accounts and provision for doubtful accounts;
•	Goodwill impairment analysis;
•	Reserves for self-insurance claims;
•	Accounting for stock-based compensation; and
•	Accounting for income taxes.

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

Approximately 84.2%, 85.2% and 85.0% of our revenues during the years ended December 31, 2009, 2008 and 2007, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of total revenues):

	2009	2008	2007
Medicare	29.6%	31.2%	32.6%
Medicaid	10.3	9.5	9.7
HMOs, PPOs and other private insurers	44.3	44.5	42.7

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

Medicare and Medicaid

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross charges. Under the Medicaid program’s prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates.

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $5.4 million, $7.1 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

HMOs, PPOs and Other Private Insurers

Amounts we receive for the treatment of patients covered by HMOs, PPOs and other private insurers (collectively “managed care plans”) are generally less than our established billing rates. We include contractual allowances as a reduction to revenues in our consolidated financial statements based on payor specific identification and payor specific factors for rate increases and denials. For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled.

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2009 were changed by 1%, our after-tax income from continuing operations would change by approximately $8.8 million, or diluted earnings per share of $0.16. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

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

Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2009 and 2008 was $433.2 million and $374.4 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007, was $375.4 million, $313.2 million and $307.0 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2009
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$350.0	88.6%	$121.4	24.4%	$471.4	52.8%
91 to 150 days	25.7	6.5	75.5	15.1	101.2	11.3
151 to 360 days	15.1	3.8	197.6	39.6	212.7	23.8
Over 360 days	4.1	1.1	103.9	20.9	108.0	12.1
	$394.9	100.0%	$498.4	100.0%	$893.3	100.0%

	December 31, 2008
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$350.8	87.7%	$110.3	24.9%	$461.1	54.7%
91 to 150 days	24.8	6.2	69.5	15.7	94.3	11.2
151 to 360 days	19.1	4.8	180.3	40.6	199.4	23.6
Over 360 days	5.1	1.3	83.7	18.8	88.8	10.5
	$399.8	100.0%	$443.8	100.0%	$843.6	100.0%

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

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks. No single statistic or measurement alone determines the adequacy of the allowance. Specifically, we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable, co-payment receivables, historic payment patterns and other factors such as revenue days in accounts receivable.

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2009, our after-tax income from continuing operations would change by approximately $3.7 million, or diluted earnings per share of $0.07, and our net accounts receivable would change by $1.5 million at December 31, 2009. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2009 and 2008 was $1,523.0 and $1,516.5 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”) goodwill and intangible assets with indefinite lives are reviewed by us at least annually for impairment. Our business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, our estimate of fair value are based on a combination of the income approach, which estimates the fair value of us based on our future discounted cash flows, and the market approach, which estimates the fair value of us based on comparable market prices. Our estimate of future discounted cash flows is based on assumptions and projections we believe to be currently reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns.

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2009 and 2007, we performed our annual impairment tests as of October 1, 2009 and 2007, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of economic events and the decline in our stock price, we performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. We determined that no goodwill impairment charge was required as a result of either analysis and have continued to monitor the relationship of our fair value to our book value as economic events and changes to our stock price occur. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. As of December 31, 2009, our self-insured retention for professional liability claims is $5.0 million per claim. Additionally, as of December 31, 2009, our self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

Each year, we obtain quotes from various insurers with respect to the cost of obtaining insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insured retention level we choose each year. As insurance costs have decreased in recent years, we have reduced our self-insured retention levels.

Our reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. Our expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability.

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 3.6%, 4.0% and 5.0% at December 31, 2009, 2008 and 2007, respectively. As a result of the decreases in our applied discount rate our self-insurance claims expense increased by approximately $1.2 million and $3.0 million which decreased our net income by approximately $0.8 million and $1.9 million and decreased our diluted earnings per share by $0.01 and $0.04 during the years ended December 31, 2009 and 2008, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2009 and 2008 (in millions):

	December 31, 2009	December 31, 2008
Undiscounted	$133.2	$116.6
Discounted (as reported)	$119.3	$103.2

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Reserve at the beginning of the year	$103.2	$82.4	$74.1
Increase for the provision of current year claims, including discontinued operations	43.5	38.7	35.7
Increase (decrease) for the provision of prior year claims, including discontinued operations	2.5	7.4	(0.3)
Payments related to current year claims	(6.2)	(3.3)	(3.9)
Payments related to prior year claims	(24.9)	(25.0)	(23.2)
Provision for the change in discount rate	1.2	3.0	—
Reserve at the end of the year	$119.3	$103.2	$82.4

As of December 31, 2009 and 2008, approximately 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

Our estimated reserves for self-insured claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes when determining our reserves for self-insured claims, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states have passed varying forms of tort reform which attempt to limit the amount of awards. If such laws are passed in the states where our hospitals are located, our loss estimates could decrease.

Our estimate of reserves for self-insured claims are based upon actuarial calculations and are significantly influenced by key assumptions and other factors. These factors include, but are not limited to: historical paid claims; trending of loss development factors; trends in the frequency and severity of claims, which can differ significantly by jurisdiction as a result of the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance and actuarial determined statistical confidence levels. Given the number of assumptions and characteristics of each assumption considered in establishing the reserves for self-insured claims, it is difficult to compute the individual financial impact of each assumption or groups of assumptions. Some of the assumptions are dependent upon the quantitative measurement of other assumptions, and therefore are not accurately evaluated in isolation. For example, a change in the frequency of claims assumption is also affected by the estimated severity of these claims resulting in an inability to properly isolate and quantify the impact of a change in this assumption.

Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more, while workers’ compensation claims are typically resolved in one to two years. Our reserves for self-insured claims are comprised of estimated indemnity and expense payments related to reported events and incurred but not reported events as of the end of the period. We have the ability to reliably determine the amount and timing of payments based on sufficient history of our claims development, the use of external actuarial expertise and our rigorous review process. Actuarial payment patterns are based on our individual hospital historical data both prior to and after our inception in 1999. The processes, performed by both external actuaries and our management, enable us to reliably determine the amount of our ultimate losses as well as the timing of the loss settlements such that discounting of the reserves for self-insured claims is appropriate. Given the number of factors considered in establishing the reserves for self-insured claims, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item.

Ultimately, from an actuarial standpoint, the sensitivity in the estimates of reserves for self-insured claims is reflected in the various actuarial confidence levels. Our best estimate of our reserves for self-insured claims utilizes a statistical confidence level that is 50%. Higher statistical confidence levels, while not representative of our best estimate, reflect reasonably likely outcomes upon the ultimate resolution of related claims. Using a higher statistical confidence level would increase the estimated reserves for self-insured claims. Changes in our estimates of reserves for self-insured claims are non-cash charges and accordingly, do not impact our liquidity or capital resources.

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2009 reserve:
As reported	$119.3
With 70% Confidence Level	$126.8
With 80% Confidence Level	$134.5
With 90% Confidence Level	$155.7
December 31, 2008 reserve:
As reported	$103.2
With 70% Confidence Level	$106.2
With 80% Confidence Level	$112.8
With 90% Confidence Level	$130.5

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi annually completed actuarial calculations resulted in changes to our reserves for self-insured claims for prior years. As a result, this increased our related self-insured claims expense by $2.5 million and $7.4 million, which decreased our net income by approximately $1.6 million and $4.5 million, or $0.03 and $0.08 per diluted share, during the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2007, the results of our quarterly and semi annually completed actuarial calculations resulted in a decrease in our self-insurance claims expense by $0.3 million, which increased our net income by approximately $0.2 million with an immaterial impact to our earnings per diluted share.

Accounting for Stock-Based Compensation

We issue stock options and other stock-based awards (nonvested stock, restricted stock and deferred stock units) to key employees and directors under our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). In accordance with ASC 718-10, we recognize compensation expense based on the estimated grant date fair value of each stock-based award. Our stock-based compensation from continuing operations, included in our consolidated results of operations, was $22.3, $23.4 million and $18.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of other stock-based awards (nonvested stock and restricted stock units) are determined based on the closing price of our common stock on the day prior to the grant date. The nonvested stock requires no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods ranging from six months to five years.

We estimate the fair value of stock options granted using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. We use the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material. Given our reasonably large pool of unexercised options, we believe a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing our stock options. We are amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during 2009, 2007 and 2008:

	2009	2008	2007
Expected volatility	40.3%	31.9%	27.2%
Risk free interest rate (range)	0.05% – 3.58%	0.09% – 3.89%	3.34% – 5.21%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.3	4.7
Fair value per share of stock options granted	$8.02	$8.14	$10.24

Population Stratification

In accordance with ASC 718-10, a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, ASC 718-10 indicates that a company may generally make a reasonable fair value estimate with as few as one or two groupings. Prior to January 1, 2008, we stratified our employee population into two groups: (i) “Insiders,” who were the Section 16 filers under SEC rules; and (ii) “Non-insiders,” who were the rest of the employee population. Effective January 1, 2008, we determined that a single employee population group was more appropriate. We derived our two group stratification prior to January 1, 2008 and post January 1, 2008 single employee grouping based on an analysis of our historical exercise patterns.

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption in accordance with ASC 718-10. According to ASC 718-10, companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. ASC 718-10 acknowledges that there is likely to be a range of reasonable estimates for volatility. In addition, ASC 718-10 requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. We estimate the volatility of our common stock at the date of grant based on both historical volatility and implied volatility from traded options of our common stock, consistent with ASC 718-10.

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

Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. ASC 718-10 requires us to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.

We apply a dynamic forfeiture rate methodology over the vesting period of the award. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.

Post-Vesting Cancellations

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. We use historical data to estimate post-vesting cancellations.

Expected Term

ASC 718-10 calls for an extinguishment calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from post-vesting cancellation or expiration at the contractual term. Expected term is an output in lattice models so we do not have to determine this amount.

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for 2009 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.2 million, or less than $0.01 per diluted share.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $223.3 million and $207.8 million as of December 31, 2009 and 2008, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $51.8 million and $46.5 million as of December 31, 2009 and 2008, respectively.

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

In assessing tax contingencies, we apply the provisions of ASC 740-10, “Income Taxes”. We apply the recognition threshold and measurement of a tax position taken or expected to be taken in a tax return and follow the guidance on various matters such as derecognition, interest, penalties and disclosure. We classify interest and penalties as a component of income tax expense.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.

Our deferred tax liabilities exceeded our deferred tax assets by $3.8 million as of December 31, 2009, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $51.8 million at December 31, 2009.

The Internal Revenue Service (“IRS”) may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2009, we would incur approximately $9.1 million of additional tax payments for 2009 plus interest and penalties, if applicable.

Segment Reporting

We have five operating divisions as of December 31, 2009. Each of these operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

We have determined that our five operating divisions comprise one segment because of their similar economic characteristics in accordance with ASC 280-10 for the following reasons:

•	the treatment of patients in a hospital setting is the only material source of revenues for each of our five operating divisions;
•	the healthcare services provided by each of our operating divisions are generally the same;
•	the healthcare services provided by each of our operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;
•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab and radiology technicians, and others employed or contracted at each of our hospitals; and
•	the healthcare regulatory environment is generally similar for each of our five operating divisions.

Additionally, as discussed in ASC 350-10, we determined that our five operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $450.0 million at December 31, 2009 and at an annual fixed rate of 5.585%. Accordingly, we are partially exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of December 31, 2009, we had outstanding debt, excluding $102.4 million of unamortized discounts on our convertible debt instruments of $1,502.2 million, 46.1%, or $692.9 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of December 31, 2009.

Our Term B Loans, 3½% Notes and 3¼% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2009 and 2008. The carrying amount and fair value of these instruments as of December 31, 2009 and 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$673.8	$586.3
3½% Notes	$575.0	$575.0	$536.2	$387.3
3¼% Debentures	$225.0	$225.0	$206.2	$162.0

The fair values of our Term B Loans, 3¼% Debentures and 3½% Notes were based on the quoted prices at December 31, 2009 and 2008.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2009. As a result, the interest rate market risk implicit in these investments at December 31, 2009, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2009.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2010 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Board of Directors and Committees — Director Nomination Process” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Information concerning our equity compensation plans are included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Certain Relationships and Related Transactions”, “Corporate Governance — Independence of Directors” and “Board of Directors and Committees — Committees of the Board of Directors” included in our proxy statement relating to our 2010 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2010 annual meeting of stockholders.

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

(3)	Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	—	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

Exhibit Number		Description of Exhibits
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4¼% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).
4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4¼% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818).
4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.11	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.4	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.5	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.6	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.7	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*
10.8	—	Second Amendment, dated December 10, 2008, to the to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.9	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*
10.10	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (filed herewith).*
10.11	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.12	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.13	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (filed herewith).*
10.14	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated December 10, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.15	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).*
10.16	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*
10.17	—	Second Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.18	—	Amendment No. 3, dated March 24, 2009, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.19	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.20	—	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*
10.21	—	Amendment, dated March 24, 2009, to the Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.22	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (filed herewith).*

Exhibit Number		Description of Exhibits
10.23	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.24	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.25	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.26	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.27	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.28	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.29	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
10.30		Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (filed herewith).
10.31	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.32	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.33	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.34	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.35	—	Retirement Agreement and General Release, dated August 21, 2008, by and between LifePoint CSGP, LLC and William M. Gracey (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-51251).*
10.36	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
10.37	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Management Compensation Plan or Arrangement

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

The Company assessed its internal control system as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2009, its system of internal control over financial reporting was effective.

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

/s/ William F. Carpenter III President and Chief Executive Officer	/s/ Jeffrey S. Sherman Executive Vice President and Chief Financial Officer
Brentwood, Tennessee February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of LifePoint Hospitals, Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting and disclosure for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009. As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for convertible debt instruments that may be settled in cash upon conversion with the adoption of the guidance originally issued in FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC Topic 470, Debt) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 19, 2010
Nashville, Tennessee

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(In millions, except per share amounts)

	2009	2008	2007
Revenues	$2,962.7	$2,700.8	$2,568.4
Salaries and benefits	1,170.9	1,065.4	1,006.1
Supplies	409.1	372.6	352.2
Other operating expenses	538.0	499.8	464.0
Provision for doubtful accounts	375.4	313.2	307.0
Depreciation and amortization	143.0	132.1	129.4
Interest expense, net	103.2	107.7	107.4
Impairment charges	1.1	1.2	—
	2,740.7	2,492.0	2,366.1
Income from continuing operations before income taxes	222.0	208.8	202.3
Provision for income taxes	80.3	79.9	80.5
Income from continuing operations	141.7	128.9	121.8
Discontinued operations, net of income taxes:
Loss from discontinued operations	(4.7)	(6.3)	(8.6)
Impairment charges	—	(17.1)	(16.5)
Loss on sales of hospitals	(0.4)	(0.3)	(0.6)
Loss from discontinued operations	(5.1)	(23.7)	(25.7)
Net income	136.6	105.2	96.1
Less: Net income attributable to noncontrolling interests	(2.5)	(2.2)	(1.7)
Net income attributable to LifePoint Hospitals, Inc.	$134.1	$103.0	$94.4
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.64	$2.41	$2.13
Discontinued operations	(0.10)	(0.45)	(0.45)
Net income	$2.54	$1.96	$1.68
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.59	$2.37	$2.09
Discontinued operations	(0.10)	(0.44)	(0.44)
Net income	$2.49	$1.93	$1.65
Weighted average shares and dilutive securities outstanding:
Basic	52.7	52.5	56.2
Diluted	53.8	53.5	57.2
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$139.2	$126.7	$120.1
Loss from discontinued operations, net of income taxes	(5.1)	(23.7)	(25.7)
Net income	$134.1	$103.0	$94.4

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in millions, except per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$187.2	$75.7
Accounts receivable, less allowances for doubtful accounts of $433.2 and $374.4 at December 31, 2009 and 2008, respectively	325.2	315.9
Inventories	75.3	69.6
Assets held for sale	—	21.6
Prepaid expenses	12.0	12.0
Income taxes receivable	10.0	19.9
Deferred tax assets	121.3	103.4
Other current assets	23.1	19.2
	754.1	637.3
Property and equipment:
Land	75.5	71.1
Buildings and improvements	1,377.0	1,257.2
Equipment	840.9	737.9
Construction in progress (estimated cost to complete and equip after December 31, 2009 is $56.0)	19.9	39.7
	2,313.3	2,105.9
Accumulated depreciation	(813.9)	(689.9)
	1,499.4	1,416.0
Deferred loan costs, net	23.0	31.3
Intangible assets, net	68.6	68.8
Other	5.2	10.4
Goodwill	1,523.0	1,516.5
Total assets	$3,873.3	$3,680.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77.3	$92.3
Accrued salaries	81.8	73.2
Other current liabilities	108.1	94.5
Current maturities of long-term debt	1.0	1.1
	268.2	261.1
Long-term debt	1,398.8	1,392.1
Deferred income tax liabilities	176.9	153.2
Reserves for self-insurance claims and other liabilities	135.3	146.2
Long-term income tax liability	51.3	59.4
Total liabilities	2,030.5	2,012.0
Redeemable noncontrolling interests	12.0	12.8
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 60,262,399 and 58,787,009 shares issued at December 31, 2009 and 2008, respectively	0.6	0.6
Capital in excess of par value	1,246.4	1,212.6
Accumulated other comprehensive loss	(17.4)	(28.3)
Retained earnings	748.5	614.4
Common stock in treasury, at cost, 5,476,930 and 5,346,156 shares at December 31, 2009 and 2008, respectively	(150.4)	(147.3)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,827.7	1,652.0
Noncontrolling interests	3.1	3.5
Total equity	1,830.8	1,655.5
Total liabilities and equity	$3,873.3	$3,680.3

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)

	2009	2008	2007
Cash flows from operating activities:
Net income	$136.6	$105.2	$96.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5.1	23.7	25.7
Stock-based compensation	22.3	23.4	18.7
ESOP expense (non-cash portion)	—	7.6	8.6
Depreciation and amortization	143.0	132.1	129.4
Amortization of physician minimum revenue guarantees	13.6	9.3	5.4
Amortization of convertible debt discounts	21.1	19.7	12.9
Amortization of deferred loan costs	8.3	7.3	6.7
Deferred income tax benefit	(7.2)	(4.5)	(20.2)
Reserves for self-insurance claims, net of payments	16.8	17.6	8.2
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(3.5)	(11.2)	(13.7)
Inventories and other current assets	(6.9)	(2.0)	(6.2)
Accounts payable and accrued expenses	(10.7)	(11.1)	(28.1)
Income taxes payable/receivable	9.9	26.2	(2.8)
Other	1.9	3.3	0.7
Net cash provided by operating activities – continuing operations	350.3	346.6	241.4
Net cash (used in) provided by operating activities – discontinued operations	(0.4)	(12.5)	21.7
Net cash provided by operating activities	349.9	334.1	263.1
Cash flows from investing activities:
Purchase of property and equipment	(166.6)	(157.6)	(158.4)
Acquisitions, net of cash acquired	(81.4)	(21.8)	—
Other	3.9	(5.9)	0.1
Net cash used in investing activities – continuing operations	(244.1)	(185.3)	(158.3)
Net cash provided by (used in) investing activities – discontinued operations	19.6	(5.8)	101.7
Net cash used in investing activities	(224.5)	(191.1)	(56.6)
Cash flows from financing activities:
Proceeds from borrowings	—	10.4	615.0
Payments on borrowings	(13.5)	(10.1)	(765.9)
Payment of debt issuance costs	—	—	(14.2)
Repurchases of common stock	(3.1)	(118.3)	(29.0)
Proceeds from exercise of stock options	10.8	3.6	12.7
Proceeds from employee stock purchase plans	1.0	0.8	1.3
Proceeds for the completion of a new hospital	—	—	14.7
Distributions to noncontrolling interests, net of proceeds	(4.2)	(3.3)	(1.9)
(Purchase of) proceeds from redeemable noncontrolling interests	(0.8)	2.2	2.5
Capital lease payments and other	(4.1)	(4.6)	(0.8)
Net cash used in financing activities – continuing operations	(13.9)	(119.3)	(165.6)
Net cash used in financing activities – discontinued operations	—	(1.1)	—
Net cash used in financing activities	(13.9)	(120.4)	(165.6)
Change in cash and cash equivalents	111.5	22.6	40.9
Cash and cash equivalents at beginning of year	75.7	53.1	12.2
Cash and cash equivalents at end of year	$187.2	$75.7	$53.1
Supplemental disclosure of cash flow information:
Interest payments	$76.1	$82.6	$95.6
Capitalized interest	$1.1	$0.9	$1.7
Income taxes paid, net	$75.4	$59.2	$103.2

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In millions)

	LifePoint Hospitals, Inc. Stockholders							Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock
	Shares	Amount
Balance at December 31, 2006	57.4	$0.6	$1,069.7	$(6.4)	$(9.6)	$417.2	$—	$4.8	$1,476.3
Comprehensive income:
Net income	—	—	—	—	—	94.4	—	1.7	96.1
Net change in fair value of interest rate swap, net of tax benefit of $5.7	—	—	—	—	(10.2)	—	—	—	(10.2)
Total comprehensive income									85.9
Cumulative impact of change in accounting for uncertainties in income taxes in accordance with ASC 740-10	—	—	—	—	—	(0.2)	—	—	(0.2)
Non-cash ESOP compensation earned	—	—	6.2	3.3	—	—	—	—	9.5
Exercise of stock options and tax benefits of stock-based awards	0.4	—	13.9	—	—	—	—	—	13.9
Stock activity in connection with employee stock purchase plans	—	—	1.6	—	—	—	—	—	1.6
Stock-based compensation	0.3	—	18.8	—	—	—	—	—	18.8
Repurchases of common stock, at cost	(1.4)	—	—	—	—	—	(41.2)	—	(41.2)
Recognition of convertible debt discount in connection with the issuance of 3½% Notes in accordance with ASC 470-20, net of deferred tax liability of $48.7	—	—	71.0	—	—	—	—	—	71.0
Cash distributions to noncontrolling interests, net of proceeds	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at December 31, 2007	56.7	0.6	1,181.2	(3.1)	(19.8)	511.4	(41.2)	4.6	1,633.7
Comprehensive income:
Net income	—	—	—	—	—	103.0	—	2.2	105.2
Net change in fair value of interest rate swap, net of tax benefit of $4.9	—	—	—	—	(8.5)	—	—	—	(8.5)
Total comprehensive income									96.7
Non-cash ESOP compensation earned	—	—	4.7	3.1	—	—	—	—	7.8
Exercise of stock options and tax benefits of stock-based awards	0.2	—	2.5	—	—	—	—	—	2.5
Stock activity in connection with employee stock purchase plan	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation	0.4	—	23.4	—	—	—	—	—	23.4
Repurchases of common stock, at cost	(3.9)	—	—	—	—	—	(106.1)	—	(106.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	—	—	—	—	—	(3.3)	(3.3)
Balance at December 31, 2008	53.4	0.6	1,212.6	—	(28.3)	614.4	(147.3)	3.5	1,655.5
Comprehensive income:
Net income	—	—	—	—	—	134.1	—	2.5	136.6
Net change in fair value of interest rate swap, net of tax provision of $5.9	—	—	—	—	10.9	—	—	—	10.9
Total comprehensive income									147.5
Exercise of stock options and tax benefits of stock-based awards	0.8	—	11.8	—	—	—	—	—	11.8
Stock activity in connection with employee stock purchase plan	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation	0.8	—	22.3	—	—	—	—	—	22.3
Repurchases of common stock, at cost	(0.2)	—	—	—	—	—	(3.1)	—	(3.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	(1.3)	—	—	—	—	(2.9)	(4.2)
Balance at December 31, 2009	54.8	$0.6	$1,246.4	$—	$(17.4)	$748.5	$(150.4)	$3.1	$1,830.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At December 31, 2009, on a consolidated basis, the Company’s subsidiaries owned or leased 47 hospitals, serving non-urban communities in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which excludes the results of those facilities that have been previously disposed.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or controlling member of such entities. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s accompanying consolidated financial statements and notes to consolidated financial statements. Actual results could differ from those estimates.

Reclassifications and Current Year Adoptions of New Accounting Standards

ASC 105-10, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, (“ASC 105-10”)

Effective for the Company’s interim financial statements issued for the quarterly period ended September 30, 2009, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 105-10, which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Accordingly, all references to GAAP provided in the Company’s notes to its consolidated financial statements are in accordance with ASC 105-10.

ASC 810-10-65-1, “Transition Related to FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“ASC 810-10-65-1”)

Effective January 1, 2009, the Company adopted ASC 810-10-65-1, which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the balance sheet subject to ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, (“ASC 480-10-S99-3A”). Accordingly, the Company reclassified a portion of its noncontrolling interests from the mezzanine section of its accompanying consolidated balance sheets to equity. As of December 31, 2008, this reclassification totaled $3.5 million. Certain of the Company’s noncontrolling interests continue to be classified in the mezzanine section of its accompanying consolidated balance sheets as these noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3A. Redemption of these interests’ features would require the Company to deliver cash.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Additionally, ASC 810-10-65-1 modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Accordingly, net income for the years ended December 31, 2008 and 2007 increased by $2.2 million and $1.7 million, respectively, from net income previously reported. These changes had no impact on the Company’s earnings per share calculations.

ASC 470-20, “Debt with Conversion and Other Options”, (“ASC 470-20”)

Effective January 1, 2009, the Company adopted the provisions of ASC 470-20, which specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3½% Convertible Senior Subordinated Notes due May 15, 2014 (“3½% Notes”) and its 3¼% Convertible Senior Subordinated Debentures due August 15, 2025 (“3¼% Debentures”) are within the scope of ASC 470-20. Therefore, the Company recorded the liability components of its 3½% Notes and its 3¼% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt. The Company measured the fair value of the liability components of its 3½% Notes at issuance based on an effective interest rate of 7.375% and its 3¼% Debentures at issuance based on an effective interest rate of 6.500%. As a result, the Company has attributed $162.6 million of the proceeds received in connection with the original issuances to the conversion feature of both of its convertible debt instruments. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in capital in excess of par value in the accompanying consolidated balance sheets. Additionally, the Company recognized a deferred income tax liability for the income tax effect of the adoption of the standard as an adjustment to capital in excess of par value in the amount of $66.3 million at December 31, 2008. The implementation of ASC 470-20 resulted in a decrease to the Company’s net income and earnings per share for all periods presented. However, there is no effect on the Company’s cash interest payments.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following is a summary of the line items impacted by the adoption of ASC 470-20 in the Company’s December 31, 2008 accompanying consolidated balance sheet and accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 (in millions, except per share amounts):

	As Originally Reported	Adjustments for the Adoption of ASC 470-20	As Currently Reported
Consolidated balance sheet as of December 31, 2008:
Long-term debt	$1,515.6	$(123.5)	$1,392.1
Deferred income tax liabilities	$103.1	$50.1	$153.2
Capital in excess of par value	$1,116.3	$96.3	$1,212.6
Retained earnings	$637.3	$(22.9)	$614.4
Consolidated statement of operations for the year ended December 31, 2008:
Interest expense, net	$88.0	$19.7	$107.7
Provision for income taxes	$88.1	$(8.2)	$79.9
Net income attributable to LifePoint Hospitals, Inc.	$114.5	$(11.5)	$103.0
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$2.18	$(0.22)	$1.96
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$2.14	$(0.21)	$1.93
Consolidated statement of operations for the year ended December 31, 2007:
Interest expense, net	$94.5	$12.9	$107.4
Provision for income taxes	$85.8	$(5.3)	$80.5
Net income attributable to LifePoint Hospitals, Inc.	$102.0	$(7.6)	$94.4
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.82	$(0.14)	$1.68
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders	$1.79	$(0.14)	$1.65

The Company’s convertible debt instruments are further described in Note 7.

ASC 805-10, “Business Combinations”, (“ASC 805-10”) and ASC 805-20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest”, (“ASC 805-20”)

Effective January 1, 2009, the Company adopted certain additional provisions of ASC 805-10, which changes the manner in which the acquisition method of accounting is applied in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and must be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In April 2009, the FASB issued ASC 805-20, which amends the original guidance in ASC 805-10 to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if the fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

would be recognized in accordance with ASC 450-10, “Contingencies”, and ASC 450-20, “Loss Contingencies.” Furthermore, ASC 805-20 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from ASC 805-10, without significantly revising the guidance in ASC 805-10. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with ASC 805-10. ASC 805-20 was effective for all business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of ASC 805-10 and ASC 805-20 for business combinations with an acquisition date on or after January 1, 2009, without a material impact to its consolidated financial statements.

ASC 820-10, “Fair Value Measurements and Disclosures”, (“ASC 820-10”)

Effective January 1, 2009, the Company adopted certain additional provisions of ASC 820-10 as they relate to its nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

In April 2009, the FASB further amended ASC 820-10 to provide additional guidance for estimating fair value in accordance with the provision when the volume and level of activity for the asset or liability have significantly decreased. The amendment re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in ASC 820-10. Furthermore, the amendment clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification for estimating fair value when the market activity for an asset or liability has declined significantly. The amendment does not include assets and liabilities measured under Level 1 inputs and is to be applied prospectively to all fair value measurements where appropriate. The Company’s adoptions of the various provisions of ASC 820-10 did not have a material impact to its consolidated financial statements.

ASC 815-10, “Derivatives and Hedging”, (“ASC 815-10”)

Effective January 1, 2009, the Company adopted certain additional provisions of ASC 815-10, which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815-10 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Since the additional provisions of ASC 815-10 require only additional disclosures concerning derivatives and hedging activities, the adoption of these provisions did not affect the presentation of the Company’s financial position or results of operations. The Company’s derivative instrument and hedging activities are further described in Note 7.

ASC 855-10, “Subsequent Events”, (“ASC 855-10”)

Effective for the Company’s interim financial statements issued for the quarterly period ended June 30, 2009, the Company adopted the provisions of ASC 855-10. ASC 855-10 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. See Note 13 for disclosure of the date through which subsequent events have been disclosed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Discontinued Operations

In accordance with the provisions of ASC 360-10, “Property, Plant and Equipment”, (“ASC 360-10”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations in the accompanying consolidated financial statements. The results of operations of these hospitals have been reflected as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations and certain assets of these hospitals are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheet at December 31, 2008, as further described in Note 3.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $100.2 million, $95.8 million and $84.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Fair Value of Financial Instruments

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

The Company’s Term B Loans under its Credit Agreement, 3½% Notes and 3¼% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of December 31, 2009 and 2008. The carrying amount and fair value of these instruments as of December 31, 2009 and 2008 were as follows (in millions):

	Carrying Amount		Fair Value
	2009	2008	2009	2008
Term B Loans	$692.9	$706.4	$673.8	$586.3
3½% Notes	$575.0	$575.0	$536.2	$387.3
3¼% Debentures	$225.0	$225.0	$206.2	$162.0

The fair values of the Company’s Term B Loans, 3½% Notes and 3¼% Debentures were based on the quoted prices at December 31, 2009 and 2008. The Company’s long-term debt instruments are further described in Note 7.

Interest Rate Swap

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

The fair value of the Company’s interest rate swap at December 31, 2009 and 2008 reflects a liability of approximately $28.3 million and $45.0 million, respectively, and is included in reserves for self-insurance claims and other liabilities in the accompanying consolidated balance sheets. The Company’s interest rate swap is further described in Note 7.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. For the years ended December 31, 2009, 2008 and 2007, the Company estimates that services provided under its charity/indigent care programs approximated $58.5 million, $53.7 million and $50.5 million, respectively, based on gross charges. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $5.4 million, $7.1 million and $8.0 million, increases to net income of approximately $3.4 million, $4.4 million $4.8 million, and increases to diluted earnings per share of approximately $0.06, $0.08 and $0.08 for the years ended December 31, 2009, 2008, and 2007, respectively. The net estimated cost report settlements due to the Company as of December 31, 2009 and 2008 included in accounts receivable in the accompanying consolidated balance sheets were approximately $1.9 million and $6.2 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Concentration of Revenues

During the years ended December 31, 2009, 2008, and 2007, approximately 39.9%, 40.7% and 42.3%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2009, 2008 and 2007:

	Hospitals in State as of December 31, 2009	Percentage of Total Revenues
State		2009	2008	2007
Kentucky	8	16.4%	17.2%	17.0%
Virginia	4	13.0	14.1	14.4
New Mexico	2	9.7	9.1	8.8
West Virginia	2	8.5	9.0	8.9
Tennessee	6	7.6	8.3	8.2
Alabama	5	7.1	7.5	7.4
Louisiana	5	6.9	7.2	7.4
Arizona	2	6.6	6.4	6.5
Texas	3	4.7	5.3	5.3

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to Costs and Expenses(a)	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2009	$374.4	$379.7	$(320.9)	$433.2
Year ended December 31, 2008	$376.3	$318.3	$(320.2)	$374.4
Year ended December 31, 2007	$326.2	$324.0	$(273.9)	$376.3

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.

Long-Lived Assets

Property and Equipment

Purchases of property and equipment are recorded at cost. Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting as prescribed in ASC 805-10. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Allocated interest on funds used to pay for the construction or purchase of major capital additions is included in the cost of each capital addition.

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

Years
Buildings and improvements (including those under capital leases)	10 – 40
Equipment	3 – 10
Equipment under capital leases	3 – 5

Depreciation expense was $141.7 million, $130.9 million and $127.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

As of December 31, 2009, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31, 2009 and 2008 (in millions):

	2009	2008
Buildings and improvements	$207.9	$198.2
Equipment	29.0	27.6
	236.9	225.8
Accumulated amortization	(48.7)	(36.8)
	$188.2	$189.0

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

cash flows, in accordance with ASC 360-10. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $17.1 million and $16.5 million impairment charge, net of income tax benefits, in discontinued operations during the years ended December 31, 2008 and 2007, respectively, as further described in Note 3. Additionally, the Company incurred a $1.1 million and $1.2 million pre-tax impairment charge in continuing operations during the years ended December 31, 2009 and 2008, respectively. These impairment charges relate to the impairment of certain operating assets for which the Company considered its existing carrying amounts exceeded the current estimated fair values of these assets.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2009 and 2007, the Company performed its annual impairment tests as of October 1, 2009 and 2007, and did not incur an impairment charge.

During the year ended December 31, 2008 as a result of certain economic events and a decline in the Company’s stock price, the Company performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. The Company determined that no goodwill impairment charge was required as a result of either analysis.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

the Company must include an expense within the provision for income taxes in the consolidated statements of operations. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. Income taxes are further described in Note 5.

Point of Life Indemnity, Ltd.

The Company operates a captive insurance company under the name Point of Life Indemnity, Ltd (“POLI”). POLI, which is approved by the Cayman Islands Monetary Authority and operates as a wholly-owned subsidiary of the Company, issues malpractice insurance policies to certain of the Company’s employed physicians. Fees charged to these employed physicians are eliminated in consolidation. Through July 1, 2008, POLI insured certain voluntary attending physicians for medical malpractice claims. Fees charged to these voluntary attending physicians are included in revenues in the accompanying consolidated statements of operations and approximated $0.4 million and $1.7 million during the years ended December 31, 2008 and 2007, respectively. Reserves for the current estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for self-insurance claims and other liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. As of December 31, 2009, the Company’s self-insured retention for professional liability claims is $5.0 million per claim. Additionally, as of December 31, 2009, the Company’s self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $51.2 million, $47.3 million and $40.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s reserves for professional liability claims and are based upon quarterly actuarial calculations. The Company’s reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 3.6%, 4.0% and 5.0% at December 31, 2009, 2008 and 2007, respectively. As a result of the decreases in the applied discount rate during the years ended December 31, 2009 and 2008, the Company’s self-insurance claims expense increased by approximately $1.2 million and $3.0 million which decreased the Company’s net income by approximately $0.8 million and $1.9 million, or $0.01 and $0.04 per diluted share during the years ended December 31, 2009 and 2008, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more, while workers’ compensation claims are typically resolved in one to two years. Accordingly, the Company’s reserves for self-insured claims, comprised of estimated indemnity and expense payments related to reported events and incurred but not reported events as of the end of the period, include both a current and long-term component. The current portion of the Company’s reserves for self-insured claims is included in other current liabilities and the long-term portion is included in reserves for self-insurance claims and other liabilities in the accompanying consolidated balance sheets.

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2009 and 2008 (in millions):

	2009	2008
Current portion	$31.1	$22.6
Long-term portion	88.2	80.5
	$119.3	$103.1

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semiannual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, the Company’s related self-insured claims expense increased by $2.5 million and $7.4 million, which decreased net income by approximately $1.6 million and $4.5 million, or $0.03 and $0.08 per diluted share, during the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2007, the results of the Company’s quarterly and semi annual actuarial calculations resulted in a decrease in self-insurance claims expense by $0.3 million, which increased net income by approximately $0.2 million with an immaterial impact to earnings per diluted share.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon one actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $14.5 million and $12.9 million at December 31, 2009 and 2008, respectively.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company’s accompanying consolidated financial statements include all assets, liabilities, revenues and expenses at their consolidated amounts, which include the amounts attributable to the Company and the noncontrolling interest. The Company recognizes as a separate component of equity and earnings the portion of income or loss attributable to noncontrolling interests based on the portion of the entity not owned by the Company.

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3. Redemption of these interests features would require the delivery of cash. Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets.

Segment Reporting

The Company has five operating divisions as of December 31, 2009. Each of these five operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these five operating divisions as one operating segment,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10 “Intangibles — Goodwill and Other”, (“ASC 350-10”).

The Company has determined that its five operating divisions comprise one segment because of their similar economic characteristics in accordance with ASC 280-10 for the following reasons:

•	the treatment of patients in a hospital setting is the only material source of revenues for each of the Company’s five operating divisions;
•	the healthcare services provided by each of the Company’s operating divisions are generally the same;
•	the healthcare services provided by each of the Company’s operating divisions are generally provided to similar types of patients, which is patients in a hospital setting;
•	the healthcare services are primarily provided by the direction of affiliated or employed physicians and by the nurses, lab and radiology technicians, and others employed or contracted at each of the Company’s hospitals; and
•	the healthcare regulatory environment is generally similar for each of the Company’s five operating divisions.

Additionally, in accordance with ASC 350-10, the Company has determined that its five operating divisions comprise one reporting unit because of their similar economic characteristics in each of the following areas:

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

Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as described in Note 9. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares, adjusted for the shares issued to the Employee Stock Ownership Plan (“ESOP”). On December 31, 2008, as more fully discussed in Note 8, the ESOP loan was repaid in full and all remaining shares were released. As the ESOP shares were committed to be released, the shares became outstanding for EPS calculations. As of December 31, 2009 and 2008, all of the ESOP shares were considered outstanding for EPS calculations. In addition, the numerator of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, which is discussed further in Note 7 and Note 11. The computation of the Company’s basic and diluted EPS is set forth in Note 11.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, (“ASU 2009-17”) which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for the Company’s three month period ended March 31, 2010. The adoption of ASU 2009-17 is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Note 2. Acquisitions

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

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$11.7
Inventories	2.1
Prepaid expenses and other current assets	0.6
Property and equipment	71.4
Goodwill	9.1
Total assets acquired, excluding cash	94.9
Accounts payable	6.2
Accrued salaries	3.6
Other current liabilities	1.2
Capital leases	1.3
Total liabilities assumed	12.3
Net assets acquired	$82.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2. Acquisitions  – (continued)

Pursuant to the asset purchase agreement for Rockdale, the Company has committed to spend no less than $4.0 million in each of the next three years and a total of at least $30.0 million during the next six years on capital expenditures and improvements.

The Company completed miscellaneous ancillary service-line acquisitions totaling $4.8 million and $21.8 million during the years ended December 31, 2009 and 2008. The Company did not complete any significant acquisitions during the year ended December 31, 2007.

In connection with the finalization of the purchase price allocation of two hospitals acquired during the year ended December 31, 2006, the Company recognized an increase in depreciation and amortization expense of approximately $3.2 million which decreased net income by approximately $1.9 million, or $0.03 per diluted share during the year ended December 31, 2007. This increased depreciation and amortization expense was the result of higher values of certain buildings, equipment and intangible assets than the Company originally anticipated in the preliminary purchase price allocations.

Note 3. Discontinued Operations

In September 2008, the Company’s management committed to plans to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. Effective May 1, 2009, the Company sold Opelousas for $13.7 million, including working capital. Additionally, effective July 1, 2009, the Company sold Starke for $6.3 million, including working capital. In connection with the Company’s disposals of Opelousas and Starke, it recognized a loss on sale of hospitals, net of income tax benefits, of $0.4 million during the year ended December 31, 2009.

In March 2007, the Company signed a letter of intent with a third party to terminate its existing lease agreement and transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California. Effective April 1, 2008, the Company terminated its lease agreement and transferred substantially all of the operating assets and working capital to a third party. In connection with the Company’s disposal of Colorado River, it recognized a loss on sale of hospitals, net of income tax benefits, of $0.3 million during the year ended December 31, 2008.

In June 2007, the Company entered into an agreement with Tenet Health Systems Medical, Inc., a subsidiary of Tenet Healthcare Corporation (“Tenet”) to sell Coastal Carolina Medical Center (“Coastal”), a 41 bed facility located in Hardeeville, South Carolina. Effective July 1, 2007, the Company sold Coastal to Tenet for approximately $35.0 million, plus working capital. In connection with the Company’s disposal of Coastal, it recognized a loss on sale of hospitals, net of income tax benefits, of $0.6 million during the year ended December 31, 2007.

In connection with the acquisition of four hospitals effective July 1, 2006, the Company’s management committed to a plan to immediately divest two of the acquired hospitals, St. Joseph’s Hospital (“St. Joseph’s”), a 325 bed facility located in Parkersburg, West Virginia and Saint Francis Hospital (“Saint Francis”), a 155 bed facility located in Charleston, West Virginia. Effective May 1, 2007, the Company sold St. Joseph’s to Signature Hospital, LLC for approximately $68.5 million, plus working capital. Additionally, effective January 1, 2007, the Company sold Saint Francis to the Herbert J. Thomas Memorial Hospital Association for approximately $37.5 million, plus working capital. There were no gains or losses recognized in connection with the disposal of these two facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Discontinued Operations  – (continued)

Impact of Discontinued Operations

The results of operations, net of income taxes, of Opelousas, Starke, Colorado River, Coastal, St. Joseph’s and Saint Francis, as well as the Company’s other previously disposed facilities are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 360-10.

For those disposed assets that were part of an acquisition group for which specifically identifiable debt was incurred, interest expense was allocated to discontinued operations based on the ratio of the disposed net assets to the sum of total net assets of the acquisition group plus the debt that was incurred. For those asset acquisitions for which specifically identifiable debt was not incurred, interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million, $1.2 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The revenues, loss before income taxes and loss net of income taxes, excluding impairment charges and losses on sale of hospitals, of discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007
Revenues	$17.1	$53.0	$120.6
Loss before income taxes	$(6.7)	$(12.2)	$(12.9)
Loss net of income taxes	$(4.7)	$(6.3)	$(8.6)

Changes in the Company’s assets held for sale for the year ended December 31, 2009 are as follows (in millions):

	Current Assets	Property and Equipment	Total
Balance at December 31, 2008	$1.3	$20.3	$21.6
Sale of Opelousas	(0.6)	(14.2)	(14.8)
Sale of Starke	(0.7)	(6.1)	(6.8)
Balance at December 31, 2009	$—	$—	$—

Impairment Charges

During the year ended December 31, 2008 the Company recognized total impairment charges, net of income tax benefits, of $17.1 million. These impairment charges included a $13.9 million and $5.5 million charge for Opelousas and Starke, respectively, that were partially off set by a reversal of the previously recognized impairment charge of $2.3 million for Colorado River. During the year ended December 31, 2007 the Company recognized total impairment charges, net of income tax benefits, of $16.5 million. These impairment charges included an $8.7 million and $7.8 million charge for Colorado River and Coastal, respectively. The Company allocated goodwill to each of these facilities based on the ratio of its estimated fair value to the estimated fair value of the Company.

Impairment — Opelousas

In connection with the Company’s commitment to sell Opelousas, the Company recognized an impairment charge of $13.9 million, net of income tax benefits, or $0.26 loss per diluted share, for the year ended December 31, 2008. The impairment charge includes the impairment of property and equipment, allocated goodwill, inventory and certain intangible assets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Discontinued Operations  – (continued)

The following table sets forth the components of Opelousas’ impairment charge during the year ended December 31, 2008 (in millions):

Property and equipment	$10.0
Goodwill	8.7
Inventory	0.6
Intangible assets	0.5
19.8
Income tax benefit	(5.9)
$13.9

Impairment — Starke

In connection with the Company’s commitment to sell Starke, the Company recognized an impairment charge of $5.5 million, net of income tax benefits, or $0.10 loss per diluted share, for the year ended December 31, 2008. The impairment charge includes the impairment of property and equipment, allocated goodwill and certain intangible assets.

The following table sets forth the components of Starke’s impairment charge during the year ended December 31, 2008 (in millions):

Property and equipment	$4.4
Goodwill	2.9
Intangible assets	0.3
7.6
Income tax benefit	(2.1)
$5.5

Impairment — Colorado River

In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Needles Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) to transfer to the Needles Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Needles Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income tax benefits, or $0.15 per diluted share for the year ended December 31, 2007. The impairment charge related to goodwill impairment and the write-down of the property and equipment and certain net working capital that was originally to be transferred to the Needles Board of Trustees, for which the Company anticipated receiving no consideration. The Company recognized a favorable impairment adjustment of ($2.3) million, net of income taxes, or ($0.04) per diluted share for the year ended December 31, 2008. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3. Discontinued Operations  – (continued)

The following table sets forth the components of Colorado River’s impairment charge (adjustment) during the years ended December 31, 2007 and 2008 (in millions):

	2008	2007
Property and equipment	$—	$4.9
Net working capital	(3.6)	4.7
Goodwill	—	3.1
	(3.6)	12.7
Income tax provision (benefit)	1.3	(4.0)
	$(2.3)	$8.7

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

The following table sets forth the components of Coastal’s impairment charge during the year ended December 31, 2007 (in millions):

Goodwill	$7.2
Intangible assets	0.4
7.6
Income tax provision	0.2
$7.8

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 (in millions):

Balance at December 31, 2007	$1,512.0
Impairment related to Opelousas	(8.7)
Impairment related to Starke	(2.9)
Consideration for miscellaneous ancillary service-line acquisitions	16.1
Balance at December 31, 2008	1,516.5
Acquisition of Rockdale	9.1
Write-offs of goodwill related to miscellaneous ancillary service-line disposals, net of consideration for miscellaneous ancillary service-line acquisitions	(2.6)
Balance at December 31, 2009	$1,523.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4. Goodwill and Intangible Assets  – (continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 (in millions):

	2009	2008
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$77.5	$66.4
Accumulated amortization	(26.4)	(16.2)
Net total	51.1	50.2
Non-competition agreements
Gross carrying amount	20.4	20.2
Accumulated amortization	(9.4)	(8.1)
Net total	11.0	12.1
Total amortized intangible assets
Gross carrying amount	97.9	86.6
Accumulated amortization	(35.8)	(24.3)
Net total	62.1	62.3
Indefinite-lived intangible assets:
Certificates of need	6.5	6.5
Total intangible assets:
Gross carrying amount	104.4	93.1
Accumulated amortization	(35.8)	(24.3)
Net total	$68.6	$68.8

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees”, (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2009 and 2008, the Company’s liability for contract-based physician minimum revenue guarantees was $18.7 million and $22.2 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4. Goodwill and Intangible Assets  – (continued)

laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. These intangible assets have been determined to have indefinite lives and, accordingly, are not amortized.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2009, 2008 and 2007 were $14.8 million, $10.5 million and $7.6 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2010	$18.6
2011	16.6
2012	12.9
2013	7.0
2014	1.5
Thereafter	5.5
$62.1

Note 5. Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008, and 2007 consists of the following (in millions):

	2009	2008	2007
Current:
Federal	$88.2	$69.0	$77.8
State	6.8	4.3	6.7
	95.0	73.3	84.5
Deferred:
Federal	(14.5)	3.7	(3.7)
State	(3.6)	(2.1)	(4.6)
	(18.1)	1.6	(8.3)
Increase in valuation allowance	3.4	5.0	4.3
Total	$80.3	$79.9	$80.5

The increases in the valuation allowance during the years ended December 31, 2009, 2008 and 2007 were primarily the result of state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $686.0 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2029.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5. Accounting for Income Taxes  – (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes and including net income or loss from non-controlling interests for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	1.5	1.0
ESOP expense	—	0.7	1.0
Valuation allowance	1.5	2.4	2.2
Income tax liability (reversal) increase	(1.9)	(1.2)	0.9
Other items, net	0.6	0.3	0.1
Effective income tax rate	36.6%	38.7%	40.2%

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2009 and 2008 (in millions):

	2009	2008
Deferred income tax liabilities:
Depreciation and amortization	$(183.4)	$(157.2)
Amortization of convertible debt discounts	(41.2)	(50.1)
Prepaid expenses	(1.2)	(1.2)
Other	(1.3)	(2.6)
Total deferred income tax liabilities	(227.1)	(211.1)
Deferred income tax assets:
Provision for doubtful accounts	76.9	68.4
Employee compensation	51.6	43.8
Professional liability claims	36.0	31.0
Interest rate swap	9.9	15.8
Other	48.9	48.8
Total deferred income tax assets	223.3	207.8
Valuation allowance	(51.8)	(46.5)
Net deferred income tax assets	171.5	161.3
Net deferred income tax liabilities	$(55.6)	$(49.8)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Current	$121.3	$103.4
Long-term	(176.9)	(153.2)
Total	$(55.6)	$(49.8)

The Company’s income taxes receivable balance was $10.0 million, and $19.9 million at December 31, 2009 and 2008, respectively. The tax benefits associated with the Company’s employee stock-based compensation plans were $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carry forwards by $1.0 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5. Accounting for Income Taxes  – (continued)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2009 and 2008 is as follows (in millions).

	2009	2008
Balance at beginning of year	$48.2	$52.2
Additions for tax positions of prior years	0.8	2.4
Reductions for tax positions of prior years	(3.2)	(0.9)
Reductions for settlements with taxing authorities	(0.4)	(1.3)
Reductions for lapse of statutes of limitations	(3.1)	(4.2)
Balance at end of year	$42.3	$48.2

The components of the long-term income tax liability at December 31, 2009 and 2008 are as follows (in millions):

	2009	2008
Unrecognized tax benefits	$42.3	$48.2
Accrued interest and penalties	9.0	11.2
	$51.3	$59.4

Of the $42.3 million of unrecognized tax benefits at December 31, 2009, $4.7 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2009 are tax positions of $37.6 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2009, the Company recorded a net $2.1 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $3.9 million from the expiration of federal and state statutes of limitation, settlements with taxing authorities and interest expense of $1.8 million on unrecognized tax benefits from prior years.

The Company’s U.S. Federal income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). During 2003, the IRS notified the Company regarding its findings relating to the examination of the Company’s tax returns for the tax years ended December 31, 1999, 2000, and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction, for which the IRS had proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. As a result, HCA and the IRS are currently working through the complex calculations for the many HCA tax years that are impacted. In December 2009, the IRS and the Company finally settled the method of determining the bad debt deduction for the tax years ended December 31, 1999, 2000, and 2001 and closed the IRS examination, resulting in a net $1.6 million tax refund due to the Company. The Company had previously applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on any settlement beyond the March 15, 2003 deposit date. The Company recorded an interest income receivable of approximately $0.7 million (calculated through December 31, 2009) on the net tax refund related to tax years

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5. Accounting for Income Taxes  – (continued)

ended December 31, 1999, 2000, and 2001. The Company will apply the $6.6 million deposit as a payment against its estimated 2009 U.S. Federal income tax liability. The Company has agreed to the extension of the statutes of limitation for the federal tax returns for tax years ended December 31, 1999, 2000, and 2001 through December 31, 2010.

In 2005 and 2006, the IRS commenced an examination of the Company’s federal income tax returns for the tax years ended December 31, 2002 and 2003. The Company had reached a partial settlement with the IRS on all of the adjustments proposed by the IRS except for the Company’s method of determining its bad debts deduction, which might have been impacted by the outcome of the complex computations from the HCA tax years (discussed above), with the Company making a $1.8 million payment (Including interest) in settlement of the agreed-upon matters. The $1.8 million reduced the long-term income tax liability. In December 2009, the Company and the IRS finally settled the method of determining the bad debt deduction for the tax years ended December 31, 2002 and 2003 and closed the IRS examination, resulting in a net $1.0 million tax refund due to the Company. The Company recorded an interest income receivable of approximately $0.3 million (calculated through December 31, 2009) on the net $1.0 million tax refund related to tax years ended December 31, 2002 and 2003. The Company has agreed to the extension of the statutes of limitation for the federal tax returns for tax years ended December 31, 2002 and 2003 through December 31, 2010.

The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2004 and beyond remain subject to examination by various state taxing authorities.

As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $4 million.

Note 6. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 (in millions):

	2009	2008
Accrued interest	$9.3	$10.6
Short-term portion of reserves for self-insurance claims	31.1	22.6
Medical benefits liability	14.5	12.9
Physician minimum revenue guarantee liability	18.7	22.2
Other	34.5	26.2
	$108.1	$94.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2009 and 2008 (in millions):

	2009	2008
Senior Borrowings:
Credit Agreement:
Term B Loans	$692.9	$706.4
Revolving Loans	—	—
	692.9	706.4
Subordinated Borrowings:
3½% Notes	575.0	575.0
3¼% Debentures	225.0	225.0
Unamortized discounts on 3½% Notes and 3¼% Debentures	(102.4)	(123.5)
Province 7½% Notes	6.1	6.1
	703.7	682.6
Capital leases	3.2	4.2
Total long-term debt	1,399.8	1,393.2
Less: current portion	1.0	1.1
	$1,398.8	$1,392.1

Maturities of the Company’s long-term debt at December 31, 2009, excluding unamortized discounts on 3½% Notes and 3¼% Debentures, are as follows for the years indicated (in millions):

2010	$1.0
2011	436.9
2012	257.8
2013	6.5
2014	575.0
Thereafter	225.0
$1,502.2

Credit Agreement

Terms

The Company has a credit agreement with Citicorp North America, Inc. (“CITI”), as administrative agent, and a syndicate of lenders (the “Credit Agreement”), as amended, that provides for secured term A loans up to $250.0 million (the “Term A Loans”), term B loans up to $1,450.0 million (the “Term B Loans”) and revolving loans of up to $350.0 million (the “Revolving Loans”). In addition, the Credit Agreement provides that the Company may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to lender approval. The Term B Loans mature on April 15, 2012 and are scheduled to be repaid beginning June 30, 2011 in four installments totaling $692.9 million. The Term A Loans and Revolving Loans both mature on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by the Company’s subsidiaries with certain limited exceptions. The Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. Additionally, the Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Revolving Loans.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

Letters of Credit and Availability

As of December 31, 2009, the Company had $37.5 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $412.5 million as of December 31, 2009, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of December 31, 2009, all of which is available under the additional tranches.

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

As of December 31, 2009, the applicable annual interest rate under the Term B Loans was 1.89%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 0.26% at December 31, 2009. The weighted-average applicable annual interest rate for year ended December 31, 2009 under the Term B Loans was 2.61%.

Covenants

The Credit Agreement requires the Company to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the period ended December 31, 2009 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, the Company is limited with respect to amounts it may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.

The financial covenant requirements and ratios are as follows:

	Requirement	Level at December 31, 2009
Minimum Interest Coverage Ratio	3.50:1.00	6.55
Maximum Total Leverage Ratio	4.00:1.00	3.05
Capital Expenditure Ratio	10%	5.6%

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

3½% Convertible Senior Subordinated Notes due May 15, 2014

The Company’s 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

Subject to certain exceptions, the Company will deliver cash and shares of its common stock upon conversion of each $1,000 principal amount of its 3½% Notes as follows: (i) an amount in cash (the “principal return”) equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness it may incur in the future. If the Company does not make any payments it is obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

The initial conversion rate is 19.3095 shares of the Company’s common stock per $1,000 principal amount of the 3½% Notes (subject to certain events). This represents an initial conversion price of approximately $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, the Company will increase the conversion rate in certain circumstances.

Upon the occurrence of a fundamental change (as specified in the indenture), each holder of the 3½% Notes may require the Company to purchase some or all of the 3½% Notes at a purchase price in cash equal to 100% of the principal amount of the 3½% Notes surrendered, plus any accrued and unpaid interest.

The indenture for the 3½% Notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants or other provisions to protect holders of the 3½% Notes in the event of a highly leveraged transaction or other events that do not constitute a fundamental change.

3¼% Convertible Senior Subordinated Debentures due August 15, 2025

The Company’s 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash (the “principal return”) equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of the Company’s stock, as set forth in the indenture governing the securities (“the conversion value”); and (ii) if the conversion value is greater than the principal return, an amount in shares of the Company’s common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness it may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

The initial conversion rate for the 3¼% Debentures is 16.3345 shares of the Company’s common stock per $1,000 principal amount of 3¼% Debentures (subject to adjustment in certain events). This is equivalent to a conversion price of $61.22 per share of common stock. In addition, if certain corporate transactions that constitute a change of control occur on or prior to February 20, 2013, the Company will increase the conversion rate in certain circumstances, unless such transaction constitutes a public acquirer change of control and the Company elects to modify the conversion rate into public acquirer common stock.

On or after February 20, 2013, the Company may redeem for cash some or all of the 3¼% Debentures at any time at a price equal to 100% of the principal amount of the 3¼% Debentures to be purchased, plus any accrued and unpaid interest. Holders may require the Company to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3¼% Debentures to be purchased, plus any accrued and unpaid interest.

The indenture for the 3¼% Debentures does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior or secured debt or other indebtedness, or the issuance or repurchase of securities by the Company. The indenture contains no covenants or other provisions to protect holders of the 3¼% Debentures in the event of a highly leveraged transaction or fundamental change.

Unamortized Discounts on Convertible Debt (ASC 470-20)

Effective January 1, 2009, the Company adopted the provisions of ASC 470-20, which specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3½% Notes and its 3¼% Debentures are within the scope of ASC 470-20. Therefore, the Company recorded the debt components of its 3½% Notes and its 3¼% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt.

The principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2009 and 2008 were as follows (in millions):

	2009	2008
3½% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(82.0)	(97.4)
Net carrying balance	$493.0	$477.6
3¼% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(20.4)	(26.1)
Net carrying balance	$204.6	$198.9

The Company is amortizing the discounts for its 3½% Notes and 3¼% Debentures over the expected life of a similar liability that does not have an associated equity component, in accordance with ASC 470-20. The Company is amortizing the discount for its 3½% Notes through May 2014, which is the maturity date of these notes. In addition, the Company is amortizing the discount for its 3¼% Debentures through February 2013, which is the first date that the holders of the 3¼% Debentures can redeem their debentures.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

For the years ended December 31, 2009, 2008 and 2007, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2009	2008	2007
3½% Notes:
Contractual cash interest expense	$20.1	$20.1	$11.9
Non-cash interest expense (discount amortization)	15.4	14.3	7.9
Total interest expense	$35.5	$34.4	$19.8
3¼% Debentures:
Contractual cash interest expense	$7.3	$7.3	$7.3
Non-cash interest expense (discount amortization)	5.7	5.4	5.0
Total interest expense	$13.0	$12.7	$12.3

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective interest rates for the years ended December 31, 2009, 2008 and 2007 were 6.17%, 5.99% and 5.83%, respectively, for the 3½% Notes and 5.79%, 5.63% and 5.48%, respectively, for the 3¼% Debentures.

Province 7½% Senior Subordinated Notes

In connection with the Company’s merger with Province Healthcare Company in 2005, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7½% Senior Subordinated Notes due 2013 (the “Province 7½% Notes”) was purchased and subsequently retired. The remaining $6.1 million outstanding principal amount of the Province 7½% Notes bears interest at the rate of 7½% payable semi-annually on June 1 and December 1. The Company currently has the right to redeem all or a portion of the Province 7½% Notes at the current redemption prices, plus accrued and unpaid interest. The Province 7½% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.

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

Date Range	Notional Amount (In millions)
November 30, 2006 to November 30, 2007	$900.0
November 30, 2007 to November 28, 2008	$750.0
November 28, 2008 to November 30, 2009	$600.0
November 30, 2009 to November 30, 2010	$450.0
November 30, 2010 to May 30, 2011	$300.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

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

The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments during the year ended December 31, 2009 and determined the hedge to be effective. The Company completed its quarterly assessments during the years ended December 31, 2008 and 2007 and determined that its cash flow hedge was partially ineffective because the notional amount of the interest rate swap in effect during the indicated periods exceeded the Company’s outstanding borrowings under its variable rate debt Credit Agreement.

At December 31, 2009 and 2008, the fair value and line item caption of the Company’s interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	2009	2008
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Reserves for self-insurance claims and other liabilities	$28.3	$45.0

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Amount of gain (loss) Recognized in OCI on Derivative (Effective Portion)			Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008	2007		2009	2008	2007
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$16.8	$(13.4)	$(15.9)	Interest expense, net	$—	$(0.6)	$(0.5)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7. Long-Term Debt  – (continued)

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

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, which was amended and restated on February 25, 2009, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $125 per one one-thousandth of a share, subject to adjustment.

Each share of Series A Preferred Stock will be entitled, when, as and if declared, to a preferential quarterly dividend payment in an amount equal to the greater of $10 or 1,000 times the aggregate of all dividends declared per share of common stock. In the event of liquidation, dissolution or winding up, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment equal to $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions on the stock, whether or not declared, to the date of such payment, but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. The rights are not exercisable until the rights distribution date as defined in the stockholders’ rights plan. The rights will expire on February 25, 2019, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged.

The rights are designed to deter coercive takeover tactics and to prevent an acquiror from gaining control of the Company without offering a fair price to all of our stockholders. The Rights will not prevent a takeover, but are designed to encourage anyone seeking to acquire the Company to negotiate with its Board of Directors prior to attempting a takeover.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8. Stockholders’ Equity  – (continued)

Repurchases of Common Stock

In November 2007 and in August 2009, the Company’s Board of Directors authorized the repurchase of up to $150.0 million and $100.0 million, respectively, of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The November 2007 repurchase plan expired in November 2008. The August 2009 repurchase plan expires in January 2011. The Company is not obligated to repurchase any specific number of shares under the August 2009 repurchase plan. During the years ended December 31, 2008 and 2007, the Company repurchased approximately 3.8 million and 1.4 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million and $41.2 million at an average purchase price of $26.57 and $30.35 per share, respectively, under the November 2007 repurchase plan. These shares have been designated by the Company as treasury stock. There were no repurchases under the August 2009 repurchase plan during the year ended December 31, 2009.

Additionally, the Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and the Amended and Restated Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $3.1 million and $2.4 million, respectively, during the years ended December 31, 2009 and 2008. These shares have been designated by the Company as treasury stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the fair value of the Company’s interest rate swap resulted in comprehensive gains (losses) of $16.8 million, or $10.9 million net of income tax provision for the year ended December 31, 2009; $(13.4) million, or $(8.5) million net of income tax benefits for the year ended December 31, 2008; and $(15.9) million, or $(10.2) million net of income tax benefits for the year ended December 31, 2007. The Company’s interest rate swap agreement is further described in Note 7.

ESOP and Defined Contribution Plan

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8. Stockholders’ Equity  – (continued)

Prior to January 1, 2009, the Company’s defined contribution plan expense had two components: ESOP common stock and cash contributions. Shares of the Company’s common stock were allocated ratably to employee accounts at an approximate rate of 0.3 million shares per year. The defined contribution plan expense amount for the ESOP common stock component was determined using the average market price of the Company’s common stock released to participants in the defined contribution plan. The cash component was determined by the difference between the Company’s required contributions under the plan and the fair value of the Company’s common stock allocated and released to the plan. During the year ended December 31, 2008, the Company utilized forfeitures in the plan to reduce its cash contributions for the year. Effective January 1, 2009, the Company’s defined contribution plan was funded entirely with cash contributions from the Company.

The Company’s defined contribution plan expense was $15.9 million, $8.7 million and $13.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The defined contribution plan expense tax deduction attributable to the ESOP released shares was fixed at $3.2 million per year during each of the years ended December 31, 2008 and 2007.

Note 9. Stock-Based Compensation

The Company issues stock options and other stock-based awards (nonvested stock, restricted stock, and deferred stock units) to key employees and directors under various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10. In accordance with ASC 718-10, the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.

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

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

The Company’s LTIP authorizes approximately 15.7 million shares of the Company’s common stock for issuance as of December 31, 2009. The LTIP authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of the Company.

Options to purchase shares granted to the Company’s employees under this plan were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. These options become ratably exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire ten years from the date of grant. The Company granted stock options to purchase 926,215, 1,134,125 and 1,056,811 shares of the Company’s common stock to certain key employees during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s outstanding nonvested stock awards have cliff-vesting periods from the grant date of three and five years and ratable vesting periods from the grant date of three years. The majority contain no vesting requirements other than the continued employment of the employee. There are certain nonvested stock awards that require the vesting to be contingent upon the satisfaction of certain financial goals in addition to the continued employment of the employee. The Company granted 771,425, 478,872 and 453,796 shares of nonvested stock awards to certain key employees under the LTIP during the years ended December 31, 2009, 2008 and 2007, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

Vesting of awards granted under the LTIP may be accelerated in the event of disability, death or involuntary termination without cause of a participant or change of control of the Company.

Outside Directors Stock and Incentive Compensation Plan

The Company has an Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) for which approximately 0.4 million shares of the Company’s common stock have been reserved for issuance. There were no options granted under this plan during the years ended December 31, 2009, 2008 or 2007. The outstanding options under this plan become exercisable beginning in part from the date of grant to three years after the date of grant and expire ten years after grant.

The ODSICP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award. The Company recognizes a nominal amount of stock-based compensation expense under this plan. As of December 31, 2009, there were 11,046 deferred stock units outstanding under the ODSICP.

Pursuant to the ODSICP, the Company granted 34,762, 28,000 and 28,000 restricted stock unit awards to its non-employee directors during the years ended December 31, 2009, 2008 and 2007, respectively. These awards are fully vested and are no longer subject to forfeiture. The non-employee director’s receipt of shares of the Company’s common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the outside director ceases to be a member of the Company’s Board of Directors.

ESPP

Prior to July 1, 2007, the Company sponsored an employee stock purchase plan which allowed employees to purchase shares of the Company’s common stock at a discount. There were approximately 0.3 million shares of the Company’s common stock reserved for issuance under this plan. Through July 1, 2007, the Company issued all remaining shares available under the ESPP and on this date terminated the plan. The Company amended the plan effective January 1, 2006 to be in compliance with the safe harbor rules of ASC 718-10. Accordingly, the plan was not compensatory and no expense was recognized during the year ended December 31, 2007. The Company received $1.3 million for the issuance of common stock under this plan during the year ended December 31, 2007.

Presented below is a summary of activity under the ESPP for the year ended December 31, 2007:

Shares Available for Issuance
December 31, 2006	36,130
Issuances	(36,130)
December 31, 2007	—

MSPP

The Company has another employee stock purchase plan, the MSPP, which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

There were approximately 0.3 million shares of the Company’s common stock reserved for issuance under this plan at December 31, 2009. Such shares are subject to a three-year cliff-vesting period. The Company recognizes a nominal amount of stock-based compensation expense under this plan as a result of the relatively small number of participants in the MSPP. The Company received, $1.0 million, $0.8 million and $0.3 million for the issuance of stock under this plan during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 116,844 restricted shares outstanding under the MSPP.

Stock Options

Valuation

The Company estimated the fair value of stock options granted using the Hull-White II Valuation Model (“HW-II”) lattice option valuation model and a single option award approach. The Company uses the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given the Company’s reasonably large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is amortizing the fair value on a straight-line basis over the requisite service periods of the awards, which are the vesting periods of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected volatility	40.3%	31.9%	27.2%
Risk free interest rate (range)	0.05% – 3.58%	0.09% – 3.89%	3.34% – 5.21%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.3	4.7
Fair value per share of stock options granted	$8.02	$8.14	$10.24

Population Stratification

In accordance with ASC 718-10, a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, ASC 718-10 indicates that a company may generally make a reasonable fair value estimate with as few as one or two groupings. Prior to January 1, 2008, the Company stratified its employee population into two groups: (i) “Insiders,” who were the Section 16 filers under Securities Exchange Commission (“SEC”) rules; and (ii) “Non-insiders,” who were the rest of the employee population. Effective January 1, 2008, the Company determined that a single employee population group was more appropriate. The Company derived its two group stratification prior to January 1, 2008 and post January 1, 2008 single employee grouping based on an analysis of its historical exercise patterns.

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption in accordance with ASC 718-10. According to ASC 718-10, companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. ASC 718-10 acknowledges that there is likely to be a range of reasonable estimates for volatility. In addition, ASC 718-10 requires that if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock at the date of grant based on both historical volatility and implied volatility from traded options of its common stock, consistent with ASC 718-10.

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

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Pre-Vesting Forfeitures

Pre-vesting forfeitures do not affect the fair value calculation, but they affect the expense calculation. ASC 718-10 requires the Company to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The Company applies a dynamic forfeiture rate methodology over the vesting period of the award. The dynamic forfeiture rate methodology incorporates the lapse of time into the resulting expense calculation and results in a forfeiture rate that diminishes as the granted awards approach its vest date. Accordingly, the dynamic forfeiture rate methodology results in a more consistent stock compensation expense calculation over the vesting period of the award.

Post-Vesting Cancellations

Post-vesting cancellations include vested options that are cancelled, exercised or expire unexercised. Lattice models treat post-vesting cancellations and voluntary early exercise behavior as two separate assumptions. The Company uses historical data to estimate post-vesting cancellations.

Expected Term

ASC 718-10 calls for an extinguishment calculation, dependent upon how long a granted option remains outstanding before it is fully extinguished. While extinguishment may result from exercise, it can also result from post-vesting cancellation or expiration at the contractual term. Expected term is an output in lattice models so the Company does not have to determine this amount.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2009 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2008	4,797,560	$30.13	$10.77	$51.6	$7.8	5.76
Exercisable at December 31, 2008	3,141,823	$30.56	$11.76	$37.0	$7.8	4.19
Unvested at December 31, 2008	1,655,737	$29.30	$8.83	$14.6	$—	8.74
Granted	926,215	$22.24	$8.02	$7.4	N/A	N/A
Forfeited (pre-vest cancellation)	(119,446)	$25.91	$8.15	$(0.9)	N/A	N/A
Exercised	(746,822)	$14.30	$4.97	$(3.7)	$8.1	N/A
Expired (post-vest cancellation)	(633,831)	$35.80	$14.51	$(9.2)	N/A	N/A
Vested	774,776	$30.36	$9.25	$7.2	N/A	N/A
Outstanding at December 31, 2009	4,223,676	$30.47	$10.70	$45.2	$18.0	6.57
Exercisable at December 31, 2009	2,535,946	$33.99	$12.34	$31.3	$4.9	5.21
Unvested at December 31, 2009	1,687,730	$25.19	$8.24	$13.9	$13.1	8.62

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $8.1 million, $3.9 million and $3.1 million, respectively. The Company received $10.8 million, $3.6 million, and $12.7 million in cash from stock option exercises for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $8.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The fair value of other stock-based awards (nonvested stock, restricted stock, and deferred stock units) are determined based on the closing price of the Company’s common stock on the day prior to the grant date. The Company’s other stock-based awards require no payment from employees and directors, and stock-based compensation expense is recorded equally over the vesting periods ranging from six months to five years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

A summary of other stock-based award activity under the LTIP, ODSICP and MSPP during the year ended December 31, 2009 is as follows:

Other Stock-Based Awards	Number of Shares	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2008	1,461,821	$31.68	$46.3	$31.6
Granted	863,935	$20.71	17.9	N/A
Vested and exercised	(447,380)	$34.44	(15.4)	$10.7
Forfeited (pre-vest cancellation)	(125,105)	$27.56	(3.4)	N/A
Outstanding at December 31, 2009	1,753,271	$25.87	$45.4	$57.0
Unvested at December 31, 2009	1,669,508	$25.61	$42.8	$54.3

During the years ended December 31, 2009, 2008 and 2007, the Company granted 307,500, 247,500 and 240,000 performance-based shares, respectively. In addition to requiring continuing service of an employee, the vesting of these performance-based shares is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. Under the LTIP, if these goals are achieved, the performance-based shares will cliff-vest three years after the grant date. The fair value for each of these performance-based shares was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If these performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

As of December 31, 2009, there was $15.6 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, ODSICP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity under the Company’s stock-based compensation plans for the years ended December 31, 2009, 2008 and 2007:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
December 31, 2006	3,656,998	4,121,524	$30.19	1,053,504	$38.62	16,624
Stock option grants	(1,056,811)	1,056,811	36.32	—	—	—
Other stock-based awards grants	(513,314)	—	—	513,314	34.98	—
Deferred stock unit grants	(3,979)	—	—	—	—	3,979
Stock option exercises	—	(400,639)	30.64	—	—	—
Other stock-based awards exercises	—	—	—	(10,500)	40.60	—
Deferred stock units vested	—	—	—	—	—	(10,784)
Stock option cancellations	649,133	(649,133)	36.93	—	—	—
Other stock-based awards cancellations	214,320	—	—	(214,320)	38.97	—
December 31, 2007	2,946,347	4,128,563	30.65	1,341,998	37.17	9,819
Increase in shares available for grant	2,175,000	—	—	—	—	—
Stock option grants	(1,134,125)	1,134,125	26.10	—	—	—
Other stock-based awards grants	(546,411)	—	—	546,411	24.96	—
Deferred stock unit grants	(1,746)	—	—	—	—	1,746
Stock option exercises	—	(230,210)	15.77	—	—	—
Other stock-based awards exercises	—	—	—	(324,134)	42.37	—
Deferred stock units vested	—	—	—	—	—	(1,983)
Stock option cancellations	234,918	(234,918)	34.20	—	—	—
Other stock-based awards cancellations	102,454	—	—	(102,454)	33.72	—
December 31, 2008	3,776,437	4,797,560	30.13	1,461,821	31.68	9,582
Stock option grants	(926,215)	926,215	22.24	—	—	—
Other stock-based awards grants	(863,935)	—	—	863,935	20.71	—
Deferred stock unit grants	(1,464)	—	—	—	—	1,464
Stock option exercises	—	(746,822)	14.30	—	—	—
Other stock-based awards exercises	—	—	—	(447,380)	34.44	—
Deferred stock units vested	—	—	—	—	—	—
Stock option cancellations	703,277 (a)	(753,277)	34.23	—	—	—
Other stock-based awards cancellations	125,105	—	—	(125,105)	27.56	—
December 31, 2009	2,813,205 (b)	4,223,676	$30.47	1,753,271	$25.87	11,046

(a)	The above amount excludes the cancellation of 50,000 stock options granted to the Company’s Foundation during 1999 that expired unexercised and are no longer available for grant.
(b)	Of the 2,813,205 shares available for grant as of December 31, 2009, 2,293,887 are available for grant as stock options under the 1998 LTIP; 416,180 are available for grant as other stock-based awards under the 1998 LTIP; 46,090 are available for grant under the MSPP; and 57,048 are available for grant under the ODSICP.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Other stock-based awards	$15.5	$16.1	$11.8
Stock options	6.8	7.3	6.9
Total stock-based compensation expense	$22.3	$23.4	$18.7
Tax benefits on stock-based compensation expense	$9.2	$9.3	$7.8

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2009, 2008 or 2007. As of December 31, 2009, there was $23.8 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

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

Based on a review of the number of the kyphoplasty procedures performed at all of the Company’s hospitals, as part of its effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 the Company’s management identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. The Company’s management is continuing to cooperate with the government’s investigation and is reviewing whether its hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10. Commitments and Contingencies  – (continued)

approximately $52.8 million at December 31, 2009. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $18.7 million at December 31, 2009 and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and is restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $19.9 million in uncompleted projects as of December 31, 2009, which is included as construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2009, the Company had projects under construction with an estimated cost to complete and equip of approximately $56.0 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

Development Agreement with the City of Ennis

The Company entered into a development agreement with the City of Ennis, Texas (the “Ennis Development Agreement”) during 2005 to construct a new hospital (“Ennis New”) to replace the existing Ennis Regional Medical Center (“Ennis Old”). The Company leased Ennis Old from the City of Ennis. Under the Ennis Development Agreement, the Company constructed and equipped Ennis New for approximately $35.0 million, all of which was paid for by the Company. The construction was completed during July 2007 and the Company moved its operations from Ennis Old to Ennis New. Pursuant to the terms of the Ennis Development Agreement, the City of Ennis paid $14.7 million of the construction cost to the Company during August 2007, which the Company recorded as a deferred income liability and has included in reserves for self-insurance claims and other liabilities in the Company’s accompanying consolidated balance sheets. In addition, the Company, as lessee, entered into a 40-year lease agreement (the “Ennis Lease Agreement”) with the City of Ennis, the lessor. The Company is amortizing the $14.7 million deferred income liability straight-line over the term of the Ennis Lease Agreement. As of December 31, 2009, the unamortized deferred income liability was $13.5 million.

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

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10. Commitments and Contingencies  – (continued)

lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2009, 2008 and 2007 was $26.4 million, $25.6 million and $25.8 million, respectively.

Future minimum lease payments at December 31, 2009, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital Lease Obligations	Total
2010	$12.5	$1.1	$13.6
2011	8.4	1.1	9.5
2012	6.4	0.9	7.3
2013	4.4	0.4	4.8
2014	2.3	—	2.3
Thereafter	8.4	—	8.4
	$42.4	3.5	$45.9
Less: interest portion		(0.3)
Long-term obligations under capital leases		$3.2

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 (dollars and shares in millions, except per share amounts):

	2009	2008	2007
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$141.7	$128.9	$121.8
Less: Net income attributable to noncontrolling interests	(2.5)	(2.2)	(1.7)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	139.2	126.7	120.1
Loss from discontinued operations, net of income taxes	(5.1)	(23.7)	(25.7)
Net income attributable to LifePoint Hospitals, Inc.	$134.1	$103.0	$94.4
Denominator:
Weighted average shares outstanding – basic	52.7	52.5	56.2
Effect of dilutive securities:
stock options and other stock-based awards	1.1	1.0	1.0
Weighted average shares outstanding – diluted	53.8	53.5	57.2
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.64	$2.41	$2.13
Discontinued operations	(0.10)	(0.45)	(0.45)
Net income	$2.54	$1.96	$1.68
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.59	$2.37	$2.09
Discontinued operations	(0.10)	(0.44)	(0.44)
Net income	$2.49	$1.93	$1.65

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2009
	First	Second	Third	Fourth
Revenues	$735.5	$735.3	$745.0	$746.9
Income from continuing operations	$40.1	$29.5	$32.7	$39.4
Discontinued operations, net of income taxes:
Loss from discontinued operations	(1.1)	(2.1)	(0.7)	(0.8)
(Loss) gain on sales of hospitals	—	(0.6)	—	0.2
Loss from discontinued operations	(1.1)	(2.7)	(0.7)	(0.6)
Net income	39.0	26.8	32.0	38.8
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(0.6)	(0.8)
Net income attributable to LifePoint Hospitals, Inc.	$38.4	$26.3	$31.4	$38.0
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.76	$0.55	$0.60	$0.72
Discontinued operations	(0.02)	(0.05)	(0.01)	(0.01)
Net income	$0.74	$0.50	$0.59	$0.71
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.74	$0.54	$0.59	$0.71
Discontinued operations	(0.02)	(0.05)	(0.01)	(0.01)
Net income	$0.72	$0.49	$0.58	$0.70

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12. Unaudited Quarterly Financial Information  – (continued)

	2008
	First	Second	Third	Fourth
Revenues	$685.1	$665.7	$675.1	$674.9
Income from continuing operations	$38.7	$30.1	$29.1	$31.0
Discontinued operations, net of income taxes:
(Loss) income from discontinued operations	(1.8)	(1.4)	(3.3)	0.2
Impairment adjustment (charges)	2.3	—	(16.8)	(2.6)
Losses on sales of hospitals	—	(0.3)	—	—
Income (loss) from discontinued operations	0.5	(1.7)	(20.1)	(2.4)
Net income	39.2	28.4	9.0	28.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.6)	(0.5)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$38.7	$27.8	$8.5	$28.0
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.57	$0.55	$0.59
Discontinued operations	0.01	(0.04)	(0.39)	(0.05)
Net income	$0.72	$0.53	$0.16	$0.54
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.55	$0.54	$0.58
Discontinued operations	0.01	(0.03)	(0.38)	(0.05)
Net income	$0.70	$0.52	$0.16	$0.53

Note 13. Subsequent Event

In accordance with the provisions of ASC 855-10, the Company evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-K with the SEC on February 19, 2010, the date the financial statements were issued, for events requiring disclosure or recognition in the Company’s consolidated financial statements. There were no subsequent events requiring disclosure or recognition in the Company’s consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 19, 2010.

LIFEPOINT HOSPITALS, INC.
By: /s/ WILLIAM F. CARPENTER III William F. Carpenter III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Chairman of the Board of Directors	February 19, 2010
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2010
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 19, 2010
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2010
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 19, 2010
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 19, 2010
/s/ DEWITT EZELL, JR DeWitt Ezell, Jr.	Director	February 19, 2010
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 19, 2010
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 19, 2010
/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 19, 2010

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	—	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4¼% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Registration Statement on Form S-3, filed by Province Healthcare Company on December 20, 2001, File No. 333-75646).
4.9	—	First Supplemental Indenture, dated as of April 15, 2005, by and among Province Healthcare Company, LifePoint Hospitals, Inc. and U.S. Bank National Association (as successor in interest to National City Bank), as trustee to the Indenture dated as of October 10, 2001, relating to Province Healthcare Company’s 4¼% Convertible Subordinated Notes due 2008 (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 15, 2005, File No. 000-29818.

Exhibit Number		Description of Exhibits
4.10	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.11	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818).
10.4	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.5	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.6	—	Amended and Restated 1998 Long Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated July 7, 2005, File No. 000-51251).*
10.7	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*
10.8	—	Second Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.9	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*
10.10	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (filed herewith).*
10.11	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.12	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.13	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (filed herewith).*

Exhibit Number		Description of Exhibits
10.14	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated December 10, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.15	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818).*
10.16	—	First Amendment, dated May 13, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed March 31, 2008, File No. 000-51251).*
10.17	—	Second Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.18	—	Amendment No. 3, dated March 24, 2009, to the LifePoint Hospitals, Inc. Management Stock Purchase Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.19	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.20	—	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-51251).*
10.21	—	Amendment, dated March 24, 2009, to the Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.22	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (filed herewith).*
10.23	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.24	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.25	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.26	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.27	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.28	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.29	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
10.30		Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (filed herewith).
10.31	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.32	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.33	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.34	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.35	—	Retirement Agreement and General Release, dated August 21, 2008, by and between LifePoint CSGP, LLC and William M. Gracey (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 000-51251).*
10.36	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
10.37	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number		Description of Exhibits
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Management Compensation Plan or Arrangement