Form 10-Q
period 2010-03-31
LIFEPOINT HOSPITALS, INC.
filed 2010-04-30
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 000-51251

LifePoint Hospitals, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 23, 2010, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 55,280,996.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$786.2	$735.5
Salaries and benefits	303.3	286.5
Supplies	108.4	99.6
Other operating expenses	140.4	132.7
Provision for doubtful accounts	102.1	90.2
Depreciation and amortization	36.1	35.1
Interest expense, net	25.1	25.8
	715.4	669.9
Income from continuing operations before income taxes	70.8	65.6
Provision for income taxes	26.6	25.5
Income from continuing operations	44.2	40.1
Loss from discontinued operations, net of income taxes	(0.4)	(1.1)
Net income	43.8	39.0
Less: Net income attributable to noncontrolling interests	(0.9)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$42.9	$38.4
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.82	$0.76
Discontinued operations	(0.01)	(0.02)
Net income	$0.81	$0.74
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.80	$0.74
Discontinued operations	(0.01)	(0.02)
Net income	$0.79	$0.72
Weighted average shares and dilutive securities outstanding:
Basic	53.2	52.2
Diluted	54.5	53.1
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$43.3	$39.5
Loss from discontinued operations, net of income taxes	(0.4)	(1.1)
Net income	$42.9	$38.4

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	March 31, 2010	December 31, 2009(a)
ASSETS
Current assets:
Cash and cash equivalents	$219.4	$187.2
Accounts receivable, less allowances for doubtful accounts of $446.1 and $433.2 at March 31, 2010 and December 31, 2009, respectively	349.4	325.2
Inventories	75.3	75.3
Prepaid expenses	13.7	12.0
Income taxes receivable	—	10.0
Deferred tax assets	126.8	121.3
Other current assets	23.2	23.1
	807.8	754.1
Property and equipment:
Land	76.4	75.5
Buildings and improvements	1,394.6	1,377.0
Equipment	852.0	840.9
Construction in progress (estimated cost to complete and equip after March 31, 2010 is $55.4)	26.9	19.9
	2,349.9	2,313.3
Accumulated depreciation	(847.5)	(813.9)
	1,502.4	1,499.4
Deferred loan costs, net	25.0	23.0
Intangible assets, net	75.1	68.6
Other	5.0	5.2
Goodwill	1,524.3	1,523.0
Total assets	$3,939.6	$3,873.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78.6	$77.3
Accrued salaries	68.7	81.8
Other current liabilities	119.7	108.1
Current maturities of long-term debt	1.0	1.0
	268.0	268.2
Long-term debt	1,404.0	1,398.8
Deferred income tax liabilities	175.3	176.9
Reserves for self-insurance claims and other liabilities	137.4	135.3
Long-term income tax liability	55.7	51.3
Total liabilities	2,040.4	2,030.5
Redeemable noncontrolling interests	16.7	12.0
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 61,028,682 and 60,262,399 shares issued at March 31, 2010 and December 31, 2009, respectively	0.6	0.6
Capital in excess of par value	1,261.3	1,246.4
Accumulated other comprehensive loss	(14.9)	(17.4)
Retained earnings	791.4	748.5
Common stock in treasury, at cost, 5,755,461 and 5,476,930 shares at March 31, 2010 and December 31, 2009, respectively	(159.4)	(150.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,879.0	1,827.7
Noncontrolling interests	3.5	3.1
Total equity	1,882.5	1,830.8
Total liabilities and equity	$3,939.6	$3,873.3

(a)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Dollars in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$43.8	$39.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	1.1
Stock-based compensation	5.8	5.9
Depreciation and amortization	36.1	35.1
Amortization of physician minimum revenue guarantees	3.9	3.1
Amortization of convertible debt discounts	5.5	5.1
Amortization of deferred loan costs	2.4	1.9
Deferred income tax benefit	(4.1)	(6.0)
Reserves for self-insurance claims, net of payments	4.1	5.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(24.7)	(21.4)
Inventories and other current assets	(0.4)	0.3
Accounts payable and accrued expenses	(19.0)	(8.8)
Income taxes payable/receivable	29.6	31.2
Other	0.1	(0.2)
Net cash provided by operating activities – continuing operations	83.5	91.9
Net cash used in operating activities – discontinued operations	(0.2)	(1.5)
Net cash provided by operating activities	83.3	90.4
Cash flows from investing activities:
Purchase of property and equipment	(34.0)	(43.1)
Acquisitions, net of cash acquired	(16.9)	(78.2)
Net cash used in investing activities	(50.9)	(121.3)
Cash flows from financing activities:
Repurchases of common stock	(9.0)	(1.6)
Payment of debt refinance costs	(4.4)	—
Proceeds from exercise of stock options	9.2	1.7
Proceeds from employee stock purchase plans	0.6	0.4
Distributions to noncontrolling interests	(0.5)	(0.4)
Proceeds from redeemable noncontrolling interests	4.2	—
Capital lease payments and other	(0.3)	(0.4)
Net cash used in financing activities	(0.2)	(0.3)
Change in cash and cash equivalents	32.2	(31.2)
Cash and cash equivalents at beginning of period	187.2	75.7
Cash and cash equivalents at end of period	$219.4	$44.5
Supplemental disclosure of cash flow information:
Interest payments	$13.3	$16.2
Capitalized interest	$0.1	$0.3
Income taxes paid, net	$1.1	$0.5

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2010
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders						Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock
	Shares	Amount
Balance at December 31, 2009(a)	54.8	$0.6	$1,246.4	$(17.4)	$748.5	$(150.4)	$3.1	$1,830.8
Comprehensive income:
Net income	—	—	—	—	42.9	—	0.9	43.8
Net change in fair value of interest rate swap, net of tax provision of $1.3	—	—	—	2.5	—	—	—	2.5
Total comprehensive income								46.3
Exercise of stock options, including tax benefits of stock-based awards and other	0.3	—	8.5	—	—	—	—	8.5
Stock activity in connection with employee stock purchase plan	—	—	0.6	—	—	—	—	0.6
Stock-based compensation	0.5	—	5.8	—	—	—	—	5.8
Repurchases of common stock, at cost	(0.3)	—	—	—	—	(9.0)	—	(9.0)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2010	55.3	$0.6	$1,261.3	$(14.9)	$791.4	$(159.4)	$3.5	$1,882.5

(a)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 1. Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At March 31, 2010, on a consolidated basis, the Company’s subsidiaries owned or leased 47 hospitals, serving non-urban communities in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $25.9 million and $26.4 million for the three months ended March 31, 2010 and 2009, respectively.

Note 2. Repurchases of Common Stock

In August 2009, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “Repurchase Plan”). The Repurchase Plan expires in January 2011 and the Company is not obligated to repurchase any specific number of shares. The Company repurchased approximately 0.2 million shares for an aggregate purchase price, including commissions, of approximately $5.2 million at an average purchase price of $32.84 per share under the Repurchase Plan for the three months ended March 31, 2010. These shares have been designated by the Company as treasury stock.

On March 16, 2010, the Company entered into a trading plan in accordance with United States Securities and Exchange Commission (the “SEC”) Rule 10b5-1 to facilitate repurchases of its common stock (the “Trading Plan”). The Trading Plan became effective on March 17, 2010 and expires on May 7, 2010 unless terminated earlier in accordance with its terms. Repurchases may occur pursuant to the Trading Plan until the Company has repurchased shares of common stock equal to $70.0 million. The Company does not retain or exercise any discretion over purchases of shares of common stock under the Trading Plan and the pre-planned trades can be executed at later dates as set forth in the Trading Plan while avoiding concerns about whether the Company is in possession of material nonpublic information when the shares of common stock are repurchased. Because the repurchases under the Trading Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the Trading Plan, or that there will be any repurchases thereunder.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 2. Repurchases of Common Stock  – (continued)

Additionally, the Company redeems shares from employees upon vesting of the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and the Amended and Restated Management Stock Purchase Plan (“MSPP”) stock awards for minimum statutory tax withholding purposes. The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the three months ended March 31, 2010 and 2009 for an aggregate price of approximately $3.8 million and $1.6 million at an average purchase price of $31.22 and $22.77 per share, respectively. These shares have been designated by the Company as treasury stock.

Note 3. Fair Values of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments”, the fair value of the Company’s financial instruments are further described below.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc. as administrative agent, and a syndicate of lenders (the “Credit Agreement”), 3½% Convertible Senior Subordinated Notes due May 15, 2014 (the “3½% Notes”) and 3¼% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3¼% Debentures”) were the only long-term debt instruments where the carrying amounts differed from their fair value as of March 31, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of March 31, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Term B Loans	$692.9	$692.9	$688.2	$673.8
3½% Notes, excluding unamortized discount	$575.0	$575.0	$576.4	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$219.0	$206.2

The fair values of the Company’s Term B Loans, 3½% Notes and 3¼% Debentures were based on the quoted prices at March 31, 2010 and December 31, 2009. Effective February 26, 2010, the Company amended its existing Credit Agreement, as further described in Note 6, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. The amendment, effective February 26, 2010, impacted the determination of fair value of the Company’s Term B Loans at March 31, 2010.

Interest Rate Swap

The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with ASC 815-10, “Derivatives and Hedging”, (“ASC 815-10”) based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 in accordance with ASC 815-10.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 3. Fair Values of Financial Instruments  – (continued)

The fair value of the Company’s interest rate swap at March 31, 2010 and December 31, 2009 reflects a liability of approximately $24.5 million and $28.3 million, respectively, and is included in reserves for self-insurance claims and other liabilities in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 6.

Note 4. Goodwill and Intangible Assets

Goodwill

ASC 350-10, “Intangibles — Goodwill and Other”, requires goodwill and intangible assets with indefinite lives to be tested at least annually for impairment and, if certain events or changes in circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent goodwill impairment testing as of October 1, 2009 and did not incur an impairment charge.

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$78.9	$77.5
Accumulated amortization	(29.8)	(26.4)
Net total	49.1	51.1
Non-competition agreements
Gross carrying amount	29.3	20.4
Accumulated amortization	(9.8)	(9.4)
Net total	19.5	11.0
Total amortized intangible assets
Gross carrying amount	108.2	97.9
Accumulated amortization	(39.6)	(35.8)
Net total	68.6	62.1
Indefinite-lived intangible assets:
Certificates of need	6.5	6.5
Total intangible assets:
Gross carrying amount	114.7	104.4
Accumulated amortization	(39.6)	(35.8)
Net total	$75.1	$68.6

Contract-Based Physician Minimum Revenue Guarantees

The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it serves. In

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 4. Goodwill and Intangible Assets  – (continued)

consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician to assist in establishing his or her practice.

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees”, (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of March 31, 2010 and December 31, 2009, the Company’s liability for contract-based physician minimum revenue guarantees was $16.7 million and $18.7 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements. During the three months ended March 31, 2010, the Company completed certain ancillary service-line acquisitions totaling $16.9 million, of which $8.9 million was attributable to non-competition agreements.

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

Note 5. Stock-Based Compensation

The Company issues stock options and other stock-based awards (nonvested stock, restricted stock units, and deferred stock units) to key employees and non-employee directors under its LTIP, MSPP and the Amended and Restated Outside Directors Stock and Incentive Compensation Plans (“ODSICP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation” (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes stock-based compensation expense based on the estimated grant date fair value of each stock-based award.

Stock Options

The Company estimated the fair value of stock options granted during the three months ended March 31, 2010 and 2009 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 1,231,750 and 783,800 shares of the Company’s common stock to certain key employees under the LTIP during the three months ended March 31, 2010 and 2009, respectively. The stock options that were granted during the three months ended March 31, 2010 and 2009 vest 33.3% on each grant anniversary date over three years of continued employment.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 5. Stock-Based Compensation  – (continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected volatility	40.0%	40.0%
Risk free interest rate (range)	0.06% – 3.69%	0.22% – 2.87%
Expected dividends	—	—
Average expected term (years)	5.4	5.4
Fair value per share of stock options granted	$11.22	$7.66

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $2.5 million. The Company received $9.2 million and $1.7 million in cash from stock option exercises during the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.1 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $17.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to five years.

During the three months ended March 31, 2010 and 2009, the Company granted 447,372 and 765,906 shares, respectively, of other stock-based awards under its LTIP and MSPP plans to certain key employees. Of the 447,372 other stock-based awards granted during the three months ended March 31, 2010, 341,122 cliff-vest three years from the grant date and 106,250 ratably vest over the three year period from the grant date. Of the 765,906 nonvested shares granted during the three months ended March 31, 2009, 358,406 ratably vest over the three year period from the grant date; 307,500 cliff-vest three years from the grant date; 50,000 cliff-vest four years from the grant date; and 50,000 cliff-vest five years from the grant date. The weighted average fair market value at the date of grant of the 447,372 and 765,906 shares of nonvested stock awards was $30.13 and $20.80 per share, respectively.

Of the other stock-based awards granted under the LTIP during the three months ended March 31, 2010 and 2009, 310,500 and 307,500 shares, respectively, are performance-based. In addition to requiring continuing service of an employee, the vesting of these other stock-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. Under the LTIP, if these goals are achieved, the other stock-based awards will cliff-vest three years after the grant date. The fair value for each of these other stock-based awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. The financial goals for the performance-based shares granted during the years ended December 31, 2009, 2008 and 2007 were certified as met by the Compensation Committee of the Company’s Board of Directors on February 23, 2010 based on the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 5. Stock-Based Compensation  – (continued)

Company’s performance for the year ended December 31, 2009. If the performance goals are not met for the performance-based awards granted during the three months ended March 31, 2010, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

As of March 31, 2010, there was $22.0 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP and MSPP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

Summary

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Other stock-based awards	$3.8	$4.0
Stock options	2.0	1.9
Total stock-based compensation expense	$5.8	$5.9
Tax benefits on stock-based compensation expense	$2.3	$2.5

The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2010 or 2009. As of March 31, 2010, there was $39.2 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

Note 6. Long-Term Debt

Credit Agreement

Effective February 26, 2010, the Company amended its existing Credit Agreement. The amendment extends the maturity date of $443.7 million of the Company’s $692.9 million outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of capacity available under the Company’s revolving loans (the “Revolving Loans”) from April 15, 2010 to December 15, 2012. The maturity date for the extended portion of the Term B Loans is contingent upon the refinancing of the Company’s outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event the Company does not refinance its 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For consideration of the extension in maturity dates, the amendment increases the applicable interest rates from an adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a margin of 1.625% to an Adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans. Additionally, the amendment increases the applicable interest rates from an Adjusted LIBOR plus a margin of 1.750% to an Adjusted LIBOR plus a margin of 2.750% for outstanding Revolving Loans, subject to adjustment for changes in the Company’s maximum total leverage ratio calculations. Additionally, the amendment increases the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625%. The remaining $249.2 million outstanding under the Company’s Term B Loans that were not extended retain their original maturity dates and interest rates.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 6. Long-Term Debt  – (continued)

Interest Rate Swap

The Company has an interest rate swap agreement with Citibank, N.A. (“Citibank”) as counterparty that matures on May 30, 2011. The interest rate swap agreement requires the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its Credit Agreement. The following table provides information regarding the notional amounts in effect for the indicated date ranges for the Company’s interest rate swap agreement:

Date Range	Notional Amount (In millions)
November 28, 2008 to November 30, 2009	$600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. ASC 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments for the three months ended March 31, 2010 and 2009 and determined the hedge to be effective.

As of March 31, 2010 and December 31, 2009, the fair value and line item caption of the Company’s interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Reserves for self-insurance claims and other liabilities	$24.5	$28.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 6. Long-Term Debt  – (continued)

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three months ended March 31, 2010 and 2009 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)		Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,
	2010	2009		2010	2009
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$3.8	$2.0	Interest expense, net	$—	$—

Since the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model that involves a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflects the contractual terms of the interest rate swap agreement, including the period to maturity, and uses observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. The observable market three-month LIBOR forward interest rates used are as follows:

Settlement Date	Three-month LIBOR Forward Interest Rates
May 28, 2010	0.26890%
August 31, 2010	0.35107
November 30, 2010	0.52151
February 28, 2011	0.80315
May 30, 2011	1.14761

In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”

Note 7. Discontinued Operations

Effective May 1, 2009, the Company sold Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, for $13.7 million, including working capital. Additionally, effective July 1, 2009, the Company sold Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana, for $6.3 million, including working capital.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 7. Discontinued Operations  – (continued)

The results of operations, net of income taxes, of Opelousas and Starke, as well as the Company’s other previously disposed facilities, are reflected in the accompanying condensed consolidated financial statements as discontinued operations in accordance with ASC 360-10, “Property, Plant, and Equipment.”

Interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million for the three month period ended March 31, 2009. There were no allocations of interest expense to discontinued operations for the three months ended March 31, 2010.

The revenues, loss before income taxes, and net loss of discontinued operations for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues	$(0.4)	$10.8
Loss before income tax benefits	$(0.6)	$(1.7)
Net loss	$(0.4)	$(1.1)

Note 8. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$44.2	$40.1
Less: Net income attributable to noncontrolling interests	(0.9)	(0.6)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	43.3	39.5
Loss from discontinued operations, net of income taxes	(0.4)	(1.1)
Net income attributable to LifePoint Hospitals, Inc.	$42.9	$38.4
Denominator:
Weighted average shares outstanding – basic	53.2	52.2
Effect of dilutive securities: stock options and other stock-based awards	1.3	0.9
Weighted average shares outstanding – diluted	54.5	53.1
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.82	$0.76
Discontinued operations	(0.01)	(0.02)
Net income	$0.81	$0.74
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.80	$0.74
Discontinued operations	(0.01)	(0.02)
Net income	$0.79	$0.72

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 8. Earnings (Loss) Per Share  – (continued)

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impacts of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2010 and 2009.

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

In May 2009, the Company’s hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. The Company believes that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $51.4 million at March 31, 2010. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $16.7 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 9. Contingencies  – (continued)

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and is restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $26.9 million in uncompleted projects as of March 31, 2010, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2010, the Company had projects under construction with an estimated cost to complete and equip of approximately $55.4 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

Note 10. Subsequent Event

In accordance with the provisions of ASC 855-10, “Subsequent Events”, the Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the Company’s consolidated financial statements.

On March 31, 2009, the Company entered into an agreement to lease and operate Clark Regional Medical Center (“Clark”), a 100 bed hospital located in Winchester, Kentucky, and acquire certain assets of Clark in connection therewith. The transaction is anticipated to be effective May 1, 2010, subject to customary closing conditions. The Company also has committed to invest approximately $66.0 million to build and equip a new hospital to replace the current hospital facility. The Company anticipates opening the new hospital approximately 18 to 24 months after construction begins.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Additionally, unless the context indicated otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; collection of accounts receivable; existing and future debt and equity structure; compliance with debt covenants; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations; the impact of national healthcare reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; future capital expenditures, including capital expenditures related to information systems; the impact of changes in our critical accounting estimates; claims and legal actions relating to professional liabilities, governmental investigations and other matters; the impact and applicability of new accounting standards; and physician recruiting and retention, including trends in physician employment.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “seek,” “anticipate,” “intend,” “target,” “continue” or similar expressions. You should not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors of our 2009 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors of this report. Any factor described in our 2009 Annual Report on Form 10-K and in this report could by itself, or together with one or more factors, adversely affect our business, results of operations or financial condition. There may be factors not described in our 2009 Annual Report on Form 10-K or this report that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals in non-urban communities in the United States. At March 31, 2010, we owned or leased through our subsidiaries 47 hospitals, having a total of 5,555 licensed beds, and serving communities in 17 states. Seven of our hospitals are owned by third parties and leased by our subsidiaries.

We generate revenues primarily through hospital services offered at our facilities. We generated $786.2 million and $735.5 million in revenues from continuing operations during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, we derived 40.9% and 41.1%, respectively, of our revenues from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Two of our facilities, Havasu Regional Medical Center and Western Plains Medical Complex, have physician ownership and are subject to the ownership and expansion restrictions contained in the Acts. Because a majority of the measures contained in the Acts do not take effect until 2013 and 2014, it is difficult to predict the impact the Acts will have on our facilities. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, revised significantly based on cost containment and policy considerations. On April 19, 2010, the Centers for Medicare and Medicaid Services (“CMS”) issued its hospital inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2011, which begins on October 1, 2010. Among other things, the proposed rule would provide for a market basket increase of 2.4% in FFY 2011 for hospitals that successfully report the 2011 quality measures included in the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program and an increase of 0.4% for hospitals that do not. It would also increase the outlier threshold and add 45 new patient care quality measures, 10 of which our hospitals would be required to report to in order to receive the full market basket increase in FFY 2012. In addition to the RHQDAPU program, the proposed rule would also, as required by Transitional Medical Assistance (“TMA”), Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), reduce IPPS payment rates by 2.9% in FFY 2011 to account for the increase in spending that CMS believes is a result solely of changes in hospital coding and discharge classification practices that occurred in connection with the implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system. Although CMS did not specify any additional reductions for FFY 2012, it indicated that the 2.9% reduction in FFY 2011 would only recover half of the increase in spending that is required to be recouped under the TMA Act and that it would need to make additional IPPS payment reductions in the future. Overall, CMS anticipates that the payment changes in the proposed IPPS rule would decrease Medicare payments to acute care hospitals by 0.1% in FFY 2011. In addition, the Acts implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and October 1, 2010 and a 0.25% reduction to hospital outpatient rates retroactive to January 1, 2010, and CMS has indicated that those provisions will be handled through a separate rule.

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

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2009 and throughout the first quarter of 2010, we continued to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. During 2009, we centralized at our corporate office many of the recruiting functions and efforts that have in the past been performed by vendors on a contract basis.

The quality of healthcare services provided at our hospitals (and the perceived quality of such services) is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the CMS core measure scores ascribed to our hospitals is impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems scores, an important measure of patients’ perspectives of hospital care. We are committed to further improve our scores at our hospitals through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.

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

Additional Growth

Our proposed transaction to lease and operate Clark and commitment to build and equip a new hospital to replace the current hospital facility is consistent with our stated goal of seeking to identify and acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first quarter of 2010 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased amount of copayments and deductibles to be made by patients instead of insurers.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information excludes the results of our hospitals that have been disposed.

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

Operating Results Summary

The following table presents summaries of results of operations for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$786.2	100.0%	$735.5	100.0%
Salaries and benefits	303.3	38.6	286.5	38.9
Supplies	108.4	13.8	99.6	13.5
Other operating expenses	140.4	17.8	132.7	18.1
Provision for doubtful accounts	102.1	13.0	90.2	12.3
Depreciation and amortization	36.1	4.6	35.1	4.8
Interest expense, net	25.1	3.2	25.8	3.5
	715.4	91.0	669.9	91.1
Income from continuing operations before income taxes	70.8	9.0	65.6	8.9
Provision for income taxes	26.6	3.4	25.5	3.4
Income from continuing operations	44.2	5.6	40.1	5.5
Less: Net income attributable to noncontrolling interests	(0.9)	(0.1)	(0.6)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$43.3	5.5%	$39.5	5.4%

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues (dollars in millions)	$786.2	$735.5	$50.7	6.9%
Admissions	49,292	49,519	(227)	(0.5)
Equivalent admissions	100,704	98,394	2,310	2.3
Revenues per equivalent admission	$7,807	$7,475	$332	4.4
Medicare case mix index	1.32	1.29	0.03	2.3
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	13,542	13,818	(276)	(2.0)
Outpatient surgeries	36,956	36,559	397	1.1
Emergency room visits	222,032	226,688	(4,656)	(2.1)
Outpatient factor	2.04	1.99	0.05	2.5

The following table shows the sources of our revenues by payor for the three months ended March 31, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended March 31,
	2010	2009
Medicare	30.6%	30.9%
Medicaid	10.3	10.2
HMOs, PPOs and other private insurers	42.3	43.9
Self-Pay	13.7	12.3
Other	3.1	2.7
	100.0%	100.0%

Revenues for the three months ended March 31, 2010 were $786.2 million, an increase of $50.7 million, or 6.9%, over the same period last year. Admissions for the three months ended March 31, 2010 declined slightly by 0.5% to 49,292 compared to 49,519 in the same period last year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.

Despite our declining inpatient admissions, equivalent admissions for the three months ended March 31, 2010 increased by 2.3% to 100,704 compared to 98,394 in the same period last year. The equivalent admissions improvement is primarily a result of increases in outpatient revenues in radiology, including CTs, MRIs and mammography procedures, increased utilization of our laboratory testing services and increases in our other higher reimbursement outpatient diagnostic services, including cardiac catheterizations. These increases contributed to an increase in our outpatient factor to 2.04 compared to 1.99 in the same period last year. Our revenues per equivalent admission increased 4.4% to $7,807 during the three months ended March 31, 2010 as compared to $7,475 for the same period last year. Similarly, these increases are the result of increases in our higher reimbursement outpatient diagnostic services. Additionally, we have experienced a slight increase in the average acuity of our services provided, as evidenced by a 2.3% increase in our Medicare case mix index to 1.32 as compared to 1.29 in the same period last year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits (dollars in millions)	$303.3	38.6%	$286.5	38.9%	$16.8	5.9%
Man-hours per equivalent admission	93.0	N/A	90.5	N/A	2.5	2.8%
Salaries and benefits per equivalent admission	$3,022	N/A	$2,891	N/A	$131	4.5%

For the three months ended March 31, 2010, our salaries and benefits expense increased by $16.8 million to $303.3 million, or 5.9%, as compared to $286.5 million for the same period last year primarily as a result of the impact of an increasing number of employed physicians and their related support staff and higher employee medical benefit expenses.

The number of our employed physicians, including hospitalists, increased by 53 to 302 from 249 from the same period last year and the number of employed physicians and their related support staff increased by 171 to 909 from 738 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $6.5 million in our salaries and benefits expense for the three months ended March 31, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Supplies (dollars in millions)	$108.4	13.8%	$99.6	13.5%	$8.8	8.8%
Supplies per equivalent admission	$1,077	N/A	$1,009	N/A	$68	6.7%

For the three months ended March 31, 2010, our supplies expense increased to $108.4 million, or 8.8%, as compared to $99.6 million for the same period last year. Our supplies per equivalent admission increased 6.7% to $1,077 as compared to $1,009 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$19.3	2.4%	$16.6	2.3%	$2.7	15.9%
Utilities	12.6	1.6	12.8	1.7	(0.2)	(1.2)
Repairs and maintenance	17.0	2.2	15.6	2.1	1.4	8.9
Rents and leases	6.6	0.8	7.3	1.0	(0.7)	(9.5)
Insurance	12.0	1.5	12.1	1.6	(0.1)	(0.6)
Physician recruiting	6.0	0.8	6.3	0.9	(0.3)	(5.4)
Contract services	37.2	4.7	35.5	4.8	1.7	4.8
Non-income taxes	12.2	1.6	10.4	1.4	1.8	17.6
Other	17.5	2.2	16.1	2.3	1.4	8.3
	$140.4	17.8%	$132.7	18.1%	$7.7	5.8%

For the three months ended March 31, 2010, our other operating expenses increased to $140.4 million, or 5.8%, as compared to $132.7 million for the same period last year. The $7.7 million increase in other operating expenses for the three months ended March 31, 2010, was primarily the result of increases in professional fees, contract services and non-income taxes.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology, emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our contract services expense increased primarily as a result of increased accounts receivable collection fees, transcription fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.

Finally, our non-income taxes increased primarily as a result of increases in property taxes and indigent care taxes experienced at certain hospitals in various states.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,				Increase (Decrease)	% Increase (Decrease)
	2010	% of Revenues	2009	% of Revenues
Provision for doubtful accounts (dollars in millions)	$102.1	13.0%	$90.2	12.3%	$11.9	13.2%
Related key indicators:
Charity care write-offs (dollars in millions)	$13.9	1.8%	$12.4	1.7%	$1.5	12.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$107.4	13.7%	$90.8	12.3%	$16.6	18.3%
Net revenue days outstanding (at end of period)	40.0	—	41.5	—	(1.5)	(3.6%)

Our provision for doubtful accounts increased by $11.9 million, or 13.2%, to $102.1 million for the three months ended March 31, 2010, as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended March 31, 2010. Self-pay revenues increased $16.6 million over the same period last year and represents 13.7% of revenues as compared to 12.3% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended March 31, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2009 Annual Report on Form 10-K.

Depreciation and Amortization

For the three months ended March 31, 2010, our depreciation and amortization expense increased to $36.1 million, or 2.7%, as compared to $35.1 million for the same period last year. Our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during 2009.

Interest Expense

Our interest expense decreased by $0.7 million, or 2.5%, to $25.1 million, for the three months ended March 31, 2010, as compared to $25.8 million for the same period last year. The decrease in interest expense for the three months ended March 31, 2010, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B Loans. Additionally, as the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower for the three months ended March 31, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $26.6 million, or 3.4% of revenues for the three months ended March 31, 2010, as compared to $25.5 million, or 3.4% of revenues for the same period last year. The effective tax rate decreased to 38.0% for the three months ended March 31, 2010 compared to 39.2% for the same period last year. The decrease in the effective tax rate to 38.0% was primarily the result of a decrease in interest expense related to our long-term income tax liability in accordance with ASC 740-10, “Income Taxes”, the recognition of interest income for tax refunds due from the IRS related to closure of the IRS examination of our 1999 through 2003 tax returns, and a lower projected state effective tax rate for the three months ended March 31, 2010 compared to the same period last year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Net cash flows provided by continuing operations	$83.5	$91.9
Less: Purchase of property and equipment	(34.0)	(43.1)
Free operating cash flow	49.5	48.8
Acquisitions, net of cash acquired	(16.9)	(78.2)
Proceeds from exercise of stock options	9.2	1.7
Repurchases of common stock	(9.0)	(1.6)
Other	(0.4)	(0.4)
Cash flows from operations used in discontinued operations	(0.2)	(1.5)
Net change in cash and cash equivalents	$32.2	$(31.2)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows provided by continuing operating activities during the three months ended March 31, 2010 were negatively impacted primarily by the timing of payments for salaries and benefits as compared to the same period last year.

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

The following table reflects our capital expenditures for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Capital projects	$18.3	$29.3
Routine	7.4	11.5
Information systems	8.3	2.3
	$34.0	$43.1
Depreciation expense	$35.6	$34.8
Ratio of capital expenditures to depreciation expense	95.5%	123.9%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During 2010, we anticipate a significant increase in our spending related to information systems as the result of various initiatives, including the Health Information Technology for Economic and Clinical Health Act, which is part of the American Recovery and Reinvestment Act of 2009.

Debt

An analysis and roll-forward of our long-term debt, including current portion, for the three months ended March 31, 2010 is as follows (in millions):

	December 31, 2009	Payments of Borrowings	Amortization of Convertible Debt Discounts	March 31, 2010
Senior Secured Credit Facilities:
Term B Loans	$692.9	$—	$—	$692.9
Revolving Loans	—	—	—	—
Province 7½% Senior Subordinated Notes	6.1	—	—	6.1
3¼% Debentures	225.0	—	—	225.0
3½% Notes	575.0	—	—	575.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(102.4)	—	5.5	(96.9)
Capital leases	3.2	(0.3)	—	2.9
	$1,399.8	$(0.3)	$5.5	$1,405.0

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt as of March 31, 2010 and December 31, 2009 (dollars in millions):

	March 31, 2010	December 31, 2009	Increase (Decrease)
Current portion of long-term debt	$1.0	$1.0	$—
Long-term debt	1,404.0	1,398.8	5.2
Unamortized discounts of convertible debt instruments	96.9	102.4	(5.5)
Total debt, excluding unamortized discounts of convertible debt instruments	1,501.9	1,502.2	(0.3)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,879.0	1,827.7	51.3
Total capitalization	$3,380.9	$3,329.9	$51.0
Total debt to total capitalization	44.4%	45.1%	(70 bps)
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	53.9%	53.9%
Variable rate debt(a)	46.1	46.1
	100.0%	100.0%
Percentage of:
Senior debt	46.3%	46.3%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	53.7	53.7
	100.0%	100.0%

(a)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of March 31, 2010 and December 31, 2009. Please refer to Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources

Credit Agreement

Effective February 26, 2010, we amended our existing Credit Agreement. The amendment extends the maturity date of $443.7 million of our $692.9 million outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of capacity available under our Revolving Loans from April 15, 2010 to December 15, 2012. The maturity date for the extended portion of the Term B Loans is contingent upon refinancing our outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event we do not refinance our 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For consideration of the extension in maturity dates, the amendment increases the applicable interest rates from an Adjusted LIBOR plus a margin of 1.625% to an Adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans and from an Adjusted LIBOR plus a margin of 1.750% to an Adjusted LIBOR plus a margin of 2.750% for outstanding Revolving Loans. Additionally, the amendment increases the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625%. The remaining $249.2 million outstanding under our Term B Loans that were not extended retain their original maturity dates and interest rates.

Terms

Our Credit Agreement, as amended, through March 31, 2010 provided for secured term A loans up to $250.0 million (the “Term A Loans”), Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million. In addition, through March 31, 2010, the Credit Agreement provided that we may request additional tranches of Term B Loans up to $400.0 million and additional tranches of Revolving Loans up to $100.0 million, subject to lender approval. Effective April 15, 2010, our Term A Loans and $100.0 million additional tranche of Revolving Loans matured unused.

Assuming we do not refinance our 3½% Notes, our Term B Loans mature on February 13, 2014 with repayments dates and amounts as follows (dollars in millions):

June 30, 2011	$54.4
September 30, 2011	65.4
December 31, 2011	65.4
April 15, 2012	64.0
February 13, 2014	443.7
$692.9

Additionally, Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. The Revolving Loans mature on December 15, 2012 and the Term A Loans matured on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.

Letters of Credit and Availability

As of March 31, 2010, we had $37.4 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $412.6 million as of March 31, 2010, including the $100.0 million available under the additional tranche. Under the terms of the Credit Agreement, the amount of Term A Loans and Term B Loans available for borrowing was $250.0 million and $400.0 million, respectively, as of March 31, 2010, all of which is available under the additional tranches. Effective as of April 16, 2010, Revolving Loans and Term B Loans available for borrowing were $312.6 and $400.0 million, respectively, including the additional tranches available under the Term B Loans. There are no amounts available for borrowing under the matured Term A Loans.

Interest Rates

Interest on the outstanding balances of the Term B Loans is payable at an Adjusted LIBOR plus a margin of 1.625% and Adjusted LIBOR plus a margin of 2.750% for $249.2 million and $443.7 million, respectively, of the outstanding portion of our Term B Loans. Interest on the Revolving Loans is payable at an Adjusted LIBOR plus a margin for eurodollar Revolving Loans. The margin on ABR Revolving Loans ranges from 1.00% to 1.75% based on the total leverage ratio being less than 2.00:1.00 to greater than 3.50:1.00. The margin on the eurodollar Revolving Loans ranges from 2.00% to 2.75% based on the total leverage ratio being less than 2.00:1.00 to greater than 3.50:1.00.

As of March 31, 2010, the applicable weighted average annual interest rate under the Term B Loans was 2.61%, which was based on the 90-day Adjusted LIBOR plus the applicable margins. The 90-day Adjusted LIBOR was 0.26% at March 31, 2010. The weighted-average applicable annual interest rate for the three months ended March 31, 2010 under the Term B Loans was 2.14%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the periods ending on March 31, 2010 through December 31, 2010 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of revenues for all years ending after December 31, 2006.

The financial covenant requirements and ratios are as follows:

	Requirement	Level at March 31, 2010
Minimum Interest Coverage Ratio	3.50:1.00	6.81
Maximum Total Leverage Ratio	4.00:1.00	3.01

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

Interest Rate Swap

We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10 based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures in 2010 to be consistent with capital expenditures incurred in 2009. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and are restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2010, we had projects under construction with an estimated additional cost to complete and equip of approximately $55.4 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.

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

On March 31, 2009, we entered into an agreement to lease and operate Clark and acquire certain assets of Clark in connection therewith. The transaction is anticipated to be effective May 1, 2010, subject to customary closing conditions. We have also committed to invest approximately $66.0 million to build and equip a new hospital to replace the current hospital facility. We anticipate opening the new hospital approximately 18 to 24 months after construction begins.

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

Effective February 26, 2010, we amended our existing Credit Agreement and extended the maturity date and increased the applicable interest rate for a portion of our Term B Loans. The following is an update of our contractual obligations at March 31, 2010 for our long-term debt obligations, reflecting the February 26, 2010 Credit Agreement amendment (in millions):

	Payment Due by Period
Contractual Obligations	Total	April 1, 2010 to December 31, 2010	2011 – 2012	2013 – 2014	After 2014
Long-term debt obligations(a)	$1,777.3	$44.8	$340.9	$1,086.2	$305.4

(a)	Included in our long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. We used the 1.885% and 3.010% effective interest rates at March 31, 2010 for our $249.2 million and $443.7 million, respectively, outstanding Term B Loans to estimate interest payments on these variable rate debt instruments. The maturity date for the extended portion of the $443.7 million Term B Loans is contingent upon refinancing our outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event we do not refinance our 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For purposes of the above table, we assumed that we would not refinance our 3½% Notes beyond their current maturity date and that the extended $443.7 million Term B Loans would mature on February 13, 2014. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of March 31, 2010 of 2.519% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025.

Except for the amendment to our Credit Agreement, there were no other material changes in our contractual obligations presented in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $37.4 million as of March 31, 2010, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.

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

Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009 and continue to include the following areas:

•	Revenue recognition/Allowance for contractual discounts;
•	Allowance for doubtful accounts and provision for doubtful accounts;
•	Goodwill impairment analysis;
•	Reserves for self-insurance claims;
•	Accounting for stock-based compensation; and
•	Accounting for income taxes.

Contingencies

Please refer to Note 9 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;
•	Physician commitments; and
•	Capital expenditure commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $450.0 million at March 31, 2010 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of March 31, 2010, we had outstanding debt, excluding $96.9 million of unamortized discounts on our convertible debt instruments, of $1,501.9 million, 46.1%, or $692.9 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of March 31, 2010.

Our Term B Loans, 3½% Notes and 3¼% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of March 31, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of March 31, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Term B Loans	$692.9	$692.9	$688.2	$673.8
3½% Notes, excluding unamortized discounts	$575.0	$575.0	$576.4	$536.2
3¼% Debentures, excluding unamortized discounts	$225.0	$225.0	$219.0	$206.2

The fair values of our Term B Loans, 3½% Notes and 3¼% Debentures were based on the quoted prices at March 31, 2010 and December 31, 2009. Effective February 26, 2010, we amended our existing Credit Agreement and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. The amendment, effective February 26, 2010, impacted the determination of fair value of our Term B Loans at March 31, 2010.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at March 31, 2010. As a result, the interest rate market risk implicit in these investments at March 31, 2010, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2009, our hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. We believe that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure.

Based on a review of the number of the kyphoplasty procedures performed at all of our hospitals, as part of its effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We are continuing to cooperate with the government’s investigation and is reviewing whether its hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Two of our facilities, Havasu Regional Medical Center and Western Plains Medical Complex, have physician ownership and are subject to the ownership and expansion restrictions contained in the Acts. Because a majority of the measures contained in the Acts do not take effect until 2013, it is difficult to predict the impact the Acts will have on our facilities. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Repurchase Plan expires in January 2011 and we are not obligated to repurchase any specific number of shares. We repurchased approximately 0.2 million shares for an aggregate purchase price, including commissions, of approximately $5.2 million at an average purchase price of $32.84 per share under the Repurchase Plan for the three months ended March 31, 2010. We have designated these shares as treasury stock.

Additionally, we redeem shares from employees upon vesting of LTIP and MSPP stock awards for minimum statutory tax withholding purposes. We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during the three months ended March 31, 2010 for an aggregate price of approximately $3.8 million at an average purchase price of $31.22 per share. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(In millions)
January 1, 2010 to January 31, 2010	4,261	$32.53	—	$100.0
February 1, 2010 to February 28, 2010	36,173	$30.85	—	$100.0
March 1, 2010 to March 31, 2010	238,097	$32.33	158,400	$94.8
Total	278,531	$32.14	158,400	$94.8

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.2	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as amended by the First Amendment dated May 13, 2008, Amendment No. 2 dated December 10, 2008, and the Amendment dated April 27, 2010 (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.3	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009 and the Amendment dated April 27, 2010 (incorporated by reference from Appendix D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, as amended by the Amendment dated April 27, 2010 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensation Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By: /s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 30, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).
3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.1	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.2	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as amended by the First Amendment dated May 13, 2008, Amendment No. 2 dated December 10, 2008, and the Amendment dated April 27, 2010 (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.3	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009 and the Amendment dated April 27, 2010 (incorporated by reference from Appendix D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, as amended by the Amendment dated April 27, 2010 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensation Plan or Arrangement