Form 10-Q
period 2010-06-30
LIFEPOINT HOSPITALS, INC.
filed 2010-08-02
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 26, 2010, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 54,226,185.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$790.6	$735.3	$1,576.8	$1,470.8

Salaries and benefits	307.0	292.7	610.3	579.2
Supplies	109.2	102.3	217.6	201.9
Other operating expenses	145.3	138.6	285.7	271.3
Provision for doubtful accounts	105.0	92.2	207.1	182.4
Depreciation and amortization	36.7	35.9	72.8	71.0
Interest expense, net	25.9	25.9	51.0	51.7
	729.1	687.6	1,444.5	1,357.5

Income from continuing operations before income taxes	61.5	47.7	132.3	113.3
Provision for income taxes	23.3	18.2	49.9	43.7
Income from continuing operations	38.2	29.5	82.4	69.6

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	0.1	(2.1)	(0.3)	(3.2)
Loss on sale of hospital	—	(0.6)	—	(0.6)
Income (loss) from discontinued operations	0.1	(2.7)	(0.3)	(3.8)

Net income	38.3	26.8	82.1	65.8
Less: Net income attributable to noncontrolling interests	(0.7)	(0.5)	(1.6)	(1.1)
Net income attributable to LifePoint Hospitals, Inc.	$37.6	$26.3	$80.5	$64.7

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.55	$1.52	$1.31
Discontinued operations	—	(0.05)	(0.01)	(0.08)
Net income	$0.71	$0.50	$1.51	$1.23

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.54	$1.48	$1.29
Discontinued operations	—	(0.05)	—	(0.08)
Net income	$0.69	$0.49	$1.48	$1.21

Weighted average shares and dilutive securities outstanding:
Basic	53.2	52.8	53.2	52.5
Diluted	54.4	53.6	54.5	53.3

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$37.5	$29.0	$80.8	$68.5
Loss from discontinued operations, net of income taxes	0.1	(2.7)	(0.3)	(3.8)
Net income	$37.6	$26.3	$80.5	$64.7

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30, 2010	December 31, 2009(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199.7	$187.2
Accounts receivable, less allowances for doubtful accounts of $463.6 and $433.2 at June 30, 2010 and December 31, 2009, respectively	356.8	325.2
Inventories	77.7	75.3
Prepaid expenses	16.4	12.0
Income taxes receivable	—	10.0
Deferred tax assets	131.2	121.3
Other current assets	21.4	23.1
	803.2	754.1

Property and equipment:
Land	76.4	75.5
Buildings and improvements	1,405.5	1,377.0
Equipment	874.5	840.9
Construction in progress (estimated cost to complete and equip after June 30, 2010 is $40.9)	34.5	19.9
	2,390.9	2,313.3
Accumulated depreciation	(879.1)	(813.9)
	1,511.8	1,499.4

Deferred loan costs, net	23.4	23.0
Intangible assets, net	74.6	68.6
Other	20.2	5.2
Goodwill	1,525.7	1,523.0
Total assets	$3,958.9	$3,873.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73.6	$77.3
Accrued salaries	77.3	81.8
Income taxes payable	31.0	—
Interest rate swap	18.5	—
Other current liabilities	102.8	108.1
Current maturities of long-term debt	55.4	1.0
	358.6	268.2

Long-term debt	1,355.8	1,398.8
Deferred income tax liabilities	169.3	176.9
Reserves for self-insurance claims and other liabilities	110.6	135.3
Long-term income tax liability	55.6	51.3
Total liabilities	2,049.9	2,030.5

Redeemable noncontrolling interests	16.4	12.0

Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 61,172,616 and 60,262,399 shares issued at June 30, 2010 and December 31, 2009, respectively	0.6	0.6
Capital in excess of par value	1,271.1	1,246.4
Accumulated other comprehensive loss	(11.0)	(17.4)
Retained earnings	829.0	748.5
Common stock in treasury, at cost, 6,964,157 and 5,476,930 shares at June 30, 2010 and December 31, 2009, respectively	(200.9)	(150.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,888.8	1,827.7
Noncontrolling interests	3.8	3.1
Total equity	1,892.6	1,830.8
Total liabilities and equity	$3,958.9	$3,873.3

(a)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Dollars in millions)

	Three Months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash flows from operating activities:
Net income	$38.3	$26.8	$82.1	$65.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.1)	2.7	0.3	3.8
Stock-based compensation	5.3	4.7	11.1	10.6
Depreciation and amortization	36.7	35.9	72.8	71.0
Amortization of physician minimum revenue guarantees	4.1	3.1	8.0	6.2
Amortization of convertible debt discounts	5.5	5.2	11.0	10.3
Amortization of deferred loan costs	1.6	1.8	4.0	3.7
Deferred income tax benefit	(12.6)	(4.7)	(16.7)	(10.7)
Reserves for self-insurance claims, net of payments	0.2	5.5	4.3	11.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(1.7)	6.0	(26.4)	(15.4)
Inventories and other current assets	(2.1)	(3.2)	(2.5)	(2.9)
Accounts payable and accrued expenses	(0.7)	3.1	(19.7)	(5.7)
Income taxes payable/receivable	10.1	(20.2)	39.7	11.0
Other	—	0.4	0.1	0.2
Net cash provided by operating activities — continuing operations	84.6	67.1	168.1	159.0
Net cash used in operating activities — discontinued operations	(0.5)	(1.4)	(0.7)	(2.9)
Net cash provided by operating activities	84.1	65.7	167.4	156.1

Cash flows from investing activities:
Purchase of property and equipment	(39.6)	(42.0)	(73.6)	(85.1)
Acquisitions, net of cash acquired	(25.8)	(1.5)	(42.7)	(79.7)
Proceeds from sale of business	—	3.9	—	3.9
Net cash used in investing activities – continuing operations	(65.4)	(39.6)	(116.3)	(160.9)
Net cash provided by investing activities – discontinued operations	—	10.4	—	10.4
Net cash used in investing activities	(65.4)	(29.2)	(116.3)	(150.5)

Cash flows from financing activities:
Payments on borrowings	—	(13.5)	—	(13.5)
Repurchases of common stock	(41.5)	(1.0)	(50.5)	(2.6)
Payment of debt financing costs	—	—	(4.4)	—
Proceeds from exercise of stock options	4.3	7.9	13.5	9.6
Proceeds from employee stock purchase plans	—	—	0.6	0.4
Distributions to noncontrolling interests	(0.4)	(0.3)	(0.9)	(0.7)
(Purchase of) proceeds from redeemable noncontrolling interests	(0.3)	(0.8)	3.9	(0.8)
Capital lease payments and other	(0.5)	(1.3)	(0.8)	(1.7)
Net cash used in financing activities	(38.4)	(9.0)	(38.6)	(9.3)

Change in cash and cash equivalents	(19.7)	27.5	12.5	(3.7)
Cash and cash equivalents at beginning of period	219.4	44.5	187.2	75.7
Cash and cash equivalents at end of period	$199.7	$72.0	$199.7	$72.0

Supplemental disclosure of cash flow information:
Interest payments	$21.4	$22.5	$34.7	$38.7
Capitalized interest	$0.2	$0.3	$0.3	$0.6
Income taxes paid, net	$25.7	$43.1	$26.8	$43.6

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2010
Unaudited
(Dollars in millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (loss)	Earnings	Stock	Interests	Total

Balance at December 31, 2009 (a)	54.8	$0.6	$1,246.4	$(17.4)	$748.5	$(150.4)	$3.1	$1,830.8
Comprehensive income:
Net income	—	—	—	—	80.5	—	1.6	82.1
Net change in fair value of interest rate swap, net of tax provision of $3.4	—	—	—	6.4	—	—	—	6.4
Total comprehensive income								88.5
Exercise of stock options, including tax benefits of stock-based awards and other	0.5	—	13.4	—	—	—	—	13.4
Stock activity in connection with employee stock purchase plan	—	—	0.6	—	—	—	—	0.6
Stock-based compensation	0.4	—	11.1	—	—	—	—	11.1
Repurchases of common stock, at cost	(1.5)	—	—	—	—	(50.5)	—	(50.5)
Cash distributions to noncontrolling interests	—	—	(0.4)	—	—	—	(0.9)	(1.3)
Balance at June 30, 2010	54.2	$0.6	$1,271.1	$(11.0)	$829.0	$(200.9)	$3.8	$1,892.6
 ____________
(a)	Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Unaudited

Note 1. Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At June 30, 2010, on a consolidated basis, the Company’s subsidiaries owned or leased 48 hospitals, serving non-urban communities in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $28.6 million and $24.7 million for the three months ended June 30, 2010 and 2009, respectively, and $54.5 million and $51.1 million for the six months ended June 30, 2010 and 2009, respectively.

Note 2. Repurchases of Common Stock

In August 2009, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “Repurchase Plan”). The Repurchase Plan expires in February 2011, and the Company is not obligated to repurchase any specific number of shares.  On March 16, 2010, the Company entered into a trading plan in accordance with the United States Securities and Exchange Commission (the “SEC”) Rule 10b5-1 to facilitate repurchases of its common stock (the “Trading Plan”).  The Trading Plan became effective on March 17, 2010 and expired on May 7, 2010.  There were no repurchases under the Trading Plan.  In connection with the Repurchase Plan, the Company repurchased approximately 1.1 million and 1.3 million shares for an aggregate purchase price, including commissions, of approximately $40.1 million and $45.3 million at an average purchase price of $34.33 and $34.15 per share, respectively, for the three and six months ended June 30, 2010. These shares have been designated by the Company as treasury stock.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock wards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and the Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the three months ended June 30, 2010 and 2009 for an aggregate price of approximately $1.4 million and $1.0 million, respectively, and 0.2 million shares of certain vested LTIP and MSPP shares during each of the six months ended June 30, 2010 and 2009 for an aggregate price of approximately $5.2 million and $2.6 million, respectively. These shares have been designated by the Company as treasury stock.

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

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc. as administrative agent, and a syndicate of lenders (the “Credit Agreement”), 3½% Convertible Senior Subordinated Notes due May 15, 2014 (the “3½% Notes”) and 3¼% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3¼% Debentures”) were the only long-term debt instruments where the carrying amounts differed from their fair value as of June 30, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Term B Loans	$692.9	$692.9	$662.9	$673.8
3½% Notes, excluding unamortized discount	$575.0	$575.0	$530.4	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$209.0	$206.2

The fair values of the Company’s Term B Loans, 3½% Notes and 3¼% Debentures were based on the quoted prices at June 30, 2010 and December 31, 2009.  Effective February 26, 2010, the Company amended its existing Credit Agreement, as further described in Note 7, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. This amendment impacted the determination of the fair value of the Company’s Term B Loans at June 30, 2010.

Interest Rate Swap

The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with ASC 815-10, “Derivatives and Hedging”, (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 in accordance with ASC 815-10.

The fair value of the Company’s interest rate swap at June 30, 2010 and December 31, 2009 reflects a liability of approximately $18.5 million and $28.3 million, respectively.  The interest rate swap is included as a current liability under the caption interest rate swap at June 30, 2010 and as a long-term liability included as a component of reserves for self-insurance claims and other liabilities at December 31, 2009 in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 7.

Note 4. Acquisitions

Effective May 1, 2010, the Company acquired Clark Regional Medical Center (“Clark”), a 100 bed hospital located in Winchester, Kentucky.  In connection with the acquisition of Clark, the Company entered into a lease agreement for the existing Clark hospital, the Company acquired certain operating assets and working capital for $10.1 million, of which $1.3 million has been allocated to goodwill.   Additionally, the Company has committed to spend an additional $60.0 million to build and equip a new hospital to replace the current hospital facility. The Company anticipates opening the replacement hospital approximately 18 to 24 months after construction begins.  The Company expects to begin construction during the fourth quarter of 2010. The results of operations of Clark are included in the Company’s results of operations beginning May 1, 2010.

The Company has entered into an agreement to purchase the assets of Sumner Regional Health Systems (“Sumner Systems”) for $145.0 million, plus net working capital.  Sumner Systems includes Sumner Regional Medical Center, a 155 bed hospital located in Gallatin, Tennessee, Trousdale Medical Center, a 25 bed hospital located in Hartsville, Tennessee and Riverview Regional Medical Center, a two campus hospital system with a combined 88 beds in Carthage, Tennessee.  In connection with the Company’s entry into the agreement to purchase the assets of Sumner Systems, the Company made an escrow deposit of approximately $15.4 million which is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2010.  The Company has committed to invest an additional $60.0 million in capital expenditures and improvements over the 10 year period following the closing of the Sumner Systems transaction.  The closing of the Sumner Systems transaction is subject to various closing conditions, and there can be no assurance when such conditions will be met, if at all.

Additionally, during the six months ended June 30, 2010, the Company completed certain ancillary service-line acquisitions, including physician practices, totaling $17.2 million, of which $8.9 million was allocated to non-competition agreements.

Note 5. Goodwill and Intangible Assets

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

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 (in millions):

	June 30,	December 31,
	2010	2009
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$82.4	$77.5
Accumulated amortization	(33.0)	(26.4)
Net total	49.4	51.1
Non-competition agreements
Gross carrying amount	29.3	20.4
Accumulated amortization	(10.6)	(9.4)
Net total	18.7	11.0
Total amortized intangible assets
Gross carrying amount	111.7	97.9
Accumulated amortization	(43.6)	(35.8)
Net total	68.1	62.1
Indefinite-lived intangible assets:
Certificates of need	6.5	6.5
Total intangible assets:
Gross carrying amount	118.2	104.4
Accumulated amortization	(43.6)	(35.8)
Net total	$74.6	$68.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees”, (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of June 30, 2010 and December 31, 2009, the Company’s liability for contract-based physician minimum revenue guarantees was $18.0 million and $18.7 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

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

Note 6. Stock-Based Compensation

The Company issues stock options and other stock-based awards (nonvested stock, restricted stock units, performance awards and deferred stock units) to key employees and non-employee directors under its LTIP, MSPP and the Amended and Restated Outside Directors Stock and Incentive Compensation Plan (“ODSICP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation” (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes stock-based compensation expense based on the estimated grant date fair value of each stock-based award.

Stock Options

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2010 and 2009 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 1,241,313 and 874,725 shares of the Company’s common stock to certain key employees under the LTIP during the six months ended June 30, 2010 and 2009, respectively. The stock options that were granted during the six months ended June 30, 2010 and 2009 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Expected volatility	40.0%	40.2%
Risk free interest rate (range)	0.06% - 3.69%	0.10% - 2.92%
Expected dividends	—	—
Average expected term (years)	5.4	5.4
Fair value per share of stock options granted	$11.23	$7.92

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $1.4 million and $7.9 million, respectively. The Company received $4.3 million and $7.9 million during the three months ended June 30, 2010 and 2009, respectively, and $13.5 million and $9.6 million during the six months ended June 30, 2010 and 2009, respectively, in cash from stock option exercises. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.3 million and $3.2 million during the three and six months ended June 30, 2009, respectively.  There was a nominal amount of tax benefit realized for the tax deductions from stock option exercises during the three and six months ended June 30, 2010.

As of June 30, 2010, there was $15.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to five years.

During the six months ended June 30, 2010 and 2009, the Company granted 481,347 and 830,668 shares, respectively, of other stock-based awards under its LTIP, MSPP and ODSICP plans to certain key employees and non-employee directors. Of the 481,347 other stock-based awards granted during the six months ended June 30, 2010, 347,622 cliff-vest three years from the grant date, 106,250 ratably vest over the three year period from the grant date and 27,475 cliff-vest six months and one day from the grant date. Of the 830,668 nonvested shares granted during the six months ended June 30, 2009, 358,406 ratably vest over the three year period from the grant date; 337,500 cliff-vest three years from the grant date; 50,000 cliff-vest four years from the grant date; 50,000 cliff-vest five years from the grant date; and 34,762 cliff-vested six months and one day from the grant date. The weighted average fair market value at the date of grant of the 481,347 and 830,668 shares of nonvested stock awards was $30.43 and $21.31 per share, respectively.

Of the other stock-based awards granted under the LTIP during the six months ended June 30, 2010, 317,000 shares are performance-based. In addition to requiring continuing service of an employee, the vesting of these other stock-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. Under the LTIP, if these goals are achieved, the other stock-based awards will cliff-vest three years after the grant date. Of the other stock-based awards granted under the LTIP during the six months ended June 30, 2009, 307,500 were performance-based.  The performance criteria for these awards have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and contain three year cliff-vesting after the grant date provisions.  The fair value for each of these other stock-based awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the six months ended June 30, 2010, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the aforementioned vesting requirements, the nonvested stock awards and performance-based awards granted under the LTIP become fully vested upon the death or disability of the participant.  Additionally, in the event of termination without cause of a participant, the nonvested stock awards and performance-based awards otherwise subject to cliff-vesting become vested in a percentage equal to the number of full months of continuous employment following the date of grant through the date of termination divided by the total number of months in the vesting period, and in the case of performance-based awards, only in the event that the performance goals are attained.

As of June 30, 2010, there was $20.4 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, MSPP and ODSICP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

Summary

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other stock-based awards	$3.1	$3.2	$6.9	$7.2
Stock options	2.2	1.5	4.2	3.4
Total stock-based compensation expense	$5.3	$4.7	$11.1	$10.6
Tax benefit on stock-based compensation expense	$2.1	$2.1	$4.4	$4.6

The Company did not capitalize any stock-based compensation cost during the three month and six months ended June 30, 2010 or 2009. As of June 30, 2010, there was $35.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

Note 7. Long-Term Debt

Credit Agreement

Effective February 26, 2010, the Company amended its existing Credit Agreement. The amendment extends the maturity date of $443.7 million of the Company’s $692.9 million outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of capacity available under the Company’s revolving loans (the “Revolving Loans”) from April 15, 2010 to December 15, 2012. The maturity date for the extended portion of the Term B Loans is contingent upon the refinancing of the Company’s outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event the Company does not refinance its 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For consideration of the extension in maturity dates, the amendment increases the applicable interest rates from an adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a margin of 1.625% to an Adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans. Additionally, the amendment increases the applicable interest rates from an Adjusted LIBOR plus a margin of 1.750% to an Adjusted LIBOR plus a margin of 2.750% for outstanding Revolving Loans, subject to adjustment for changes in the Company’s maximum total leverage ratio calculations. Furthermore, the amendment increases the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625%. The remaining $249.2 million outstanding under the Company’s Term B Loans that were not extended retain their original maturity dates and interest rates.

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. ASC 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments during each of the quarters for the three and six months ended June 30, 2010 and 2009 and determined that its cash flow hedge was effective.

As of June 30, 2010 and December 31, 2009, the fair value and line item caption of the Company’s interest rate swap derivative instrument was as follows (in millions):

	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Interest rate swap	$18.5	$—
	Reserves for self-insurance claims and other liabilities	$—	$28.3

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and six  months ended June 30, 2010 and 2009 (in millions):
	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)				Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009		2010	2009	2010	2009
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$6.0	$4.9	$9.8	$6.9	Interest expense, net	$—	$—	$—	$—

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

The observable market three-month LIBOR forward interest rates used are as follows:

Settlement Date	Three-month LIBOR Forward Interest Rates
August 31, 2010	0.53781%
November 30, 2010	0.62403
February 28, 2011	0.74706
May 30, 2011	0.81102

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

Note 8. Discontinued Operations

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

Interest expense is allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million during the six months ended June 30, 2009. There were no allocations of interest expense to discontinued operations for the three months ended June 30, 2010 and 2009 or the six months ended June 30, 2010.

The revenues, income (loss) before income taxes, and net income (loss) of discontinued operations for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$(0.1)	$5.3	$(0.5)	$16.1
Income (loss) before income tax benefits	$0.2	$(4.0)	$(0.4)	$(5.7)
Net income (loss)	$0.1	$(2.1)	$(0.3)	$(3.2)

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share attributable to LifePoint
Hospitals, Inc.:
Income from continuing operations	$38.2	$29.5	$82.4	$69.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.5)	(1.6)	(1.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	37.5	29.0	80.8	68.5
Income (loss) from discontinued operations, net of income taxes	0.1	(2.7)	(0.3)	(3.8)
Net income attributable to LifePoint Hospitals, Inc.	$37.6	$26.3	$80.5	$64.7
Denominator:
Weighted average shares outstanding — basic	53.2	52.8	53.2	52.5
Effect of dilutive securities: stock options and other stock-based awards	1.2	0.8	1.3	0.8
Weighted average shares outstanding — diluted	54.4	53.6	54.5	53.3

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.55	$1.52	$1.31
Discontinued operations	—	(0.05)	(0.01)	(0.08)
Net income	$0.71	$0.50	$1.51	$1.23

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.54	$1.48	$1.29
Discontinued operations	—	(0.05)	—	(0.08)
Net income	$0.69	$0.49	$1.48	$1.21

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impacts of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the three and six months ended June 30, 2010 and 2009.

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

In May 2009, the Company’s Andalusia Regional Hospital located in Andalusia, Alabama produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. The Company believes that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $38.8 million at June 30, 2010. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $18.0 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively, restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The Company has incurred approximately $34.5 million in uncompleted projects as of June 30, 2010, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2010, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $40.9 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

Note 11. Subsequent Events

In accordance with the provisions of ASC 855-10, “Subsequent Events”, the Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors of our 2009 Annual Report on Form 10-K and in Part II, Item 1A. Risk Factors of our quarterly report on Form 10-Q for the three months ended March 31, 2010. Any factor described in our 2009 Annual Report on Form 10-K and in our quarterly report on Form 10-Q for the three months ended March 31, 2010 could by itself, or together with one or more factors, adversely affect our business, results of operations or financial condition. There may be factors not described in our 2009 Annual Report on Form 10-K, in our quarterly report on Form 10-Q for the three months ended March 31, 2010 or in this report that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals in non-urban communities in the United States. At June 30, 2010, we owned or leased through our subsidiaries 48 hospitals, having a total of 5,622 licensed beds, and serving communities in 17 states. Eight of our hospitals are owned by third parties and leased by our subsidiaries.

We generate revenues primarily through hospital services offered at our facilities. We generated $790.6 million and $735.3 million during the three months ended June 30, 2010 and 2009, respectively, and $1,576.8 million and $1,470.8 million during the six months ended June 30, 2010 and 2009, respectively, in revenues from continuing operations. For the three months ended June 30, 2010 and 2009, we derived 40.3% and 39.8%, respectively, and 40.6% and 40.5% for the six months ended June 30, 2010 and 2009, respectively, of our revenues collectively from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.

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

Our business and our hospitals are highly regulated, and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, and to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, and civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Two of our facilities, Havasu Regional Medical Center and Western Plains Medical Complex, have physician ownership and are subject to the ownership and expansion restrictions contained in the Acts. Because a majority of the measures contained in the Acts do not take effect until 2013 and 2014 and most of the rules and regulations that implement the provisions of the Acts have not been adopted or proposed, it is difficult to predict the impact the Acts will have on our facilities. However, it is possible that the implementation or interpretation of such rules and regulations or the provisions of the Acts could have an adverse effect on our financial condition and results of operations.

Medicare Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, significantly revised based on cost containment and policy considerations.  These revisions will likely be more frequent and significant as the changes and cost-saving measures required by the Acts are implemented.

Medicare Inpatient Prospective Payment System

On June 2, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published a notice regarding the final Medicare inpatient prospective payment system (“IPPS”) payment rates for federal fiscal year (“FFY”) 2010.  The notice implemented changes that were made to the Medicare program’s reimbursement for hospital inpatient services in FFY 2010 by the Acts. Among other things, the notice decreased, for discharges occurring on or after April 1, 2010, the IPPS market basket update by 0.25%, from 2.10% to 1.85% for hospitals that successfully report the quality measures included in the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program and from 0.10% to -0.15% for hospitals that do not.  The notice also decreased the IPPS outlier fixed-loss cost threshold for discharges occurring on or after April 1, 2010, from $23,140 to $23,135.

On July 30, 2010, CMS issued its IPPS final rule for FFY 2011, which begins on October 1, 2010.  Among other things, the final rule provides a market basket update of 2.6% but reduces the update by 0.25% to 2.35% as required by the Acts.  The market basket update will be reduced by an additional 2.0% to 0.35% for hospitals that do not successfully report the 2011 quality measures included in the RHQDAPU program.  The final rule also decreases the IPPS outlier fixed-loss cost threshold to $23,075 and adds 10 new RHQDAPU quality measures which our hospitals would be required to report in order to receive the full market basket increase in FFY 2012.  In addition to the market basket, outlier fixed-loss cost threshold, and RHQDAPU program updates, the final rule also, as required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), reduces IPPS payment rates in FFY 2011 by an additional 2.9% to account for the increase in spending that CMS believes is solely the result of changes in hospital coding and discharge classification practices that occurred in connection with the implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system. Although CMS did not specify any additional reductions for FFY 2012, it indicated that the 2.9% reduction in FFY 2011 would only recover half of the increase in spending that is required to be recouped under the TMA Act and that it would need to make additional IPPS payment reductions in the future. Overall, CMS anticipates that the payment changes in the final IPPS rule will decrease Medicare operating payments to acute care hospitals by 0.4% or $440 million in FFY 2011.

Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 22, 2010, CMS published its Medicare inpatient rehabilitation facility (“IRF”) update notice for FFY 2011. After applying the 0.25% reduction required by the Acts, the notice increased IRF prospective payment system (“IRF PPS”) payments by an amount equal to a market basket increase of 2.25% and increased the IRF PPS outlier threshold amount to $11,410.  CMS estimates that the updates contained in the FFY 2011 IRF PPS notice will increase Medicare payments to IRFs by $135.0 million in FFY 2011.

Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 30, 2010, CMS published its Medicare inpatient psychiatric facility (“IPF”) prospective payment system update for rate year (“RY”) 2011, which began on July 1, 2010.  Among other things, the notice included a market basket increase of 2.4%, which will be reduced by 0.25% as required by the Acts.  The notice also reduced the standardized federal per diem base rate by 2.66% to account for changes in IPF practices, such as coding for comorbid medical conditions that do not reflect actual increases in patient acuity and set the outlier fixed dollar loss threshold amount at $6,372.  CMS estimates that the updates contained in the notice will increase payments to IPFs by $95.0 million from RY 2010 to RY 2011.

Medicare Outpatient Prospective Payment System

On July 2, 2010 CMS issued a notice regarding the final Medicare hospital outpatient prospective payment system (“OPPS”) rates for calendar year (“CY”) 2010 to implement changes in Medicare’s reimbursement policies for hospital outpatient services that were required by the Acts and its proposed hospital OPPS rule for CY 2011.  Effective as of January 1, 2010, for CY 2010, the notice reduced the hospital operating market basket increase factor from 2.1% to 1.85% for hospitals that satisfy the requirements of the Hospital Outpatient Quality Data Reporting Program (“HOPQDRP”) and from 0.1% to -0.15% for hospitals that do not.  With respect to CY 2011 rates, the proposed OPPS rule would provide a market basket increase of 2.15% for hospitals that satisfy the HOPQDRP requirements (after incorporating the adjustments required by the Acts) and 0.15% for hospitals that do not.  The proposed rule would also waive the Medicare deductibles and copayments for certain preventative services that are reimbursed under OPPS, modify the Medicare program’s supervision requirements for certain outpatient therapeutic services and add six additional quality measures to the list of items that a hospital must report to the HOPQDRP in order to receive the full market basket update in CY 2012.  CMS anticipates that the OPPS proposed rule for CY 2011 will increase expenditures under OPPS by $3.9 billion from CY 2010 to CY 2011.

Medicare Home Health Prospective Payment System

On July 23, 2010, CMS published the Medicare home health prospective payment system (“HH-PPS”) proposed rule for CY 2011.  Among other things, the proposed rule, after taking into account the 1% reduction required by the Acts, would provide a 1.4% market basket update to the HH-PPS for home health agencies that submit the quality data required by CMS and a -0.6% market basket update for home health agencies that do not.  The proposed rule also includes a 3.79% reduction to the national standardized 60-day episode payment rates and non-routine medical supply (“NRS”) factor for both CY 2011 and CY 2012 to offset the additional growth that has occurred in the aggregate home health case mix and that is not associated with any underlying changes in the medical conditions of home health patients.  The proposed rule also includes a 3.00% rural add-on to the national standardized 60-day episode rate, national per-visit rates, low utilization payment adjustment and add-on payment, and NRS conversion factor when home health services are provided in rural areas.  When combined with other changes that are being made to existing HH-PPS outlier policy by the Acts, CMS estimates that the HH-PPS proposed rule for CY 2011 will result in a 4.75% or $900 million decrease in Medicare payments to home health agencies in CY 2011.

Adoption of Electronic Health Records

The HITECH Act was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009.  The HITECH Act includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals.  Beginning with FFY 2011 and extending through FFY 2016, eligible hospitals and critical access hospitals (“CAH”) participating in the Medicare and Medicaid programs are eligible for reimbursement incentives based on successfully demonstrating meaningful use of its certified EHR technology.  Conversely, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements beginning in FFY 2015.  On July 13, 2010, the Secretary of Department of Health and Human Services (“DHHS”) released final meaningful use regulations.  Meaningful use criteria are divided into three distinct stages, I, II and III.  The final rules specify the initial criteria for physicians, eligible hospitals, and CAHs necessary to qualify for incentive payments; calculation of the incentive payment amounts; payment adjustments under Medicare for covered professional services and inpatient hospital services, eligible hospitals and CAHs failing to demonstrate meaningful use of certified EHR technology; and other program participation requirements.

We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives.  We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

Privacy and Security Regulations

The HITECH Act also contains a number of provisions that significantly expand the reach of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). For example, the HITECH Act imposes varying civil monetary penalties and creates a private cause of action for state attorneys general for certain HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. On August 24, 2009, DHHS issued regulations that clarified and explained the HITECH Act’s requirements. The regulations took effect on September 23, 2009.

On July 14, 2010, DHHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations to further align with the HITECH Act's statutory changes. These changes will require substantial operational changes for HIPAA covered entities and their business associates.  Among other things, the proposed regulations would provide for new requirements for business associate agreements and a transition period for compliance, set new limits on the use and disclosure of health information for marketing and fundraising, prohibit the sale of patient health information without patient authorization, enhance individuals’ rights to obtain electronic copies of their medical records and restrict the disclosure of certain information, add new requirements for notices of privacy practices, modify restrictions on authorizations for the use of health information for research, and implement new changes to the HIPAA enforcement regulations.

Compliance with these new and proposed standards and the overlapping state laws regarding the protection of personal information requires significant commitment and action by our facilities, and we may incur significant costs in implementing the policies and systems required to comply.

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

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether such physicians are active members of such medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. During 2009 and throughout the first half of 2010, we continued to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities. Beginning in 2008 and throughout 2009, we added additional resources at our corporate office to better coordinate and enhance our recruiting functions.

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

Additionally, we believe that growth can also be achieved by adding new service lines in our existing markets, investing in new technologies desired by physicians and patients, and demonstrating the quality of care provided in our facilities. For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive healthcare services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to promptly respond to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.

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

Additional Growth

Our recent acquisition of certain assets associated with Clark, our lease and operation of the existing Clark hospital facility effective May 1, 2010, our commitment to build and equip a replacement hospital facility for Clark as well as our entry into an agreement to purchase the Sumner Systems is consistent with our stated goal of seeking to identify and acquire one to three complimentary hospitals a year. Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that this growth by strategic acquisition can supplement the growth we believe we can generate organically in our existing markets.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first half of 2010 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.

In recent periods, our business has experienced a shift in revenue from inpatient admissions to outpatient procedures.  This trend has occurred due to a variety of factors including our strategic focus on improving our emergency departments and diagnostic lines of business.  In addition, our hospitals have experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population. We believe the reasons for this shift which has affected many other hospital companies, include, but are not limited to,  the continuing competition from various providers and utilization pressure by both governmental programs and commercial insurance payors.

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

Same-hospital. Same-hospital information includes the results of the same 47 hospitals operated during the three and six months ended June 30, 2010 and 2009, includes the results of Rockdale Medical Center, a 138 bed hospital located in Conyers, Georgia, which we acquired effective February 1, 2009 and excludes the results of Clark, which we entered into an agreement to operate effective May 1, 2010, as well as our hospitals that have been disposed.

Operating Results Summary

The following table presents summaries of results of operations for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$790.6	100.0%	$735.3	100.0%	$1,576.8	100.0%	$1,470.8	100.0%

Salaries and benefits	307.0	38.8	292.7	39.8	610.3	38.7	579.2	39.4
Supplies	109.2	13.8	102.3	13.9	217.6	13.8	201.9	13.7
Other operating expenses	145.3	18.4	138.6	18.9	285.7	18.2	271.3	18.4
Provision for doubtful accounts	105.0	13.3	92.2	12.5	207.1	13.1	182.4	12.4
Depreciation and amortization	36.7	4.6	35.9	4.9	72.8	4.6	71.0	4.9
Interest expense, net	25.9	3.3	25.9	3.5	51.0	3.2	51.7	3.5
	729.1	92.2	687.6	93.5	1,444.5	91.6	1,357.5	92.3
Income from continuing operations before income taxes	61.5	7.8	47.7	6.5	132.3	8.4	113.3	7.7
Provision for income taxes	23.3	2.9	18.2	2.5	49.9	3.2	43.7	3.0
Income from continuing operations	38.2	4.9	29.5	4.0	82.4	5.2	69.6	4.7
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.5)	—	(1.6)	(0.1)	(1.1)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$37.5	4.8%	$29.0	4.0%	$80.8	5.1%	$68.5	4.6%

For the Three Months Ended June 30, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$790.6	$735.3	$55.3	7.5%
Admissions	45,723	45,714	9	—
Equivalent admissions	100,348	97,405	2,943	3.0
Revenues per equivalent admission	$7,879	$7,549	$330	4.4
Medicare case mix index	1.28	1.30	(0.02)	(1.5)
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	13,264	13,391	(127)	(0.9)
Outpatient surgeries	39,336	38,732	604	1.6
Emergency room visits	237,446	233,556	3,890	1.7
Outpatient factor	2.19	2.13	0.06	2.8

Same-hospital:
Revenues (dollars in millions)	$781.5	$735.3	$46.2	6.3%
Admissions	45,287	45,714	(427)	(0.9)
Equivalent admissions	98,952	97,405	1,547	1.6
Revenues per equivalent admission	$7,898	$7,549	$349	4.6
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	13,150	13,391	(241)	(1.8)
Outpatient surgeries	38,583	38,732	(149)	(0.4)
Emergency room visits	233,195	233,556	(361)	(0.2)
Outpatient factor	2.18	2.13	0.05	2.3

The following table shows the sources of our revenues by payor for the three months ended June 30, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Three Months Ended June 30,
	2010	2009
Medicare	29.2%	29.7%
Medicaid	11.1	10.1
HMOs, PPOs and other private insurers	41.6	44.5
Self-Pay	14.5	13.0
Other	3.6	2.7
	100.0%	100.0%

For the three months ended June 30, 2010 revenues increased to $790.6 million, or 7.5%, on a continuing operations basis and to $781.5 million, or 6.3%, on a same-hospital basis as compared to $735.3 million for the same period last year.  On a same-hospital basis, our admissions declined slightly by 0.9% to 45,287 during the three months ended June 30, 2010, as compared to 45,714 for the same period last year.  For the three months ended June 30, 2010, we continued to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population on a same-hospital basis.

Despite our same-hospital declining inpatient admissions, same-hospital equivalent admissions for the three months ended June 30, 2010 increased by 1.6% to 98,952 as compared to 97,405 for the same period last year.  This improvement in our same-hospital equivalent admissions is primarily as a result of increases in the acuity of our emergency room visits as well as higher intensity in our outpatient surgeries and increased cardiovascular services.  Additionally, for the three months ended June 30, 2010, our revenues increased as a result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting and benefits associated with Medicare’s hospital market basket updates. As a result of these factors, we experienced increases in our revenues per equivalent admission on a same-hospital basis by 4.6% to $7,898 during the three months ended June 30, 2010, as compared to $7,549 for the same period last year.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$307.0	38.8%	$292.7	39.8%	$14.3	4.9%
Man-hours per equivalent admission	95.3	N/A	93.1	N/A	2.2	2.4%
Salaries and benefits per equivalent admission	$3,051	N/A	$3,019	N/A	$32	1.0%

For the three months ended June 30, 2010, our salaries and benefits expense increased to $307.0 million, or 4.9%, on a continuing operations basis and to $302.3 million, or 3.3%, on a same-hospital basis as compared to $292.7 million for the same period last year.  This increase in our same-hospital salaries and benefits expense is primarily as a result of the impact of an increasing number of employed physicians and their related support staff.

On a same-hospital basis, the number of our employed physicians, including hospitalists, increased by 45, or 17.7%, to 299 from the same period last year, and the number of employed physicians and their related support staff increased by 140, or 17.2%, to 955 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $5.6 million in our salaries and benefits expense for the three months ended June 30, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$109.2	13.8%	$102.3	13.9%	$6.9	6.8%
Supplies per equivalent admission	$1,089	N/A	$1,048	N/A	$41	3.9%

For the three months ended June 30, 2010, our supplies expense increased to $109.2 million, or 6.8% on a continuing operations basis and to $108.1 million, or 5.7%, on a same-hospital basis as compared to $102.3 million for the same period last year.  This increase for the three months ended June 30, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,089, or 3.9%, as compared to $1,048 for the same period last year.  Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cardiac devices and cancer related supplies, as well as an increase in our pharmacy supplies expense. As a percentage of revenues, our supplies expense decreased slightly to 13.8% for the three months ended June 30, 2010 as compared to 13.9% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Professional fees	$19.7	2.5%	$18.6	2.5%	$1.1	6.1%
Utilities	12.6	1.6	12.3	1.7	0.3	2.0
Repairs and maintenance	17.2	2.2	16.9	2.3	0.3	1.9
Rents and leases	6.2	0.8	6.9	1.0	(0.7)	(11.2)
Insurance	11.6	1.5	13.3	1.8	(1.7)	(12.8)
Physician recruiting	6.2	0.8	5.2	0.7	1.0	18.5
Contract services	38.2	4.8	37.0	5.0	1.2	3.2
Non-income taxes	12.6	1.6	10.1	1.4	2.5	24.5
Other	21.0	2.6	18.3	2.5	2.7	15.3
	$145.3	18.4%	$138.6	18.9%	$6.7	4.8%

For the three months ended June 30, 2010, our other operating expenses increased to $145.3 million, or 4.8% on a continuing operations basis and to $143.3 million, or 3.3%, on a same-hospital basis as compared to $138.6 million for the same period last year. This increase for the three months ended June 30, 2010 was primarily a result of increases in professional fees, contract services, non-income taxes and other expenses, partially offset by a decrease in our insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our contract services expense increased primarily as a result of increased accounts receivable collection fees, transcription fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.

Additionally, our non-income taxes increased primarily as a result of increases in property taxes and indigent care taxes experienced at certain hospitals in various states.  Finally, our other expenses increased as a result of additional training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal fees related to our recent and pending acquisitions, including Clark, Sumner Systems and certain auxillary service-line acquisitions.

These increases were partially offset by a decrease in our insurance expense.  Our insurance expense decreased compared to the same period last year primarily because of unfavorable claim development for our professional and general liability claims experienced during the same period last year that was not experienced for the three months ended June 30, 2010.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Provision for doubtful accounts (dollars in millions)	$105.0	13.3%	$92.2	12.5%	$12.8	14.0%
Related key indicators:
Charity care write-offs (dollars in millions)	$13.1	1.7%	$16.1	2.2%	$(3.0)	(19.0)%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$114.4	14.5%	$95.8	13.0%	$18.6	19.4%
Net revenue days outstanding (at end of period)	41.1	N/A	41.8	N/A	(0.7)	(1.7)%

For the three months ended June 30, 2010, our provision for doubtful accounts increased by $12.8 million, or 14.0%, to $105.0 million on a continuing operations basis and by $12.3 million, or 13.5%, to $104.5 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended June 30, 2010. Self-pay revenues increased $18.6 million over the same period last year and represented 14.5% of revenues, as compared to 13.0% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended June 30, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2009 Annual Report on Form 10-K.

Depreciation and Amortization

For the three months ended June 30, 2010, our depreciation and amortization expense increased to $36.7 million, or 2.1%, as compared to $35.9 million for the same period last year.  Our depreciation and amortization expense increased primarily as a result of capital improvement projects completed during 2009 and the first half of 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during the first half of 2010.

Interest Expense

Our interest expense remained comparable at $25.9 million for both the three months ended June 30, 2010 and 2009.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $23.3 million, or 2.9% of revenues for the three months ended June 30, 2010, as compared to $18.2 million, or 2.5% of revenues for the same period last year. The $5.1 million increase is primarily the result of increased pretax book income from continuing operations for the three months ended June 30, 2010 as compared to the same period last year.  The effective tax rate decreased to 38.3% for the three months ended June 30, 2010 compared to 38.5% for the same period last year. The decrease in the effective tax rate to 38.3% was primarily the result of a decrease in interest expense related to our long-term income tax liability in accordance with ASC 740-10, “Income Taxes” (“ASC 740-10”), and a lower projected state effective tax rate for the three months ended June 30, 2010 compared to the same period last year.

For the Six Months Ended June 30, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$1,576.8	$1,470.8	$106.0	7.2%
Admissions	95,015	95,233	(218)	(0.2)
Equivalent admissions	201,052	195,799	5,253	2.7
Revenues per equivalent admission	$7,843	$7,512	$331	4.4
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	26,806	27,209	(403)	(1.5)
Outpatient surgeries	76,292	75,291	1,001	1.3
Emergency room visits	459,478	460,244	(766)	(0.2)
Outpatient factor	2.12	2.06	0.06	2.9

Same-hospital:
Revenues (dollars in millions)	$1,567.7	$1,470.8	$96.9	6.6%
Admissions	94,579	95,233	(654)	(0.7)
Equivalent admissions	199,656	195,799	3,857	2.0
Revenues per equivalent admission	$7,852	$7,512	$340	4.5
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.4	4.3	0.01	2.3
Inpatient surgeries	26,692	27,209	(517)	(1.9)
Outpatient surgeries	75,539	75,291	248	0.3
Emergency room visits	455,227	460,244	(5,017)	(1.1)
Outpatient factor	2.11	2.06	0.05	2.4

The following table shows the sources of our revenues by payor for the six months ended June 30, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Six Months Ended June 30,
	2010	2009
Medicare	29.9%	30.3%
Medicaid	10.7	10.2
HMOs, PPOs and other private insurers	42.0	44.2
Self-Pay	14.1	12.7
Other	3.3	2.6
	100.0%	100.0%

For the six months ended June 30, 2010, revenues increased to $1,576.8 million, or 7.2%, on a continuing operations basis and to $1,567.7 million, or 6.6%, on a same-hospital basis as compared to $1,470.8 million for the same period last year.  On a same-hospital basis, our admissions declined slightly by 0.7% to 94,579 during the six months ended June 30, 2010, as compared to 95,233 for the same period last year.  We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population on a same-hospital basis.

Despite our same-hospital declining inpatient admissions, same-hospital equivalent admissions for the six months ended June 30, 2010 increased by 2.0% to 199,656 as compared to 195,799 for the same period last year.  This improvement in our same-hospital equivalent admissions is primarily as a result of increases in the acuity of our emergency room visits as well as higher intensity in our outpatient surgeries and increased cardiovascular services.  These increases contributed to an increase in our same-hospital outpatient factor to 2.11 compared to 2.06 in the same period last year. On a same-hospital basis, our revenues per equivalent admission increased 4.5% to $7,852 during the six months ended June 30, 2010 as compared to $7,512 for the same period last year. Similarly, these increases are the result of increases in our higher reimbursement outpatient diagnostic services. Additionally, we have experienced an increase in the average acuity of our services provided, as evidenced by a 0.8% increase in our Medicare case mix index to 1.30 as compared to 1.29 in the same period last year on both a continuing and same-hospital basis, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$610.3	38.7%	$579.2	39.4%	$31.1	5.4%
Man-hours per equivalent admission	94.1	N/A	91.8	N/A	2.3	2.6%
Salaries and benefits per equivalent admission	$3,035	N/A	$2,954	N/A	$81	2.7%

For the six months ended June 30, 2010, our salaries and benefits expense increased to $610.3 million, or 5.4%, on a continuing operations basis and to $605.6 million, or 4.6%, on a same-hospital basis as compared to $579.2 million for the same period last year.  This increase is primarily as a result of the impact of an increasing number of employed physicians and their related support staff and higher employee medical benefit expenses.  The increase in our employed physicians and their related support staff resulted in an increase of $12.1 million in our salaries and benefits expense for the six months ended June 30, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$217.6	13.8%	$201.9	13.7%	$15.7	7.8%
Supplies per equivalent admission	$1,082	N/A	$1,028	N/A	$54	5.3%

For the six months ended June 30, 2010, our supplies expense increased to $217.6 million, or 7.8% on a continuing operations basis, and to $216.5 million, or 7.2%, on a same-hospital basis, as compared to $201.9 million for the same period last year.  This increase for the six months ended June 30, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,082, or 5.3%, as compared to $1,028 for the same period last year.  Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$39.0	2.5%	$35.2	2.4%	$3.8	10.7%
Utilities	25.2	1.6	25.1	1.7	0.1	0.4
Repairs and maintenance	34.2	2.2	32.5	2.2	1.7	5.3
Rents and leases	12.8	0.8	14.2	1.0	(1.4)	(10.3)
Insurance	23.6	1.5	25.4	1.7	(1.8)	(7.0)
Physician recruiting	12.2	0.8	11.5	0.8	0.7	5.5
Contract services	75.4	4.8	72.5	4.9	2.9	4.0
Non-income taxes	24.8	1.6	20.5	1.4	4.3	21.0
Other	38.5	2.4	34.4	2.3	4.1	11.9
	$285.7	18.2%	$271.3	18.4%	$14.4	5.3%

For the six months ended June 30, 2010, our other operating expenses increased to $285.7 million, or 5.3% on a continuing operations basis, and to $283.7 million, or 4.5%, on a same-hospital basis, as compared to $271.3 million for the same period last year. This increase for the six months ended June 30, 2010 was primarily a result of increases in professional fees, contract services, non-income taxes and other expenses, partially offset by a decrease in our insurance expense.

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

Additionally, our non-income taxes increased primarily as a result of increases in property taxes and indigent care taxes experienced at certain hospitals in various states.  Finally, our other expenses increased as a result of additional training and implementation expenses as a result of our implementation of various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal fees related to our recent and pending acquisitions, including Clark, Sumner Systems and certain auxillary service-line acquisitions.

These increases were partially offset by a decrease in our insurance expense.  Our insurance expense decreased compared to the same period last year primarily because of unfavorable claim development for our professional and general liability claims experienced during the same period last year that was not experienced for the six months ended June 30, 2010.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Provision for doubtful accounts (dollars in millions)	$207.1	13.1%	$182.4	12.4%	$24.7	13.6%
Related key indicators:
Charity care write-offs (dollars in millions)	$27.0	1.7%	$28.5	1.9%	$(1.5)	(5.4)%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$221.8	14.1%	$186.6	12.7%	$35.2	18.9%
Net revenue days outstanding (at end of period)	41.1	N/A	41.8	N/A	(0.7)	(1.7)%

For the six months ended June 30, 2010, our provision for doubtful accounts increased by $24.7 million, or 13.6%, to $207.1 million on a continuing operations basis and by $24.2 million, or 13.3%, to $206.6 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the six months ended June 30, 2010. Self-pay revenues increased $35.2 million over the same period last year and represents 14.1% of revenues as compared to 12.7% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the six months ended June 30, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2009 Annual Report on Form 10-K.

Depreciation and Amortization

For the six months ended June 30, 2010, our depreciation and amortization expense increased to $72.8 million, or 2.4%, as compared to $71.0 million for the same period last year.  Our depreciation and amortization expense increased primarily as a result of capital improvement projects completed during 2009 and the first half of 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during the first half of 2010.

Interest Expense

Our interest expense decreased by $0.7 million, or 1.3%, to $51.0 million, for the six months ended June 30, 2010, as compared to $51.7 million for the same period last year. The decrease in interest expense for the six months ended June 30, 2010, as compared to the same period last year was largely attributable to declines in interest rates that favorably impacted our interest expense on our Term B Loans. Additionally, as the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower for the six months ended June 30, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

The provision for income taxes was $49.9 million, or 3.2% of revenues for the six months ended June 30, 2010, as compared to $43.7 million, or 3.0% of revenues for the same period last year. The $6.2 million increase is primarily the result of increased pretax book income from continuing operations for the six months ended June 30, 2010 as compared to the same period last year.  The effective tax rate decreased to 38.2% for the six months ended June 30, 2010 compared to 38.9% for the same period last year. The decrease in the effective tax rate to 38.2% was primarily the result of a decrease in interest expense related to our long-term income tax liability in accordance with ASC 740-10, and a lower projected state effective tax rate for the six months ended June 30, 2010 compared to the same period last year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net cash flows provided by continuing operations	$84.6	$67.1	$168.1	$159.0
Less: Purchase of property and equipment	(39.6)	(42.0)	(73.6)	(85.1)
Free operating cash flow	45.0	25.1	94.5	73.9
Acquisitions, net of cash acquired	(25.8)	(1.5)	(42.7)	(79.7)
Payments on borrowings	—	(13.5)	—	(13.5)
Proceeds from exercise of stock options	4.3	7.9	13.5	9.6
Repurchases of common stock	(41.5)	(1.0)	(50.5)	(2.6)
Other	(1.2)	1.5	(1.6)	1.1
Cash flows from operations used in discontinued operations	(0.5)	(1.4)	(0.7)	(2.9)
Cash flows from investing activities provided by (used in) discontinued operations	—	10.4	—	10.4
Increase (decrease) in cash and cash equivalents	$(19.7)	$27.5	$12.5	$(3.7)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows for the three months ended June 30, 2010 were positively impacted by an increase in income from continuing operations and the timing and amount of cash payments made for income taxes.  These increases were partially offset by an increase in cash payments for professional and general liability claims and the timing of collection of certain receivables.  Our cash flows for the six months ended June 30, 2010 were positively impacted by an increase in income from continuing operations and the timing and amount of cash payments made for income taxes.  These increases were partially offset by an increase in cash payments for professional and general liability claims and salaries and benefits and the timing of collection of certain receivables.

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

The following table reflects our capital expenditures for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital projects	$15.4	$29.0	$33.7	$58.3
Routine	12.4	9.5	19.8	21.0
Information systems	11.8	3.5	20.1	5.8
	$39.6	$42.0	$73.6	$85.1
Depreciation expense	$36.0	$35.6	$71.6	$70.4
Ratio of capital expenditures to depreciation expense	110.0%	118.0%	103.0%	120.9%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During the first half of 2010, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including the HITECH Act.  We anticipate increasing our spending related to information systems during the remainder of 2010 as compared to 2009.

Debt

An analysis and roll-forward of our long-term debt, including current portion, for the six months ended June 30, 2010 is as follows (in millions):

	December 31, 2009	Payments of Borrowings	Other	Amortization of Convertible Debt Discounts	June 30, 2010

Senior Secured Credit Facilities:
Term B Loans	$692.9	$—	$—	$—	$692.9
Revolving Loans	—	—	—	—	—
Province 7½% Senior Subordinated Notes	6.1	—	—	—	6.1
3¼% Debentures	225.0	—	—	—	225.0
3½% Notes	575.0	—	—	—	575.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(102.4)	—	—	11.0	(91.4)
Capital leases	3.2	(0.7)	1.1	—	3.6
	$1,399.8	$(0.7)	$1.1	$11.0	$1,411.2

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt as of June 30, 2010 and December 31, 2009 (dollars in millions):

	June 30, 2010	December 31, 2009	Increase (Decrease)
Current portion of long-term debt	$55.4	$1.0	$54.4
Long-term debt	1,355.8	1,398.8	(43.0)
Unamortized discounts of convertible debt instruments	91.4	102.4	(11.0)
Total debt, excluding unamortized discounts of convertible debt instruments	1,502.6	1,502.2	0.4
Total LifePoint Hospitals, Inc. stockholders’ equity	1,888.8	1,827.7	61.1
Total capitalization	$3,391.4	$3,329.9	$61.5
Total debt to total capitalization	44.3%	45.1%	(80)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	53.9%	53.9%
Variable rate debt (a)	46.1	46.1
	100.0%	100.0%
Percentage of:
Senior debt	46.4%	46.3%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	53.6	53.7
	100.0%	100.0%
____________

(a)
The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of June 30, 2010 and December 31, 2009. Please refer to Note 7 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

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

Terms

Our Credit Agreement, as amended, as of June 30, 2010 provided for Term B Loans up to $1,450.0 million and Revolving Loans of up to $350.0 million. In addition, through June 30, 2010, the Credit Agreement provided that we may request additional tranches of Term B Loans up to $400.0 million, subject to lender approval.

Assuming we do not refinance our 3½% Notes, our Term B Loans mature on February 13, 2014 with repayment dates and amounts as follows (dollars in millions):

June 30, 2011	$54.4
September 30, 2011	65.4
December 31, 2011	65.4
April 15, 2012	64.0
February 13, 2014	443.7
$692.9

Additionally, Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow as specifically defined in the Credit Agreement. The Revolving Loans mature on December 15, 2012, and the Term A Loans matured on April 15, 2010. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. The Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.

Letters of Credit and Availability

As of June 30, 2010, we had $31.2 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $318.8 million as of June 30, 2010. Under the terms of the Credit Agreement, the amount of Term B Loans available for borrowing was $400.0 million as of June 30, 2010, all of which is available under the additional tranches.

Interest Rates

Interest on the outstanding balances of the Term B Loans is payable at an Adjusted LIBOR plus a margin of 1.625% and Adjusted LIBOR plus a margin of 2.750% for $249.2 million and $443.7 million, respectively, of the outstanding portion of our Term B Loans. Interest on the Revolving Loans is payable at our option at either an adjusted base rate (“ABR Revolving Loans”) or an Adjusted LIBOR plus a margin. The margin on ABR Revolving Loans ranges from 1.00% to 1.75% based on the total leverage ratio being less than 2.00:1.00 to greater than 3.50:1.00. The margin on the Adjusted LIBOR Revolving Loans ranges from 2.00% to 2.75% based on the total leverage ratio being less than 2.00:1.00 to greater than 3.50:1.00.

As of June 30, 2010, the applicable weighted average annual interest rate under the Term B Loans was 2.85%, which was based on the 90-day Adjusted LIBOR plus the applicable margins. The 90-day Adjusted LIBOR was 0.50% at June 30, 2010. The weighted-average applicable annual interest rate for the three and six months ended June 30, 2010 under the Term B Loans was 2.76% and 2.46%, respectively.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreement. The minimum interest coverage ratio can be no less than 3.50:1.00 for all periods ending after December 31, 2005. These calculations are based on the trailing four quarters. The maximum total leverage ratios cannot exceed 4.00:1.00 for the periods ending on March 31, 2010 through December 31, 2010 and 3.75:1.00 for the periods ending thereafter. In addition, on an annualized basis, we are limited with respect to amounts we may spend on capital expenditures. Such amounts cannot exceed 10.0% of annual revenues.

The financial covenant requirements and ratios are as follows:

	Requirement	Level at June 30, 2010
Minimum Interest Coverage Ratio	≥3.50:1.00	7.05
Maximum Total Leverage Ratio	≤4.00:1.00	2.93

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

Interest Rate Swap

We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10 based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 7 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures in 2010 to be consistent with capital expenditures incurred in 2009. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. At June 30, 2010, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $40.9 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.

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

In connection with our entry into an agreement to lease and operate Clark effective May 1, 2010, we have committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility. We anticipate opening the new hospital approximately 18 to 24 months after construction begins.  We expect to begin construction during the fourth quarter of 2010.

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

During the three months ended June 30, 2010, there were no material changes to the contractual obligations disclosure in our 2009 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2010, except for the additional approximate $60.0 million we have committed to spend to build and equip a replacement hospital at Clark, as mentioned above in Liquidity and Capital Resources Outlook.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $31.2 million as of June 30, 2010, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.

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

Our critical accounting estimates are more fully described in our 2009 Annual Report on Form 10-K and continue to include the following areas:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $450.0 million at June 30, 2010 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of June 30, 2010, we had outstanding debt, excluding $91.4 million of unamortized discounts on our convertible debt instruments, of $1,502.6 million, 46.1%, or $692.9 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 46.1% to 16.2% as of June 30, 2010.

Our Term B Loans, 3½% Notes and 3¼% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of June 30, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Term B Loans	$692.9	$692.9	$662.9	$673.8
3½% Notes, excluding unamortized discounts	$575.0	$575.0	$530.4	$536.2
3¼% Debentures, excluding unamortized discounts	$225.0	$225.0	$209.0	$206.2

The fair values of our Term B Loans, 3¼% Debentures and 3½% Notes were based on the quoted prices at June 30, 2010 and December 31, 2009. Effective February 26, 2010, we amended our existing Credit Agreement and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans.  The amendment, effective February 26, 2010, impacted the determination of fair value of our Term B Loans at June 30, 2010.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at June 30, 2010. As a result, the interest rate market risk implicit in these investments at June 30, 2010, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2009, Andalusia Regional Hospital our hospital located in Andalusia, Alabama produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. We believe that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure.

Based on a review of the number of the kyphoplasty procedures performed at all of our hospitals, as part of our effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We are continuing to cooperate with the government’s investigation and are reviewing whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Repurchase Plan expires in February 2011, and we are not obligated to repurchase any specific number of shares.  On March 16, 2010, we entered into a trading plan in accordance with the SEC Rule 10b5-1 to facilitate repurchases of our common stock.  The Trading Plan became effective on March 17, 2010 and expired on May 7, 2010.  There were no repurchases under the Trading Plan.  In connection with the Repurchase Plan, we repurchased approximately 1.1 million and 1.3 million shares for an aggregate purchase price, including commissions, of approximately $40.1 million and $45.3 million at an average purchase price of $34.33 and $34.15 per share, respectively, for the three and six months ended June 30, 2010. We have designated these shares as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock wards granted pursuant to our LTIP and MSPP. We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the three months ended June 30, 2010 and 2009 for an aggregate price of approximately $1.4 million and $1.0 million, respectively, and 0.2 million shares of certain vested LTIP and MSPP shares during each of the six months ended June 30, 2010 and 2009 for an aggregate price of approximately $5.2 million and $2.6 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
	(In millions)
April 1, 2010 to April 30, 2010	22,122	$38.17	—	$94.8
May 1, 2010 to May 31, 2010	936,574	$34.45	916,755	$63.2
June 1, 2010 to June 30, 2010	250,000	$33.86	250,000	$54.7
Total	1,208,696	$34.40	1,166,755	$54.7

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Second Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 16, 2006, File No. 000-51251).

3.3
Amendment No. 1 to the Second Amended and Restated Bylaws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).

10.1
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.2
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.3
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from Appendix D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.4
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from Appendix C to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.5
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.6
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL 101.DEF	XBRL Taxonomy Calculation Linkbase Document.** XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Management Compensation Plan or Arrangement
**	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Michael S. Coggin
Michael S. Coggin
Senior Vice President and
Chief Accounting Officer (Principal Accounting Officer)

Date: August 2, 2010

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

10.1
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.2
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.3
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from Appendix D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.4
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from Appendix C to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.5
Amendment, dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

10.6
Amendment, dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL 101.DEF	XBRL Taxonomy Calculation Linkbase Document.** XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Management Compensation Plan or Arrangement
**	Furnished electronically herewith