Form 10-Q
period 2010-09-30
LIFEPOINT HOSPITALS, INC.
filed 2010-10-29
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 22, 2010, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 52,701,698.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$832.3	$745.0	$2,409.1	$2,215.8

Salaries and benefits	324.8	295.8	935.1	875.0
Supplies	112.9	102.3	330.5	304.2
Other operating expenses	158.5	134.4	444.2	405.7
Provision for doubtful accounts	116.3	98.7	323.4	281.1
Depreciation and amortization	36.4	35.1	109.2	106.1
Interest expense, net	26.2	25.5	77.2	77.2
Debt extinguishment costs	2.4	—	2.4	—
	777.5	691.8	2,222.0	2,049.3

Income from continuing operations before income taxes	54.8	53.2	187.1	166.5
Provision for income taxes	15.6	20.5	65.5	64.2
Income from continuing operations	39.2	32.7	121.6	102.3

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	0.3	(0.7)	—	(3.9)
Loss on sale of hospital	—	—	—	(0.6)
Income (loss) from discontinued operations	0.3	(0.7)	—	(4.5)

Net income	39.5	32.0	121.6	97.8
Less: Net income attributable to noncontrolling interests	(0.7)	(0.6)	(2.3)	(1.7)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$31.4	$119.3	$96.1

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders (a):
Continuing operations	$0.74	$0.60	$2.26	$1.91
Discontinued operations	—	(0.01)	—	(0.08)
Net income	$0.74	$0.59	$2.26	$1.83

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders (a):
Continuing operations	$0.72	$0.59	$2.21	$1.88
Discontinued operations	—	(0.01)	—	(0.08)
Net income	$0.73	$0.58	$2.21	$1.80

Weighted average shares and dilutive securities outstanding:
Basic	52.0	53.0	52.8	52.7
Diluted	53.1	53.9	54.0	53.5

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$38.5	$32.1	$119.3	$100.6
Income (loss) from discontinued operations, net of income taxes	0.3	(0.7)	—	(4.5)
Net income	$38.8	$31.4	$119.3	$96.1

(a) Total per share amounts may not add due to rounding.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
	September 30,	December 31,
	2010	2009(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211.3	$187.2
Accounts receivable, less allowances for doubtful accounts of $481.2 and $433.2 at September 30, 2010 and December 31, 2009, respectively	372.4	325.2
Inventories	82.0	75.3
Prepaid expenses	14.6	12.0
Income taxes receivable	2.2	10.0
Deferred tax assets	98.1	121.3
Other current assets	26.9	23.1
	807.5	754.1

Property and equipment:
Land	88.9	75.5
Buildings and improvements	1,521.8	1,377.0
Equipment	927.4	840.9
Construction in progress (estimated cost to complete and equip after September 30, 2010 is $53.3)	39.9	19.9
	2,578.0	2,313.3
Accumulated depreciation	(912.2)	(813.9)
	1,665.8	1,499.4

Deferred loan costs, net	28.1	23.0
Intangible assets, net	74.9	68.6
Other	6.0	5.2
Goodwill	1,525.6	1,523.0
Total assets	$4,107.9	$3,873.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78.2	$77.3
Accrued salaries	90.4	81.8
Interest rate swap	13.7	—
Other current liabilities	113.0	108.1
Current maturities of long-term debt	1.3	1.0
	296.6	268.2

Long-term debt	1,560.5	1,398.8
Deferred income tax liabilities	207.1	176.9
Reserves for self-insurance claims and other liabilities	113.8	135.3
Long-term income tax liability	19.8	51.3
Total liabilities	2,197.8	2,030.5

Redeemable noncontrolling interests	15.3	12.0

Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 61,218,574 and 60,262,399 shares issued at September 30, 2010 and December 31, 2009, respectively	0.6	0.6
Capital in excess of par value	1,278.2	1,246.4
Accumulated other comprehensive loss	(7.8)	(17.4)
Retained earnings	867.8	748.5
Common stock in treasury, at cost, 8,425,243 and 5,476,930 shares at September 30, 2010 and December 31, 2009, respectively	(247.8)	(150.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,891.0	1,827.7
Noncontrolling interests	3.8	3.1
Total equity	1,894.8	1,830.8
Total liabilities and equity	$4,107.9	$3,873.3

(a)  Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash flows from operating activities:
Net income	$39.5	$32.0	$121.6	$97.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.3)	0.7	—	4.5
Stock-based compensation	5.7	5.9	16.8	16.5
Depreciation and amortization	36.4	35.1	109.2	106.1
Amortization of physician minimum revenue guarantees	4.4	3.5	12.4	9.7
Amortization of convertible debt discounts	5.7	5.3	16.7	15.6
Amortization of deferred loan costs	1.6	2.1	5.6	5.8
Debt extinguishment costs	2.4	—	2.4	—
Deferred income tax benefits	(9.6)	(14.2)	(26.3)	(24.9)
Long-term income tax liability benefits	(8.3)	—	(8.3)	—
Reserves for self-insurance claims, net of payments	5.0	0.7	9.3	11.8
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(1.8)	5.3	(28.2)	(10.1)
Inventories and other current assets	0.1	(0.5)	(2.4)	(3.4)
Accounts payable and accrued expenses	15.8	(13.4)	(3.9)	(19.1)
Income taxes payable/receivable	17.6	6.3	57.3	17.3
Other	(0.6)	1.5	(0.5)	1.7
Net cash provided by operating activities — continuing operations	113.6	70.3	281.7	229.3
Net cash (used in) provided by operating activities — discontinued operations	(0.5)	3.9	(1.2)	1.0
Net cash provided by operating activities	113.1	74.2	280.5	230.3

Cash flows from investing activities:
Purchase of property and equipment	(48.4)	(33.7)	(122.0)	(118.8)
Acquisitions, net of cash acquired	(142.2)	—	(184.9)	(79.7)
Proceeds from sale of business	—	—	—	3.9
Net cash used in investing activities – continuing operations	(190.6)	(33.7)	(306.9)	(194.6)
Net cash provided by investing activities – discontinued operations	—	9.1	—	19.5
Net cash used in investing activities	(190.6)	(24.6)	(306.9)	(175.1)

Cash flows from financing activities:
Proceeds from borrowings	400.0	—	400.0	—
Payments on borrowings	(255.2)	—	(255.2)	(13.5)
Repurchases of common stock	(46.9)	(0.4)	(97.4)	(3.0)
Payment of debt financing costs	(8.7)	—	(13.1)	—
Proceeds from exercise of stock options	1.2	0.3	14.7	9.9
Proceeds from employee stock purchase plans	0.4	0.6	1.0	1.0
Distributions to noncontrolling interests	(0.7)	(0.7)	(1.6)	(1.4)
(Purchase of) proceeds from redeemable noncontrolling interests	(0.8)	—	3.1	(0.8)
Capital lease payments and other	(0.2)	(1.9)	(1.0)	(3.6)
Net cash provided by (used in) financing activities	89.1	(2.1)	50.5	(11.4)

Change in cash and cash equivalents	11.6	47.5	24.1	43.8
Cash and cash equivalents at beginning of period	199.7	72.0	187.2	75.7
Cash and cash equivalents at end of period	$211.3	$119.5	$211.3	$119.5

Supplemental disclosure of cash flow information:
Interest payments	$16.0	$15.7	$50.7	$54.4
Capitalized interest	$0.3	$0.2	$0.6	$0.8
Income taxes paid, net	$16.0	$24.9	$42.8	$68.5

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2010
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (loss)	Earnings	Stock	Interests	Total

Balance at December 31, 2009 (a)	54.8	$0.6	$1,246.4	$(17.4)	$748.5	$(150.4)	$3.1	$1,830.8
Comprehensive income:
Net income	—	—	—	—	119.3	—	2.3	121.6
Net change in fair value of interest rate swap, net of tax provision of $5.0	—	—	—	9.6	—	—	—	9.6
Total comprehensive income								131.2
Exercise of stock options, including tax benefits of stock-based awards and other	0.5	—	14.1	—	—	—	—	14.1
Stock activity in connection with employee stock purchase plan	—	—	1.0	—	—	—	—	1.0
Stock-based compensation	0.4	—	16.8	—	—	—	—	16.8
Repurchases of common stock, at cost	(2.9)	—	—	—	—	(97.4)	—	(97.4)
Cash distributions to noncontrolling interests	—	—	(0.1)	—	—	—	(1.6)	(1.7)
Balance at September 30, 2010	52.8	$0.6	$1,278.2	$(7.8)	$867.8	$(247.8)	$3.8	$1,894.8

(a) Derived from audited consolidated financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
Unaudited

Note 1. Basis of Presentation

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At September 30, 2010, on a consolidated basis, the Company operated 52 hospital campuses in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include LifePoint corporate overhead costs, which were $31.2 million and $24.2 million for the three months ended September 30, 2010 and 2009, respectively, and $85.7 million and $75.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 2. Acquisitions

HighPoint Health Systems (“HighPoint”)

Effective September 1, 2010, the Company acquired Sumner Regional Health Systems, subsequently renamed HighPoint Health Systems, for approximately $145.0 million plus net working capital.  HighPoint includes Sumner Regional Medical Center a 155 bed hospital located in Gallatin, Tennessee, Trousdale Medical Center, a 25 bed hospital located in Hartsville, Tennessee and Riverview Regional Medical Center, a two campus hospital system with a combined 88 beds in Carthage, Tennessee.  The Company has committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years.  The results of operations of HighPoint are included in the Company’s results of operations beginning September 1, 2010.

The fair values assigned to certain assets acquired and liabilities assumed have been prepared on a preliminary basis and are subject to change as new facts and circumstances emerge. Specifically, the Company is further assessing the valuation of the property and equipment and accounts receivable acquired.  The Company expects to finalize its analyses during the fourth quarter of 2010. Once finalized, the Company will adjust the purchase price allocations to reflect its final assessments.  The preliminary fair values assigned to HighPoint’s assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Total assets acquired	$166.5
Total liabilities assumed	(8.9)
Net assets acquired	$157.6

See accompanying notes.

Clark Regional Medical Center (“Clark”)

Effective May 1, 2010, the Company acquired the operations, working capital and equipment of Clark, a 100 bed hospital located in Winchester, Kentucky for $10.1 million, of which $1.2 million has been allocated to goodwill.  In connection with this transaction, the Company entered into a lease agreement for the existing Clark hospital.  The Company has committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility. The Company anticipates opening the replacement hospital approximately 18 to 24 months after construction begins.  The Company began construction during the third quarter of 2010.  The results of operations of Clark are included in the Company’s results of operations beginning May 1, 2010.

Ancillary Service-Line Acquisitions

Additionally, during the nine months ended September 30, 2010, the Company completed certain ancillary service-line acquisitions, including physician practices, totaling $17.2 million, of which $8.9 million was allocated to non-competition agreements.

Note 3. Repurchases of Common Stock

In August 2009, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expires in February 2011.  The Company is not obligated to repurchase any specific number of shares under the 2009 Repurchase Plan.

In connection with the 2009 Repurchase Plan, the Company repurchased approximately 1.4 million and 2.7 million shares for an aggregate purchase price, including commissions, of approximately $42.3 million and $87.6 million at an average purchase price of $31.91 and $33.03 per share, respectively, for the three and nine months ended September 30, 2010.  There were no repurchases made under the 2009 Repurchase Plan during the three or nine months ended September 30, 2009.  The Company has designated the shares repurchased under the 2009 Repurchase Plan as treasury stock.

In September 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of the Company’s common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012.  As with the 2009 Repurchase Plan, the Company is not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan.  In connection with the 2010 Repurchase Plan, the Company entered into a trading plan in accordance with the United States Securities and Exchange Commission (the “SEC”) Rule 10b5-1 to facilitate repurchases of its common stock (the “2010 Trading Plan”).  The 2010 Trading Plan became effective on September 22, 2010 and expires on November 2, 2010.

In connection with the 2010 Repurchase Plan, the Company repurchased approximately 0.1 million shares for an aggregate purchase price, including commissions, of approximately $4.3 million at an average purchase price of $34.00 per share during both the three and nine months ended September 30, 2010, all of which was purchased in accordance with the 2010 Trading Plan. The Company has designated the shares repurchased under the 2010 Repurchase Plan as treasury stock.

Shares authorized for repurchase, amounts repurchased through September 30, 2010 and remaining amounts available for repurchase as of September 30, 2010 under the 2009 Repurchase Plan and 2010 Repurchase Plan are as follows:

	2009 Repurchase Plan			2010 Repurchase Plan
	Amount (In millions)	Total Number Of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number Of Shares Repurchased (In millions)	Weighted Average Price Paid per Share

Amount authorized to repurchase	$100.0	N/A	N/A	$150.0	N/A	N/A
Less: Amount repurchased through September 30, 2010	87.6	2.7	$33.03	4.3	0.1	$34.00
Remaining amount authorized to repurchase as of September 30, 2010	$12.4	N/A	N/A	$145.7	N/A	N/A

 Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the nine months ended September 30, 2010 and 2009 for an aggregate price of approximately $5.5 million and $3.0 million, respectively. There was a nominal amount of shares that were redeemed during each of the three months ended September 30, 2010 and 2009.  The Company has designated these shares as treasury stock.

Note 4. Long-Term Debt

Credit Agreement

Effective February 26, 2010, the Company amended its existing credit agreement with Citicorp North America, Inc. as administrative agent, and a syndicate of lenders (the “Credit Agreement”). The amendment extended the maturity date of $443.7 million of the Company’s $692.9 million then outstanding term B loans (“Term B Loans”) from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of capacity available under the Company’s revolving loans (the “Revolving Loans”) from April 15, 2010 to December 15, 2012. The maturity date for the extended portion of the Term B Loans is contingent upon the refinancing of the Company’s outstanding 3½% Convertible Senior Subordinated Notes due May 15, 2014 (the “3½% Notes”) beyond their current maturity date of May 15, 2014. In the event the Company does not refinance its 3½% Notes, the extended portion of the Term B Loans will mature on February 13, 2014. In consideration of the extension in maturity dates, the amendment increased the applicable interest rates from an adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a margin of 1.625% to an Adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans. Additionally, the amendment increased the applicable interest rates from an Adjusted LIBOR plus a margin of 1.750% to an Adjusted LIBOR plus a margin of 2.750% for outstanding Revolving Loans, subject to adjustment for changes in the Company’s maximum total leverage ratio calculations. Furthermore, the amendment increased the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625% with a step-down to 0.500% if the Company’s total leverage ratio is 2.50:1.00. The remaining amounts outstanding under the Company’s Term B Loans, for which the maturity date and interest rate remained unchanged, was repaid during the third quarter of 2010 out of the proceeds from the issuance of the 6.625% Senior Notes described in more detail within this note.

6.625% Senior Notes

Effective September 23, 2010, the Company issued $400.0 million of 6.625%  unsecured senior notes due October 1, 2020 in a private placement with The Bank of New York Mellon Trust Company, N.A., as trustee (the “6.625% Senior Notes”).  The net proceeds from this issuance were partially used to repay a portion of the Company’s outstanding borrowings under its Term B Loans and a portion of the Company’s outstanding borrowings under its Province 7½% Senior Subordinated Notes (“Province 7½% Notes”).  The Company intends to use the remaining proceeds from the borrowings under its 6.625% Senior Notes for general corporate purposes, which may include the repurchase of its outstanding common stock from time to time pursuant to its 2009 Repurchase Plan and 2010 Repurchase Plan.  The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011.  The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future subsidiaries that guarantee the Company’s Credit Agreement.

The Company may redeem up to 35% of the aggregate principal amount of its 6.625% Senior Notes, at any time before October 1, 2013, with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 106.625% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of its 6.625% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

The Company may redeem its 6.625% Senior Notes, in whole or in part, at any time prior to October 1, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable makewhole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may redeem its 6.625% Senior Notes, in whole or in part, at any time on or after October 1, 2015, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

October 1, 2015 to September 30, 2016	103.313%
October 1, 2016 to September 30, 2017	102.208%
October 1, 2017 to September 30, 2018	101.104%
October 1, 2018 and thereafter	100.000%

If the Company experiences a change of control under certain circumstances, the Company must offer to repurchase all of the 6.625% Senior Notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The 6.625% Senior Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale-leaseback transactions.

Debt Extinguishment Costs

In connection with the Company’s issuance of its 6.625% Senior Notes, its partial repayments of its Term B Loans and its Province 7½% Notes, the Company recorded $2.4 million of debt extinguishment costs, or $1.5 million net of income taxes.  The debt extinguishment costs include $1.2 million of previously capitalized loan costs and $1.2 million of loan costs related to the issuance of the 6.625% Senior Notes that the Company expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments.

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement.  In accordance with Accounting Standards Codification (“ASC”) 815-10, “Derivatives and Hedging”, (“ASC 815-10”) the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in its balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company assesses the effectiveness of its interest rate swap on a quarterly basis. In connection with the Company’s quarterly assessment for the three months ended September 30, 2010, the Company determined the hedge to be partially ineffective because the notional amount of the interest rate swap in effect during the three months ended September 30, 2010 exceeded the Company’s outstanding variable rate borrowings under its Credit Agreement.  The Company recognized an increase in interest expense of approximately $0.1 million related to the ineffective portion of the Company’s cash flow hedge during the three and nine months ended September 30, 2010.  The Company completed its quarterly assessments during the three months ended September 30, 2009 and during each of the quarters for the nine months ended September 30, 2009 and determined that its cash flow hedge was effective.

As of September 30, 2010 and December 31, 2009, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Interest rate swap	$13.7	$—
	Reserves for self-insurance claims and other liabilities	$—	$28.3

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and nine  months ended September 30, 2010 and 2009 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)				Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009		2010	2009	2010	2009
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$4.8	$3.2	$14.6	$10.1	Interest expense, net	$(0.1)	$—	$(0.1)	$—

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

The observable market three-month LIBOR forward interest rates used are as follows:

Settlement Date	Three-month LIBOR Forward Interest Rates
November 30, 2010	0.29938%
February 28, 2011	0.34491
May 30, 2011	0.39813

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

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 (in millions):
	September 30,	December 31,
	2010	2009
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$85.7	$77.5
Accumulated amortization	(35.7)	(26.4)
Net total	50.0	51.1
Non-competition agreements
Gross carrying amount	29.3	20.4
Accumulated amortization	(11.3)	(9.4)
Net total	18.0	11.0
Total amortized intangible assets
Gross carrying amount	115.0	97.9
Accumulated amortization	(47.0)	(35.8)
Net total	68.0	62.1
Indefinite-lived intangible assets:
Certificates of need	6.9	6.5
Total intangible assets:
Gross carrying amount	121.9	104.4
Accumulated amortization	(47.0)	(35.8)
Net total	$74.9	$68.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of September 30, 2010 and December 31, 2009, the Company’s liability for contract-based physician minimum revenue guarantees was $18.2 million and $18.7 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

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

Note 6. Accounting for Income Taxes

During the three months ended September 30, 2010, the Company filed applications with the Internal Revenue Service (“IRS”) that automatically allowed the Company to change its tax accounting method related to worthless accounts receivable.  As a result of this tax accounting method change, the Company reduced its long term income tax liability for unrecognized tax benefits and a related deferred tax asset by $29.2 million. Additionally, the Company reduced its income tax provision by $4.5 million of related and previously accrued interest expense.

Additionally, during the three months ended September 30, 2010, the Company recorded the federal income tax impact of its reconciliation of the income tax provision to the income tax return for its year ended December 31, 2009. This resulted in an increase in the Company’s income taxes receivable and net deferred income tax balances by $51.0 million. These increases are primarily the result of method change applications filed with the IRS during the three months ended September 30, 2010.

Finally, the statutes of limitation on various income tax returns for the year ended December 31, 2006 expired during the three months ended September 30, 2010.  As a result of the expiration of the statutes of limitation, the Company reduced its income tax provision by $0.7 million related to its reversal of interest that it had accrued for these income tax returns.

The following table provides a rollforward of the various tax balances from December 31, 2009 to September 30, 2010 and reflects changes resulting from the Company’s tax accounting method changes, the expiration of the statutes of limitation on various income tax returns, interest accrual reversals, federal income tax impact of the income tax provision to income tax return reconciliation and other items (in millions):

	Income Taxes	Deferred Income	Long-Term Income Tax
	Receivable	Taxes, Net	Liability
Balance at December 31, 2009	$10.0	$(55.6)	$(51.3)
Adjustments resulting from tax accounting method change related to worthless accounts receivable	—	(29.2)	29.2
Reversal of interest accrued as a result of tax accounting method change related to worthless accounts receivable	—	(2.2)	6.7
Federal income tax impact of the income tax provision to income tax return reconciliation	51.0	(51.0)	—
Reversal of interest accrued as a result of the expiration of statutes of limitations on various income tax returns	—	(0.4)	1.1
Other	(0.6)	0.6	(5.9)
Year to date (provision for) benefit from income taxes	(100.3)	28.5	—
Year to date income taxes paid, net	42.1	0.3	0.4
Balance at September 30, 2010	$2.2	$(109.0)	$(19.8)

A reconciliation of the federal income tax and statutory federal income tax rate to the Company’s provision for income taxes and effective income tax rate, respectively, on income from continuing operations before income taxes and including net income from noncontrolling interests for the three and nine months ended September 30, 2010 and 2009, giving effect to the net (reversal) accrual of interest on the long-term income tax liability and the expiration of the statutes of limitations on various income tax returns is as follows (dollars in millions):

	Three Months Ended September 30,			Three Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Federal income taxes	$18.9	$18.4	$0.5	35.0%	35.0%	—	bps
State income taxes, net of federal income tax benefit	1.5	1.4	0.1	2.7	2.7	—
Net (reversal) accrual of interest on the long-term income tax liability	(5.2)	0.6	(5.8)	(9.6)	1.1	(1,070)
Other items, net	0.4	0.1	0.3	0.7	0.3	40
Effective income taxes/rate	$15.6	$20.5	$(4.9)	28.8%	39.1%	(1,030	)bps

	Nine Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Federal income taxes	$64.6	$57.7	$6.9	35.0%	35.0%	—	bps
State income taxes, net of federal income tax benefit	5.1	4.5	0.6	2.8	2.8	—
Net (reversal) accrual of interest on the long-term income tax liability	(4.5)	1.8	(6.3)	(2.4)	1.2	(360)
Other items, net	0.3	0.2	0.1	—	—	—
Effective income taxes/rate	$65.5	$64.2	$1.3	35.4%	39.0%	(360	)bps

The increases as a result of the effect of the reversal of interest expense in connection with the Company’s tax accounting method change related to worthless accounts receivable for the three and nine months ended September 30, 2010 is as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Income from continuing operations	$4.5	$4.5
Net income attributable to LifePoint Hospitals, Inc.	$4.5	$4.5
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders, continuing operations	$0.09	$0.09
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders, continuing operations	$0.08	$0.08

As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions and long-term income tax liability could likely change over the next three months by an amount ranging from zero to $2.0 million.  This change would positively impact the Company’s income from continuing operations and net income attributable to LifePoint Hospitals, Inc.

Note 7. Stock-Based Compensation

The Company issues stock options and other stock-based awards (nonvested stock, restricted stock units, performance awards and deferred stock units) to key employees and non-employee directors under its LTIP, MSPP and the Amended and Restated Outside Directors Stock and Incentive Compensation Plan (“ODSICP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes stock-based compensation expense based on the estimated grant date fair value of each stock-based award.

Stock Options

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2010 and 2009 using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The Company granted stock options to purchase 1,272,938 and 925,090 shares of the Company’s common stock to certain key employees under the LTIP during the nine months ended September 30, 2010 and 2009, respectively. The stock options that were granted during the nine months ended September 30, 2010 and 2009 vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	40.0%	40.3%
Risk free interest rate (range)	0.06% - 3.69%	0.10% - 3.58%
Expected dividends	—	—
Average expected term (years)	5.4	5.4
Fair value per share of stock options granted	$10.95	$8.01

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $4.4 million and $7.9 million, respectively. The Company received $1.2 million and $0.3 million during the three months ended September 30, 2010 and 2009, respectively, and $14.7 million and $9.9 million during the nine months ended September 30, 2010 and 2009, respectively, in cash from stock option exercises. The actual tax benefit realized for the tax deductions from stock option exercises totaled $3.2 million during the nine months ended September 30, 2009.  There was a nominal amount of tax benefit realized for the tax deductions from stock option exercises during the three and nine months ended September 30, 2010 and during the three months ended September 30, 2009.

As of September 30, 2010, there was $13.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to five years.

During the nine months ended September 30, 2010 and 2009, the Company granted 506,773 and 863,935 shares, respectively, of other stock-based awards under its LTIP, MSPP and ODSICP plans to certain key employees and non-employee directors. Of the 506,773 other stock-based awards granted during the nine months ended September 30, 2010, 369,048 cliff-vest three years from the grant date, 110,250 ratably vest over the three year period from the grant date and 27,475 cliff-vest six months and one day from the grant date. Of the 863,935 nonvested shares granted during the nine months ended September 30, 2009, 333,925 ratably vest over the three year period from the grant date, 395,248 cliff-vest three years from the grant date, 50,000 cliff-vest four years from the grant date, 50,000 cliff-vest five years from the grant date and 34,762 cliff-vested six months and one day from the grant date. The weighted average fair market value at the date of grant of the 506,773 and 863,935 shares of nonvested stock awards was $29.41 and $20.71 per share, respectively.

Of the other stock-based awards granted under the LTIP during the nine months ended September 30, 2010, 317,000 shares are performance-based. In addition to requiring continuing service of an employee, the vesting of these other stock-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. Under the LTIP, if these goals are achieved, the other stock-based awards will cliff-vest three years after the grant date. Of the other stock-based awards granted under the LTIP during the nine months ended September 30, 2009, 307,500 were performance-based.  The performance criteria for these awards have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and contain three year cliff-vesting after the grant date provisions.  The fair value for each of these other stock-based awards was determined based on the closing price of the Company’s common stock on the day prior to the grant date and assumes that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the nine months ended September 30, 2010, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

As of September 30, 2010, there was $17.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted under the LTIP, MSPP and ODSICP plans. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

Summary

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other stock-based awards	$3.5	$4.2	$10.4	$11.4
Stock options	2.2	1.7	6.4	5.1
Total stock-based compensation expense	$5.7	$5.9	$16.8	$16.5
Tax benefit on stock-based compensation expense	$2.3	$2.5	$6.7	$7.1

The Company did not capitalize any stock-based compensation cost during the three month and nine months ended September 30, 2010 or 2009. As of September 30, 2010, there was $31.2 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

Note 8. Fair Values of Financial Instruments

In accordance with ASC 825-10, “Financial Instruments”, the fair value of the Company’s financial instruments are further described below.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

The Company’s Term B Loans under its Credit Agreement, 6.625% Senior Notes, 3½% Notes and 3¼% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3¼% Debentures”) were the only long-term debt instruments where the carrying amounts differed from their fair value as of September 30, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of September 30, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Term B Loans	$443.7	$692.9	$441.5	$673.8
6.625% Senior Notes	$400.0	N/A	$406.0	N/A
3½% Notes, excluding unamortized discount	$575.0	$575.0	$572.8	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$220.5	$206.2

The fair values of the Company’s Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures were based on the quoted prices at September 30, 2010 and December 31, 2009.  Effective February 26, 2010, the Company amended its existing Credit Agreement, as further described in Note 4, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. Additionally, effective September 23, 2010, the Company issued its 6.625% Senior Notes, a portion of the proceeds from which were used to repay $249.2 million of the outstanding borrowings under the Company’s Term B Loans.

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

The fair value of the Company’s interest rate swap at September 30, 2010 and December 31, 2009 reflects a liability of approximately $13.7 million and $28.3 million, respectively.  The interest rate swap is included as a current liability under the caption interest rate swap at September 30, 2010 and as a long-term liability included as a component of reserves for self-insurance claims and other liabilities at December 31, 2009 in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 4.

Note 9. Discontinued Operations

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

Interest expense is allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million during the nine months ended September 30, 2009. There were no allocations of interest expense to discontinued operations for the three months ended September 30, 2010 and 2009 or the nine months ended September 30, 2010.

The revenues (revenue deductions), income (loss) before income taxes, and net income (loss) of discontinued operations for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues (revenue deductions)	$—	$0.2	$(0.5)	$16.3
Income (loss) before income tax benefits	$0.4	$(1.1)	$—	$(6.8)
Net income (loss)	$0.3	$(0.7)	$—	$(3.9)

Note 10. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$39.2	$32.7	$121.6	$102.3
Less: Net income attributable to noncontrolling interests	(0.7)	(0.6)	(2.3)	(1.7)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	38.5	32.1	119.3	100.6
Income (loss) from discontinued operations, net of income taxes	0.3	(0.7)	—	(4.5)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$31.4	$119.3	$96.1
Denominator:
Weighted average shares outstanding — basic	52.0	53.0	52.8	52.7
Effect of dilutive securities: stock options and other stock-based awards	1.1	0.9	1.2	0.8
Weighted average shares outstanding — diluted	53.1	53.9	54.0	53.5

Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders (a):
Continuing operations	$0.74	$0.60	$2.26	$1.91
Discontinued operations	—	(0.01)	—	(0.08)
Net income	$0.74	$0.59	$2.26	$1.83

Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders (a):
Continuing operations	$0.72	$0.59	$2.21	$1.88
Discontinued operations	—	(0.01)	—	(0.08)
Net income	$0.73	$0.58	$2.21	$1.80

(a) Total per share amounts may not add due to rounding.

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impacts of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

Note 11. Contingencies

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $31.6 million at September 30, 2010. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $18.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively, restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The Company has incurred approximately $39.9 million in uncompleted projects as of September 30, 2010, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2010, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $53.3 million. As discussed in Note 2. Acquisitions, the Company has committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years and approximately $60.0 million to build and equip a new hospital to replace the current hospital facility at Clark over the next 2 years. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

Note 12. Subsequent Events

In accordance with the provisions of ASC 855-10, “Subsequent Events”, the Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our 2009 Annual Report on Form 10-K. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure, including the use of proceeds from the Company’s recent debt issuance; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations and the increasing costs associated with compliance; the impact of national healthcare reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; future capital expenditures, including capital expenditures related to information systems, the replacement hospital at Clark and the aggregate capital commitment to HighPoint; claims and legal actions relating to professional liabilities, governmental investigations and other matters; and physician recruiting and retention, including trends in physician employment.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “seek,” “anticipate,” “intend,” “target,” “continue” or similar expressions. You should not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement.  We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

Overview

We operate general acute care hospitals in non-urban communities in the United States. At September 30, 2010, on a consolidated basis and including our recent HighPoint acquisition effective September 1, 2010, we operated 52 hospital campuses in 17 states, having a total of 5,907 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated $832.3 million and $745.0 million during the three months ended September 30, 2010 and 2009, respectively, and $2,409.1 million and $2,215.8 million during the nine months ended September 30, 2010 and 2009, respectively, in revenues from continuing operations. For the three months ended September 30, 2010 and 2009, we derived 41.3% and 39.4%, respectively, and 40.8% and 40.1% for the nine months ended September 30, 2010 and 2009, respectively, of our revenues from continuing operations collectively from the Medicare and Medicaid programs. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the United States has a shortage of physicians in certain practice areas, including specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies because cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located.

Our business and our hospitals are highly regulated, and the penalties for noncompliance are severe. We are required to comply with extensive, extremely complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, and to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

Not only are our hospitals heavily regulated, the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance. Management believes compliance expenses will continue to grow in the foreseeable future.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share payments, to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as increased funding for fraud and abuse investigations and enforcement, requiring the use of recovery audit contractors in the Medicaid program, and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Two of our facilities, Havasu Regional Medical Center and Western Plains Medical Complex, have physician ownership and are subject to the ownership and expansion restrictions contained in the Acts. Because a majority of the measures contained in the Acts do not take effect until 2013, it is difficult to predict the impact the Acts will have on our facilities. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business, financial condition and results of operations.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, significantly revised based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services has already begun to implement some of the Medicare reimbursement reductions required by the Acts. These revisions will likely be more frequent and significant as more of the Act’s changes and cost-saving measures become effective.

In addition, many of the states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to reduce Medicaid coverage and program eligibility, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Education, Jobs, and Medicaid Assistance Act, which increased Federal Medical Assistance Percentage (“FMAP”) payments through June 30, 2011. We cannot predict if the increased FMAP payments will be further extended or the impact that the phase-out of the increased FMAP payments will have on state Medicaid programs in the future.

Adoption of Electronic Health Records

The HITECH Act was enacted into law on February 17, 2009 as part of ARRA.  The HITECH Act includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals.  We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives.  We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

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

During the third quarter of 2010, the United States Department of Health and Human Services (“DHHS”) withdrew the final rule regarding security breach notification from Office of Management and Budget review to allow for further consideration, given DHHS’s experience to date in administering the regulations.  Until such time as a new final rule is issued, the interim final rule regarding security breach notification that became effective on September 23, 2009 remains in effect.

Business Strategy

We seek to fulfill our mission of Making Communities Healthier® by striving to improve the quality and types of healthcare services available in our communities, provide physicians with a positive environment in which to practice medicine and access to necessary equipment and resources, develop and provide a positive work environment for employees, expand each hospital’s role as a community asset, and improve each hospital’s financial performance. We expect our hospitals to be the place where patients choose to come for care, where physicians want to practice medicine and where employees want to work.

Opportunities in Existing Markets

We believe that growth opportunities remain in our existing markets.  Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether those physicians are active members of their respective medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. Beginning in 2008 and throughout 2009, we added resources at our corporate office to better coordinate and enhance our recruiting functions.  During 2009 and 2010, we continued to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities.

Additionally, we believe that growth can be achieved by demonstrating the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients.  The quality (both actual and perceived) of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care and to physicians when deciding where to practice. Because in virtually every case the CMS core measure scores ascribed to our hospitals is impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems scores, an important measure of patients’ perspectives of hospital care. We are committed to further improving our hospitals’ scores through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.

In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care.  We believe this fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies.

For the past two years, we have undertaken redesigned operating reviews of our hospitals to pinpoint new service lines or technologies that could reduce the outmigration of patients leaving our markets to receive healthcare services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to grow.

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

Acquisitions

Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that strategic acquisitions can supplement the growth we believe we can generate organically in our existing markets.  We believe that our acquisition of HighPoint effective September 1, 2010 and our acquisition of Clark effective May 1, 2010, along with our commitment to build and equip a replacement hospital facility for Clark, are consistent with our acquisition strategy.

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

Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. We must comply with these rules and regulations to continue to be eligible to participate in the Medicare and Medicaid programs. These rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as throughout 2010 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.

In recent periods, our business has experienced a shift in revenue from inpatient admissions to outpatient procedures.  This trend has occurred due to a variety of factors including our strategic focus on improving our emergency departments and diagnostic lines of business.  In addition, our hospitals, like those of other hospital companies, have experienced a shift from inpatient admissions to outpatient observations for a portion of our patient population. We believe the reasons for this shift, include, but are not limited to, the continuing competition from various providers and utilization pressure by both governmental programs and commercial insurance payors.

For additional information about our revenue sources, please also refer to the discussion above under the subheading “Medicare and Medicaid Reimbursement.”

Results of Operations

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Admissions.   Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

bps.   Basis point change.

Continuing operations. Continuing operations information includes the results of our same-hospital operations and our recent HighPoint and Clark acquisitions but excludes the results of our hospitals that have previously been disposed.

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

Same-hospital. Same-hospital information includes the results of our corporate office and the same 47 hospitals operated during the three and nine months ended September 30, 2010 and 2009.  Same-hospital information includes the results of Rockdale Medical Center, a 146 bed hospital located in Conyers, Georgia, which we acquired effective February 1, 2009.  Same-hospital information excludes the results of HighPoint, which we acquired effective September 1, 2010, Clark, which we acquired effective May 1, 2010, and our hospitals that have previously been disposed.

Operating Results Summary

The following table presents summaries of results of operations for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$832.3	100.0%	$745.0	100.0%	$2,409.1	100.0%	$2,215.8	100.0%

Salaries and benefits	324.8	39.0	295.8	39.7	935.1	38.8	875.0	39.5
Supplies	112.9	13.6	102.3	13.7	330.5	13.7	304.2	13.7
Other operating expenses	158.5	19.0	134.4	18.0	444.2	18.5	405.7	18.3
Provision for doubtful accounts	116.3	14.0	98.7	13.3	323.4	13.4	281.1	12.7
Depreciation and amortization	36.4	4.4	35.1	4.8	109.2	4.5	106.1	4.8
Interest expense, net	26.2	3.1	25.5	3.4	77.2	3.2	77.2	3.5
Debt extinguishment costs	2.4	0.3	—	—	2.4	0.1	—	—
	777.5	93.4	691.8	92.9	2,222.0	92.2	2,049.3	92.5
Income from continuing operations before income taxes	54.8	6.6	53.2	7.1	187.1	7.8	166.5	7.5
Provision for income taxes	15.6	1.9	20.5	2.7	65.5	2.8	64.2	2.9
Income from continuing operations	39.2	4.7	32.7	4.4	121.6	5.0	102.3	4.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.6)	(0.1)	(2.3)	—	(1.7)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$38.5	4.6%	$32.1	4.3%	$119.3	5.0%	$100.6	4.5%

For the Three Months Ended September 30, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$832.3	$745.0	$87.3	11.7%
Admissions	46,159	46,354	(195)	(0.4)
Equivalent admissions	102,613	99,693	2,920	2.9
Revenues per equivalent admission	$8,111	$7,474	$637	8.5
Medicare case mix index	1.29	1.29	-	-
Average length of stay (days)	4.3	4.2	0.1	2.4
Inpatient surgeries	13,733	14,036	(303)	(2.2)
Outpatient surgeries	39,506	38,406	1,100	2.9
Emergency room visits	248,957	242,878	6,079	2.5
Outpatient factor	2.22	2.15	0.07	3.3

Same-hospital:
Revenues (dollars in millions)	$803.2	$745.0	$58.2	7.8%
Admissions	44,645	46,354	(1,709)	(3.7)
Equivalent admissions	98,562	99,693	(1,131)	(1.1)
Revenues per equivalent admission	$8,148	$7,474	$674	9.0
Medicare case mix index	1.30	1.30	-	-
Average length of stay (days)	4.3	4.2	0.01	2.4
Inpatient surgeries	13,355	14,036	(681)	(4.9)
Outpatient surgeries	38,123	38,406	(283)	(0.7)
Emergency room visits	238,430	242,878	(4,448)	(1.8)
Outpatient factor	2.21	2.15	0.06	2.8

The following table shows the sources of our revenues by payor for the three months ended September 30, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2010	2009	2010	2009
Medicare	28.2%	28.9%	28.4%	28.9%
Medicaid	13.1	10.5	13.1	10.5
HMOs, PPOs and other private insurers	39.3	44.5	39.1	44.5
Self-Pay	15.2	13.2	15.3	13.2
Other	4.2	2.9	4.1	2.9
	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30, 2010, our revenues increased by $58.2 million, or 7.8% to $803.2 million on a same-hospital basis as compared to $745.0 million for the same period last year.  Of the $58.2 million increase, $15.5 million relates to additional amounts we received from the state of Alabama in connection with settlements for disproportionate share payments and access payments, slightly offset by inpatient and outpatient rate reductions as a part of Alabama’s new state plan amendment for Alabama’s fiscal year ended September 30, 2010.  The remaining increase was the result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting, and an increase in our self-pay revenues as further discussed in our analysis of our provision for doubtful accounts for the three months ended September 30, 2010.  As a result, our revenues per equivalent admission on a same-hospital basis increased by 9.0% to $8,148 during the three months ended September 30, 2010, as compared to $7,474 for the same period last year.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$324.8	39.0%	$295.8	39.7%	$29.0	9.7%
Man-hours per equivalent admission	97.4	N/A	92.6	N/A	4.8	5.2%
Salaries and benefits per equivalent admission	$3,140	N/A	$2,924	N/A	$216	7.4%

Same-hospital:
Salaries and benefits (dollars in millions)	$312.1	38.9%	$295.8	39.7%	$16.3	5.5%
Man-hours per equivalent admission	96.3	N/A	92.6	N/A	3.7	4.0%
Salaries and benefits per equivalent admission	$3,141	N/A	$2,924	N/A	$217	7.4%

For the three months ended September 30, 2010, our salaries and benefits expense increased to $312.1 million, or 5.5%, on a same-hospital basis as compared to $295.8 million for the same period last year.  This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of an increasing number of employed physicians and their related support staff, higher employee medical benefit expenses and the impact of compensation increases for our employees.

On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 79, or 9.5%, to 908 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $4.3 million in our salaries and benefits expense for the three months ended September 30, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$112.9	13.6%	$102.3	13.7%	$10.6	10.3%
Supplies per equivalent admission	$1,100	N/A	$1,022	N/A	$78	7.6%

Same-hospital:
Supplies (dollars in millions)	$109.1	13.6%	$102.3	13.7%	$6.8	6.6%
Supplies per equivalent admission	$1,107	N/A	$1,022	N/A	$85	8.3%

For the three months ended September 30, 2010, our supplies expense increased to $109.1 million, or 6.6% on a same-hospital basis as compared to $102.3 million for the same period last year.  This increase in our same-hospital supplies expense for the three months ended September 30, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,107, or 8.3%, as compared to $1,022 for the same period last year.  Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cardiac devices and cancer related supplies, as well as an increase in our pharmacy supplies expense. As a percentage of revenues, our same-hospital supplies expense decreased slightly to 13.6% for the three months ended September 30, 2010 as compared to 13.7% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Professional fees	$20.9	2.5%	$18.9	2.5%	$2.0	10.7%
Utilities	14.9	1.8	13.3	1.8	1.6	12.7
Repairs and maintenance	18.1	2.2	16.0	2.2	2.1	13.0
Rents and leases	7.2	0.9	7.1	1.0	0.1	1.3
Insurance	9.7	1.2	9.7	1.3	—	(0.7)
Physician recruiting	5.4	0.6	6.7	0.9	(1.3)	(18.6)
Contract services	39.7	4.8	36.2	4.9	3.5	9.8
Non-income taxes	23.4	2.8	10.5	1.4	12.9	123.3
Other	19.2	2.2	16.0	2.0	3.2	20.6
	$158.5	19.0%	$134.4	18.0%	$24.1	18.1%

	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Same-hospital:
Professional fees	$19.6	2.4%	$18.9	2.5%	$0.7	3.7%
Utilities	14.4	1.8	13.3	1.8	1.1	8.8
Repairs and maintenance	17.5	2.2	16.0	2.2	1.5	8.7
Rents and leases	6.4	0.8	7.1	1.0	(0.7)	(10.1)
Insurance	9.5	1.2	9.7	1.3	(0.2)	(2.9)
Physician recruiting	5.3	0.7	6.7	0.9	(1.4)	(19.0)
Contract services	38.7	4.8	36.2	4.9	2.5	7.1
Non-income taxes	21.8	2.7	10.5	1.4	11.3	108.8
Other	19.0	2.3	16.0	2.0	3.0	19.2
	$152.2	18.9%	$134.4	18.0%	$17.8	13.4%

For the three months ended September 30, 2010, our other operating expenses increased to $152.2 million, or 13.4% on a same-hospital basis as compared to $134.4 million for the same period last year. This increase for the three months ended September 30, 2010 was primarily a result of increases in contract services, non-income taxes and other expenses.

On a same-hospital basis, our contract services expense increased primarily as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.

Our non-income taxes increased primarily as a result of $9.4 million in provider assessments paid to the state of Alabama under the new state plan amendment that is associated with the previously discussed Alabama disproportionate share and access payments.  Finally, our other expenses increased on a same-hospital basis as a result of additional training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal fees related to our recent acquisitions, including HighPoint, Clark and certain ancillary service-line acquisitions.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Provision for doubtful accounts (dollars in millions)	$116.3	14.0%	$98.7	13.3%	$17.6	17.7%
Related key indicators:
Charity care write-offs (dollars in millions)	$17.3	2.1%	$16.4	2.2%	$0.9	6.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$126.3	15.2%	$98.4	13.2%	$27.9	28.4%
Net revenue days outstanding (at end of period)	40.3	N/A	41.0	N/A	(0.7)	(1.7)%

Same-hospital:
Provision for doubtful accounts (dollars in millions)	$111.4	13.9%	$98.7	13.3%	$12.7	12.8%
Related key indicators:
Charity care write-offs (dollars in millions)	$17.1	2.1%	$16.4	2.2%	$0.7	4.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$122.9	15.3%	$98.4	13.2%	$24.5	24.9%
Net revenue days outstanding (at end of period)	39.7	N/A	41.0	N/A	(1.3)	(3.2)%

For the three months ended September 30, 2010, our provision for doubtful accounts increased by $17.6 million, or 17.7%, to $116.3 million on a continuing operations basis and by $12.7 million, or 12.8%, to $111.4 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended September 30, 2010. Self-pay revenues increased by $27.9 million over the same period last year and represented 15.2% of revenues, as compared to 13.2% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended September 30, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2009 Annual Report on Form 10-K.

Depreciation and Amortization

For the three months ended September 30, 2010, our depreciation and amortization expense increased to $36.4 million, or 3.7%, on a continuing operations basis as compared to $35.1 million for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions of HighPoint and Clark, capital improvement projects completed during 2009 and 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during 2010.

Interest Expense

Our interest expense increased by $0.7 million, or 2.9%, to $26.2 million, for the three months ended September 30, 2010, as compared to $25.5 million for the same period last year. The increase in interest expense for the three months ended September 30, 2010, as compared to the same period last year, was largely attributable to an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, at September 30, 2010 to $1,647.5 million as compared to $1,502.6 million at September 30, 2009 and increases in our applicable annual interest rates.  Effective September 23, 2010, we issued $400.0 million of 6.625% Senior Notes in a private placement.  The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes.  Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended September 30, 2010, on a weighted average basis, was 2.82%.  These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement.  As the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower than our fixed rate under the agreement of 5.585% for the three months ended September 30, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $15.6 million, or 1.9% of revenues, for the three months ended September 30, 2010, as compared to $20.5 million, or 2.7% of revenues, for the same period last year.  The effective tax rate decreased to 28.8% for the three months ended September 30, 2010, compared to 39.1% for the same period last year.  During the three months ended September 30, 2010, we filed applications with the IRS that automatically allowed us to change our tax accounting method related to worthless accounts receivable.  As a result of this tax accounting method change, we reduced our long term income tax liability for unrecognized tax benefits and a related deferred tax asset by $29.2 million. Additionally, we reduced our income tax provision by $4.5 million of related and previously accrued interest expense. Furthermore, as a result of the expiration of statutes of limitations on various income tax returns, we reduced our income tax provision by $0.7 million related to a reversal of interest that we had previously accrued for these income tax returns during the three months ended September 30, 2010.

A reconciliation of the federal income tax and statutory federal income tax rate to our provision for income taxes and effective income tax rate, respectively, on income from continuing operations before income taxes and including net income from noncontrolling interests for the three months ended September 30, 2010 and 2009, giving effect to the net (reversal) accrual of interest on the long-term income tax liability and the expiration of the statutes of limitations on various income tax returns is as follows (dollars in millions):

	Three Months Ended September 30,			Three Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Federal income taxes	$18.9	$18.4	$0.5	35.0%	35.0%	—	bps
State income taxes, net of federal income tax benefit	1.5	1.4	0.1	2.7	2.7	—
Net (reversal) accrual of interest on the long-term income tax liability	(5.2)	0.6	(5.8)	(9.6)	1.1	(1,070)
Other items, net	0.4	0.1	0.3	0.7	0.3	40
Effective income taxes/rate	$15.6	$20.5	$(4.9)	28.8%	39.1%	(1,030	)bps

For the Nine Months Ended September 30, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Continuing operations:
Revenues (dollars in millions)	$2,409.1	$2,215.8	$193.3	8.7%
Admissions	141,174	141,587	(413)	(0.3)
Equivalent admissions	303,665	295,492	8,173	2.8
Revenues per equivalent admission	$7,933	$7,499	$434	5.8
Medicare case mix index	1.30	1.30	-	-
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	40,539	41,245	(706)	(1.7)
Outpatient surgeries	115,798	113,697	2,101	1.8
Emergency room visits	708,435	703,122	5,313	0.8
Outpatient factor	2.15	2.09	0.06	2.9

Same-hospital:
Revenues (dollars in millions)	$2,370.9	$2,215.8	$155.1	7.0%
Admissions	139,224	141,587	(2,363)	(1.7)
Equivalent admissions	298,218	295,492	2,726	0.9
Revenues per equivalent admission	$7,950	$7,499	$451	6.0
Medicare case mix index	1.30	1.30	-	-
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	40,047	41,245	(1,198)	(2.9)
Outpatient surgeries	113,662	113,697	(35)	-
Emergency room visits	693,657	703,122	(9,465)	(1.3)
Outpatient factor	2.14	2.09	0.05	2.4

The following table shows the sources of our revenues by payor for the nine months ended September 30, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2010	2009	2010	2009
Medicare	29.3%	29.8%	29.4%	29.8%
Medicaid	11.5	10.3	11.5	10.3
HMOs, PPOs and other private insurers	41.1	44.3	41.0	44.3
Self-Pay	14.5	12.9	14.5	12.9
Other	3.6	2.7	3.6	2.7
	100.0%	100.0%	100.0%	100.0%

For the nine months ended September 30, 2010, our revenues increased by $155.1 million, or 7.0% to $2,370.9 million on a same-hospital basis as compared to $2,215.8 million for the same period last year.  Of the $155.1 million increase, $15.5 million relates to additional amounts we received from the state of Alabama in connection with settlements for disproportionate share payments and access payments, slightly offset by inpatient and outpatient rate reductions as a part of Alabama’s new state plan amendment for Alabama’s fiscal year ended September 30, 2010.  The remaining increase was the result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting, and an increase in our self-pay revenues as further discussed in our analysis of our provision for doubtful accounts for the nine months ended September 30, 2010.  Equivalent admissions increased by 2,726 or 0.9%, to 298,218 on a same-hospital basis as compared to 295,492 for the same period last year.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$935.1	38.8%	$875.0	39.5%	$60.1	6.9%
Man-hours per equivalent admission	95.2	N/A	92.0	N/A	3.2	3.5%
Salaries and benefits per equivalent admission	$3,070	N/A	$2,944	N/A	$126	4.3%

Same-hospital:
Salaries and benefits (dollars in millions)	$917.7	38.7%	$875.0	39.5%	$42.7	4.9%
Man-hours per equivalent admission	94.8	N/A	92.0	N/A	2.8	3.0%
Salaries and benefits per equivalent admission	$3,068	N/A	$2,944	N/A	$124	4.2%

For the nine months ended September 30, 2010, our salaries and benefits expense increased to $917.7 million, or 4.9%, on a same-hospital basis as compared to $875.0 million for the same period last year.  This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of an increasing number of employed physicians and their related support staff and higher employee medical benefit expenses. The increase in our employed physicians and their related support staff resulted in an increase of $16.4 million in our salaries and benefits expense for the nine months ended September 30, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$330.5	13.7%	$304.2	13.7%	$26.3	8.6%
Supplies per equivalent admission	$1,088	N/A	$1,026	N/A	$62	6.0%

Same-hospital:
Supplies (dollars in millions)	$325.6	13.7%	$304.2	13.7%	$21.4	7.0%
Supplies per equivalent admission	$1,092	N/A	$1,026	N/A	$66	6.4%

For the nine months ended September 30, 2010, our supplies expense increased to $325.6 million, or 7.0% on a same-hospital basis, as compared to $304.2 million for the same period last year.  This increase in our same-hospital supplies expense for the nine months ended September 30, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,092, or 6.4%, as compared to $1,026 for the same period last year.  Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Professional fees	$59.9	2.5%	$54.1	2.4%	$5.8	10.7%
Utilities	40.1	1.7	38.4	1.7	1.7	4.6
Repairs and maintenance	52.3	2.2	48.5	2.2	3.8	7.8
Rents and leases	20.0	0.8	21.3	1.0	(1.3)	(6.4)
Insurance	33.3	1.4	35.1	1.6	(1.8)	(5.2)
Physician recruiting	17.6	0.7	18.2	0.8	(0.6)	(3.3)
Contract services	115.1	4.8	108.7	4.9	6.4	5.9
Non-income taxes	48.2	2.0	31.0	1.4	17.2	55.6
Other	57.7	2.4	50.4	2.3	7.3	14.7
	$444.2	18.5%	$405.7	18.3%	$38.5	9.5%

Same-hospital:
Professional fees	$58.0	2.4%	$54.1	2.4%	$3.9	7.1%
Utilities	39.5	1.7	38.4	1.7	1.1	3.0
Repairs and maintenance	51.4	2.2	48.5	2.2	2.9	5.9
Rents and leases	18.8	0.8	21.3	1.0	(2.5)	(11.7)
Insurance	33.0	1.4	35.1	1.6	(2.1)	(6.1)
Physician recruiting	17.5	0.7	18.2	0.8	(0.7)	(3.5)
Contract services	113.8	4.8	108.7	4.9	5.1	4.8
Non-income taxes	46.4	2.0	31.0	1.4	15.4	49.9
Other	57.5	2.4	50.4	2.3	7.1	14.1
	$435.9	18.4%	$405.7	18.3%	$30.2	7.5%

For the nine months ended September 30, 2010, our other operating expenses increased to $435.9 million, or 7.5% on a same-hospital basis, as compared to $405.7 million for the same period last year. This increase in our same-hospital other operating expenses for the nine months ended September 30, 2010 was primarily a result of increases in professional fees, contract services, non-income taxes and other expenses.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as radiology, anesthesiology, emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.

Our non-income taxes increased primarily as a result of $9.4 million in provider assessments paid to the state of Alabama under the new state plan amendment that is associated with the previously discussed Alabama disproportionate share and access payments.  Finally, our other expenses increased on a same-hospital basis as a result of additional training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal fees related to our recent acquisitions, including High Point, Clark and certain ancillary service - line acquisitions.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Provision for doubtful accounts (dollars in millions)	$323.4	13.4%	$281.1	12.7%	$42.3	15.1%
Related key indicators:
Charity care write-offs (dollars in millions)	$44.3	1.8%	$44.9	2.0%	$(0.6)	(1.2)%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$348.1	14.5%	$285.0	12.9%	$63.1	22.1%
Net revenue days outstanding (at end of period)	40.3	N/A	41.0	N/A	(0.7)	(1.7)%

Same-hospital:
Provision for doubtful accounts (dollars in millions)	$318.0	13.4%	$281.1	12.7%	$36.9	13.1%
Related key indicators:
Charity care write-offs (dollars in millions)	$44.1	1.9%	$44.9	2.0%	$(0.8)	(1.8)%
Self-pay revenues, net of charity care write-offs and uninsured discounts (dollars in millions)	$343.5	14.5%	$285.0	12.9%	$58.5	20.5%
Net revenue days outstanding (at end of period)	39.7	N/A	41.0	N/A	(1.3)	(3.1)%

For the nine months ended September 30, 2010, our provision for doubtful accounts increased by $42.3 million, or 15.1%, to $323.4 million on a continuing operations basis and by $36.9 million, or 13.1%, to $318.0 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the nine months ended September 30, 2010. Self-pay revenues, on a continuing operations basis, increased by $63.1 million over the same period last year and represents 14.5% of revenues as compared to 12.9% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the nine months ended September 30, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2009 Annual Report on Form 10-K.

Depreciation and Amortization

For the nine months ended September 30, 2010, our depreciation and amortization expense increased to $109.2 million, or 2.9%, as compared to $106.1 million for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions of HighPoint and Clark, capital improvement projects completed during 2009 and 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during 2010.

Interest Expense

Our interest expense was comparable at $77.2 million for both the nine months ended September 30, 2010 and 2009 as a result of several offsetting factors.  Our interest expense increased for the nine months ended September 30, 2010, as compared to the same period last year, as a result of an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, at September 30, 2010 to $1,647.5 million as compared to $1,502.6 million at September 30, 2009 and as a result of increases in our applicable annual interest rates.  Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% Senior Notes.  The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes.  Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the nine months ended September 30, 2010, on a weighted average basis, was 2.58%.  These increases were offset by declines in interest expense attributable to our interest rate swap agreement.  As the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower than our fixed rate under the agreement of 5.585% for the nine months ended September 30, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $65.5 million, or 2.8% of revenues, for the nine months ended September 30, 2010, as compared to $64.2 million, or 2.9% of revenues, for the same period last year.  The effective tax rate decreased to 35.4% for the nine months ended September 30, 2010, compared to 39.0% for the same period last year.  During the three months ended September 30, 2010, we filed applications with the IRS that automatically allowed us to change our tax accounting method related to worthless accounts receivable.  As a result of this tax accounting method change, we reduced our long term income tax liability for unrecognized tax benefits and a related deferred tax asset by $29.2 million.  Additionally, we reduced our income tax provision by $4.5 million of related and previously accrued interest expense.

A reconciliation of the federal income tax and statutory federal income tax rate to our provision for income taxes and effective income tax rate, respectively, on income from continuing operations before income taxes and including net income from noncontrolling interests for the nine months ended September 30, 2010 and 2009, giving effect to the net (reversal) accrual of interest on the long-term income tax liability and the expiration of the statutes of limitations on various income tax returns is as follows (dollars in millions):

	Nine Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Federal income taxes	$64.6	$57.7	$6.9	35.0%	35.0%	—	bps
State income taxes, net of federal income tax benefit	5.1	4.5	0.6	2.8	2.8	—
Net (reversal) accrual of interest on the long-term income tax liability	(4.5)	1.8	(6.3)	(2.4)	1.2	(360)
Other items, net	0.3	0.2	0.1	—	—	—
Effective income taxes/rate	$65.5	$64.2	$1.3	35.4%	39.0%	(360	)bps

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash flows provided by continuing operations	$113.6	$70.3	$281.7	$229.3
Less: Purchase of property and equipment	(48.4)	(33.7)	(122.0)	(118.8)
Free operating cash flow	65.2	36.6	159.7	110.5
Acquisitions, net of cash acquired	(142.2)	—	(184.9)	(79.7)
Proceeds from borrowings	400.0	—	400.0	—
Payments on borrowings	(255.2)	—	(255.2)	(13.5)
Repurchases of common stock	(46.9)	(0.4)	(97.4)	(3.0)
Payment of debt issue costs	(8.7)	—	(13.1)	—
Proceeds from exercise of stock options	1.2	0.3	14.7	9.9
Other	(1.3)	(2.0)	1.5	(0.9)
Cash flows from operations used in discontinued operations	(0.5)	3.9	(1.2)	1.0
Cash flows from investing activities provided by (used in) discontinued operations	—	9.1	—	19.5
Increase (decrease) in cash and cash equivalents	$11.6	$47.5	$24.1	$43.8

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment. Our cash flows for the three and nine months ended September 30, 2010 were positively impacted by lower tax payments as a result of the completion of our method change applications filed with the IRS during the three months ended September 30, 2010, as discussed in Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report.  In addition, our cash flows for the three and nine months ended September 30, 2010 were positively impacted by an increase in our income from continuing operations.

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

The following table reflects our capital expenditures for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital projects	$22.5	$21.1	$56.2	$79.4
Routine	12.1	9.9	31.9	30.9
Information systems	13.8	2.7	33.9	8.5
	$48.4	$33.7	$122.0	$118.8
Depreciation expense	$35.7	$34.8	$107.3	$105.2
Ratio of capital expenditures to depreciation expense	135.6%	96.8%	113.7%	112.9%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2010, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  We anticipate increasing our spending related to information systems during the fourth quarter of 2010 as compared to the same period in 2009.  Additionally, as discussed in Note 2 and Note 11 to our accompanying condensed consolidated financial statements included elsewhere in this report, we have committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years and approximately $60.0 million to build and equip a new hospital to replace the current hospital facility at Clark over the next 2 years.

Debt

An analysis and roll-forward of our long-term debt, including the current portion, for the nine months ended September 30, 2010 is as follows (in millions):

	December 31, 2009	Proceeds from Borrowings	Payments on Borrowings	Other	Amortization of Convertible Debt Discounts	September 30, 2010

Credit Agreement:
Term B Loans	$692.9	$—	$(249.2)	$—	$—	$443.7
Revolving Loans	—	—	—	—	—	—
6.625% Senior Notes	—	400.0	—	—	—	400.0
Province 7½% Notes	6.1	—	(6.0)	—	—	0.1
3¼% Debentures	225.0	—	—	—	—	225.0
3½% Notes	575.0	—	—	—	—	575.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(102.4)	—	—	—	16.7	(85.7)
Capital leases	3.2	—	(1.1)	1.6	—	3.7
	$1,399.8	$400.0	$(256.3)	$1.6	$16.7	$1,561.8

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt as of September 30, 2010 and December 31, 2009 (dollars in millions):

	September 30, 2010	December 31, 2009	Increase (Decrease)
Current portion of long-term debt	$1.3	$1.0	$0.3
Long-term debt	1,560.5	1,398.8	161.7
Unamortized discounts of convertible debt instruments	85.7	102.4	(16.7)
Total debt, excluding unamortized discounts of convertible debt instruments	1,647.5	1,502.2	145.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,891.0	1,827.7	63.3
Total capitalization	$3,538.5	$3,329.9	$208.6
Total debt to total capitalization	46.6%	45.1%	150	bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	53.9%
Variable rate debt (a)	26.9	46.1
	100.0%	100.0%
Percentage of:
Senior debt	66.6%	46.3%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	33.4	53.7
	100.0%	100.0%

(a)
The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% and 46.1% to zero and 16.2% as of September 30, 2010 and December 31, 2009, respectively. Please refer to Note 4 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Credit Agreement

Terms

Our credit agreement with Citicorp North America, Inc., as administrative agent and the lenders time to time party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc. as sole lead arranger and sole book runner, as amended, provides for Term B Loans, term A loans (the “Term A Loans”) and Revolving Loans.

In February 2010, we amended our Credit Agreement to extend the maturity date of $443.7 million of our outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of existing capacity available under our Revolving Loans from April 15, 2010 to December 15, 2012. If we do not refinance our outstanding 3½% Notes at least 91 days prior to their current maturity date of May 15, 2014, the extended portion of the Term B Loans will mature on February 13, 2014. For consideration of the extension in maturity dates, the February 2010 amendment, among other things, increased the applicable interest rates from an adjusted LIBOR plus a margin of 1.625% to an adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans and from an adjusted LIBOR plus a margin of 1.750% to an adjusted LIBOR plus a margin of up to 2.750% for the extended Revolving Loans. Additionally, the amendment increased the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625% with a step-down to 0.500% if our total leverage ratio is less than 2.50:1.00. The remaining $249.2 million outstanding under the Term B Loans, for which the maturity date and interest rate remained unchanged, was repaid during the third quarter of 2010 out of the proceeds of the issuance of the 6.625% Senior Notes. Accordingly, as of September 30, 2010, our outstanding $443.7 million in Term B Loans will mature on February 13, 2014, assuming that we do not refinance our outstanding 3½% Notes.

Additionally, Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow, as well as upon the occurrence of certain other events, as specifically described in our Credit Agreement. Our Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions and provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under our Revolving Loans.

Letters of Credit and Availability

As of September 30, 2010, we had $31.2 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of our Credit Agreement, Revolving Loans available for borrowing were $318.8 million as of September 30, 2010.

Our Credit Agreement contains uncommitted “accordion” features that permit us to borrow at a later date additional aggregate principal amounts of up to $400.0 million of Term B Loans, $250.0 million of Term A Loans and $300.0 million of Revolving Loans, subject to obtaining additional lender commitments and the satisfaction of other conditions.

Interest Rates

Interest on the outstanding balance of the Term B Loans is payable at an adjusted LIBOR plus a margin of 2.750%. Interest on the Revolving Loans is payable at our option at either an adjusted base rate or an adjusted LIBOR plus a margin. The margin on Revolving Loans subject to an adjusted base rate ranges from 1.00% to 1.75%, based on our total leverage ratio. The margin on the Revolving Loans subject to an adjusted LIBOR ranges from 2.00% to 2.75% based on our total leverage ratio.

As of September 30, 2010, the applicable annual interest rate under the Term B Loans was 3.07%, which was based on the 90-day Adjusted LIBOR plus the applicable margins. The 90-day Adjusted LIBOR was 0.32% at September 30, 2010. The weighted-average applicable annual interest rate for the three and nine months ended September 30, 2010 under the Term B Loans was 2.82% and 2.58%, respectively.

Covenants

Our Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues.  We were in compliance with these covenants as of September 30, 2010.

In addition, our Credit Agreement contains customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions. It does not contain provisions that would accelerate the maturity dates upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

6.625% Senior Notes

Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 with The Bank of New York Mellon Trust Company, N.A., as trustee.  The net proceeds from this issuance were partially used to repay a portion of our outstanding borrowings under our Term B Loans and a portion of our outstanding borrowings under our Province 7½% Senior Subordinated Notes.  We intend to use the remaining proceeds from the borrowings under our 6.625% Senior Notes for general corporate purposes, which may include the repurchase of our outstanding common stock from time to time pursuant to our 2009 Repurchase Plan and 2010 Repurchase Plan.  The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011.  The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guarantee our Credit Agreement.

We may redeem up to 35% of the aggregate principal amount of our 6.625% Senior Notes, at any time before October 1, 2013, with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 106.625% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of its 6.625% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

We may redeem our 6.625% Senior Notes, in whole or in part, at any time prior to October 1, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable makewhole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem our 6.625% Senior Notes, in whole or in part, at any time on or after October 1, 2015, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

October 1, 2015 to September 30, 2016	103.313%
October 1, 2016 to September 30, 2017	102.208%
October 1, 2017 to September 30, 2018	101.104%
October 1, 2018 and thereafter	100.000%

If we experience a change of control under certain circumstances, we must offer to repurchase all of the notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The 6.625% Senior Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

3½% Notes

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

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other credit facilities or indebtedness we may incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

3¼% Debentures

Our 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities, which we refer to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and other indebtedness we may incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

Interest Rate Swap

We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10 based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 4 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect the level of capital expenditures in 2010 to be consistent with capital expenditures incurred in 2009. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. At September 30, 2010, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $53.3 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our credit arrangements.

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

In connection with our acquisition of HighPoint, we have committed to invest $60.0 million in capital expenditures and improvements over the next 10 years.  Additionally, in connection with our entry into an agreement to lease and operate Clark effective May 1, 2010, we have committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility over the next two years.

We believe that cash generated from our operations and borrowings available under our Credit Agreement will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

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

Effective September 23, 2010, we issued $400.0 million of our 6.625% Senior Notes.  The net proceeds from this issuance were partially used to repay a portion of our outstanding borrowings under our Term B Loans and a portion of our outstanding borrowings under our Province 7½% Notes.  The following is an update of our contractual obligations at September 30, 2010 for our long-term debt obligations, reflecting the issuance of our 6.625% Senior Notes (in millions):
	Payment Due by Period
Contractual Obligations	Total	October 1, 2010 to December 31, 2010	2011-2012	2013-2014	After 2014
Long-term debt obligations(a)	$2,167.7	$20.1	$149.8	$1,133.4	$864.4

(a)
Included in our long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. We used the 3.070% effective interest rate at September 30, 2010 for our $443.7 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. The maturity date of the $443.7 million Term B Loans is contingent upon refinancing our outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event we do not refinance our 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For purposes of the above table, we assumed that we would not refinance our 3½% Notes beyond their current maturity date and that the $443.7 million Term B Loans would mature on February 13, 2014. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of September 30, 2010 of 0.299% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025.

In addition to the issuance of our 6.625% Senior Notes and the effect on our long-term debt obligations described above, we have committed to invest $60.0 million in HighPoint and approximately $60.0 million in Clark.  Furthermore, we have assumed various operating lease obligations in connection with the HighPoint acquisition.  The calculation of such future operating lease obligations for HighPoint is contingent on a variety of factors that we continue to evaluate.

There were no other material changes in our contractual obligations presented in our 2009 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2010 and the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $31.2 million as of September 30, 2010, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers compensation programs as security for the payment of claims.

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

Contingencies

Please refer to Note 11 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;

•	Physician commitments; and

•	Capital expenditure commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $450.0 million at September 30, 2010 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of September 30, 2010, we had outstanding debt, excluding $85.7 million of unamortized discounts on our convertible debt instruments, of $1,647.5 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% to zero as of September 30, 2010.

Our Term B Loans, 6.625%  Senior Notes, 3½% Notes and 3¼% Debentures were the only long-term debt instruments where the carrying amounts differed from their fair value as of September 30, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of September 30, 2010 and December 31, 2009 were as follows (in millions):
	Carrying Amount		Fair Value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Term B Loans	$443.7	$692.9	$441.5	$673.8
6.625% Senior Notes	$400.0	N/A	$406.0	N/A
3½% Notes, excluding unamortized discount	$575.0	$575.0	$572.8	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$220.5	$206.2

The fair values of our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures were based on the quoted prices at September 30, 2010 and December 31, 2009.  Effective February 26, 2010, we amended our existing Credit Agreement, as further described in Note 4 to our accompanying condensed consolidated financial statements included elsewhere in this report, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. Additionally, effective September 23, 2010, we issued our 6.625% Senior Notes, a portion of the proceeds from which were used to repay $249.2 million of the outstanding borrowings under our Term B Loans.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at September 30, 2010. As a result, the interest rate market risk implicit in these investments at September 30, 2010, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The 2009 Repurchase Plan expires in February 2011.  We are not obligated to repurchase any specific number of shares under the 2009 Repurchase Plan.

In connection with the 2009 Repurchase Plan, we repurchased approximately 1.4 million and 2.7 million shares for an aggregate purchase price, including commissions, of approximately $42.3 million and $87.6 million at an average purchase price of $31.91 and $33.03 per share, respectively, for the three and nine months ended September 30, 2010.  There were no repurchases made under the 2009 Repurchase Plan during the three or nine months ended September 30, 2009.  We have designated the shares repurchased under the 2009 Repurchase Plan as treasury stock.

In September 2010, our Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of our common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions. The 2010 Repurchase Plan expires in March 2012.  As with the 2009 Repurchase Plan, we are not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan.  In connection with the 2010 Repurchase Plan, we entered into a trading plan in accordance with the SEC Rule 10b5-1 to facilitate repurchases of our common stock.  The 2010 Trading Plan became effective on September 22, 2010 and expires on November 2, 2010.

In connection with the 2010 Repurchase Plan, we repurchased approximately 0.1 million shares for an aggregate purchase price, including commissions, of approximately $4.3 million at an average purchase price of $34.00 per share during both the three and nine months ended September 30, 2010, all of which was purchased in accordance with the 2010 Trading Plan. We have designated the shares repurchased under the 2010 Repurchase Plan as treasury stock.

 Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our LTIP and MSPP. We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the nine months ended September 30, 2010 and 2009 for an aggregate price of approximately $5.5 million and $3.0 million, respectively. There were a nominal amount of shares that were redeemed during each of the three months ended September 30, 2010 and 2009.  We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(In millions)
July 1, 2010 to July 31, 2010	3,191	$30.81	—	$54.7
August 1, 2010 to August 31, 2010	1,216,957	$32.00	1,216,464	$15.8
September 1, 2010 to September 30, 2010	240,938	$32.62	236,828	$158.1
Total	1,461,086	$32.10	1,453,292	$158.1

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Third Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 21, 2010, File No. 000-51251).

4.1
Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank Of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Note due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

4.2
Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

10.1
Purchase Agreement dated September 20, 2010 among LifePoint Hospitals, Inc., the Guarantors party thereto, Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 24, 2010, File No. 000-51251).

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Michael S. Coggin
Michael S. Coggin
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 29, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed on April 19, 2005, File No. 333-124093).

3.2	Third Amended and Restated Bylaws (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 21, 2010, File No. 000-51251).

4.1
Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank Of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Note due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

4.2
Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

10.1
Purchase Agreement dated September 20, 2010 among LifePoint Hospitals, Inc., the Guarantors party thereto, Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 24, 2010, File No. 000-51251).

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Furnished electronically herewith