Form 10-K
period 2010-12-31
LIFEPOINT HOSPITALS, INC.
filed 2011-02-18
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 000-51251

LifePoint Hospitals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1538254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

103 Powell Court Brentwood, Tennessee	37027
(Address Of Principal Executive Offices)	(Zip Code)

(615) 372-8500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2010, was approximately $1.3 billion.

As of February 11, 2011, the number of outstanding shares of the registrant’s Common Stock was 51,490,182.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2011 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Hospitals, Inc.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2010, we operated 52 hospital campuses in 17 states, having a total of 5,915 licensed beds. We generate revenue primarily through hospital services offered at our facilities. We generated $3,262.4 million, $2,962.7 million and $2,700.8 million in revenues from continuing operations during 2010, 2009 and 2008, respectively.

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

Business Strategy

Opportunities in Existing Markets

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether those physicians are active members of their respective medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. We continue to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities and to better tailor our communications to the physicians who want to practice in non-urban communities.

Additionally, we believe that growth can be achieved by demonstrating the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients. The quality (both actual and perceived) of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. Because in virtually every case the Centers for Medicare and Medicaid Services (“CMS”) core measure scores ascribed to our hospitals is impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems scores, an important measure of patients’ perspectives of hospital care. We are committed to further improving our hospitals’ scores through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.

In many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this fact presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies.

We continually conduct operating reviews of our hospitals to pinpoint new service lines that could reduce the outmigration of patients leaving our markets to receive healthcare services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to correctly operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physicians needs, to limit or offset the impact of outmigration and to achieve growth.

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

Acquisitions

Our intention is to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives. We believe that strategic acquisitions can supplement the growth we believe we can generate organically in our existing markets. We believe that our acquisition of Sumner Regional Health Systems, subsequently renamed HighPoint Health Systems (“HighPoint”), effective September 1, 2010 and our acquisition of Clark Regional Medical Center (“Clark”) effective May 1, 2010, along with our commitment to build and equip a replacement hospital facility for Clark, are consistent with our acquisition strategy. Additionally, on January 31, 2011, we announced the formation of DLP Healthcare, LLC (“DLP”), a joint venture between the Company and Duke University Health System, with a mission to own and operate community hospitals in North Carolina and the surrounding area. Also on January 31, 2011, we announced that DLP had signed a memorandum of understanding with Maria Parham Medical Center, a private, non-profit, hospital located in Henderson, North Carolina, to make it the first hospital in DLP’s network.

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

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, three of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.

With the exception of Bluegrass Community Hospital, which is designated by CMS as a critical access hospital, all of our hospitals are accredited by the Joint Commission or the Healthcare Facilities Accreditation Program (“HFAP”). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass Community Hospital participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not operated by LifePoint. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.

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

In connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 4.1% equity interest in this group purchasing organization at December 31, 2010.

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

	2010	2009	2008
Medicare	30.2%	30.1%	31.7%
Medicaid	11.8	10.6	9.7
HMOs, PPOs and other private insurers	42.4	45.1	45.3
Self-pay	14.6	13.2	12.1
Other	1.0	1.0	1.2
	100.0%	100.0%	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

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

Medicare

Our revenues from Medicare were approximately $983.7 million, or 30.2% of total revenues for the year ended December 31, 2010. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), and a number of additional changes will be required in the future as the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) are implemented.

Medicare Inpatient Prospective Payment System

Under the Medicare program, hospitals are reimbursed for the costs of acute care inpatient stays under an inpatient prospective payment system (“IPPS”). Under the IPPS, our hospitals are paid a prospectively determined amount for each hospital discharge that is based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis related group, commonly known as a “DRG,” which groups patients that have similar clinical conditions and that are expected to require a similar amount of hospital resources. Each DRG is, in turn, assigned a relative weight that is prospectively set and that reflects the average amount of resources, as determined on a national basis, that are needed to treat a patient with that particular diagnosis, compared to the amount of hospital resources that are needed to treat the average Medicare inpatient stay. The

IPPS payment for each discharge is based on two national base payment rates or standardized amounts, one that covers hospital operating expenses and another that covers hospital capital expenses. The base DRG payment rate for operating expenses has two components, a labor share and a non-labor share. Although the labor share is adjusted by a wage index to reflect geographical differences in the cost of labor, the base DRG payment rate does not consider the actual costs incurred by an individual hospital in providing a particular inpatient service.

The base DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For federal fiscal years (“FFYs”) 2011, 2010, and 2009, the hospital market basket index increased 2.6%, 2.1%, and 3.6%, respectively. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increase for FFY 2010 was reduced by CMS on June 2, 2010, by 25 basis points (“bps”) (from 2.1% to 1.85%) for discharges occurring on or after April 1, 2010, and the hospital market basket increase for FFY 2011, which began on October 1, 2010, was reduced by 25 bps (from 2.6% to 2.35%).

From FFY 2005 through 2007, the MMA required all acute care hospitals to participate in CMS’s Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update. Beginning in FFY 2007, the Deficit Reduction Act of 2005 (the “DRA”) expanded the number of quality measures that were required to be reported and increased the reduction in reimbursement to hospitals that do not participate in the IQR Program from 0.4% to 2.0%. For FFY 2011, our hospitals reported all quality measures required by CMS and received the full market basket update.

Prior to October 1, 2007, CMS had established 538 DRG classifications. However, on October 1, 2007, CMS replaced the existing 538 DRGs with 745 new severity-adjusted diagnosis related groups (“Medicare Severity DRGs” or “MS-DRGs”). The new MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients. The MS-DRGs were phased-in over a two year period, with FFY 2009, which began on October 1, 2008, being the first year that IPPS payments to hospitals were based entirely on the new MS-DRGs. CMS anticipates that the conversion to MS-DRGs will result in an increase in payments to hospitals that serve more severely ill patients and a decrease to hospitals that serve patients who are less severely ill.

To offset the effect of the coding and discharge classification changes that CMS believed would occur as hospitals implemented the MS-DRG system, CMS established prospective documentation and coding adjustments to the national standardized amounts of (1.2%) in FFY 2008 and (1.8%) in both FFYs 2009 and 2010. However, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), which was enacted on September 29, 2007, effectively decreased the reductions for FFYs 2008 and 2009 to (0.6%) and (0.9%), respectively. In addition, the TMA Act required CMS to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual FFY 2008 and 2009 claims data. Based on its evaluation, CMS determined that IPPS payments increased by 2.5% in FFY 2008 and 5.4% in FFY 2009 due solely to the implementation of the MS-DRG System. The increases exceeded the cumulative prospective adjustments by 5.8% for FFYs 2008 and 2009. The TMA Act requires CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY 2012. In the IPPS final rule for FFY 2011, CMS reduced the standardized amount by (2.9%), which represented half of the required adjustment. The remaining (2.9%) reduction will be implemented in FFY 2012. However, the (2.9%) reduction that was made in FFY 2011 will be restored in FFY 2012, which essentially means that the adjustments in FFY 2012 will cancel each other out. The (2.9%) reduction made in FFY 2012 will be restored in FFY 2013. The TMA Act also requires CMS to make an additional cumulative adjustment to future payments, which CMS believes will be a reduction of 3.9%, but it does not specify when or how CMS must apply the adjustment. The cumulative adjustment will further reduce IPPS payments to hospitals and could adversely impact our Medicare revenues.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare MS-DRG Payments	Medicare Capital Payments
2010	$481.4	$40.5
2009	460.6	38.9
2008	453.7	39.6

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is the sum of the number of inpatient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A inpatient days and the number of inpatient days for patients who were eligible for Medicaid (but not Medicare) divided by the total number of hospital inpatient days. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. Medicare DSH payments received in the aggregate by our hospitals for 2010, 2009 and 2008, were approximately $65.0 million and $58.3 million and $55.3 million, respectively. However, the Affordable Care Act does generally require Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2011, 2010, and 2009 were $68.876, $67.241 and $66.059, respectively, after the inclusion of the 25 bps reduction for CYs 2011 and 2010 required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor, which in CY 2011, would result in a conversion factor of $67.530. For CY 2011 our hospitals reported all quality measures required by CMS and received the full market basket update.

In addition to establishing the OPPS, BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Several of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare OPPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004 until December 31, 2005. DRA extended these payments for three years but at a reduced amount. Payments for 2007 and 2008 were 90% and 85%, respectively, of the hold harmless amount. On July 15, 2008, Congress enacted the Medicare Improvement for Patients and Providers Act (“MIPPA”), which included a provision extending hold harmless payments through 2009 at the 85% rate for both small rural hospitals and sole community hospitals. The Affordable Care Act and the Medicare and Medicaid Extenders Act of 2010 (the “MME Act”) extended these payments through December 31, 2011.The following table lists our historical Medicare outpatient payments for the years presented (in millions):

Medicare Outpatient Payments
2010	$248.6
2009	216.6
2008	190.5

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that remain unpaid by Medicare beneficiaries can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the fiscal intermediary from the prior cost report filing.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $17.5 million, $17.0 million and $16.4 million for 2010, 2009 and 2008, respectively.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For CY 2011, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The MME Act delayed application of the SGR until January 1, 2012. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future.

Medicaid

Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low-income individuals and groups. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Amounts received under the Medicaid programs are often significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a prospective payment system, fee schedule, cost reimbursement programs, or some combination of these three methods.

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $386.3 million, or 11.8% of total revenues for the year ended December 31, 2010. These payments are typically based on fixed rates determined by the individual states. Included in these payments are DSH payments received under various state Medicaid programs. For 2010, 2009 and 2008, our revenue attributable to DSH payments and other supplemental payments was approximately $61.1 million, $25.1 million, $19.8 million, respectively. The increase in revenue from DSH payments and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue and, perhaps, to intensify. Many states have adopted, or are considering, legislation designed to reduce coverage, provider reimbursements and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations. Congress made an effort to address the financial challenges Medicaid is facing by increasing the amount of Medicaid funding available to states through the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the Education, Jobs, and Medicaid Assistance Act (the “Assistance Act”), which increased federal “matching fund” payments to state Medicaid programs through June 30, 2011.

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

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Any claims identified as overpayments will be subject to a RAC program appeals process. The RAC program began as a demonstration project in five states and was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the United States in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act has further expanded the use of RACs and required each state to establish a Medicaid RAC program in 2011. Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had claims audited by the RAC program. While most of our hospitals have successfully appealed any adverse determinations raised by these audits, we cannot predict if this trend will continue or the results of any future audits.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from HMOs, PPOs and other private insurers were approximately $1,384.6 million, or 42.4% of total revenues for the year ended December 31, 2010. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

Self-Pay and Charity/Indigent Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $475.1 million, or 14.6% of total revenues for the year ended December 31, 2010. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity/indigent care. A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. Over the past few years, we have seen an increase in the amount of self-pay revenues at our hospitals, which are the least collectible of all accounts.

We provide care to certain patients that qualify under the local charity/indigent care policy at each of our hospitals. We discount a charity/indigent care patient’s charges against our revenues, therefore, we do not report such discounts in our provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

The following table lists our self-pay revenues and charity/indigent care write-offs from continuing operations for the years presented (in millions):

	Self-Pay Revenues	Charity/Indigent Care Write-Offs	Combined Total
2010	$475.1	$62.3	$537.4
2009	390.1	58.5	448.6
2008	325.8	53.7	379.5

Health Care Reform

The Affordable Care Act was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments, to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 or will be implemented in 2011 and 2012. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Care Act in its entirety is unconstitutional. Several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Expanded Coverage

Based on the Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.

The Affordable Care Act materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Affordable Care Act also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. These new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 16 to 18 million persons nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.

The Affordable Care Act also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Affordable Care Act requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Affordable Care Act will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Effective January 1, 2011, each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, effective September 23, 2010, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through one of the newly created American Health Benefit Exchanges (“Exchanges”) if the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with the Department of Health and Human Services (“HHS”), is responsible for enforcing the tax penalty, although the Affordable Care Act limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. The Affordable Care Act requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Affordable Care Act provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO estimates that these will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid DSH funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.

Payments for Hospitals

Under the Medicare program, hospitals receive reimbursement for general, acute care hospital inpatient services under the IPPS. CMS establishes fixed IPPS payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each FFY, which begins October 1, using the hospital market basket index, which takes into account inflation experienced by hospitals and other entities outside the healthcare industry in purchasing goods and services.

The Affordable Care Act provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each FFY starting in 2010 and extending through 2019. These reductions are as follows: FFY 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by HHS beginning in FFY 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. Based upon the latest available data, FFY 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1% to 1.4%.

The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. Beginning in FFY 2013, CMS will reduce the IPPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each FFY, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, for the FFY 2011 IPPS, the market basket increase to account for inflation is 2.6% and the aggregate reduction due to the Affordable Care Act and the documentation and coding adjustment is 3.15%. Thus, the rates paid to a hospital for inpatient services in FFY 2011 will be 55 bps less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in FFY 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Affordable Care Act provides HHS considerable discretion over the value-based purchasing program. For example, HHS will have the authority to determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures, and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine how much money each hospital will receive from the pool of dollars created by the reductions related to the value-based purchasing program as described above. Because the Affordable Care Act provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.

Second, beginning in FFY 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.

Third, reimbursement will be reduced based on a facility’s hospital acquired condition (“HAC”) rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in FFY 2015, hospitals that rank in the top 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

Outpatient Market Basket and Productivity Adjustment

Hospital outpatient services paid under OPPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Affordable Care Act summarized above as the general reduction for inpatients — e.g., 0.2% in 2015 — are the same for outpatients.

Medicare and Medicaid Disproportionate Share Hospital Payments

The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Affordable Care Act, beginning in FFY 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.

It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $38 billion. The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Affordable Care Act does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports. However, in July 2009, CMS proposed material revisions to the definition of “uncompensated care” used for cost report purposes. Those revisions would exclude certain significant costs that had historically been covered, such as unreimbursed costs of Medicaid services. CMS has not issued a final rule, and the Affordable Care Act does not require HHS to use this definition, even if finalized, for DSH purposes. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act will reduce funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

Accountable Care Organizations.

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the anti-kickback provision of the Social Security Act (“the Anti-kickback Statute”) and the provision of the Social Security

Act commonly known as “Stark law”. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Bundled Payment Pilot Programs.

The Affordable Care Act requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Affordable Care Act provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark law and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security and transaction standard requirements. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law will effectively prevent the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Impact of Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Further, the Affordable Care Act provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 42.0% of our revenues in 2010 were from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;
•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket beginning in 2012 payment years;
•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Further, it is unclear how federal lawsuits challenging the constitutionality of the Affordable Care Act will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage due to pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenues and operations.

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

Competition for Professionals

Our hospitals must also compete for professional talent. A significant factor in our future success will be the ability of our hospitals to attract and retain physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. We seek to attract physicians by striving to employ excellent nurses, equipping our hospitals with technologically advanced equipment and an attractive, up-to-date physical plant, properly maintaining the equipment and physical plant, and otherwise creating an environment within which physicians choose to practice. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, our hospitals will be better positioned to attract and retain qualified physicians with a variety of specialties.

We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of assistance we can provide to recruited physicians are limited by the federal physician self-referral (Stark) law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities employed substantially more physicians at the end of 2010 than at the end of 2009. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians. We expect this trend to continue.

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

Employees

At December 31, 2010, we had approximately 22,400 employees, including approximately 5,650 part-time employees. Nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staffs of hospitals are the majority of our employees. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans. Approximately 300 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulations at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government healthcare programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, and our hospitals may lose their licenses and ability to participate in Medicare and Medicaid. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2010, all of our hospitals, with the exception of Bluegrass Community Hospital, were accredited by the Joint Commission or HFAP.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

Value-Based Purchasing

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events.

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

Fraud and Abuse Laws

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing the facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

•	making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;
•	paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state healthcare program; or
•	failing to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise failing to properly treat and transfer emergency patients.

HIPAA broadened the scope of the fraud and abuse laws by adding several criminal statutes that apply to all health plans regardless of whether any payments by such plans are made by or through a federal healthcare program. In addition, HIPAA created civil penalties for certain proscribed conduct, including upcoding and billing for medically unnecessary goods or services and established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the applicable government agency, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

The Anti-kickback Statute prohibits the payment, receipt, offer or solicitation of anything of value, whether in cash or in kind, with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the Anti-kickback Statute are punishable by criminal and civil fines, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved.

The Office of Inspector General (“OIG”) of HHS is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the Anti-kickback Statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:

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

We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own shares of our common stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-kickback Statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-kickback Statute. We intend for all our business arrangements to be in full compliance with the Anti-kickback Statute and seek to structure each of our arrangements with physicians to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-kickback Statute or other applicable laws. If we violate the Anti-kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

The Stark law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. These types of referrals are commonly known as “self referrals.” A violation of the Stark law may result in a denial of payment and require refunds to patients and the Medicare program for all claims that were unlawfully submitted during the entire period that the violation existed, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information to HHS, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, violations of the Stark law could also result in penalties under the federal

False Claims Act. There are ownership and compensation arrangement exceptions to the self-referral prohibition. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements, and there is a “whole hospital exception,” which allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. The Affordable Care Act significantly modified the requirements of the whole hospital exception and placed a number of restrictions on the ownership structure, operations, and expansion of physician owned hospitals. Two of our facilities are subject to those requirements. We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. In recent years, CMS has issued a number of proposed and final rules modifying the Stark law exceptions. While some changes have been implemented, others remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future that will require us to continue to modify our activities.

In addition to issuing new regulations, or applying new interpretations to existing rules or regulations, the federal government has also modified its approach for ensuring compliance with and enforcing penalties for violations of the Stark law. In 2010, CMS also issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark law and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments to the federal government in a timely manner, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark law to CMS. It is likely that self-disclosure of Stark law violations will continue in the future. We cannot predict how CMS will resolve the issues reported through the self-referral disclosure protocol or if the protocol will be modified in the future.

Federal False Claims Act

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The federal False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the federal False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties of between $5,500 to $11,000 for each separate false claim. The government has used the federal False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality.

Recent Changes in the Regulatory Environment

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the federal False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well.

The Affordable Care Act makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Affordable Care Act (1) provides $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) requires providers to adopt compliance programs that meet certain specified requirements as a condition of their Medicare enrollment.

State Laws

Many of the states in which we operate have adopted laws similar to the Anti-kickback Statute and the Stark law. These state laws are generally very broad in scope and typically apply to patients whose treatment is covered by the Medicaid program and, in some cases, to all patients regardless of payment source. In addition, many of the states in which we operate have false claims statutes that impose civil and/or criminal liability for the types of acts prohibited by the federal False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program. Violations of these laws are punishable by civil and/or criminal penalties and, in many cases, the loss of the facility’s license. Although we believe that our operations and arrangements with physicians and other referral sources comply with the applicable state fraud and abuse laws, most of these laws have not been interpreted by any court or governmental agency, and there can be no assurance that the regulatory authorities responsible for enforcing these laws will determine that our arrangements comply with the applicable requirements.

Emergency Medical Treatment and Active Labor Act

All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions or transfer exists regardless of a patient’s ability to pay for treatment. Off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments or otherwise do not treat emergency medical conditions are not generally subject to the EMTALA. They must, however, have policies in place that explain how the location should proceed in an emergency situation, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under the EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. CMS has actively enforced the EMTALA and has indicated that it will continue to do so in the future. Although we believe that our hospitals comply with the EMTALA, we cannot predict whether CMS will implement new requirements in the future and, if so, whether our hospitals will comply with any new requirements.

Privacy and Security Requirements

We are subject to the privacy and security requirements of HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of ARRA. Among other things, the HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The privacy regulations of HIPAA apply to all health plans, all healthcare clearinghouses and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. Our facilities are subject to the HIPAA privacy regulations. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to amend their health information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

We also are subject to the HIPAA security regulations that are designed to protect the confidentiality, availability and integrity of health information. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. We believe that we are in material compliance with the privacy and security requirements of HIPAA.

The HITECH Act also creates a federal breach notification law that mirrors protections that many states have passed in recent years. This law requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. In addition, a new breach notification requirement was established requiring reporting of certain unauthorized access, acquisition, or disclosure of unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient to the Secretary of HHS and, in some cases, local media outlets. On August 24, 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act.

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals’ rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations. HHS has not yet released the final version of these rules, and, as a result, we cannot quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. The HITECH Act also extended the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The Secretary of HHS has issued an interim final rule conforming HIPAA’s enforcement regulations to the HITECH Act’s statutory revisions. This interim final rule also sets forth guidance on, among other things, how the tiered penalty structure will reflect increasing levels of culpability and provides a prohibition on the imposition of penalties for any violation that is corrected within a 30-day time period, as long as the violation was not due to willful neglect.

This interim final rule became effective on November 30, 2009. The applicable state laws regulating the privacy of patient health information could impose additional penalties.

The HITECH Act also authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. Additional final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in 2011. We cannot predict whether our hospitals will be able to comply with the final rules or the financial impact to our hospitals in implementing the requirements under the final rules if and when they take effect.

Red Flags Rule

In addition, the Federal Trade Commission (“FTC”) issued a final rule, known as the Red Flags Rule, in October 2007 requiring financial institutions and businesses that maintain accounts that permit multiple payments for primarily individual purposes. The Red Flag Program Clarification Act of 2010, signed on December 18, 2010, appears to exclude certain healthcare providers from the Red Flags Rule, but permits the FTC or relevant agencies to designate additional creditors subject to the Red Flags Rule through future rulemaking if the agencies determine that the person in question maintains accounts subject to foreseeable risk of identity theft. Compliance with any such future rulemaking may require additional expenditures in the future.

Patient Safety and Quality Improvement Act of 2005

On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs will be certified by the Secretary of the HHS for three-year periods after the Secretary develops applicable certification criteria. PSOs will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies. We will monitor the progress of these voluntary reporting programs and we anticipate that we will participate in some form when the details are available. We anticipate that we will participate as they are formed.

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

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of the new equipment or services and allow competing healthcare providers to challenge the need for the facility, service or equipment. We operate hospitals in ten states that have adopted certificate of need laws — Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, Nevada, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

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

This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our hospitals, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices.

The Audit and Compliance Committee of the Board of Directors oversees the Company’s compliance efforts, and receives periodic reports from the Company’s compliance and audit services groups, as well as guidelines, policies and processes for monitoring and mitigating risk relating to the financial statements and financial reporting processes, key credit risks, liquidity risks and market risks. In 2010, the Company created a new Quality Committee, which plays a significant role in evaluating clinical performance and industry practices.

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self insurance retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. For all claims made after April 1, 2009, our SIR is $5.0 million per claim. For claims made before April 1, 2009, our SIR ranges from $10.0 million per claim to $25.0 million per claim. Our SIR level is evaluated annually as a part of our insurance program’s renewal process. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

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

We cannot predict the effect that healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of RACs in the Medicaid program expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the Affordable Care Act do not take effect until 2013, it is difficult to predict the impact the Affordable Care Act will have on our facilities. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Health Care Act in its entirety is unconstitutional. Several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments, how the pending court challenges are resolved, and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2010, we derived 42.0% of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, these payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding. Medicare payments in FFY 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in FFY 2010 because of reductions resulting from the Affordable Care Act and the MS-DRG implementation.

All of our hospitals are certified as providers of Medicaid services. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems. The ARRA and the Assistance Act include increased federal funding for Medicaid through June 30, 2011. However, we are unable to predict at this time how this will impact states’ ability to provide Medicaid coverage in the future, particularly in light of the expanded Medicaid eligibility requirements that become effective in 2014 as part of the Affordable Care Act. It is possible that, despite Congress’s actions, budgetary pressures will force states to resort to some of the cost saving measures mentioned above. These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $38.5 million during 2010 under the New Mexico Sole Community Provider Program (the “SCPP”). While the funds made available to MMC (and other New Mexico hospitals that participate in the SCPP) are not tied directly to the cost of actual services provided, MMC is required to provide an annual report of its costs to Dona Ana County (the county primarily served by MMC). Once desired funding levels were established by Dona Ana County for 2009, the county submitted funds to the New Mexico Human Services Department (the “NMHSD”), which in turn were combined with funds sent by other New Mexico counties and then used by the NMHSD to request matching funds from the federal government. Once the federal matching dollars were made available to the state, the resulting sole community provider payment was made under the SCPP directly to MMC (and other hospitals participating in the SCPP) by the NMHSD. The payments made by the NMHSD to hospitals pursuant to the SCPP are based on formulas established with respect to each participating hospital. The SCPP was created in 1993 and has resulted in significant payments to MMC in prior years. Like many other states, there is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels as a result of budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconstituted. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare are complex, and, in public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged. In addition, the monitoring of compliance with and the enforcing of penalties for violations of these laws and regulations is changing and increasing. For example, in 2010, CMS issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark law and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark law to CMS. It is likely that self-disclosure of Stark violations will continue in the future. Moreover, some government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws.

The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG (which is responsible for investigating fraud and abuse activities in government programs) and the U.S. Department of Justice periodically establish targeted enforcement initiatives that focus on specific billing practices or other areas that are highly susceptible to fraud and abuse. The OIG reported savings and expected recoveries for federal healthcare programs of more than $25.9 billion for FFY 2010 as a result of its enforcement activities.

Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse. In addition, the claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. The Affordable Care Act expands the RAC program’s scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs in 2011. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.

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

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The Affordable Care Act potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.

The lingering effects of the economic recession could materially adversely affect our financial position, results of operations or cash flows.

The United States economy recently emerged from an economic recession and unemployment levels remain high. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or
•	a high-deductible insurance plan or no insurance at all, which increases a hospitals dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to determine the specific impact of these economic conditions on our business at this time, but we believe that the lingering effects of the economic recession could have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.

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

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

As a general matter, only physicians on our medical staffs may direct hospital admissions and the services ordered once a patient is admitted to a hospital. As a result, the success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians.

The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our hospitals, our ability to meet demands for new technology and our ability to identify and communicate with physicians who want to practice in non-urban communities. In particular, we face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the non-urban communities in which our hospitals operate are not seen as attractive, then we could experience difficulty attracting and retaining physicians to practice in our communities. We may not be able to recruit all of the physicians we target. In addition, we may incur increased malpractice expense if the quality of physicians we recruit does not meet our expectations.

Additionally, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

The profitability of our employed physicians will be affected by changes in the Medicare and Medicaid payment rates.

In recent years, physician payment amounts have been determined on a year by year basis. If the SGR is applied to the physician fee schedule in January 2012 as required by current legislation, Medicare payments will decrease by 24.9%. We believe that physician employment by acute care hospitals has become more common as a result of actual and potential reductions in payment amounts for physician services. Our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs. The combination of increased salary cuts and potential liabilities are significant and if this trend continues, could have an adverse effect on our results of operations.

Our hospitals face competition for staffing, which may increase labor costs and reduce profitability.

In addition to our physicians, the operations of our hospitals are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

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

We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or “whistleblower” provisions.

We are subject to the Anti-kickback Statute, which prohibits healthcare service providers from paying or receiving remuneration to induce or arrange for the referral of patients or purchase of items or services covered by a federal or state healthcare program. We are also subject to the Stark law, which prohibits a physician from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. If regulatory authorities determine that any of our hospitals’ arrangements violate the Anti-kickback Statute or Stark law, we could be subject to a number of significant liabilities such as criminal penalties (for violations of the Anti-kickback Statute), civil monetary penalties, and/or exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the federal False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

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

Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc., (“HCA-IT”), for information systems. HCA-IT provides us with financial, clinical, patient accounting and network information services. HCA’s primary business is to own and operate hospitals, not to provide information systems. We do not control HCA-IT’s systems. If these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. Our existing contract with HCA-IT, expires on December 31, 2017 (including a wind-down period) unless extended by the parties.

System conversions are costly, time consuming and disruptive for physicians and employees. Some of our hospitals have recently converted or are currently converting from the system provided by HCA-IT to another third party information system. Implementation of such conversions are very costly and, if such conversions occurred on a large scale, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as HIPAA and meaningful use regulations, may require changes to our information systems in the future. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. HHS intends to use the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We may have difficulty acquiring hospitals on favorable terms.

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

Given the increasingly challenging regulatory and enforcement environment, our ability to acquire hospitals could be negatively impacted if targets are found to have material unresolved compliance issues, including obligations to self-report violations of law or outstanding obligations to pay amounts under the voluntary self-referral protocol or other laws. We could experience delays in closing or fail to close transactions with targets that initially were attractive but became unattractive as a result of a poor compliance program, material non-compliance with laws or failure to timely address compliance risks.

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

Even if we are able to identify an attractive target, we may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or may be required to borrow at higher rates and on less favorable terms. We may incur or assume additional indebtedness as a result of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by tax-exempt entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.

We may encounter difficulty operating and integrating acquired hospitals.

We may be unable to timely and effectively integrate any hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. We will rely heavily on HCA-IT and other third parties for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA-IT and other third parties to convert our newly acquired hospitals’ information systems in a timely manner.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

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

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which could otherwise be provided in our hospitals. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our hospitals, may have more advanced equipment or may have a medical staff that is thought to be better qualified. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

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

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for the cost of care relating to certain preventable adverse events, and many private healthcare payors have adopted similar policies. If the public performance data become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Kentucky, Virginia, New Mexico, Tennessee, West Virginia, Alabama, Arizona, Louisiana and Texas. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Revenue Concentration by State
	Amount			% of Total Revenues
	2010	2009	2008	2010	2009	2008
Kentucky	$544.8	$485.5	$465.0	16.7%	16.4%	17.2%
Virginia	404.7	384.1	381.6	12.4	13.0	14.1
New Mexico	295.4	288.0	245.7	9.1	9.7	9.1
Tennessee	293.9	225.5	223.2	9.0	7.6	8.3
West Virginia	273.7	250.7	243.4	8.4	8.5	9.0
Alabama	236.9	209.6	203.2	7.3	7.1	7.5
Arizona	216.7	195.2	173.8	6.6	6.6	6.4
Louisiana	212.3	204.2	194.6	6.5	6.9	7.2
Texas	148.2	139.9	142.3	4.5	4.7	5.3

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

As of December 31, 2010, our consolidated debt, excluding the unamortized discount of convertible debt instruments, was approximately $1,651.7 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. As of December 31, 2010, revolving loans available for borrowing under our credit agreement were up to $318.9 million, net of outstanding letters of credit of $31.1 million. Additionally, our credit agreement contains uncommitted “accordion” features that permit us to borrow at a later date additional aggregate principal amounts of up to $650.0 million under the term A and the term B loan components and up to $300.0 million under the revolving loan component, subject to obtaining additional lender commitments and the satisfaction of other conditions. Our ability to repay or refinance our indebtedness will depend upon our ability to monetize our interests in our hospital assets and our operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under our credit agreement, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants and our credit ratings may be adversely impacted.
•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.
•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.
•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.
•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.
•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

Covenant restrictions under our senior secured credit facilities and our indenture will impose significant operating and financial restrictions on us and may limit our ability to operate our business and to make payments on the notes and other outstanding indebtedness. The exceptions to the covenants in our indenture may allow us to refinance subordinated indebtedness with senior indebtedness.

The credit agreement that governs our senior secured credit facilities and the indenture that will govern the notes contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under the notes. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt or extend credit;
•	pay dividends or make distributions on, or redeem or repurchase, our capital stock or certain
•	other debt;
•	make other restricted payments, including investments;
•	dispose of assets;
•	engage in transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	create liens on our assets or engage in sale/leaseback transactions; and
•	effect a consolidation or merger, or sell, transfer, lease all or substantially all of our assets.

The limitations in our credit agreement for our senior secured credit facilities, our indenture or other instruments governing indebtedness that we may incur in the future may restrict our ability to repay existing outstanding indebtedness. Subject to certain conditions, holders of the 3½% convertible senior subordinated notes due 2014 and the 3¼% convertible senior subordinated debentures due 2025 may convert their securities for cash, and if applicable, shares in common stock prior to the maturation of the notes offered hereby. Failure to repay the 3½% convertible senior subordinated notes due 2014 or 3¼% convertible senior subordinated debentures due 2025 upon maturity or upon conversion of the securities may result in a default.

Subject to certain conditions, the provisions of our indenture may also allow us to refinance indebtedness that is subordinated in right of payment to the notes with indebtedness that would rank pari passu with the notes.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals or our employed physicians. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals and the activities of our employed physicians. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our SIR amount. As a result, one or more successful claims against us that are within our SIR amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Also, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. In addition, we operate a wholly-owned captive insurance company under the name Point of Life Indemnity, Ltd., which, issues malpractice insurance policies to our employed physicians.

Insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable SIR level amounts. One or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms, which could result in these physicians not being able to meet the minimum insurance requirements in the applicable hospital medical staff bylaws or necessitate a reduction in the level of insurance required to be carried under such bylaws.

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

As of December 31, 2010, we had approximately $1,550.7 million of goodwill. We expect to recover the carrying value of this goodwill through our future cash flows. We evaluate annually, based on our fair value, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospitals as of December 31, 2010:

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-Off	(a)	100	Own
Lakeland Community Hospital	Haleyville	December 1, 2002		50	Own
Northwest Medical Center	Winfield	December 1, 2002		71	Own
Russellville Hospital	Russellville	October 3, 2002		100	Own
Vaughan Regional Medical Center	Selma	April 15, 2005		175	Own
Arizona
Havasu Regional Medical Center	Lake Havasu City	April 15, 2005		181	Own	(b)
Valley View Medical Center	Ft. Mohave	November 8, 2005		84	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005		50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000		141	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009		146	Own
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-Off	(a)	99	Own	(b)
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001		25	Own
Bourbon Community Hospital	Paris	HCA Spin-Off	(a)	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010		100	Lease
Georgetown Community Hospital	Georgetown	HCA Spin-Off	(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-Off	(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-Off	(a)	275	Own
Logan Memorial Hospital	Russellville	HCA Spin-Off	(a)	75	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-Off	(a)	100	Own
Spring View Hospital	Lebanon	October 1, 2003		75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005		42	Own
Minden Medical Center	Minden	April 15, 2005		161	Own
River Parishes Hospital	LaPlace	July 1, 2004		106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005		165	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001		67	Own
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005		200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005		75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005		47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005		298	Lease
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001		118	Own
Crockett Hospital	Lawrenceburg	HCA Spin-Off	(a)	99	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-Off	(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-Off	(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-Off	(a)	114	Own
Riverview Regional Medical Center North	Carthage	September 1, 2010		63	Own
Riverview Regional Medical Center South	Carthage	September 1, 2010		25	Own

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
Southern Tennessee Medical Center	Winchester	HCA Spin-Off	(a)	157	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010		155	Own
Trousdale Medical Center	Hartsville	September 1, 2010		25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005		60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005		150	Own
Parkview Regional Hospital	Mexia	April 15, 2005		58	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-Off	(a)	39	Own
Castleview Hospital	Price	HCA Spin-Off	(a)	84	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006		175	Own
Danville Regional Medical Center	Danville	July 1, 2005		290	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005		220	Own
Wythe County Community Hospital	Wytheville	June 1, 2005		100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002		140	Own
Raleigh General Hospital	Beckley	July 1, 2006		300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000		89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-Off	(a)	70	Own
				5,915

(a)	We were formerly a division of HCA and were spun-off as an independent publicly-traded company on May 11, 1999.
(b)	The hospital is owned and operated by a joint venture with physicians in which a LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.

We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our corporate headquarters are located in approximately 178,000 square feet of leased space in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs.

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

Based on a review of the number of the kyphoplasty procedures performed at all of our other hospitals, as part of our effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We have completed our review of the relevant medical records and we are continuing to cooperate with the government’s investigation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2011
First Quarter (through February 17, 2011)	$37.87	$34.63
2010
First Quarter	$37.95	$28.48
Second Quarter	39.61	31.32
Third Quarter	36.76	29.33
Fourth Quarter	38.77	32.88
2009
First Quarter	$25.06	$17.74
Second Quarter	29.88	19.55
Third Quarter	29.37	23.94
Fourth Quarter	33.99	27.00

On February 17, 2011, the last reported sales price for our common stock on the NASDAQ Global Select Market was $37.03 per share.

Stockholders

As of February 11, 2011, there were 51,490,182 shares of our common stock held by 10,267 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit agreement and certain other indebtedness impose restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired in February 2011.

In connection with the 2009 Repurchase Plan, we repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of approximately $12.4 million at an average purchase price of $34.54 per share for the three months ended December 31, 2010. We have designated the shares repurchased under the 2009 Repurchase Plan as treasury stock.

In September 2010, our Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of our common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012. We are not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. In connection with the 2010 Repurchase Plan, we entered into a trading plan in accordance with the SEC Rule 10b5-1 to facilitate repurchases of our common stock (the “2010 10b5-1 Trading Plan”). The 2010 10b5-1 Trading Plan became effective on September 22, 2010 and expired on November 2, 2010.

In connection with the 2010 Repurchase Plan, we repurchased approximately 1.2 million shares for an aggregate purchase price, including commissions, of approximately $42.2 million at an average purchase price of $34.99 per share for the three months ended December 31, 2010, 0.4 million shares of which was purchased in accordance with the 2010 10b5-1 Trading Plan. We have designated the shares repurchased under the 2010 Repurchase Plan as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed a nominal number of shares of certain vested LTIP and MSPP shares for an aggregate price of approximately $0.1 million during each of the three months ended December 31, 2010 and 2009. We have designated these shares as treasury stock.

Our repurchase activity under our 2009 Repurchase Plan, 2010 Repurchase Plan, 2010 10b5-1 Trading Plan and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our LTIP and MSPP are more fully discussed in Note 8 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
October 1, 2010 to October 31, 2010	96,306	(a)	$33.96	96,170	$154.8
November 1, 2010 to November 30, 2010	1,026,756		$34.79	1,026,756	$119.1
December 1, 2010 to December 31, 2010	443,011	(a)	$35.34	439,600	$103.6
Total	1,566,073	(a)	$34.90	1,562,526	$103.6

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2010, with respect to shares of common stock that may be issued in accordance with our existing equity compensation plans, including our LTIP, our Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) and our MSPP:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,482,234	(1)	$31.10	(2)	3,867,755	(3)
Equity Compensation Plans not Approved by Security Holders	None		None		None
Total	4,482,234		$31.10		3,867,755

(1)	Includes the following:
•	4,470,488 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the LTIP; and
•	11,746 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.
(3)	Includes the following:
•	3,709,584 shares of common stock available for issuance in accordance with the LTIP;
•	68,873 shares of common stock available for issuance in accordance with the ODSICP; and
•	89,298 shares of common stock available for issuance in accordance with the MSPP.

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2010. The selected financial data is derived from our consolidated financial statements included elsewhere in this report. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$3,262.4	$2,962.7	$2,700.8	$2,568.4	$2,336.5
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	155.6	139.2	126.7	120.1	141.5
Income from continuing operations per share:
Basic	$2.98	$2.64	$2.41	$2.13	$2.54
Diluted	$2.91	$2.59	$2.37	$2.09	$2.51
Weighted average shares outstanding:
Basic	52.2	52.7	52.5	56.2	55.6
Diluted	53.5	53.8	53.5	57.2	56.3
Cash dividends declared per share	—	—	—	—	—
Balance Sheet Data (as of end of year):
Working capital	$498.8	$485.9	$376.2	$373.6	$377.7
Property and equipment, net	1,668.6	1,499.4	1,416.0	1,383.0	1,305.4
Total assets	4,152.4	3,873.3	3,680.3	3,635.9	3,638.3
Long-term debt, including amounts due within one year but excluding unamortized discounts of convertible debt instruments	1,651.7	1,502.2	1,516.7	1,517.1	1,668.5
Total LifePoint Hospitals, Inc. stockholders’ equity	1,887.5	1,827.7	1,652.0	1,629.1	1,471.5

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure, including the use of proceeds from the Company’s recent debt issuance; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; increasing risk of collection of amounts due directly from patients; changes in interest rates; our compliance with new and existing laws and regulations and the increasing costs associated with compliance; the impact of national healthcare reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; access to the HCA-IT information systems; future capital expenditures, including capital expenditures related to information systems, the replacement hospital for Clark and the aggregate capital commitment to HighPoint; claims and legal actions relating to professional liabilities, governmental investigations and other matters; and physician recruiting and retention, including trends in physician employment.

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

Overview

We operate general acute care hospitals in non-urban communities in the United States. At December 31, 2010, on a consolidated basis and including our recent acquisition of HighPoint, effective September 1, 2010, we operated 52 hospital campuses in 17 states, having a total of 5,915 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $3,262.4 million, $2,962.7 and $2,700.8 million during 2010, 2009 and 2008, respectively, in revenues from continuing operations. In 2010, we derived 42.0% of our revenues from continuing operations from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. Many of our communities are experiencing slow growth, and in some cases, population losses. The economies of our communities are also more sensitive to economic downturns in the manufacturing sector than the United States, generally.

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

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the United States has a shortage of physicians in certain practice areas, including specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies because cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located. Larger tertiary medical centers are acquiring physician practices and employ physicians in some of our communities. While physicians in these practices may continue to be members of the medical staffs of our hospitals, they may be less likely to refer patients to our hospitals over time.

We believe other key factors in our competition for patients is the quality of our patient care and the perception of that quality in the communities where our hospitals are located, which may be influenced by, among other things, the technology, service lines and capital improvements made at our facilities. The quality of care, and our communities’ perception of that quality, may also be influenced by the skills and experience of our non-physician employees involved in patient care.

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician satisfaction;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our hospitals are located;
•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;
•	Improvements in management of expenses and revenue cycle; and
•	Negotiation of improved reimbursement rates with non-governmental payors.

Strategic growth through acquisition and integration of hospitals and other healthcare facilities where valuations are attractive and we can identify opportunities for improved financial performance through our management or ownership.

Regulatory Environment

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance. Management believes compliance expenses will continue to grow in the foreseeable future.

Health Care Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments, to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as increased funding for fraud and abuse investigations and enforcement, requiring the use of RACs in the Medicaid program, and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the Affordable Care Act do not take effect until 2013, it is difficult to predict the impact the Affordable Care Act will have on our facilities. Additionally, some courts have ruled that the requirement for individuals to carry health insurance or the

Affordable Health Care Act in its entirety is unconstitutional. Several bills have been and likely will continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. However, depending on how it is ultimately interpreted and implemented, the Affordable Care Act could have an adverse effect on our business, financial condition and results of operations.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, significantly revised based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

In addition, many of the states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to reduce Medicaid coverage and program eligibility, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the ARRA and the Assistance Act, which increased FMAP payments through June 30, 2011. We cannot predict if the increased FMAP payments will be further extended or the impact that the phase-out of the increased FMAP payments will have on state Medicaid programs in the future.

Adoption of Electronic Health Records

The HITECH Act was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives. We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

Privacy and Security Regulations

We are subject to the privacy and security requirements of HIPAA and the HITECH Act, which was enacted as part of ARRA. Among other things, the HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The privacy regulations of HIPAA apply to all health plans, all healthcare clearinghouses and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. Our facilities are subject to the HIPAA privacy regulations. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to amend their health information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

We also are subject to the HIPAA security regulations that are designed to protect the confidentiality, availability and integrity of health information. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. We believe that we are in material compliance with the privacy and security requirements of HIPAA.

The HITECH Act also creates a federal breach notification law that mirrors protections that many states have passed in recent years. This law requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. In addition, a new breach notification requirement was established requiring reporting of certain unauthorized access, acquisition, or disclosure of unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient to the Secretary of HHS and, in some cases, local media outlets. On August 24, 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act.

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals’ rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations. HHS has not yet released the final version of these rules, and, as a result, we cannot quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. The HITECH Act also extended the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The Secretary of HHS has issued an interim final rule conforming HIPAA’s enforcement regulations to the HITECH Act’s statutory revisions. This interim final rule also sets forth guidance on, among other things, how the tiered penalty structure will reflect increasing levels of culpability and provides a prohibition on the imposition of penalties for any violation that is corrected within a 30-day time period, as long as the violation was not due to willful neglect. This interim final rule became effective on November 30, 2009. The applicable state laws regulating the privacy of patient health information could impose additional penalties.

The HITECH Act also authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. Additional final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in 2011. We cannot predict whether our hospitals will be able to comply with the final rules or the financial impact to our hospitals in implementing the requirements under the final rules if and when they take effect.

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

Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. We must comply with these rules and regulations to continue to be eligible to participate in the Medicare and Medicaid programs. These rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels. These changes will likely become more frequent and significant as the healthcare reform provisions of the Affordable Care Act are implemented.

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

ESOP.  Employee stock ownership plan. The ESOP was a defined contribution retirement plan that covered substantially all of our employees. On December 31, 2008. the ESOP loan was repaid in full and all remaining shares were released. Effective January 1, 2009, we began funding our defined contribution plan entirely with cash.

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

Same-hospital.  Same-hospital information includes the results of our corporate office and the same 47 hospitals operated during the years ended December 31, 2010 and 2009. Same-hospital information includes the results of Rockdale Medical Center, a 146 bed hospital located in Conyers, Georgia (“Rockdale”), which we acquired effective February 1, 2009. Same-hospital information excludes the results of HighPoint, which we acquired effective September 1, 2010, Clark, which we acquired effective May 1, 2010, and our hospitals that have previously been disposed.

Operating Results Summary

The following tables present summaries of results of operations for the three months ended December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$853.3	100.0%	$746.9	100.0%
Salaries and benefits	335.2	39.3	295.9	39.6
Supplies	112.5	13.2	104.9	14.0
Other operating expenses	161.0	18.8	132.3	17.8
Provision for doubtful accounts	120.4	14.1	94.3	12.6
Depreciation and amortization	39.3	4.7	36.9	5.0
Interest expense, net	30.9	3.6	26.0	3.5
Impairment charge	—	—	1.1	0.1
	799.3	93.7	691.4	92.6
Income from continuing operations before income taxes	54.0	6.3	55.5	7.4
Provision for income taxes	16.9	2.0	16.1	2.1
Income from continuing operations	37.1	4.3	39.4	5.3
Less: Net income attributable to noncontrolling interests	(0.8)	(0.1)	(0.8)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$36.3	4.2%	$38.6	5.2%

	Years Ended December 31,
	2010		2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$3,262.4	100.0%	$2,962.7	100.0%	$2,700.8	100.0%
Salaries and benefits	1,270.3	38.9	1,170.9	39.5	1,065.4	39.4
Supplies	443.0	13.6	409.1	13.8	372.6	13.8
Other operating expenses	605.2	18.6	538.0	18.2	499.8	18.5
Provision for doubtful accounts	443.8	13.6	375.4	12.7	313.2	11.6
Depreciation and amortization	148.5	4.5	143.0	4.8	132.1	5.0
Interest expense, net	108.1	3.3	103.2	3.5	107.7	4.0
Debt extinguishment costs	2.4	0.1	—	—	—	—
Impairment charges	—	—	1.1	—	1.2	—
	3,021.3	92.6	2,740.7	92.5	2,492.0	92.3
Income from continuing operations before income taxes	241.1	7.4	222.0	7.5	208.8	7.7
Provision for income taxes	82.4	2.5	80.3	2.7	79.9	2.9
Income from continuing operations	158.7	4.9	141.7	4.8	128.9	4.8
Less: Net income attributable to noncontrolling interests	(3.1)	(0.1)	(2.5)	(0.1)	(2.2)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$155.6	4.8%	$139.2	4.7%	$126.7	4.7%

For the Three Months Ended December 31, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Continuing operations:
Revenues (dollars in millions)	$853.3	$746.9	$106.4	14.3%
Admissions	47,701	46,560	1,141	2.5
Equivalent admissions	103,361	97,359	6,002	6.2
Revenues per equivalent admission	$8,255	$7,671	$584	7.6
Medicare case mix index	1.26	1.31	(0.05)	(3.8)
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	13,375	13,354	21	0.2
Outpatient surgeries	39,893	37,799	2,094	5.5
Emergency room visits	244,014	232,702	11,312	4.9
Outpatient factor	2.17	2.09	0.08	3.8
Same-hospital:
Revenues (dollars in millions)	$797.2	$746.9	$50.3	6.7%
Admissions	44,718	46,560	(1,842)	(4.0)
Equivalent admissions	96,154	97,359	(1,205)	(1.2)
Revenues per equivalent admission	$8,292	$7,671	$621	8.1
Medicare case mix index	1.32	1.31	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	12,696	13,354	(658)	(4.9)
Outpatient surgeries	37,749	37,799	(50)	(0.1)
Emergency room visits	227,417	232,702	(5,285)	(2.3)
Outpatient factor	2.15	2.09	0.06	2.9

The following table shows the sources of our revenues by payor for the three months ended December 31, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2010	2009	2010	2009
Medicare	29.6%	29.4%	29.7%	29.4%
Medicaid	11.1	10.7	10.9	10.7
HMOs, PPOs and other private insurers	43.3	45.3	43.3	45.3
Self-Pay	15.0	13.7	15.1	13.7
Other	1.0	0.9	1.0	0.9
	100.0%	100.0%	100.0%	100.0%

For the three months ended December 31, 2010, our revenues increased by $50.3 million, or 6.7% to $797.2 million on a same-hospital basis as compared to $746.9 million for the same period last year. The increase was the result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting, an increase in our outpatient revenues, as evidenced by a 2.9% increase in our outpatient factor to 2.15 from 2.09 as compared to the same period last year, an increase in the average acuity of the service provided, as evidenced by a 0.8% increase in our Medicare case mix index to 1.32 as compared to 1.31 for the same period last year and an increase in our self-pay revenues as further discussed in our analysis of our provision for doubtful accounts for the three months ended December 31, 2010. As a result, our revenues per equivalent admission on a same-hospital basis increased by 8.1% to $8,292 during the three months ended December 31, 2010, as compared to $7,671 for the same period last year.

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$335.2	39.3%	$295.9	39.6%	$39.3	13.3%
Man-hours per equivalent admission	100.3	N/A	96.0	N/A	4.3	4.4%
Salaries and benefits per equivalent admission	$3,233	N/A	$3,055	N/A	$178.0	5.8%
Same-hospital:
Salaries and benefits (dollars in millions)	$310.0	38.9%	$295.9	39.6%	$14.1	4.8%
Man-hours per equivalent admission	99.3	N/A	96.0	N/A	3.3	3.3%
Salaries and benefits per equivalent admission	$3,214	N/A	$3,055	N/A	$159.0	5.2%

For the three months ended December 31, 2010, our salaries and benefits expense increased to $310.0 million, or 4.8%, on a same-hospital basis as compared to $295.9 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of an increasing number of employed physicians and their related support staff and the impact of compensation increases for our employees.

On a same-hospital basis, the number of our employed physicians, including hospitalists increased by 15 to 311 from 296 from the prior year and the number of employed physicians, including hospitalists, and their related support staff, increased by 48 to 974 from 926 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $3.2 million in our salaries and benefits expense for the three months ended December 31, 2010 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$112.5	13.2%	$104.9	14.0%	$7.6	7.4%
Supplies per equivalent admission	$1,089	N/A	$1,074	N/A	$15	1.4%
Same-hospital:
Supplies (dollars in millions)	$105.5	13.2%	$104.9	14.0%	$0.6	0.6%
Supplies per equivalent admission	$1,097	N/A	$1,074	N/A	$23	2.2%

For the three months ended December 31, 2010, our supplies expense increased to $105.5 million, or 0.6% on a same-hospital basis as compared to $104.9 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended December 31, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,097, or 2.2%, as compared to $1,074 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related supplies, as well as an increase in our pharmacy supplies expense. As a percentage of revenues, our same-hospital supplies expense decreased to 13.2% for the three months ended December 31, 2010 as compared to 14.0% for the same period last year, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2010 and 2009 (dollars in millions):

	Three Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Professional fees	$23.0	2.7%	$18.8	2.5%	$4.2	22.9%
Utilities	13.7	1.6	12.1	1.6	1.6	11.9
Repairs and maintenance	19.5	2.3	15.8	2.1	3.7	23.4
Rents and leases	7.0	0.8	5.1	0.7	1.9	39.2
Insurance	9.5	1.1	11.4	1.5	(1.9)	(16.0)
Physician recruiting	6.5	0.8	6.2	0.8	0.3	5.8
Contract services	41.4	4.9	36.8	4.9	4.6	12.4
Non-income taxes	17.7	2.1	9.8	1.3	7.9	79.7
Other	22.7	2.5	16.3	2.4	6.4	38.6
	$161.0	18.8%	$132.3	17.8%	$28.7	21.6%
Same-hospital:
Professional fees	$20.8	2.6%	$18.8	2.5%	$2.0	11.1%
Utilities	12.6	1.6	12.1	1.6	0.5	3.9
Repairs and maintenance	17.7	2.2	15.8	2.1	1.9	12.1
Rents and leases	6.4	0.8	5.1	0.7	1.3	27.3
Insurance	9.2	1.2	11.4	1.5	(2.2)	(18.9)
Physician recruiting	6.4	0.8	6.2	0.8	0.2	3.9
Contract services	39.4	4.9	36.8	4.9	2.6	6.9
Non-income taxes	16.1	2.0	9.8	1.3	6.3	63.1
Other	22.0	2.8	16.3	2.4	5.7	34.2
	$150.6	18.9%	$132.3	17.8%	$18.3	13.8%

For the three months ended December 31, 2010, our other operating expenses increased to $150.6 million, or 13.8% on a same-hospital basis as compared to $132.3 million for the same period last year. This increase for the three months ended December 31, 2010 was primarily a result of increases in professional fees, contract services, non-income taxes and other expenses, partially offset by a decrease in insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals.

Our non-income taxes increased primarily as a result of increases in state provider taxes and property taxes experienced at certain hospitals in various states. Finally, our other expenses increased on a same-hospital basis as a result of additional legal expenses, training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal and consulting fees related to our recent acquisitions, including HighPoint, Clark and certain ancillary service-line acquisitions.

These increases were partially offset by a decrease in our insurance expense. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our workers compensation claims and professional and general liability claims experienced during the current period.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended December 31, 2010 and 2009 (dollars in millions):

	Three Months Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Provision for doubtful accounts	$120.4	14.1%	$94.3	12.6%	$26.1	27.7%
Related key indicators:
Charity care write-offs	$18.0	2.1%	$13.6	1.8%	$4.4	31.2%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$128.2	15.0%	$102.5	13.7%	$25.7	25.1%
Net revenue days outstanding (at end of period)	41.8	N/A	40.1	N/A	1.7	4.2%
Same-hospital:
Provision for doubtful accounts	$111.7	14.0%	$94.3	12.6%	$17.4	18.4%
Related key indicators:
Charity care write-offs	$16.3	2.0%	$13.6	1.8%	$2.7	19.2%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$120.3	15.1%	$102.5	13.7%	$17.8	17.4%
Net revenue days outstanding (at end of period)	39.9	N/A	40.1	N/A	(0.2)	(0.5%)

For the three months ended December 31, 2010, our provision for doubtful accounts increased by $26.1 million, or 27.7%, to $120.4 million on a continuing operations basis and by $17.4 million, or 18.4%, to $111.7 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended December 31, 2010. Self-pay revenues on a continuing operations basis increased by $25.7 million over the same period last year and represented 15.0% of revenues, as compared to 13.7% of revenues in the same period last year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended December 31, 2010, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Certain changes have been made to our historical sources of revenues. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications increased self-pay revenue in the table above. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Depreciation and Amortization

For the three months ended December 31, 2010, our depreciation and amortization expense increased to $39.3 million, or 6.6%, on a continuing operations basis as compared to $36.9 million for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions of HighPoint and Clark, capital improvement projects completed during 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during 2010. Throughout 2010, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems during 2011 as compared to 2010 and prior years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $4.9 million, or 18.5%, to $30.9 million, for the three months ended December 31, 2010, as compared to $26.0 million for the same period last year. The increase in interest expense for the three months ended December 31, 2010, as compared to the same period last year, was largely attributable to an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, at December 31, 2010 to $1,651.7 million as compared to $1,502.2 million at December 31, 2009 and increases in our applicable annual interest rates. Effective September 23, 2010, we issued $400.0 million of 6.625% Senior Notes in a private placement. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended December 31, 2010, on a weighted average basis, was 3.06%. These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million. As the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower than our fixed rate under the agreement of 5.585% for the three months ended December 31, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $16.9 million, or 2.0% of revenues, for the three months ended December 31, 2010, as compared to $16.1 million, or 2.1% of revenues, for the same period last year. The effective tax rate increased to 31.8% for the three months ended December 31, 2010, compared to 29.4% for the same period last year.

A reconciliation of the federal income tax and statutory federal income tax rate to our provision for income taxes and effective income tax rate, respectively, on income from continuing operations before income taxes and including net income from noncontrolling interests for the three months ended December 31, 2010 and 2009, giving effect to the net (reversal) accrual of interest on the long-term income tax liability and the expiration of the statutes of limitations on various income tax returns is as follows (dollars in millions):

	Three Months Ended December 31,		Increase (Decrease)	Three Months Ended December 31,		Increase (Decrease)
	2010	2009		2010	2009
Federal income taxes	$18.7	$19.1	$(0.4)	35.0%	35.0%	— bps
State income taxes, net of federal income tax benefits	0.8	0.7	0.1	1.7	1.2	50
Increase in valuation allowances for deferred tax assets	1.8	1.2	0.6	3.3	2.1	120
Decrease in long-term income tax liabilities due to statute lapses and exam closures	(1.3)	(6.0)	4.7	(2.5)	(10.9)	840
Decrease in deferred income tax liabilities due to exam closures	(2.6)	—	(2.6)	(4.9)	—	(490)
Other	(0.5)	1.1	(1.6)	(0.8)	2.0	(280)
	$16.9	$16.1	$0.8	31.8%	29.4%	240 bps

For the Years Ended December 31, 2010 and 2009

Revenues

The following table shows our revenues and the key drivers of our revenues for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Continuing operations:
Revenues (dollars in millions)	$3,262.4	$2,962.7	$299.7	10.1%
Admissions	188,875	188,147	728	0.4
Equivalent admissions	407,026	392,851	14,175	3.6
Revenues per equivalent admission	$8,015	$7,542	$473	6.3
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	53,914	54,599	(685)	(1.3)
Outpatient surgeries	155,691	151,496	4,195	2.8
Emergency room visits	952,499	935,824	16,625	1.8
Outpatient factor	2.16	2.09	0.07	3.3
Same-hospital:
Revenues (dollars in millions)	$3,168.1	$2,962.7	$205.4	6.9%
Admissions	183,942	188,147	(4,205)	(2.2)
Equivalent admissions	394,372	392,851	1,521	0.4
Revenues per equivalent admission	$8,033	$7,542	$491	6.5
Medicare case mix index	1.30	1.30	—	—
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	52,743	54,599	(1,856)	(3.4)
Outpatient surgeries	151,411	151,496	(85)	(0.1)
Emergency room visits	921,074	935,824	(14,750)	(1.6)
Outpatient factor	2.14	2.09	0.05	2.4

The following table shows the sources of our revenues by payor for the years ended December 31, 2010 and 2009, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2010	2009	2010	2009
Medicare	30.2%	30.1%	30.3%	30.1%
Medicaid	11.8	10.6	11.7	10.6
HMOs, PPOs and other private insurers	42.4	45.1	42.4	45.1
Self-Pay	14.6	13.2	14.6	13.2
Other	1.0	1.0	1.0	1.0
	100.0%	100.0%	100.0%	100.0%

For the year ended December 31, 2010, our revenues increased by $205.4 million, or 6.9% to $3,168.1 million on a same-hospital basis as compared to $2,962.7 million for the same period last year. Of the $205.4 million increase, $20.0 million relates to additional amounts we received from the state of Alabama in connection with settlements for DSH payments and access payments, slightly offset by inpatient and outpatient rate reductions as a part of Alabama’s new state plan amendment for Alabama’s fiscal year ended December 31, 2010. The additional $20.0 million we received from the state of Alabama corresponds with an $11.7 million increase in our non-income taxes as discussed for changes in our other operating expenses for the year ended December 31, 2010 as compared to 2009. The remaining increase was the result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting, and an increase in our self-pay revenues as further discussed in our analysis of our provision for doubtful accounts for the year ended December 31, 2010. Our revenues per equivalent admission on a same-hospital basis increased 6.5% to $8,033 for the year ended December 31, 2010, as compared to $7,542 for the prior year.

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$1,270.3	38.9%	$1,170.9	39.5%	$99.4	8.5%
Man-hours per equivalent admission	96.3	N/A	93.0	N/A	3.3	3.5%
Salaries and benefits per equivalent admission	$3,112	N/A	$2,972	N/A	$140	4.7%
Same-hospital:
Salaries and benefits (dollars in millions)	$1,227.7	38.8%	$1,170.9	39.5%	$56.8	4.8%
Man-hours per equivalent admission	95.9	N/A	93.0	N/A	2.9	3.0%
Salaries and benefits per equivalent admission	$3,104	N/A	$2,972	N/A	$132	4.5%

For the year ended December 31, 2010, our salaries and benefits expense increased to $1,227.7 million, or 4.8%, on a same-hospital basis as compared to $1,170.9 million for the prior year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of an increasing number of employed physicians and their related support staff, higher employee medical benefit expenses and the impact of compensation increases for our employees. The increase in our employed physicians and their related support staff resulted in an increase of $18.8 million in our salaries and benefits expense for the years ended December 31, 2010 as compared to the prior year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by reductions in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$443.0	13.6%	$409.1	13.8%	$33.9	8.3%
Supplies per equivalent admission	$1,088	N/A	$1,038	N/A	$50	4.8%
Same-hospital:
Supplies (dollars in millions)	$431.1	13.6%	$409.1	13.8%	$22.0	5.4%
Supplies per equivalent admission	$1,093	N/A	$1,038	N/A	$55	5.3%

For the year ended December 31, 2010, our supplies expense increased to $431.1 million, or 5.4% on a same-hospital basis, as compared to $409.1 million for the prior year. This increase in our same-hospital supplies expense for the years ended December 31, 2010 was primarily a result of an increase in our supplies expense per equivalent admission to $1,093, or 5.3%, as compared to $1,038 for the prior year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Professional fees	$82.9	2.5%	$72.9	2.5%	$10.0	13.8%
Utilities	53.8	1.6	50.5	1.7	3.3	6.4
Repairs and maintenance	71.8	2.2	64.3	2.2	7.5	11.6
Rents and leases	27.0	0.8	26.4	0.9	0.6	2.3
Insurance	42.8	1.3	46.5	1.6	(3.7)	(7.9)
Physician recruiting	24.1	0.7	24.4	0.8	(0.3)	(1.0)
Contract services	156.5	4.8	145.5	4.9	11.0	7.6
Non-income taxes	65.9	2.0	40.8	1.4	25.1	61.4
Other	80.4	2.7	66.7	2.2	13.7	20.3
	$605.2	18.6%	$538.0	18.2%	$67.2	12.5%

Same-hospital:
Professional fees	$78.8	2.5%	$72.9	2.5%	$5.9	8.1%
Utilities	52.1	1.6	50.5	1.7	1.6	3.2
Repairs and maintenance	69.1	2.2	64.3	2.2	4.8	7.4
Rents and leases	25.2	0.8	26.4	0.9	(1.2)	(4.3)
Insurance	42.2	1.3	46.5	1.6	(4.3)	(9.2)
Physician recruiting	23.9	0.8	24.4	0.8	(0.5)	(1.6)
Contract services	153.2	4.8	145.5	4.9	7.7	5.3
Non-income taxes	62.5	2.0	40.8	1.4	21.7	53.1
Other	79.5	2.4	66.7	2.2	12.8	19.0
	$586.5	18.4%	$538.0	18.2%	$48.5	9.0%

For the year ended December 31, 2010, our other operating expenses increased to $586.5 million, or 9.0% on a same-hospital basis, as compared to $538.0 million for the prior year. This increase in our same-hospital other operating expenses for the year ended December 31, 2010 was primarily a result of increases in professional fees, contract services, non-income taxes and other expenses.

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

Our non-income taxes increased primarily as a result of $11.7 million in provider assessments paid to the state of Alabama under the new state plan amendment that is associated with the previously discussed Alabama DSH and access payments and increases in state provider taxes and property taxes experienced at certain other hospitals in various states. Finally, our other expenses increased on a same-hospital basis as a result of additional training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal and consulting fees related to our recent acquisitions, including HighPoint, Clark and certain ancillary service-line acquisitions.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Provision for doubtful accounts	$443.8	13.6%	$375.4	12.7%	$68.4	18.2%
Related key indicators:
Charity care write-offs	$62.3	1.9%	$58.5	2.0%	$3.8	6.4%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$475.1	14.6%	$390.1	13.2%	$85.0	21.8%
Net revenue days outstanding (at end of period)	41.8	N/A	40.1	N/A	1.7	4.2%

Same-hospital:
Provision for doubtful accounts	$429.7	13.6%	$375.4	12.7%	$54.3	14.5%
Related key indicators:
Charity care write-offs	$60.4	1.9%	$58.5	2.0%	$1.9	3.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$462.0	14.6%	$390.1	13.2%	$71.9	18.4%
Net revenue days outstanding (at end of period)	39.9	N/A	40.1	N/A	(0.2)	(0.5%)

For the year ended December 31, 2010, our provision for doubtful accounts increased by $68.4 million, or 18.2%, to $443.8 million on a continuing operations basis and by $54.3 million, or 14.5%, to $429.7 million on a same-hospital basis as compared to the prior year. This increase was primarily the result of increases in self-pay revenues during the year ended December 31, 2010. Self-pay revenues, on a continuing operations basis, increased by $85.0 million over the prior year and represents 14.6% of revenues as compared to 13.2% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended

December 31, 2010, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Certain changes have been made to our historical sources of revenues. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications increased self-pay revenue in the table above. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Depreciation and Amortization

For the year ended December 31, 2010, our depreciation and amortization expense increased to $148.5 million, or 3.8%, as compared to $143.0 million for the prior year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions of HighPoint and Clark, capital improvement projects completed during 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during 2010. Throughout 2010, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems during 2011 as compared to 2010 and prior years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $4.9 million, or 4.7%, to $108.1 for the year ended December 31, 2010, as compared to $103.2 million for the prior year. The increase in interest expense for the year ended December 31, 2010, as compared to the prior year was a result of an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, at December 31, 2010 to $1,651.7 million as compared to $1,502.2 million at December 31, 2009 and as a result of increases in our applicable annual interest rates. Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% Senior Notes. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the years ended December 31, 2010, on a weighted average basis, was 2.67%. These increases were offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million. As the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that were lower than our fixed rate under the agreement of 5.585% for the years ended December 31, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $82.4 million, or 2.5% of revenues, for the year ended December 31, 2010, as compared to $80.3 million, or 2.7% of revenues, for the same period last year. The effective tax rate decreased to 34.6% for the years ended December 31, 2010, compared to 36.6% for the same period last year.

A reconciliation of the federal income tax and statutory federal income tax rate to our provision for income taxes and effective income tax rate, respectively, on income from continuing operations before income taxes and including net income from noncontrolling interests for the years ended December 31, 2010 and 2009, giving effect to the net (reversal) accrual of interest on the long-term income tax liability and the expiration of the statutes of limitations on various income tax returns is as follows (dollars in millions):

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2010	2009		2010	2009
Federal income taxes	$83.3	$76.8	$6.5	35.0%	35.0%	— bps
State income taxes, net of federal income tax benefits	3.8	3.0	0.8	1.6	1.4	20
Increase in valuation allowances for deferred tax assets	3.9	3.4	0.5	1.6	1.5	10
Decrease in long-term income tax liabilities due to tax accounting method changes, statute lapses and exam closures	(6.1)	(4.2)	(1.9)	(2.5)	(1.9)	(60)
Decrease in deferred tax liabilities primarily due to exam closures	(2.6)	—	(2.6)	(1.1)	—	(110)
Other	0.1	1.3	(1.2)	—	0.6	(60)
	$82.4	$80.3	$2.1	34.6%	36.6%	(200) bps

For the Years Ended December 31, 2009 and 2008

Revenues

The following table shows our revenues and the key drivers of our revenues for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Continuing operations:
Revenues (dollars in millions)	$2,962.7	$2,700.8	$261.9	9.7%
Admissions	188,147	188,713	(566)	(0.3)
Equivalent admissions	392,851	375,539	17,312	4.6
Revenues per equivalent admission	$7,542	$7,192	$350	4.9
Medicare case mix index	1.30	1.27	0.03	2.4
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	54,599	54,775	(176)	(0.3)
Outpatient surgeries	151,496	145,041	6,455	4.5
Emergency room visits	935,824	873,862	61,962	7.1
Outpatient factor	2.09	1.99	0.10	5.0

The following table shows the sources of our revenues by payor for the years ended December 31, 2009 and 2008, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Years Ended December 31,
	2009	2008
Medicare	30.1%	31.7%
Medicaid	10.6	9.7
HMOs, PPOs and other private insurers	45.1	45.3
Self-Pay	13.2	12.1
Other	1.0	1.2
	100.0%	100.0%

Revenues for the year ended December 31, 2009 were $2,962.7 million, an increase of $261.9 million, or 9.7%, over the prior year. Of this increase $117.6 million, or 44.9%, was attributable to our acquisition of Rockdale, effective February 1, 2009. Including Rockdale, our admissions for the year ended December 31, 2009 declined by 0.3% to 188,147 as compared to 188,713 in the prior year. We continue to experience declines in our inpatient surgeries as well as a shift from inpatient admissions to outpatient observations for a portion of our patient population.

Despite our declining inpatient admissions, equivalent admissions increased for the year ended December 31, 2009 by 4.6% to 392,851 as compared to 375,539 in the prior year. The equivalent admissions improvement was primarily attributable to our Rockdale acquisition. Additionally, we experienced increases in outpatient revenues in radiology, including CTs, MRIs and mammography procedures, increased utilization of our laboratory testing services which was primarily driven by an increase in our emergency room visits and increases in our other higher reimbursement outpatient diagnostic services including cardiac catheterizations. These increases contributed to an increase in our outpatient factor to 2.09 as compared to 1.99 in the prior year. Our revenues per equivalent admission increased 4.9% to $7,542 during the year ended December 31, 2009 as compared to $7,192 for the prior year. Similarly, these increases are the result of increases in our higher reimbursement outpatient diagnostic services. Additionally, we have experienced increases in the average acuity of our services provided, as evidenced by a 2.4% increase in our Medicare case mix index to 1.30 as compared to 1.27 in the prior year, as well as favorable commercial pricing, including third party payor contracting and Medicare’s hospital market basket updates.

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$1,170.9	39.5%	$1,065.4	39.4%	$105.5	9.9%
Man-hours per equivalent admission	93.0	N/A	93.0	N/A	—	—
Salaries and benefits per equivalent admission	$2,972	N/A	$2,823	N/A	$149	5.3%

For the year ended December 31, 2009, our salaries and benefits expense increased by $105.5 million to $1,170.9 million, or 9.9%, as compared to $1,065.4 million for the prior year. Of this increase, $50.7 million, or 48.0%, was attributable to our Rockdale acquisition. Additionally, our salaries and benefits expense increased for the year ended December 31, 2009 as compared to the prior year as a result of annual compensation increases for our employees, higher benefit expenses plus the impact of an increasing number of employed physicians and their related support staff.

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

Finally, the number of our employed physicians, including hospitalists, increased by 65 to 296 from 231 from the prior year and the number of employed physicians and their related support staff increased by 188 to 926 from 738 from the prior year. The increase in our employed physicians and their related support staff resulted in an increase of $22.4 million in our salaries and benefits expense for the year ended December 31, 2009 as compared to the prior year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. Increases in our salaries and benefits expense were partially offset by improvements in our contract labor expense, which is a component of salaries and benefits.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$409.1	13.8%	$372.6	13.8%	$36.5	9.8%
Supplies per equivalent admission	$1,038	N/A	$989	N/A	$49	5.0%

For the year ended December 31, 2009, our supplies expense increased by $36.5 million to $409.1 million, or 9.8%, as compared to $372.6 million for the prior year. Of this increase, $18.6 million, or 51.0%, was attributable to our Rockdale acquisition. Additionally, our supplies per equivalent admission increased 5.0% to $1,038, as compared to $989 for the prior year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone. As a percentage of revenues, our supplies expense remained consistent at 13.8%.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2009 and 2008 (dollars in millions):

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
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

For the year ended December 31, 2009, our other operating expenses increased to $538.0 million, or 7.6%, as compared to $499.8 million for the prior year. Of this increase, $17.8 million, or 46.6%, was attributable to our Rockdale acquisition. Of the remaining $20.4 million increase in other operating expenses, the majority was the result of increases in professional fees, repairs and maintenance, insurance, contract services and other expenses.

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

Our contract services expense increased primarily as a result of our Rockdale acquisition. Additionally, other expenses increased as a result of increases in our charitable program expenses and legal fees.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the years ended December 31, 2009 and 2008 (dollars in millions):

	Years Ended December 31,
	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Provision for doubtful accounts	$375.4	12.7%	$313.2	11.6%	$62.2	19.9%
Related key indicators:
Charity care write-offs	$58.5	2.0%	$53.7	2.0%	$4.8	9.0%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$390.1	13.2%	$325.8	12.1%	$64.3	19.7%
Net revenue days outstanding (at end of period)	40.1	N/A	42.4	N/A	(2.3)	(5.4)%

Our provision for doubtful accounts increased by $62.2 million, or 19.9%, to $375.4 million for the year ended December 31, 2009, as compared to $313.2 million in the prior year. Of this increase $21.9 million, or 35.2%, was attributable to our Rockdale acquisition. The remaining increase was primarily the result of an increase in our self-pay revenues as there were significant increases in unemployment in most of our communities within the past year. The majority of our increases in self-pay revenues were the result of increases in inpatient revenue as well as increases in outpatient revenue primarily driven by an increase in our emergency room visits. This increase was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2009, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Certain changes have been made to our historical sources of revenues. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on our historical results of operations. These reclassifications increased self-pay revenue in the table above. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification.

Depreciation and Amortization

For the year ended December 31, 2009, our depreciation and amortization expense increased to $143.0 million, or 8.3%, as compared to $132.1 million for the prior year. Of this increase, $5.2 million, or 47.8%, was attributable to our Rockdale acquisition. Additionally, our depreciation and amortization expense increased as a result of capital improvement projects and upgrades of diagnostic equipment completed during 2009. As a percentage of revenues, our depreciation and amortization decreased slightly to 4.8% for the year ended December 31, 2009 as compared to 5.0% for the prior year.

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

The following table summarizes our provision for income taxes and effective tax rates for the periods presented (dollars in millions):

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2009	2008		2009	2008
Federal income taxes	$76.8	$72.3	$4.5	35.0%	35.0%	— bps
State income taxes, net of federal income tax benefit	3.0	3.2	(0.2)	1.4	1.5	(10)
Increase in valuation allowances for deferred tax assets	3.4	5.0	(1.6)	1.5	2.4	(90)
Decrease in long-term income tax liabilities due to statute lapses and exam closures	(4.2)	(2.6)	(1.6)	(1.9)	(1.2)	(70)
Other	1.3	2.0	(0.7)	0.6	1.0	(40)
	$80.3	$79.9	$0.4	36.6%	38.7%	(210) bps

Discontinued Operations

A summary of our operating results of our discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions, except for per share amounts):

	2010	2009	2008
Revenues	$(0.8)	$17.1	$53.0
Loss from discontinued operations	$(0.1)	$(4.7)	$(6.3)
Impairment charge	—	—	(17.1)
Losses on sales of hospitals	—	(0.4)	(0.3)
Loss from discontinued operations	$(0.1)	$(5.1)	$(23.7)
Diluted earnings (loss) per share from discontinued operations	$—	$(0.10)	$(0.44)

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

In September 2008, we committed to plans to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. Effective May 1, 2009, we sold Opelousas for $13.7 million, including working capital and effective July 1, 2009, we sold Starke for $6.3 million, including working capital. In connection with our disposals of Opelousas and Starke, we recognized a loss on sale of hospitals, net of income tax benefits, of $0.4 million during the year ended December 31, 2009.

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

During the year ended December 31, 2008 we recognized total impairment charges, net of taxes of $17.1 million. These impairment charges included a $13.9 million charge for Opelousas and a $5.5 million charge for Starke. These charges were partially offset by a reversal of the previously recognized impairment charge of $2.3 million for Colorado River. We allocated goodwill to each of these facilities based on the ratio of its estimated fair value to our estimated fair value.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Net cash flows provided by continuing operations	$375.7	$350.3	$346.6
Less: Purchase of property and equipment	(168.7)	(166.6)	(157.6)
Free operating cash flow	207.0	183.7	189.0
Acquisitions, net of cash acquired	(184.9)	(81.4)	(21.8)
Proceeds from borrowings	400.0	—	10.4
Payments on borrowings	(255.2)	(13.5)	(10.1)
Repurchases of common stock	(152.1)	(3.1)	(118.3)
Payment of debt issue costs	(13.7)	—	—
Proceeds from exercise of stock options	20.4	10.8	3.6
Distributions to noncontrolling interests, net of proceeds	(2.4)	(4.2)	(3.3)
Other	2.7	—	(8.6)
Cash flows from operations used in discontinued operations	(1.6)	(0.4)	(12.5)
Cash flows provided by (used in) investing activities by discontinued operations	—	19.6	(5.8)
Net increase in cash and cash equivalents	$20.2	$111.5	$22.6

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows for the year ended December 31, 2010 were positively impacted by lower tax payments as a result of the completion of our method change applications filed with the IRS during the third quarter, as discussed in Note 5 to our accompanying consolidated financial statements included elsewhere in this report. In addition, our cash flows for the year ended December 31, 2010 were positively impacted by an increase in our income from continuing operations and the timing and amount of cash payments made for interest and salaries and benefits. These increases were partially offset by a decrease in our collection of accounts receivable, as a larger percentage of our revenues were incurred later in the third and fourth quarters as compared to the prior year.

Our cash flows provided by continuing operating activities for the year ended December 31, 2009 were positively impacted by an increase in our income from continuing operations, a decrease in cash paid for interest and an increase in both up-front cash collections and collections related to insured receivables as compared to the prior year. These increases were partially offset by an increase in cash paid for income taxes for the year ended December 31, 2009 as compared to the prior year.

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

The following table reflects our capital expenditures for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010	2009	2008
Capital projects	$67.6	$108.6	$102.3
Routine	56.7	49.3	51.5
Information systems	44.4	8.7	3.8
	$168.7	$166.6	$157.6
Depreciation expense	$145.9	$141.7	$130.9
Ratio of capital expenditures to depreciation expense	116%	118%	120%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2010, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems during 2011 as compared to 2010 and prior years. Additionally, as discussed in Note 2 and Note 10 to our accompanying consolidated financial statements included elsewhere in this report, we have committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years and approximately $60.0 million to build and equip a new hospital to replace the current hospital facility at Clark over the next 15 months.

Debt

An analysis and roll-forward of our long-term debt during 2010 is as follows (in millions):

	December 31, 2009	Payments of Borrowings	Proceeds from Borrowings	Amortization of Convertible Debt Discounts	Other(a)	December 31, 2010
Senior Secured Credit Agreement:
Term B Loans	$692.9	$(249.2)	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—	—
Province 7½% Senior Subordinated Notes	6.1	(6.0)	—	—	—	0.1
6.625% Senior Notes	—	—	400.0	—	—	400.0
3½% Notes	575.0	—	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(102.4)	—	—	22.6	—	(79.8)
Capital leases	3.2	(1.4)	1.2	—	4.9	7.9
	$1,399.8	$(256.6)	$401.2	$22.6	$4.9	$1,571.9

(a)	Represents the assumption of capital leases obligations in connection with certain acquisitions completed during the year ended December 31, 2010.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2010 and 2009 (dollars in millions):

	December 31, 2010	December 31, 2009	Increase (Decrease)
Current portion of long-term debt	$1.4	$1.0	$0.4
Long-term debt	1,570.5	1,398.8	171.7
Unamortized discounts of convertible debt instruments	79.8	102.4	(22.6)
Total debt, excluding unamortized discounts of convertible debt instruments	1,651.7	1,502.2	149.5
Total LifePoint Hospitals, Inc. stockholders’ equity	1,887.5	1,827.7	59.8
Total capitalization	$3,539.2	$3,329.9	$209.3
Total debt to total capitalization	46.7%	45.1%	160 bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	53.9%
Variable rate debt(a)	26.9	46.1
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	46.3%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	53.7
	100.0%	100.0%

(a)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7% as of December 31, 2010 and from 46.1% to 16.2% as of December 31, 2009. Please refer to Note 7 to our accompanying consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

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

In February 2010, we amended our Credit Agreement to extend the maturity date of $443.7 million of our outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of existing capacity available under our Revolving Loans from April 15, 2010 to December 15, 2012. If we do not refinance our outstanding 3½% Notes at least 91 days prior to their current maturity date of May 15, 2014, the extended portion of the Term B Loans will mature on February 13, 2014. For consideration of the extension in maturity dates, the February 2010 amendment, among other things, increased the applicable interest rates from an adjusted LIBOR plus a margin of 1.625% to an adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans and from an adjusted LIBOR plus a margin of 1.750% to an adjusted LIBOR plus a margin of up to 2.750% for the extended Revolving Loans. Additionally, the amendment increased the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625% with a step-down to 0.500% if our total leverage ratio is less than 2.50:1.00. The remaining $249.2 million outstanding under the Term B Loans, for which the maturity date and interest rate remained unchanged, was repaid during the third quarter of 2010 out of the proceeds of the issuance of the 6.625% Senior Notes. Accordingly, as of December 31, 2010, our outstanding $443.7 million in Term B Loans will mature on February 13, 2014, assuming that we do not refinance our outstanding 3½% Notes.

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

Letters of Credit and Availability

As of December 31, 2010, we had $31.1 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of our Credit Agreement, Revolving Loans available for borrowing were $318.9 million as of December 31, 2010.

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

As of December 31, 2010, the applicable annual interest rate under the Term B Loans was 3.04%, which was based on the 90-day Adjusted LIBOR plus the applicable margins. The 90-day Adjusted LIBOR was 0.29% at December 31, 2010. The weighted-average applicable annual interest rate for the year ended December 31, 2010 under the Term B Loans was 2.67%.

Covenants

Our Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of December 31, 2010.

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

October 1, 2015 to December 31, 2016	103.313%
October 1, 2016 to December 31, 2017	102.208%
October 1, 2017 to December 31, 2018	101.104%
October 1, 2018 and thereafter	100.000%

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

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

3¼% Debentures

Our 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities, which we refer to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

Interest Rate Swap

We have an interest rate swap agreement with Citibank as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount of $300.0 million as of December 31, 2010 at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our consolidated balance sheets at its fair value in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in accordance with ASC 815-10. Please refer to Note 7 to our accompanying consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect to increase our level of spending for capital expenditures in 2011 as compared to 2010. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. For the year ended December 31, 2010, we spent $40.8 million on information systems. We anticipate spending in excess of $70.0 million on information systems in 2011. At December 31, 2010, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $97.2 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

Our business strategy contemplates the selective acquisition of additional hospitals and other healthcare service providers, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit agreements from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

In connection with our acquisition of HighPoint, we have committed to invest $60.0 million in capital expenditures and improvements over the next 10 years. Additionally, in connection with our acquisition of Clark, we have committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility over the next 15 months.

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

The following table summarizes our significant contractual obligations as of December 31, 2010 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2011	2012 – 2013	2014 – 2015	After 2015
Long-term debt obligations(a)	$2,147.1	$78.7	$138.4	$1,099.4	$830.6
Capital lease obligations	21.6	2.9	4.7	3.6	10.4
Operating lease obligations(b)	58.6	17.5	22.5	10.0	8.6
Other long-term liabilities(c)	134.7	33.8	59.8	32.3	8.8
Purchase obligations(d)	1,170.4	203.6	152.2	117.9	696.7
Total	$3,532.4	$336.5	$377.6	$1,263.2	$1,555.1

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations, giving consideration to our interest rate swap. These obligations are explained further in Note 7 to our consolidated financial statements included elsewhere in this report. We used the 3.04% effective interest rate at December 31, 2010 for our $443.7 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. The maturity date of the $443.7 million Term B Loans is contingent upon refinancing our outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event we do not refinance our 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For purposes of the above table, we assumed that we would not refinance our 3½% Notes beyond their current maturity date and the $443.7 million Term B Loans would mature on February 13, 2014. Our interest rate swap requires us to make quarterly interest payments at an annual fixed rate of 5.585% while the counterparty is obligated to make quarterly floating payments to us based on the three-month LIBOR on a decreasing notional amount. Our calculation for long-term debt obligations includes an estimate for the net result of these payments between us and the counterparty using the difference between our required annual fixed rate of 5.585% and the three-month LIBOR in effect as of December 31, 2010 of 0.294% based on the effective notional amounts for the indicated period. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025. These amounts exclude our unamortized convertible debt discounts and related non-cash amortization.
(b)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 10 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.
(c)	Our reserves for self-insurance claims and other liabilities balance was $121.3 million and our long-term income tax liability balance was $18.5 million in our consolidated balance sheet as of December 31, 2010. The reserves for self-insurance claims and other liabilities balance included the $95.9 million long-term portion of our reserves for self-insurance claims and $25.4 million related to other long-term liabilities. In addition to the long-term potion of our reserves for self-insurance claims of $95.9 million, the above table includes the current portion of our reserves for self-insurance claims of $32.8 million. We have excluded the $18.5 million long-term income tax liability because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Additionally, we have excluded a portion of the other liabilities as they are non-cash liabilities. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2010 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2011	2012 – 2013	2014 – 2015	After 2015
HCA-IT services(e)	$199.0	$22.0	$46.3	$49.6	$81.1
Capital expenditure obligations(f)	791.4	74.4	57.7	51.0	608.3
Physician commitments(g)	18.0	18.0	—	—	—
GEMS obligations(h)	40.7	27.1	13.6	—	—
Other purchase obligations(i)	121.3	62.1	34.6	17.3	7.3
Total	$1,170.4	$203.6	$152.2	$117.9	$696.7
(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase that is capped by the consumer price index increase. We used a 5.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.
(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $97.2 million as of December 31, 2010. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. We are subject to annual capital expenditure commitments in connection with several of our facilities.
(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $18.0 million at December 31, 2010 and depends upon the cash collections of a physician’s private practice during the guarantee period.
(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on June 30, 2012.
(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2010.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $31.1 million as of December 31, 2010, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure, (“ASU 2010-23”). ASU 2010-23 standardizes the basis of disclosure of charity care as cost and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for our three month period ended March 31, 2011. The adoption of ASU 2010-23 is not expected to impact our financial position, results of operations or cash flows although additional disclosures will be required.

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

The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate.

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

Approximately 84.4%, 85.8% and 86.7% of our revenues during the years ended December 31, 2010, 2009 and 2008, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of total revenues):

	2010	2009	2008
Medicare	30.2%	30.1%	31.7%
Medicaid	11.8	10.6	9.7
HMOs, PPOs and other private insurers	42.4	45.1	45.3

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $4.9 million, $5.4 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2010 were changed by 1%, our after-tax income from continuing operations would change by approximately $10.7 million, or diluted earnings per share of $0.20. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

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

Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2010 and 2009 was $459.8 million and $433.2 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, was $443.8 million, $375.4 million and $313.2 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2010
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$434.1	85.1%	$147.8	27.1%	$581.9	55.1%
91 to 150 days	40.5	7.9	90.8	16.6	131.3	12.4
151 to 360 days	31.9	6.3	206.9	37.9	238.8	22.6
Over 361	3.8	0.7	100.5	18.4	104.3	9.9
	$510.3	100.0%	$546.0	100.0%	$1,056.3	100.0%

	December 31, 2009
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$369.6	87.9%	$128.1	24.5%	$497.7	52.8%
91 to 150 days	27.6	6.6	80.5	15.4	108.1	11.5
151 to 360 days	19.1	4.5	210.1	40.2	229.2	24.3
Over 361	4.1	1.0	103.9	19.9	108.0	11.4
	$420.4	100.0%	$522.6	100.0%	$943.0	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2010, our after-tax income from continuing operations would change by approximately $4.7 million, or diluted earnings per share of $0.09, and our net accounts receivable would change by $1.9 million at December 31, 2010. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2010 and 2009 was $1,550.7 and $1,523.0 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2010 and 2009, we performed our annual impairment tests as of October 1, 2010 and 2009, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of economic events and the decline in our stock price, we performed goodwill impairment testing as of September 30, 2008 and December 31, 2008. We determined that no goodwill impairment charge was required as a result of either analysis and have continued to monitor the relationship of our fair value to our book value as economic events and changes to our stock price occur. If actual future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges in the future.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. For all claims made after April 1, 2009, our self-insured retention level is $5.0 million per claim. For claims made before

April 1, 2009, our self-insured retention level ranges from $10.0 million per claim to $25.0 million per claim. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

Additionally, as of December 31, 2010, our self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 3.15%, 3.6% and 4.0% at December 31, 2010, 2009 and 2008, respectively. As a result of the decreases in our applied discount rate our self-insurance claims expense increased by approximately $1.6 million, $1.2 million and $3.0 million which decreased our net income by approximately $1.0 million, $0.8 million and $1.9 million and decreased our diluted earnings per share by $0.02, $0.01 and $0.04 during the years ended December 31, 2010, 2009 and 2008, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2010 and 2009 (in millions):

	December 31, 2010	December 31, 2009
Undiscounted	$143.6	$133.2
Discounted (as reported)	$128.7	$119.3

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Reserve at the beginning of the period	$119.3	$103.2	$82.4
Increase for the provision of current year claims, including discontinued operations	46.1	43.5	38.7
(Decrease) increase for the provision of prior year claims, including discontinued operations	(3.7)	2.5	7.4
Payments related to current year claims	(4.0)	(6.2)	(3.3)
Payments related to prior year claims	(30.6)	(24.9)	(25.0)
Provision for the change in discount rate	1.6	1.2	3.0
Reserve at the end of the period	$128.7	$119.3	$103.2

As of December 31, 2010 and 2009, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2010 reserve:
As reported	$128.7
With 70% Confidence Level	$139.8
With 80% Confidence Level	$148.1
With 90% Confidence Level	$171.4
December 31, 2009 reserve:
As reported	$119.3
With 70% Confidence Level	$126.8
With 80% Confidence Level	$134.5
With 90% Confidence Level	$155.7

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. During the year ended December 31, 2010, the results of our quarterly and semi annually completed actuarial calculations resulted in a decrease in our self-insurance claims expense by $3.7 million, which increased our net income by approximately $2.4 million, or $0.05 per diluted share. The results of our quarterly and semi annually completed actuarial calculations increased our self-insured claims expense by $2.5 million and $7.4 million, which decreased our net income by approximately $1.6 million and $4.5 million, or $0.03 and $0.08 per diluted share, during the years ended December 31, 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value. Our stock-based compensation from continuing operations, included in our consolidated results of operations, was $22.4 million, $22.3 million and $23.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of other stock-based awards is determined based on the closing price of our common stock on the day prior to the grant date. Stock-based compensation expense for our other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to three years.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected volatility	39.9%	40.3%	31.9%
Risk free interest rate (range)	0.06% – 3.69%	0.05% – 3.58%	0.09% – 3.89%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.4	5.3
Fair value per share of stock options granted	$11.22	$8.02	$8.14

Population Stratification

In accordance with ASC 718-10, a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, ASC 718-10 indicates that a company may generally make a reasonable fair value estimate with as few as one or two groupings. We have determined that a single employee population group is appropriate based on an analysis of our historical exercise patterns.

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

Expected Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, we use an expected dividend yield of zero.

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2010 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.5 million, or approximately $0.01 per diluted share.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $218.1 million and $223.3 million as of December 31, 2010 and 2009, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $57.9 million and $51.8 million as of December 31, 2010 and 2009, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $53.6 million as of December 31, 2010, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $53.6 million at December 31, 2010.

The Internal Revenue Service (“IRS”) may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2010, we would incur approximately $10.9 million of additional tax payments for 2010 plus interest and penalties, if applicable.

Segment Reporting

We have five operating divisions as of December 31, 2010. Each of these operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $300.0 million at December 31, 2010 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of December 31, 2010, we had outstanding debt, excluding $79.8 million of unamortized discounts on our convertible debt instruments, of $1,651.7 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7% as of December 31, 2010.

Our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of December 31, 2010 and December 31, 2009. The carrying amount and fair value of these instruments as of December 31, 2010 and December 31, 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Term B Loans	$443.7	$692.9	$445.4	$673.8
6.625% Senior Notes	$400.0	N/A	$398.0	N/A
3½% Notes, excluding unamortized discount	$575.0	$575.0	$579.3	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$206.2

The fair values of our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures were based on the quoted prices at December 31, 2010 and December 31, 2009. Effective February 26, 2010, we amended our existing Credit Agreement, as further described in Note 7 to our accompanying consolidated financial statements included elsewhere in this report, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. Additionally, effective September 23, 2010, we issued our 6.625% Senior Notes, a portion of the proceeds from which were used to repay $249.2 million of the outstanding borrowings under our Term B Loans.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2010. As a result, the interest rate market risk implicit in these investments at December 31, 2010, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-10 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2010.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our consolidated financial statements beginning on page F-2 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2011 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Board of Directors and Committees — Director Nomination Process” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers —  Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Information concerning our equity compensation plans are included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Certain Relationships and Related Transactions”, “Corporate Governance — Independence of Directors” and “Board of Directors and Committees — Committees of the Board of Directors” included in our proxy statement relating to our 2011 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2011 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Consolidated Financial Statements:

See Item 8 in this report.

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-89 and are submitted as a separate section of this report.

(2)	Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

Exhibit Number		Description of Exhibits
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.9	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.10	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank Of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.11	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.3	—	Amended and Restated 1998 Long-Term Incentive Plan, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*

Exhibit Number		Description of Exhibits
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.12	—	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.13	—	Amendment dated March 24, 2009, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.14	—	Amendment dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.15	—	Amendment dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.17	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.18	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.19	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.20	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.21	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.22	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.23	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
10.24	—	Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).
10.25	—	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.26	—	Amendment No. 8 to the Credit Agreement, dated as of September 17, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (filed herewith).
10.27	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.28	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.29	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.30	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.31	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
10.32	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.33	—	Purchase Agreement dated September 20, 2010 among LifePoint Hospitals, Inc., the Guarantors party thereto, Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 24, 2010, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	Instance Document**
101.SCH	—	Taxonomy Extension Schema Document**
101.CAL	—	Taxonomy Calculation Linkbase Document**
101.DEF	—	Taxonomy Definition Linkbase Document**
101.LAB	—	Taxonomy Label Linkbase Document**
101.PRE	—	Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

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

The Company assessed its internal control system as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2010, its system of internal control over financial reporting was effective.

The Company acquired one hospital effective May 1, 2010 and four hospitals effective September 1, 2010. The Company excluded all five of these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. For the year end December 31, 2010, these hospitals contributed approximately $94.3 million or 2.9% of the Company’s total revenues and, as of December 31, 2010, accounted for approximately $225.0 million or 5.4% of its total assets.

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

/s/ William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors	/s/ Jeffrey S. Sherman Executive Vice President and Chief Financial Officer
Brentwood, Tennessee February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of five hospitals acquired during the year ended December 31, 2010, which are included in the December 31, 2010 consolidated financial statements of LifePoint Hospitals, Inc. and constituted $225.0 million and $167.1 million of total and net assets, respectively, as of December 31, 2010 and $94.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these five hospitals.

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of LifePoint Hospitals, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 18, 2011

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(In millions, except per share amounts)

	2010	2009	2008
Revenues	$3,262.4	$2,962.7	$2,700.8
Salaries and benefits	1,270.3	1,170.9	1,065.4
Supplies	443.0	409.1	372.6
Other operating expenses	605.2	538.0	499.8
Provision for doubtful accounts	443.8	375.4	313.2
Depreciation and amortization	148.5	143.0	132.1
Interest expense, net	108.1	103.2	107.7
Debt extinguishment costs	2.4	—	—
Impairment charges	—	1.1	1.2
	3,021.3	2,740.7	2,492.0
Income from continuing operations before income taxes	241.1	222.0	208.8
Provision for income taxes	82.4	80.3	79.9
Income from continuing operations	158.7	141.7	128.9
Discontinued operations, net of income taxes:
Loss from discontinued operations	(0.1)	(4.7)	(6.3)
Impairment charges	—	—	(17.1)
Losses on sales of hospitals	—	(0.4)	(0.3)
Loss from discontinued operations	(0.1)	(5.1)	(23.7)
Net income	158.6	136.6	105.2
Less: Net income attributable to noncontrolling interests	(3.1)	(2.5)	(2.2)
Net income attributable to LifePoint Hospitals, Inc.	$155.5	$134.1	$103.0
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.98	$2.64	$2.41
Discontinued operations	—	(0.10)	(0.45)
Net income	$2.98	$2.54	$1.96
Diluted earnings (loss) per share:
Continuing operations	$2.91	$2.59	$2.37
Discontinued operations	—	(0.10)	(0.44)
Net income	$2.91	$2.49	$1.93
Weighted average shares and dilutive securities outstanding:
Basic	52.2	52.7	52.5
Diluted	53.5	53.8	53.5
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$155.6	$139.2	$126.7
Loss from discontinued operations, net of income taxes	(0.1)	(5.1)	(23.7)
Net income	$155.5	$134.1	$103.0

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in millions, except per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$207.4	$187.2
Accounts receivable, less allowances for doubtful accounts of $459.8 and $433.2 at December 31, 2010 and 2009, respectively	387.3	325.2
Inventories	84.6	75.3
Prepaid expenses	13.9	12.0
Income taxes receivable	5.5	10.0
Deferred tax assets	99.7	121.3
Other current assets	24.7	23.1
	823.1	754.1
Property and equipment:
Land	85.9	75.5
Buildings and improvements	1,532.9	1,377.0
Equipment	950.2	840.9
Construction in progress (estimated cost to complete and equip after December 31, 2010 is $97.2)	39.4	19.9
	2,608.4	2,313.3
Accumulated depreciation	(939.8)	(813.9)
	1,668.6	1,499.4
Deferred loan costs, net	27.2	23.0
Intangible assets, net	73.1	68.6
Other	9.7	5.2
Goodwill	1,550.7	1,523.0
Total assets	$4,152.4	$3,873.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89.0	$77.3
Accrued salaries	101.4	81.8
Interest rate swap	7.9	—
Other current liabilities	124.6	108.1
Current maturities of long-term debt	1.4	1.0
	324.3	268.2
Long-term debt	1,570.5	1,398.8
Deferred income tax liabilities	211.2	176.9
Reserves for self-insurance claims and other liabilities	121.3	135.3
Long-term income tax liability	18.5	51.3
Total liabilities	2,245.8	2,030.5
Redeemable noncontrolling interests	15.3	12.0
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 61,450,098 and 60,262,399 shares issued at December 31, 2010 and 2009, respectively	0.6	0.6
Capital in excess of par value	1,289.4	1,246.4
Accumulated other comprehensive loss	(4.0)	(17.4)
Retained earnings	904.0	748.5
Common stock in treasury, at cost, 9,991,316 and 5,476,930 shares at December 31, 2010 and 2009, respectively	(302.5)	(150.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,887.5	1,827.7
Noncontrolling interests	3.8	3.1
Total equity	1,891.3	1,830.8
Total liabilities and equity	$4,152.4	$3,873.3

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	2010	2009	2008
Cash flows from operating activities:
Net income	$158.6	$136.6	$105.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.1	5.1	23.7
Stock-based compensation	22.4	22.3	23.4
ESOP expense (non-cash portion)	—	—	7.6
Depreciation and amortization	148.5	143.0	132.1
Amortization of physician minimum revenue guarantees	17.1	13.6	9.3
Amortization of convertible debt discounts	22.6	21.1	19.7
Amortization of deferred loan costs	7.1	8.3	7.3
Debt extinguishment costs	2.4	—	—
Deferred income tax benefit	(29.0)	(7.2)	(4.5)
Reserves for self-insurance claims, net of payments	10.3	16.8	17.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(39.1)	(3.5)	(11.2)
Inventories and other current assets	(5.4)	(6.9)	(2.0)
Accounts payable and accrued expenses	13.2	(10.7)	(11.1)
Income taxes payable /receivable	48.8	9.9	26.2
Other	(1.9)	1.9	3.3
Net cash provided by operating activities-continuing operations	375.7	350.3	346.6
Net cash used in operating activities-discontinued operations	(1.6)	(0.4)	(12.5)
Net cash provided by operating activities	374.1	349.9	334.1
Cash flows from investing activities:
Purchase of property and equipment	(168.7)	(166.6)	(157.6)
Acquisitions, net of cash acquired	(184.9)	(81.4)	(21.8)
Other	—	3.9	(5.9)
Net cash used in investing activities – continuing operations	(353.6)	(244.1)	(185.3)
Net cash provided by (used in) investing activities – discontinued operations	—	19.6	(5.8)
Net cash used in investing activities	(353.6)	(224.5)	(191.1)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	10.4
Payments on borrowings	(255.2)	(13.5)	(10.1)
Repurchases of common stock	(152.1)	(3.1)	(118.3)
Payment of debt financing costs	(13.7)	—	—
Proceeds from exercise of stock options	20.4	10.8	3.6
Proceeds from employee stock purchase plans	1.0	1.0	0.8
Distributions to noncontrolling interests, net of proceeds	(2.4)	(4.2)	(3.3)
Proceeds from (purchase of) redeemable noncontrolling interests	3.1	(0.8)	2.2
Capital lease payments and other	(1.4)	(4.1)	(4.6)
Net cash used in financing activities – continuing operations	(0.3)	(13.9)	(119.3)
Net cash used in financing activities – discontinued operations	—	—	(1.1)
Net cash used in financing activities	(0.3)	(13.9)	(120.4)
Change in cash and cash equivalents	20.2	111.5	22.6
Cash and cash equivalents at beginning of year	187.2	75.7	53.1
Cash and cash equivalents at end of year	$207.4	$187.2	$75.7
Supplemental disclosure of cash flow information:
Interest payments	$71.0	$76.1	$82.6
Capitalized interest	$0.8	$1.1	$0.9
Income taxes paid, net	$62.5	$75.4	$59.2

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Unearned ESOP Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2007.	56.7	$0.6	$1,181.2	$(3.1)	$(19.8)	$511.4	$(41.2)	$4.6	$1,633.7
Comprehensive income:
Net income	—	—	—	—	—	103.0	—	2.2	105.2
Net change in fair value of interest rate swap, net of tax benefit of $4.9	—	—	—	—	(8.5)	—	—	—	(8.5)
Total comprehensive income									96.7
Non-cash ESOP compensation earned	—	—	4.7	3.1	—	—	—	—	7.8
Exercise of stock options and tax effects of stock-based awards	0.2	—	2.5	—	—	—	—	—	2.5
Stock activity in connection with employee stock purchase plan	—	—	0.8	—	—	—	—	—	0.8
Stock-based compensation	0.4	—	23.4	—	—	—	—	—	23.4
Repurchases of common stock, at cost	(3.9)	—	—	—	—	—	(106.1)	—	(106.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	—	—	—	—	—	(3.3)	(3.3)
Balance at December 31, 2008	53.4	0.6	1,212.6	—	(28.3)	614.4	(147.3)	3.5	1,655.5
Comprehensive income:
Net income	—	—	—	—	—	134.1	—	2.5	136.6
Net change in fair value of interest rate swap, net of tax provision of $5.9	—	—	—	—	10.9	—	—	—	10.9
Total comprehensive income									147.5
Exercise of stock options and tax effects of stock-based awards	0.8	—	11.8	—	—	—	—	—	11.8
Stock activity in connection with employee stock purchase plan	—	—	1.0	—	—	—	—	—	1.0
Stock-based compensation	0.8	—	22.3	—	—	—	—	—	22.3
Repurchases of common stock, at cost	(0.2)	—	—	—	—	—	(3.1)	—	(3.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	(1.3)	—	—	—	—	(2.9)	(4.2)
Balance at December 31, 2009	54.8	0.6	1,246.4	—	(17.4)	748.5	(150.4)	3.1	1,830.8
Comprehensive income:
Net income	—	—	—	—	—	155.5	—	3.1	158.6
Net change in fair value of interest rate swap, net of tax provision of $7.1	—	—	—	—	13.4	—	—	—	13.4
Total comprehensive income									172.0
Exercise of stock options and tax effects of stock-based awards	0.7	—	19.7	—	—	—	—	—	19.7
Stock activity in connection with employee stock purchase plan	0.1	—	1.0	—	—	—	—	—	1.0
Stock-based compensation	0.4	—	22.4	—	—	—	—	—	22.4
Repurchases of common stock, at cost	(4.5)	—	—	—	—	—	(152.1)	—	(152.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	(0.1)	—	—	—	—	(2.4)	(2.5)
Balance at December 31, 2010	51.5	$0.6	$1,289.4	$—	$(4.0)	$904.0	$(302.5)	$3.8	$1,891.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At December 31, 2010, on a consolidated basis, the Company operated 52 hospital campuses in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

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

Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment”, (“ASC 360-10”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations in the accompanying consolidated financial statements. The results of operations of these hospitals have been reflected as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations, as further described in Note 3.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $120.6 million, $100.2 million and $95.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments

In accordance with ASC 825-10, “Financial Instruments”, the fair value of the Company’s financial instruments are further described as follows.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc., as administrative agent and the lenders time to time party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc. as sole lead arranger and sole book runner, as amended (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of December 31, 2010 and 2009 were as follows (in millions):

	Carrying Amount		Fair Value
	2010	2009	2010	2009
Term B Loans	$443.7	$692.9	$445.4	$673.8
6.625% Senior Notes	$400.0	N/A	$398.0	N/A
3½% Notes, excluding unamortized discount	$575.0	$575.0	$579.3	$536.2
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$206.2

The fair values of the Company’s Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures were based on the quoted prices at December 31, 2010 and 2009. Effective February 26, 2010, the Company amended its existing Credit Agreement, as further described in Note 7, and extended the maturity date and increased the applicable interest rate for a portion of the Term B Loans. Additionally, effective September 23, 2010, the Company issued its 6.625% Senior Notes, a portion of the proceeds from which were used to repay $249.2 million of the outstanding borrowings under the Company’s Term B Loans.

Interest Rate Swap

The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 in accordance with ASC 815-10.

The fair value of the Company’s interest rate swap at December 31, 2010 and 2009 reflects a liability of approximately $7.9 million and $28.3 million, respectively. The interest rate swap is included as a current liability under the caption interest rate swap at December 31, 2010 and as a long-term liability included as a component of reserves for self-insurance claims and other liabilities at December 31, 2009 in the accompanying consolidated balance sheets. The Company’s interest rate swap is further described in Note 7.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity/indigent care. The Company provides care without charge to certain patients that qualify under the local charity/indigent care policy of each of its hospitals. For the years ended December 31, 2010, 2009 and 2008, the Company estimates that services provided under its charity/indigent care programs approximated $62.3 million, $58.5 million and $53.7 million, respectively, based on gross charges. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $4.9 million, $5.4 million and $7.1 million, increases to net income of approximately $3.2 million, $3.4 million, and $4.4 million, and increases to diluted earnings per share of approximately $0.06, $0.06 and $0.08 for the years ended December 31, 2010, 2009 and 2008, respectively. The net cost report settlement due from the Company as of December 31, 2010, included in other current liabilities in the accompanying consolidated balance sheets, was approximately $4.1 million. The net estimated cost report settlements due to the Company as of December 31, 2009, included in accounts receivable in the accompanying consolidated balance sheets, was approximately $1.9 million. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Concentration of Revenues

During the years ended December 31, 2010, 2009 and 2008, approximately 42.0%, 40.7% and 41.4%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Certain changes have been made to the Company’s historical sources of revenues. Specifically, the Company previously classified its revenues related to its owned physician practices as other revenue. For the year ended December 31, 2010 and for all previously reported periods, the Company changed the classification of its revenues for its owned physician practices from other to the respective payor classifications, as appropriate. This change had no impact on the Company’s historical results of operations. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. The Company’s management has determined that it is more appropriate to classify its owned physician practices revenue by their respective payor classification.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2010, 2009 and 2008:

State	Hospitals in State as of December 31, 2010	Percentage of Total Revenues
		2010	2009	2008
Kentucky	9	16.7%	16.4%	17.2%
Virginia	4	12.4	13.0	14.1
New Mexico	2	9.1	9.7	9.1
Tennessee	10	9.0	7.6	8.3
West Virginia	2	8.4	8.5	9.0
Alabama	5	7.3	7.1	7.5
Arizona	2	6.6	6.6	6.4
Louisiana	5	6.5	6.9	7.2
Texas	3	4.5	4.7	5.3

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to Costs and Expenses(a)	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2010	$433.2	$442.7	$(416.1)	$459.8
Year ended December 31, 2009	$374.4	$379.7	$(320.9)	$433.2
Year ended December 31, 2008	$376.3	$318.3	$(320.2)	$374.4

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of purchased items. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.

Long-Lived Assets

Property and Equipment

Purchases of property and equipment are recorded at cost. Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting as prescribed in ASC 805-10, “Business Combinations” (“ASC 805-10”). Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed of. Allocated interest on funds used to pay for the construction or purchase of major capital additions is included in the cost of each capital addition.

Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Buildings and improvements (including those under capital leases)	10 – 40
Equipment	3 – 10
Equipment under capital leases	3 – 5

Depreciation expense was $145.9, $141.7 million and $130.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to assets under capital leases is included in depreciation expense.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

As of December 31, 2010, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31, 2010 and 2009 (in millions):

	2010	2009
Buildings and improvements	$221.6	$207.9
Equipment	29.2	29.0
	250.8	236.9
Accumulated amortization	(58.8)	(48.7)
	$192.0	$188.2

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with ASC 360-10. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $17.1 million impairment charge, net of income tax benefits, in discontinued operations during the year ended December 31, 2008, as further described in Note 3. Additionally, the Company incurred a $1.1 million and $1.2 million pre-tax impairment charge in continuing operations during the years ended December 31, 2009 and 2008, respectively. These impairment charges relate to the impairment of certain operating assets for which the Company considered its existing carrying amounts exceeded the current estimated fair values of these assets.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2010 and 2009, the Company performed its annual impairment tests as of October 1, 2010 and 2009, and did not incur an impairment charge.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Point of Life Indemnity, Ltd. (“POLI”)

The Company operates a captive insurance company under the name Point of Life Indemnity, Ltd. POLI, which is approved by the Cayman Islands Monetary Authority and operates as a wholly-owned subsidiary of the Company, issues malpractice insurance policies to certain of the Company’s employed physicians. Fees charged to these employed physicians are eliminated in consolidation. Through July 1, 2008, POLI insured certain voluntary attending physicians for medical malpractice claims. Fees charged to these voluntary attending physicians are included in revenues in the accompanying consolidated statements of operations and approximated $0.4 million during the year ended December 31, 2008. Reserves for the current estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for self-insurance claims and other liabilities in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. For all claims made after April 1, 2009, the Company’s self-insured retention level is $5.0 million per claim. For claims made before April 1, 2009, the Company’s self-insured retention level ranges from $10.0 million per claim to $25.0 million per claim. The Company’s self-insured retention level is evaluated annually as a part of its insurance program's renewal process.

Additionally, as of December 31, 2010, the Company’s self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $47.1 million, $51.2 million and $47.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 3.15%, 3.60% and 4.00% at December 31, 2010, 2009 and 2008, respectively. As a result of the decreases in the applied discount rate during the years ended December 31, 2010, 2009 and 2008, the Company’s self-insurance claims expense increased by approximately $1.6 million, $1.2 million and $3.0 million which decreased the Company’s net income by approximately $1.0 million, $0.8 million and $1.9 million, or $0.02, $0.01 and $0.04 per diluted share, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

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

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2010 and 2009 (in millions):

	2010	2009
Current portion	$32.8	$31.1
Long-term portion	95.9	88.2
	$128.7	$119.3

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semiannual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, the Company’s related self-insured claims expense decreased by $3.7 million, which increased net income by approximately $2.4 million, or $0.05 per diluted share for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, as a result of the Company’s quarterly and semiannual actuarial calculations, the Company’s related self-insured claims expense increased by $2.5 million and $7.4 million, which decreased net income by approximately $1.6 million and $4.5 million, or $0.03 and $0.08 per diluted share, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon one actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $17.2 million and $14.5 million at December 31, 2010 and 2009, respectively, and is included in other current liabilities in the Company’s accompanying consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities.” Redemption of these interests would require the delivery of cash. Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets.

Segment Reporting

The Company has five operating divisions as of December 31, 2010. Each of these five operating divisions has similar economic characteristics consisting of acute care hospitals in non-urban communities. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

•	its operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and
•	because of the collective size of its five operating divisions, each division benefits from its participation in a group purchasing organization.

Stock-Based Compensation

The Company issues stock options and other stock-based awards to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans, as described in Note 9. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, as more fully discussed in Note 7 and Note 11. The computation of the Company’s basic and diluted EPS is set forth in Note 11.

Recently Issued Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure, (“ASU 2010-23”). ASU 2010-23 standardizes the basis of disclosure of charity care as cost and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for the Company’s three month period ended March 31, 2011. The adoption of ASU 2010-23 is not expected to impact the Company’s financial position, results of operations or cash flows although additional disclosures will be required.

Note 2. Acquisitions

HighPoint Health Systems (“HighPoint”)

Effective September 1, 2010, the Company acquired Sumner Regional Health Systems, subsequently renamed HighPoint Health Systems, for approximately $145.0 million plus net working capital. HighPoint includes Sumner Regional Medical Center, a 155 bed hospital located in Gallatin, Tennessee, Trousdale Medical Center, a 25 bed hospital located in Hartsville, Tennessee and Riverview Regional Medical Center, a two campus hospital system with a combined 88 beds in Carthage, Tennessee. The Company has committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years. The results of operations of HighPoint are included in the Company’s results of operations beginning September 1, 2010.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 2. Acquisitions  – (continued)

The fair values assigned to HighPoint’s assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Current assets	$19.5
Property and equipment	131.9
Other long-term assets	3.7
Goodwill	25.0
Total assets acquired, excluding cash	180.1
Current liabilities	9.9
Long-term liabilities	12.6
Total liabilities assumed	22.5
Net assets acquired	$157.6

Clark Regional Medical Center (“Clark”)

Effective May 1, 2010, the Company acquired the operations, working capital and equipment of Clark, a 100 bed hospital located in Winchester, Kentucky, for approximately $10.1 million. In connection with this transaction, the Company entered into a lease agreement for the existing Clark hospital. The Company has committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility. The Company began construction during the third quarter of 2010. The Company anticipates opening the replacement hospital in approximately 15 months. The results of operations of Clark are included in the Company’s results of operations beginning May 1, 2010.

Rockdale Medical Center (“Rockdale”)

Effective February 1, 2009, the Company acquired Rockdale Medical Center, a 138 bed hospital located in Conyers, Georgia, for approximately $82.6 million. Pursuant to the asset purchase agreement for Rockdale, the Company has committed to spend no less than $4.0 million in each of the next three years and a total of at least $30.0 million during the next six years on capital expenditures and improvements following the date of acquisition. Through December 31, 2010, the Company has spent approximately $16.3 million. The results of operations of Rockdale are included in the Company’s results of operations beginning February 1, 2009.

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $17.2 million, $4.8 million and $21.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 3. Discontinued Operations

Facilities Identified

In September 2008, the Company’s management committed to plans to sell Doctors’ Hospital of Opelousas (“Opelousas”), a 171 bed facility located in Opelousas, Louisiana, and Starke Memorial Hospital (“Starke”), a 53 bed facility located in Knox, Indiana. Effective May 1, 2009, the Company sold Opelousas for $13.7 million, including working capital and effective July 1, 2009, the Company sold Starke for $6.3 million, including working capital. In connection with the Company’s disposals of Opelousas and Starke, it recognized losses on sales of hospitals, net of income tax benefits, of $0.4 million during the year ended December 31, 2009.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Discontinued Operations  – (continued)

In March 2007, the Company signed a letter of intent with a third party to terminate its existing lease agreement and transfer substantially all of the operating assets and net working capital of Colorado River Medical Center (“Colorado River”), a 25 bed facility located in Needles, California. Effective April 1, 2008, the Company terminated its lease agreement and transferred substantially all of the operating assets and working capital to a third party. In connection with the Company’s disposal of Colorado River, it recognized a loss, net of income tax benefits, of $0.3 million during the year ended December 31, 2008.

Impact of Discontinued Operations

The results of operations, net of income taxes, of Opelousas, Starke and Colorado River, as well as the Company’s other previously disposed facilities are reflected in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 360-10.

Interest expense was allocated to discontinued operations based on the ratio of disposed net assets to the sum of total net assets of the Company plus the Company’s total outstanding debt. The Company allocated to discontinued operations interest expense of $0.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. There was no allocation of interest expense to discontinued operations for the year ended December 31, 2010.

The revenues, loss before income taxes and loss net of income taxes, excluding impairment charges and losses on sales of hospitals, of discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008
Revenues (adjustments)	$(0.8)	$17.1	$53.0
Loss before income taxes	$(0.2)	$(6.7)	$(12.2)
Loss net of income taxes	$(0.1)	$(4.7)	$(6.3)

Impairment Charges

During the year ended December 31, 2008 the Company recognized total impairment charges, net of taxes of $17.1 million. These impairment charges included a $13.9 million charge for Opelousas and a $5.5 million charge for Starke. These charges were partially offset by a reversal of a portion of the previously recognized impairment charge of $2.3 million for Colorado River. The Company allocated goodwill to each of these facilities based on the ratio of its estimated fair value to the estimated fair value of the Company.

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
December 31, 2010

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
$5.5

Impairment — Colorado River

In March 2007, the Company, through its indirect subsidiary, Principal-Needles, Inc. (“PNI”), signed a letter of intent with the Needles Board of Trustees of Needles Desert Communities Hospital (the “Needles Board of Trustees”) to transfer to the Needles Board of Trustees substantially all of the operating assets and net working capital of Colorado River plus $1.5 million in cash, which approximated the net present value of future lease payments due under the lease agreement between PNI and the Needles Board of Trustees in consideration for the termination of the existing operating lease agreement. Subsequently, in December 2007, the Company entered into a definitive agreement with the Needles Board of Trustees that terminated the existing lease agreement effective April 1, 2008, on which date the Company transferred Colorado River to the Needles Board of Trustees. In connection with the signing of the letter of intent in March 2007, the Company recognized an impairment charge of $8.7 million, net of income tax benefits for the year ended December 31, 2007. The impairment charge related to goodwill impairment and the write-down of the property and equipment and certain net working capital that was originally to be transferred to the Needles Board of Trustees, for which the Company anticipated receiving no consideration. The Company recognized a favorable impairment adjustment of ($2.3) million, net of income taxes, or ($0.04) per diluted share for the year ended December 31, 2008. The impairment adjustment relates to the reversal of a portion of the previously recognized impairment charge for certain net working capital components that were ultimately excluded from the assets transferred effective April 1, 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 3. Discontinued Operations  – (continued)

The following table sets forth the components of Colorado River’s impairment adjustment during the year ended December 31, 2008 (in millions):

Net working capital	$(3.6)
Income tax provision	1.3
$(2.3)

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 (in millions):

Balance at December 31, 2008	$1,516.5
Acquisition of Rockdale	9.1
Write-offs of goodwill related to miscellaneous ancillary service-line disposals, net of consideration for miscellaneous ancillary service-line acquisitions	(2.6)
Balance at December 31, 2009	1,523.0
Acquisition of Clark	1.3
Acquisition of HighPoint	25.0
Acquisitions of ancillary service-lines	1.4
Balance at December 31, 2010	$1,550.7

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2010 and 2009 (in millions):

	2010	2009
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$87.2	$77.5
Accumulated amortization	(37.9)	(26.4)
Net total	49.3	51.1
Non-competition agreements
Gross carrying amount	29.3	20.4
Accumulated amortization	(12.0)	(9.4)
Net total	17.3	11.0
Total amortized intangible assets
Gross carrying amount	116.5	97.9
Accumulated amortization	(49.9)	(35.8)
Net total	66.6	62.1
Indefinite-lived intangible assets:
Certificates of need	6.5	6.5
Total intangible assets:
Gross carrying amount	123.0	104.4
Accumulated amortization	(49.9)	(35.8)
Net total	$73.1	$68.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 4. Goodwill and Intangible Assets  – (continued)

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2010 and 2009, the Company’s liability for contract-based physician minimum revenue guarantees was $18.0 million and $18.7 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

In connection with the Company’s acquisitions of certain ancillary service-lines completed during the year ended December 31, 2010, the Company allocated $8.9 million of the purchase prices to non-competition agreements. These non-competition agreements entered into in connection with the Company’s acquisitions completed during the year ended December 31, 2010 have a weighted-average term of approximately 71 months.

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

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2010, 2009 and 2008 was $19.7 million, $14.8 million and $10.5 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2011	$22.2
2012	18.6
2013	12.6
2014	6.5
2015	1.4
Thereafter	5.3
$66.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009, and 2008 consists of the following (in millions):

	2010	2009	2008
Current:
Federal	$37.6	$88.2	$69.0
State	4.5	6.8	4.3
	42.1	95.0	73.3
Deferred:
Federal	38.9	(14.5)	3.7
State	(2.5)	(3.6)	(2.1)
	36.4	(18.1)	1.6
Increase in valuation allowance	3.9	3.4	5.0
Total	$82.4	$80.3	$79.9

The increases in the valuation allowance during the years ended December 31, 2010, 2009 and 2008 were primarily the result of a reduction in the Company’s state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various non-hospital operating subsidiaries have state net operating loss carry forwards in the aggregate of approximately $711.4 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2030.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income from continuing operations before income taxes and including net income or loss from non-controlling interests for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6	1.4	1.5
Valuation allowance	1.6	1.5	2.4
Income tax liability reversal	(2.5)	(1.9)	(1.2)
Other items, net	(1.1)	0.6	1.0
Effective income tax rate	34.6%	36.6%	38.7%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Accounting for Income Taxes  – (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2010 and 2009 (in millions):

	2010	2009
Deferred income tax liabilities:
Depreciation and amortization	$(227.3)	$(183.4)
Amortization of convertible debt discounts	(32.3)	(41.2)
Prepaid expenses	(1.6)	(1.2)
Other	(10.5)	(1.3)
Total deferred income tax liabilities	(271.7)	(227.1)
Deferred income tax assets:
Provision for doubtful accounts	59.4	76.9
Employee compensation	58.7	51.6
Professional liability claims	38.7	36.0
Interest rate swap	2.7	9.9
Other	58.6	48.9
Total deferred income tax assets	218.1	223.3
Valuation allowance	(57.9)	(51.8)
Net deferred income tax assets	160.2	171.5
Net deferred income tax liabilities	$(111.5)	$(55.6)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Current	$99.7	$121.3
Long-term	(211.2)	(176.9)
Total	$(111.5)	$(55.6)

The Company filed applications with the Internal Revenue Service (“IRS”) that automatically allowed the Company to change its tax accounting method related to worthless accounts receivable during the year ended December 31, 2010. As a result of this tax accounting method change, the Company reduced its long- term income tax liability for unrecognized tax benefits and a related deferred tax asset by $29.2 million. Additionally, the Company reduced its income tax provision by $4.5 million of related and previously accrued interest expense.

Additionally, during the year ended December 31, 2010, the Company recorded the income tax impact of its reconciliation of the income tax provision to the income tax return for its year ended December 31, 2009. This resulted in an increase in the Company’s income taxes receivable by $53.4 million and net deferred income tax liability by $52.3 million. These increases are primarily the result of method change applications filed with the IRS during the year ended December 31, 2010.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Accounting for Income Taxes  – (continued)

The following table provides a rollforward of the various tax balances from December 31, 2009 to December 31, 2010 and reflects changes resulting from the Company’s tax accounting method changes, interest accrual reversals, federal income tax impact of the income tax provision to income tax return reconciliation and other items (in millions):

	Income Taxes Receivable	Deferred Income Taxes, Net	Long-Term Income Tax Liability
Balance at December 31, 2009	$10.0	$(55.6)	$(51.3)
Adjustments resulting from tax accounting method change related to worthless accounts receivable	—	(29.2)	29.2
Federal income tax impact of the income tax provision to income tax return reconciliation	53.4	(52.3)	—
Other	(0.6)	(7.2)	(1.0)
(Provision for) benefit from income taxes, net	(122.7)	35.4	4.9
Income taxes paid, net	65.4	(2.6)	(0.3)
Balance at December 31, 2010	$5.5	$(111.5)	$(18.5)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2010 and 2009 is as follows (in millions):

	2010	2009
Balance at beginning of year	$42.3	$48.2
Additions for tax positions of prior years	6.0	0.8
Reductions for tax positions of prior years	(29.2)	(3.2)
Reductions for settlements with taxing authorities	(0.4)	(0.4)
Reductions for lapse of statutes of limitations	(2.6)	(3.1)
Balance at end of year	$16.1	$42.3

The components of the long-term income tax liability at December 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Unrecognized tax benefits	$16.1	$42.3
Accrued interest and penalties	2.4	9.0
	$18.5	$51.3

Of the $16.1 million of gross unrecognized tax benefits at December 31, 2010, $1.5 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of gross unrecognized tax benefits at December 31, 2010 are tax positions of $14.6 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5. Accounting for Income Taxes  – (continued)

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2010, the Company recorded a net $4.1 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $5.4 million from the expiration of federal and state statutes of limitation, tax accounting method change related to worthless accounts receivable, and settlements with taxing authorities and interest expense of $1.3 million on unrecognized tax benefits from prior years.

The Company’s U.S. Federal income tax returns for 2007 and beyond remain subject to examination by the IRS. The IRS had examined the Company’s tax returns for 1999 through 2003, with agreement on all issues except for the Company’s tax accounting method of determining its bad debt deduction. In December 2009, the Company reached an agreement with the IRS on the final remaining issue regarding the determination of its bad debt deduction. In March 2010, the Company executed Form 870, Waiver of Restrictions on Assessment and Collection of Deficiency in Tax and Acceptance of Overassessment, in order to close the IRS examination of the Company’s consolidated Federal income tax returns for 1999 through 2003. The Form 870 reported a $2.6 million net tax refund due to the Company for all examined years. In addition to the $2.6 million net tax refund, the Company had previously applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on any settlement beyond the March 15, 2003 deposit date. As a result of the IRS settlement being in a net tax refund position, the Company was due a refund of the $6.6 million deposit. These two net tax refunds combine to an amount of $9.2 million. Since the Company’s IRS examination refund exceeded $2.0 million, the Joint Committee of Taxation reviewed the IRS examination results and issued a no change letter to the Company in May 2010 that approved the $9.2 million net tax refund owed to the Company. In December 2010, the Company received the $9.2 million of tax refunds, plus $1.0 million of interest, from the IRS. The previously extended statutes of limitation for the Federal tax returns for 1999 through 2003 expired on December 31, 2010.

The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2005 and beyond remain subject to examination by various state taxing authorities. As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $4.0 million.

Note 6. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2010 and 2009 (in millions):

	2010	2009
Accrued interest	$16.0	$9.3
Short-term portion of reserves for self-insurance claims	32.8	31.1
Reserves for self-insured medical benefits	17.2	14.5
Physician minimum revenue guarantees liability	18.0	18.7
Estimated third party settlements	4.1	—
Other	36.5	34.5
	$124.6	$108.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2010 and 2009 (in millions):

	2010	2009
Senior Borrowings:
Term B Loans	$443.7	$692.9
6.625% Senior Notes	400.0	—
	843.7	692.9
Subordinated Borrowings:
3½% Notes	575.0	575.0
3¼% Debentures	225.0	225.0
Unamortized discounts on 3½% Notes and 3¼% Debentures	(79.8)	(102.4)
Province 7½% Notes	0.1	6.1
	720.3	703.7
Capital leases	7.9	3.2
Total long-term debt	1,571.9	1,399.8
Less: current portion	1.4	1.0
	$1,570.5	$1,398.8

Maturities of the Company’s long-term debt at December 31, 2010, excluding unamortized discounts on 3½% Notes and 3¼% Debentures are as follows for the years indicated (in millions):

2011	$1.4
2012	1.1
2013	0.9
2014	1,019.3
2015	0.7
Thereafter	628.3
$1,651.7

Credit Agreement

Terms

The Company’s Credit Agreement provides for Term B Loans, term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). In February 2010, the Company amended its Credit Agreement to extend the maturity date of $443.7 million of its outstanding Term B Loans from April 15, 2012 to April 15, 2015 and the maturity date of the $350.0 million of existing capacity available under its Revolving Loans from April 15, 2010 to December 15, 2012. If the Company does not refinance its outstanding 3½% Notes at least 91 days prior to their current maturity date of May 15, 2014, the extended portion of the Term B Loans will mature on February 13, 2014. For consideration of the extension in maturity dates, the February 2010 amendment, among other things, increased the applicable interest rates from an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin of 1.625% to an adjusted LIBOR plus a margin of 2.750% for the extended Term B Loans and from an adjusted LIBOR plus a margin of 1.750% to an adjusted LIBOR plus a margin of up to 2.750% for the extended Revolving Loans. Additionally, the amendment increased the unused credit capacity fee applicable to the Revolving Loans from 0.375% to 0.625% with a step-down to 0.500% if the Company’s total leverage ratio is less than 2.50:1.00. The remaining $249.2 million outstanding under the Term B Loans, for which the maturity date and interest rate remained unchanged, was repaid during the third quarter of 2010 out of the proceeds from the issuance of the 6.625% Senior Notes. Accordingly, as of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

December 31, 2010, the Company’s outstanding $443.7 million in Term B Loans will mature on February 13, 2014, assuming that it does not refinance its outstanding 3½% Notes.

Additionally, Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Company’s Credit Agreement. The Company’s Credit Agreement is guaranteed on a senior secured basis by its subsidiaries with certain limited exceptions and provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Company’s Revolving Loans.

Letters of Credit and Availability

As of December 31, 2010, the Company had $31.1 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Company’s Credit Agreement, Revolving Loans available for borrowing were $318.9 million as of December 31, 2010.

The Company’s Credit Agreement contains uncommitted “accordion” features that permit it to borrow at a later date additional aggregate principal amounts of up to $400.0 million of Term B Loans, $250.0 million of Term A Loans and $300.0 million of Revolving Loans, subject to obtaining additional lender commitments and the satisfaction of other conditions.

Interest Rates

Interest on the outstanding balance of the Term B Loans is payable at an adjusted LIBOR plus a margin of 2.750%. Interest on the Revolving Loans is payable at the Company’s option at either an adjusted base rate or an adjusted LIBOR plus a margin. The margin on Revolving Loans subject to an adjusted base rate ranges from 1.00% to 1.75%, based on the Company’s total leverage ratio. The margin on the Revolving Loans subject to an adjusted LIBOR ranges from 2.00% to 2.75% based on the Company’s total leverage ratio.

As of December 31, 2010, the applicable annual interest rate under the Term B Loans was 3.04%, which was based on the 90-day adjusted LIBOR plus the applicable margins. The 90-day adjusted LIBOR was 0.29% at December 31, 2010. The weighted-average applicable annual interest rate for the year ended December 31, 2010 under the Term B Loans was 2.67%.

Covenants

The Company’s Credit Agreement requires it to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount the Company can spend on capital expenditures to no more than 10.0% of annual revenues. The Company was in compliance with these covenants as of December 31, 2010.

In addition, the Company’s Credit Agreement contains customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions. It does not contain provisions that would accelerate the maturity dates upon a downgrade in the Company’s credit rating. However, a downgrade in the Company’s credit rating could adversely affect its ability to obtain other capital sources in the future and could increase the Company’s cost of borrowings.

6.625% Senior Notes

Effective September 23, 2010, the Company issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay a portion of the Company’s

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

outstanding borrowings under its Term B Loans and a portion of its outstanding borrowings under its Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). The Company intends to use the remaining proceeds from the borrowings under its 6.625% Senior Notes for general corporate purposes, which may include the repurchase of the Company’s outstanding common stock from time to time. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future subsidiaries that guarantee the Credit Agreement.

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

If the Company experiences a change of control under certain circumstances, it must offer to repurchase all of the notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Subject to certain exceptions, the Company will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of its 3½% Notes as follows: (i) an amount in cash, which the Company refers to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

excess of the daily conversion value above $50. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that the Company incurs in the future. If the Company does not make any payments it is obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

3¼% Debentures

The Company’s 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, the Company will deliver cash and shares of its common stock, as follows: (i) an amount in cash, which the Company refers to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of the Company’s common stock, as set forth in the indenture governing the securities, which the Company refers to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of the Company’s common stock. The Company’s ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that the Company incurs in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

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

Province 7½% Senior Subordinated Notes (“Province 7½% Notes”)

In connection with the Company’s merger with Province Healthcare Company in 2005, approximately $193.9 million of the $200.0 million outstanding principal amount of Province’s 7½% senior subordinated notes due 2013 was purchased and subsequently retired. Additionally, during the third quarter of 2010 and in connection with the Company’s proceeds from the issuance of its 6.625% Senior Notes, described in more detail within this note, the Company repaid $6.0 million of the outstanding principal of the Province 7½% Notes. The remaining $0.1 million outstanding principal amount of the Province 7½% Notes bears interest at the rate of 7½% payable semi-annually on June 1 and December 1. The Company currently has the right to redeem all or a portion of the Province 7½% Notes at the current redemption prices, plus accrued and unpaid interest. The Province 7½% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The supplemental indenture contains no material covenants or restrictions.

Debt Extinguishment Costs

In connection with the Company’s issuance of its 6.625% Senior Notes, its partial repayments of its Term B Loans and its Province 7½% Notes, the Company recorded $2.4 million of debt extinguishment costs, or $1.5 million net of income taxes for the year ended December 31, 2010. The debt extinguishment costs include $1.2 million of previously capitalized loan costs and $1.2 million of loan costs related to the issuance of the 6.625% Senior Notes that the Company expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments.

Unamortized Discounts on Convertible Debt

Effective January 1, 2009, the Company adopted the provisions of ASC 470-20, “Debt with Conversion and Other Options”, (“ASC 470-20”) which specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s 3½% Notes and its 3¼% Debentures are within the scope of ASC 470-20. Therefore, the Company recorded the debt components of its 3½% Notes and its 3¼% Debentures at fair value as of the date of issuance and began amortizing the resulting discount as an increase to interest expense over the expected life of the debt.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

The principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2010 and 2009 were as follows (in millions):

	2010	2009
3½% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(65.5)	(82.0)
Net carrying balance	$509.5	$493.0
3¼% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(14.3)	(20.4)
Net carrying balance	$210.7	$204.6

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

For the years ended December 31, 2010, 2009 and 2008, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2010	2009	2008
3½% Notes:
Contractual cash interest expense	$20.1	$20.1	$20.1
Non-cash interest expense (discount amortization)	16.5	15.4	14.3
Total interest expense	$36.6	$35.5	$34.4
3¼% Debentures:
Contractual cash interest expense	$7.3	$7.3	$7.3
Non-cash interest expense (discount amortization)	6.1	5.7	5.4
Total interest expense	$13.4	$13.0	$12.7

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective interest rates for the years ended December 31, 2010, 2009 and 2008 were 6.38%, 6.17% and 5.99%, respectively, for the 3½% Notes and 5.95%, 5.79% and 5.63%, respectively, for the 3¼% Debentures.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

The following table provides information regarding the notional amounts in effect for the indicated date ranges for the Company’s interest rate swap agreement:

Date Range	Notional Amount (In millions)
November 30, 2007 to November 28, 2008	$750.0
November 28, 2008 to November 30, 2009	600.0
November 30, 2009 to November 30, 2010	450.0
November 30, 2010 to May 30, 2011	300.0

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. In accordance with ASC 815-10 the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in its balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company assesses the effectiveness of its interest rate swap on a quarterly basis. In connection with the Company’s quarterly assessments for the years ended December 31, 2010 and 2008, the Company determined the hedge to be partially ineffective because the notional amount of the interest rate swap in effect at certain quarterly assessment points exceeded the Company’s outstanding variable rate borrowings under its Credit Agreement. The Company recognized an increase in interest expense of approximately $0.1 million and $0.6 million related to the ineffective portion of the Company’s cash flow hedge during the years ended December 31, 2010 and 2008. The Company completed its quarterly assessments during the year ended December 31, 2009 and determined that its cash flow hedge was effective.

As of December 31, 2010 and 2009, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	2010	2009
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Interest rate swap	$7.9	$—
	Reserves for self-insurance claims and other liabilities	$—	$28.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 7. Long-Term Debt  – (continued)

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)			Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009	2008		2010	2009	2008
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$20.4	$16.8	$(13.4)	Interest expense, net	$(0.1)	$—	$(0.6)

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

The observable market three-month LIBOR forward interest rates used are as follows:

Settlement Date	Three-month LIBOR Forward Interest Rates
February 28, 2011	0.29438%
May 30, 2011	0.35152

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Stockholders’ Equity  – (continued)

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

The rights are designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The Rights will not prevent a takeover, but are designed to encourage anyone seeking to acquire the Company to negotiate with its Board of Directors prior to attempting a takeover.

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

Common Stock in Treasury and Repurchases of Common Stock

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2007 Repurchase Plan”). The 2007 Repurchase Plan expired in November 2008.

In connection with the 2007 Repurchase Plan, the Company repurchased approximately 3.8 million shares for an aggregate purchase price, including commissions, of approximately $103.7 million at an average purchase price of $26.57 per share for the year ended December 31, 2008. The Company has designated the shares repurchased under the 2007 Repurchase Plan as treasury stock.

In August 2009, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired on February 5, 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Stockholders’ Equity  – (continued)

In connection with the 2009 Repurchase Plan, the Company repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of approximately $100.0 million at an average purchase price of $33.21 per share for the year ended December 31, 2010. There were no repurchases made in accordance with the 2009 Repurchase Plan during the year ended December 31, 2009. The Company has designated the shares repurchased under the 2009 Repurchase Plan as treasury stock.

In September 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of the Company’s common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012. The Company is not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. In connection with the 2010 Repurchase Plan, the Company entered into a trading plan in accordance with the United States Securities and Exchange Commission (the “SEC”) Rule 10b5-1 to facilitate repurchases of its common stock (the “2010 10b5-1 Trading Plan”). The 2010 10b5-1 Trading Plan became effective on September 22, 2010 and expired on November 2, 2010.

In connection with the 2010 Repurchase Plan, the Company repurchased approximately 1.3 million shares for an aggregate purchase price, including commissions, of approximately $46.4 million at an average purchase price of $34.90 per share for the year ended December 31, 2010, 0.5 million shares of which was purchased in accordance with the 2010 10b5-1 Trading Plan. The Company has designated the shares repurchased under the 2010 Repurchase Plan as treasury stock.

Shares authorized for repurchase, amounts repurchased through December 31, 2010 and remaining amounts available for repurchase as of December 31, 2010 in accordance with the 2010 Repurchase Plan and 2009 Repurchase Plan are as follows:

	2010 Repurchase Plan			2009 Repurchase Plan
	Amount	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Amount	Total Number of Shares Repurchased	Weighted Average Price Paid per Share
	(In millions)	(In millions)		(In millions)	(In millions)
Amount authorized to repurchase	$150.0	N/A	N/A	$100.0	N/A	N/A
Less: Amount repurchased through December 31, 2010	46.4	1.3	$34.90	100.0	3.0	$33.21
Remaining amount authorized to repurchase as of December 31, 2010	$103.6	N/A	N/A	$—	N/A	N/A

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.2 million, 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares during the years ended December 31, 2010, 2009 and 2008 for an aggregate price of approximately $5.7 million, $3.1 million and $2.4 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 8. Stockholders’ Equity  – (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the fair value of the Company’s interest rate swap resulted in comprehensive gains (losses) of $20.5 million, or $13.4 million net of income tax provision for the year ended December 31, 2010; $16.8 million, or $10.9 million net of income tax provision for the year ended December 31, 2009; and $(13.4) million, or $(8.5) million net of income tax benefits for the year ended December 31, 2008. The Company’s interest rate swap agreement is further described in Note 7.

ESOP and Defined Contribution Plan

In 1999, the Company established an employee stock ownership plan (“ESOP”) as a defined contribution retirement plan that covered substantially all of the Company’s employees. Upon establishment, the ESOP purchased from the Company approximately 2.8 million shares of the Company’s common stock at its then fair market value of $11.50 per share. The purchase of the shares was primarily financed by the ESOP issuing a promissory note to the Company, which the ESOP repaid in annual installments over the term of the loan. The ESOP funded its repayments to the Company through the Company’s contributions to the ESOP. The term of the loan concluded on December 31, 2008.

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

The Company’s defined contribution plan expense was $11.7 million, $15.9 million and $8.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The defined contribution plan expense tax deduction attributable to the ESOP released shares was fixed at $3.2 million per year during the year ended December 31, 2008.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Effective June 8, 2010, upon stockholders’ approval, the Company amended its LTIP, Amended and Restated Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP and increased the shares available for grant under each plan by an additional approximate 2.4 million, 0.1 million and 0.1 million shares, respectively. Of the 2.4 million increase in shares available for grant in accordance with the LTIP, 1.4 million shares are available for issuance as stock options and 1.0 million shares are available for issuance as nonvested stock, restricted stock and performance shares.

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

As of December 31, 2010, the Company is authorized to issue to its officers and employees approximately 18.1 million shares of the Company’s common stock in the form of stock options, nonvested stock, restricted stock and performance shares in accordance with the LTIP.

The Company granted stock options to purchase 1,279,688, 926,215 and 1,134,125 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the years ended December 31, 2010, 2009 and 2008, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the years ended December 31, 2010, 2009 and 2008 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company granted 427,250, 771,425 and 478,872 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP during the years ended December 31, 2010, 2009 and 2008, respectively. The nonvested stock awards granted during the years ended December 31, 2010, 2009 and 2008 have cliff-vesting periods from the grant date of three years and ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the years ended December 31, 2010, 2009 and 2008, 317,000, 307,500 and 247,500 were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during the years ended December 31, 2009 and 2008 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the year ended December 31, 2010, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the year ended December 31, 2010, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the specific grant vesting requirements, nonvested stock awards and performance-based awards granted under the LTIP become fully vested upon the death or disability of the participant. Additionally, in the event of termination without cause of a participant, the nonvested stock awards and performance-based awards otherwise subject to cliff-vesting become vested in a percentage equal to the number of full months of continuous employment following the date of grant through the date of termination

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

divided by the total number of months in the vesting period, and in the case of performance-based awards, only in the event that the performance goals are attained.

Outside Directors Stock and Incentive Compensation Plan

As of December 31, 2010, the Company is authorized to issue to its non-employee directors approximately 0.4 million shares of the Company’s common stock in the form of stock options, deferred stock units and restricted stock units in accordance with the ODSICP.

The ODSICP provides the Company’s non-employee directors an opportunity to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid as a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award.

The Company granted 27,475, 34,762 and 28,000 restricted stock units to its non-employee directors in accordance with the ODSICP during the years ended December 31, 2010, 2009 and 2008, respectively. All of the restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 are fully vested and are no longer subject to forfeiture. The non-employee director’s receipt of shares of the Company’s common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

MSPP

As of December 31, 2010, the Company is authorized to issue to its officers and employees approximately 0.4 million shares of the Company’s common stock in the form of restricted stock in accordance with the MSPP.

The MSPP provides the Company’s officers and employees an opportunity to purchase shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. The Company granted 52,048, 57,748 and 39,716 shares of restricted stock to certain of its officers and employees in accordance with the MSPP during the years ended December 31, 2010, 2009 and 2008, respectively. The restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 cliff-vest three years from the grant date.

Stock Options

Valuation

The Company estimated the fair value of stock options granted using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company uses the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given the Company’s relatively large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected volatility	39.9%	40.3%	31.9%
Risk free interest rate (range)	0.06% – 3.69%	0.05% – 3.58%	0.09% – 3.89%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.4	5.3
Fair value per share of stock options granted	$11.22	$8.02	$8.14

Population Stratification

In accordance with ASC 718-10, a company should aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment behaviors for the purpose of refining the expected term assumption, regardless of the valuation technique used to estimate the fair value. In addition, ASC 718-10 indicates that a company may generally make a reasonable fair value estimate with as few as one or two groupings. The Company has determined that a single employee population group is appropriate based on an analysis of the Company’s historical exercise patterns.

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

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2010 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2009	4,223,676	$30.47	$10.70	$45.2	$18.0	6.57
Exercisable at December 31, 2009	2,535,946	$33.99	$12.34	$31.3	$4.9	5.21
Unvested at December 31, 2009	1,687,730	$25.19	$8.24	$13.9	$13.1	8.62
Granted	1,279,688	$31.59	$11.22	$14.4	N/A	N/A
Forfeited (pre-vest cancellation)	(184,754)	$29.81	$10.35	$(1.9)	N/A	N/A
Exercised	(737,923)	$27.67	$9.02	$(6.7)	$5.4	N/A
Expired (post-vest cancellation)	(110,199)	$37.72	$13.46	$(1.5)	N/A	N/A
Vested	768,904	$26.92	$8.43	$6.5	N/A	N/A
Outstanding at December 31, 2010	4,470,488	$31.10	$11.08	$49.5	$28.4	6.48
Exercisable at December 31, 2010	2,456,728	$33.49	$12.05	$29.6	$11.2	4.73
Unvested at December 31, 2010	2,013,760	$28.20	$9.89	$19.9	$17.2	8.62

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $8.1 million, and $3.9 million, respectively. The Company received $20.4 million, $10.8 million, and $3.6 million in cash from stock option exercises for the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.6 million, $1.0 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

As of December 31, 2010, there was $11.7 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to three years.

A summary of other stock-based award activity in accordance with the LTIP, ODSICP and MSPP during the year ended December 31, 2010 is as follows:

Other Stock-Based Awards	Number of Shares	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2009	1,753,271	$25.87	$45.4	57.0
Granted	506,773	$29.41	14.9	N/A
Vested and exercised	(561,629)	$33.34	(18.7)	(18.4)
Forfeited (pre-vest cancellation)	(91,758)	$23.11	(2.1)	N/A
Outstanding at December 31, 2010	1,606,657	$24.57	$39.5	$59.0
Unvested at December 31, 2010	1,516,420	$24.20	$36.7	$55.7

The Company received, $1.0 million, $1.0 million, and $0.8 million for the issuance of restricted stock in accordance with the MSPP during the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, there was $14.9 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP, ODSICP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
December 31, 2007	2,946,347	4,128,563	$30.65	1,341,998	$37.17	9,819
Increase in shares available for grant	2,175,000	—	—	—	—	—
Stock option grants	(1,134,125)	1,134,125	26.10	—	—	—
Other stock-based awards grants	(546,411)	—	—	546,411	24.96	—
Deferred stock unit grants	(1,746)	—	—	—	—	1,746
Stock option exercises	—	(230,210)	15.77	—	—	—
Other stock-based awards exercises	—	—	—	(324,134)	42.37
Deferred stock units vested	—	—	—	—	—	(1,983)
Stock option cancellations	234,918	(234,918)	34.20	—	—	—
Other stock-based awards cancellations	102,454	—	—	(102,454)	33.72	—
December 31, 2008	3,776,437	4,797,560	30.13	1,461,821	31.68	9,582
Stock option grants	(926,215)	926,215	22.24	—	—	—
Other stock-based awards grants	(863,935)	—	—	863,935	20.71	—
Deferred stock unit grants	(1,464)	—	—	—	—	1,464
Stock option exercises	—	(746,822)	14.30	—	—	—
Other stock-based awards exercises	—	—	—	(447,380)	34.44	—
Stock option cancellations	703,277	(753,277)	34.23	—	—	—
Other stock-based awards cancellations	125,105	—	—	(125,105)	27.56	—
December 31, 2009	2,813,205	4,223,676	30.47	1,753,271	25.87	11,046
Increase in shares available for grant	2,455,000	—	—	—	—	—
Stock option grants	(1,279,688)	1,279,688	31.59	—	—	—
Other stock-based awards grants	(506,773)	—	—	506,773	29.41	—
Deferred stock unit grants	(700)	—	—	—	—	700
Stock option exercises	—	(737,923)	27.67	—	—	—
Other stock-based awards exercises	—	—	—	(561,629)	33.34	—
Stock option cancellations	294,953	(294,953)	32.77	—	—	—
Other stock-based awards cancellations	91,758	—	—	(91,758)	23.11	—
December 31, 2010	3,867,755 (a)	4,470,488	$31.10	1,606,657	$24.57	11,746

(a)	Of the 3,867,755 shares available for grant as of December 31, 2010, 2,684,151 are available for grant as stock options in accordance with the LTIP; 1,025,433 are available for grant as other stock-based awards in accordance with the LTIP; 68,873 are available for grant in accordance with the ODSICP; and 89,298 are available for grant in accordance with the MSPP.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 9. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Other stock-based awards	$13.9	$15.5	$16.1
Stock options	8.5	6.8	7.3
Total stock-based compensation expense	$22.4	$22.3	$23.4
Tax benefits on stock-based compensation expense	$9.0	$9.2	$9.3

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010, there was $26.6 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

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

Based on a review of the number of the kyphoplasty procedures performed at all of the Company’s other hospitals, as part of its effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 the Company’s management identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. The Company’s management has completed its review of the relevant medical records and is continuing to cooperate with the government’s investigation.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 10. Commitments and Contingencies  – (continued)

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $30.0 million at December 31, 2010. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $18.0 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively, restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $39.4 million in uncompleted projects as of December 31, 2010, which is included as construction in progress in the Company’s accompanying consolidated balance sheet. At December 31, 2010, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $97.2 million. As further discussed in Note 2, the Company has committed to invest an additional $60.0 million in capital expenditures and improvements in HighPoint over the next 10 years and approximately $60.0 million to build and equip a new hospital to replace the current hospital facility at Clark over the next 15 months. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

Development Agreement with the City of Ennis

The Company entered into a development agreement with the City of Ennis, Texas (the “Ennis Development Agreement”) during 2005 to construct a new hospital (“Ennis New”) to replace the existing Ennis Regional Medical Center (“Ennis Old”). The Company leased Ennis Old from the City of Ennis. Under the Ennis Development Agreement, the Company constructed and equipped Ennis New for approximately $35.0 million, all of which was paid for by the Company. The construction was completed during July 2007 and the Company moved its operations from Ennis Old to Ennis New. Pursuant to the terms of the Ennis Development Agreement, the City of Ennis paid $14.7 million of the construction cost to the Company during August 2007, which the Company recorded as a deferred income liability and has included in reserves for self-insurance claims and other liabilities in the Company’s accompanying consolidated balance sheets. In addition, the Company, as lessee, entered into a 40-year lease agreement (the “Ennis Lease Agreement”) with the City of Ennis, the lessor. The Company is amortizing the $14.7 million deferred income liability straight-line over the term of the Ennis Lease Agreement. As of December 31, 2010, the unamortized deferred income liability was $13.2 million.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 10. Commitments and Contingencies  – (continued)

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

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2010, 2009 and 2008 was $27.0 million, $26.4 million and $25.6 million, respectively.

Future minimum lease payments at December 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital Lease Obligations	Total
2011	$17.5	$2.9	$20.4
2012	13.0	2.6	15.6
2013	9.5	2.1	11.6
2014	5.9	1.8	7.7
2015	4.1	1.8	5.9
Thereafter	8.6	10.4	19.0
	$58.6	$21.6	$80.2
Less: interest portion		(13.7)
Long-term obligations under capital leases		$7.9

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 (in millions, except per share amounts):

	2010	2009	2008
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc:
Income from continuing operations	$158.7	$141.7	$128.9
Less: Net income attributable to noncontrolling interests	(3.1)	(2.5)	(2.2)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	155.6	139.2	126.7
Loss from discontinued operations, net of income taxes	(0.1)	(5.1)	(23.7)
Net income attributable to LifePoint Hospitals, Inc	$155.5	$134.1	$103.0
Denominator:
Weighted average shares outstanding – basic	52.2	52.7	52.5
Effect of dilutive securities: stock options and other stock-based awards	1.3	1.1	1.0
Weighted average shares outstanding – diluted	53.5	53.8	53.5
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.98	$2.64	$2.41
Discontinued operations	—	(0.10)	(0.45)
Net income	$2.98	$2.54	$1.96
Diluted earnings (loss) per share:
Continuing operations	$2.91	$2.59	$2.37
Discontinued operations	—	(0.10)	(0.44)
Net income	$2.91	$2.49	$1.93

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the years ended December 31, 2010, 2009 and 2008.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts).

	2010
	First	Second	Third	Fourth
Revenues	$786.2	$790.6	$832.3	$853.3
Income from continuing operations	$44.2	$38.2	$39.2	$37.1
(Loss) income from discontinued operations, net of income taxes	(0.4)	0.1	0.3	(0.1)
Net income	43.8	38.3	39.5	37.0
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)	(0.7)	(0.8)
Net income attributable to LifePoint Hospitals, Inc	$42.9	$37.6	$38.8	$36.2
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.82	$0.71	$0.74	$0.72
Discontinued operations	(0.01)	—	—	—
Net income	$0.81	$0.71	$0.74	$0.72
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders(a):
Continuing operations	$0.80	$0.69	$0.72	$0.70
Discontinued operations	(0.01)	—	—	—
Net income	$0.79	$0.69	$0.73	$0.70

	2009
	First	Second	Third	Fourth
Revenues	$735.5	$735.3	$745.0	$746.9
Income from continuing operations	$40.1	$29.5	$32.7	$39.4
Discontinued operations:
Loss from discontinued operations	(1.1)	(2.1)	(0.7)	(0.8)
(Loss) gain on sales of hospitals	—	(0.6)	—	0.2
Loss from discontinued operations	(1.1)	(2.7)	(0.7)	(0.6)
Net income	39.0	26.8	32.0	38.8
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(0.6)	(0.8)
Net income attributable to LifePoint Hospitals, Inc	$38.4	$26.3	$31.4	$38.0
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.76	$0.55	$0.60	$0.72
Discontinued operations	(0.02)	(0.05)	(0.01)	(0.01)
Net income	$0.74	$0.50	$0.59	$0.71
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.74	$0.54	$0.59	$0.71
Discontinued operations	(0.02)	(0.05)	(0.01)	(0.01)
Net income	$0.72	$0.49	$0.58	$0.70

(a)	Total per share amounts may not add due to rounding.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$2,961.9	$300.5	$—	$3,262.4
Salaries and benefits	22.4	1,153.6	94.3	—	1,270.3
Supplies	—	392.7	50.3	—	443.0
Other operating expenses	0.4	557.8	47.0	—	605.2
Provision for doubtful accounts	—	405.2	38.6	—	443.8
Equity in (earnings) losses of affiliates	(215.4)	—	—	215.4	—
Depreciation and amortization	—	134.1	14.4	—	148.5
Interest expense, net	41.2	66.4	0.5	—	108.1
Debt extinguishment costs	2.3	0.1	—	—	2.4
Management (income) fees	—	(8.6)	8.6	—	—
	(149.1)	2,701.3	253.7	215.4	3,021.3
Income (loss) from continuing operations before income taxes	149.1	260.6	46.8	(215.4)	241.1
Provision for income taxes	(6.4)	88.8	—	—	82.4
Income (loss) from continuing operations	155.5	171.8	46.8	(215.4)	158.7
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(0.1)	—	—	(0.1)
Net income (loss)	155.5	171.7	46.8	(215.4)	158.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.3)	—	(3.1)
Net income (loss) attributable to LifePoint Hospitals, Inc.	$155.5	$170.9	$44.5	$(215.4)	$155.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2009
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$2,691.2	$271.5	$—	$2,962.7
Salaries and benefits	22.3	1,058.8	89.8	—	1,170.9
Supplies	—	365.9	43.2	—	409.1
Other operating expenses	0.4	493.9	43.7	—	538.0
Provision for doubtful accounts	—	343.5	31.9	—	375.4
Equity in earnings of affiliates	(188.7)	—	—	188.7	—
Depreciation and amortization	—	130.1	12.9	—	143.0
Interest expense (income), net	38.2	65.8	(0.8)	—	103.2
Impairment charge	—	1.1	—	—	1.1
Management (income) fees	—	(8.2)	8.2	—	—
	(127.8)	2,450.9	228.9	188.7	2,740.7
Income from continuing operations before income taxes	127.8	240.3	42.6	(188.7)	222.0
Provision for income taxes	(6.3)	86.6	—	—	80.3
Income from continuing operations	134.1	153.7	42.6	(188.7)	141.7
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(4.7)	—	—	(4.7)
Gain (loss) on sales of hospitals	—	(0.4)	—	—	(0.4)
Income (loss) from discontinued operations	—	(5.1)	—	—	(5.1)
Net income	134.1	148.6	42.6	(188.7)	136.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(1.7)	—	(2.5)
Net income attributable to LifePoint Hospitals, Inc.	$134.1	$147.8	$40.9	$(188.7)	$134.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2008
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$2,452.1	$248.7	$—	$2,700.8
Salaries and benefits	23.4	956.3	85.7	—	1,065.4
Supplies	—	334.5	38.1	—	372.6
Other operating expenses	0.3	456.8	42.7	—	499.8
Provision for doubtful accounts	—	286.9	26.3	—	313.2
Equity in earnings of affiliates	(141.4)	—	—	141.4	—
Depreciation and amortization	—	120.7	11.4	—	132.1
Interest expense, net	17.4	90.0	0.3	—	107.7
Impairment charge	—	1.2	—	—	1.2
Management (income) fees	—	(8.6)	8.6	—	—
	(100.3)	2,237.8	213.1	141.4	2,492.0
Income from continuing operations before income taxes	100.3	214.3	35.6	(141.4)	208.8
Provision for income taxes	(2.7)	82.6	—	—	79.9
Income from continuing operations	103.0	131.7	35.6	(141.4)	128.9
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(6.3)	—	—	(6.3)
Impairment benefit (charges)	—	(17.1)	—	—	(17.1)
Gain (loss) on sales of hospitals	—	(0.3)	—	—	(0.3)
Income (loss) from discontinued operations	—	(23.7)	—	—	(23.7)
Net income	103.0	108.0	35.6	(141.4)	105.2
Less: Net income attributable to noncontrolling interests	—	(0.8)	(1.4)	—	(2.2)
Net income attributable to LifePoint Hospitals, Inc.	$103.0	$107.2	$34.2	$(141.4)	$103.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$197.1	$10.3	$—	$207.4
Accounts receivable, net	—	358.4	28.9	—	387.3
Inventories	—	75.9	8.7	—	84.6
Prepaid expenses	—	13.6	0.3	—	13.9
Income taxes receivable	5.5	—	—	—	5.5
Deferred tax assets	99.7	—	—	—	99.7
Other current assets	—	24.5	0.2	—	24.7
	105.2	669.5	48.4	—	823.1
Property and equipment:
Land	—	73.5	12.4	—	85.9
Buildings and improvements	—	1,399.8	133.1	—	1,532.9
Equipment	—	883.7	66.5	—	950.2
Construction in progress	—	36.6	2.8	—	39.4
	—	2,393.6	214.8	—	2,608.4
Accumulated depreciation	—	(868.6)	(71.2)	—	(939.8)
	—	1,525.0	143.6	—	1,668.6
Deferred loan costs, net	27.2	—	—	—	27.2
Intangible assets, net	—	50.5	22.6	—	73.1
Investments in subsidiaries	1,255.9	—	—	(1,255,9)	—
Other	—	7.7	2.0	—	9.7
Goodwill	—	1,413.2	137.5	—	1,550.7
Total assets	$1,388.3	$3,665.9	$354.1	$(1,255.9)	$4,152.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.0	$6.0	$—	$89.0
Accrued salaries	—	96.0	5.4	—	101.4
Interest rate swap	7.9	—	—	—	7.9
Other current liabilities	16.0	96.2	12.4	—	124.6
Current maturities of long-term debt	—	1.4	—	—	1.4
	23.9	276.6	23.8	—	324.3
Long-term debt	1,563.9	6.6	—	—	1,570.5
Intercompany	(2,316.7)	2,361.2	(44.5)	—	—
Deferred income tax liabilities	211.2	—	—	—	211.2
Reserves for self-insurance claims and other liabilities	—	96.5	24.8	—	121.3
Long-term income tax liability	18.5	—	—	—	18.5
Total liabilities	(499.2)	2,740.9	4.1	—	2,245.8
Redeemable noncontrolling interests	—	—	15.3	—	15.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,887.5	923.7	332.2	(1,255.9)	1,887.5
Noncontrolling interests	—	1.3	2.5	—	3.8
Total equity	1,887.5	925.0	334.7	(1,255.9)	1,891.3
Total liabilities and equity	$1,388.3	$3,665.9	$354.1	$(1,255.9)	$4,152.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2009
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$178.4	$8.8	$—	$187.2
Accounts receivable, net	—	295.5	29.7	—	325.2
Inventories	—	67.4	7.9	—	75.3
Prepaid expenses	—	11.6	0.4	—	12.0
Income taxes receivable	10.0	—	—	—	10.0
Deferred tax assets	121.3	—	—	—	121.3
Other current assets	—	22.9	0.2	—	23.1
	131.3	575.8	47.0	—	754.1
Property and equipment:
Land	—	63.7	11.8	—	75.5
Buildings and improvements	—	1,249.0	128.0	—	1,377.0
Equipment	—	778.9	62.0	—	840.9
Construction in progress	—	19.5	0.4	—	19.9
	—	2,111.1	202.2	—	2,313.3
Accumulated depreciation	—	(754.2)	(59.7)	—	(813.9)
	—	1,356.9	142.5	—	1,499.4
Deferred loan costs, net	22.9	0.1	—	—	23.0
Intangible assets, net	—	51.7	16.9	—	68.6
Investments in subsidiaries	1,040.5	—	—	(1,040.5)	—
Other	—	3.3	1.9	—	5.2
Goodwill	—	1,385.8	137.2	—	1,523.0
Total assets	$1,194.7	$3,373.6	$345.5	$(1,040.5)	$3,873.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$71.3	$6.0	$—	$77.3
Accrued salaries	—	77.1	4.7	—	81.8
Other current liabilities	9.3	86.3	12.5	—	108.1
Current maturities of long-term debt	—	0.8	0.2	—	1.0
	9.3	235.5	23.4	—	268.2
Long-term debt	1,390.5	8.3	—	—	1,398.8
Intercompany	(2,289.1)	2,295.8	(6.7)	—	—
Deferred income tax liabilities	176.9	—	—	—	176.9
Reserves for self-insurance claims and other liabilities	28.1	81.9	25.3	—	135.3
Long-term income tax liability	51.3	—	—	—	51.3
Total liabilities	(633.0)	2,621.5	42.0	—	2,030.5
Redeemable noncontrolling interests	—	—	12.0	—	12.0
Total LifePoint Hospitals, Inc. stockholders’ equity	1,827.7	750.8	289.7	(1,040.5)	1,827.7
Noncontrolling interests	—	1.3	1.8	—	3.1
Total equity	1,827.7	752.1	291.5	(1,040.5)	1,830.8
Total liabilities and equity	$1,194.7	$3,373.6	$345.5	$(1,040.5)	$3,873.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$155.5	$171.7	$46.8	$(215.4)	$158.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	—	0.1	—	—	0.1
Equity in earnings of affiliates	(215.4)	—	—	215.4	—
Stock-based compensation	22.4	—	—	—	22.4
Depreciation and amortization	—	134.1	14.4	—	148.5
Amortization of physician minimum revenue guarantees	—	15.6	1.5	—	17.1
Amortization of convertible debt discounts	22.6	—	—	—	22.6
Amortization of deferred loan costs	7.1	—	—	—	7.1
Debt extinguishment costs	2.3	0.1	—	—	2.4
Deferred income tax benefit	(29.0)	—	—	—	(29.0)
Reserve for self-insurance claims, net of payments	—	10.8	(0.5)	—	10.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(39.9)	0.8	—	(39.1)
Inventories and other current assets	—	(4.7)	(0.7)	—	(5.4)
Accounts payable and accrued expenses	7.1	7.5	(1.4)	—	13.2
Income taxes payable/receivable	48.8	—	—	—	48.8
Other	(0.2)	(1.6)	(0.1)	—	(1.9)
Net cash (used in) provided by operating activities – continuing operations	21.2	293.7	60.8	—	375.7
Net cash used in operating activities – discontinued operations	—	(1.6)	—	—	(1.6)
Net cash (used in) provided by operating activities	21.2	292.1	60.8	—	374.1
Cash flows from investing activities:
Purchase of property and equipment	—	(160.6)	(8.1)	—	(168.7)
Acquisitions, net of cash acquired	—	(172.1)	(12.8)	—	(184.9)
Net cash used in investing activities	—	(332.7)	(20.9)	—	(353.6)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	—	—	400.0
Payments of borrowings	(249.2)	(6.0)	—	—	(255.2)
Repurchases of common stock	(152.1)	—	—	—	(152.1)
Payment of debt financing costs	(13.7)	—	—	—	(13.7)
Proceeds from exercise of stock options	20.4	—	—	—	20.4
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Proceeds from (distributions to) noncontrolling interests	—	1.0	(3.4)	—	(2.4)
Purchase of redeemable noncontrolling interests	—	—	3.1	—	3.1
Change in intercompany balances with affiliates, net	(27.6)	65.5	(37.9)	—	—
Capital lease payments and other	—	(1.2)	(0.2)	—	(1.4)
Net cash provided by (used in) financing activities	(21.2)	59.3	(38.4)	—	(0.3)
Change in cash and cash equivalents	—	18.7	1.5	—	20.2
Cash and cash equivalents at beginning of year	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of year	$—	$197.1	$10.3	$—	$207.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$134.1	$148.6	$42.6	$(188.7)	$136.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	—	5.1	—	—	5.1
Equity in earnings of affiliates	(188.7)	—	—	188.7	—
Stock-based compensation	22.3	—	—	—	22.3
Depreciation and amortization	—	130.1	12.9	—	143.0
Amortization of physician minimum revenue guarantees	—	12.7	0.9	—	13.6
Amortization of convertible debt discounts	21.1	—	—	—	21.1
Amortization of deferred loan costs	8.3	—	—	—	8.3
Deferred income tax benefit	(7.2)	—	—	—	(7.2)
Reserve for self-insurance claims, net of payments	—	10.2	6.6	—	16.8
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(1.5)	(2.0)	—	(3.5)
Inventories and other current assets	—	(6.8)	(0.1)	—	(6.9)
Accounts payable and accrued expenses	(1.3)	(7.7)	(1.7)	—	(10.7)
Income taxes payable /receivable	9.9	—	—	—	9.9
Other	(0.1)	3.7	(1.7)	—	1.9
Net cash (used in) provided by operating activities-continuing operations	(1.6)	294.4	57.5	—	350.3
Net cash (used in) provided by operating activities-discontinued operations	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by operating activities	(1.6)	294.0	57.5	—	349.9
Cash flows from investing activities:
Purchase of property and equipment	—	(157.5)	(9.1)	—	(166.6)
Acquisitions, net of cash acquired	—	(81.4)	—	—	(81.4)
Other	—	3.9	—	—	3.9
Net cash used in investing activities-continuing operations	—	(235.0)	(9.1)	—	(244.1)
Net cash provided by investing activities-discontinued operations	—	19.6	—	—	19.6
Net cash provided by (used in) investing activities	—	(215.4)	(9.1)	—	(224.5)
Cash flows from financing activities:
Payments of borrowings	(13.5)	—	—	—	(13.5)
Repurchases of common stock	(3.1)	—	—	—	(3.1)
Proceeds from exercise of stock options	10.8	—	—	—	10.8
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Distributions to noncontrolling interests	—	(1.6)	(2.6)	—	(4.2)
Purchase of redeemable noncontrolling interests	—	—	(0.8)	—	(0.8)
Change in intercompany balances with affiliates, net	6.4	37.5	(43.9)	—	—
Capital lease payments and other	—	(3.8)	(0.3)	—	(4.1)
Net cash provided by (used in) financing activities	1.6	32.1	(47.6)	—	(13.9)
Change in cash and cash equivalents	—	110.7	0.8	—	111.5
Cash and cash equivalents at beginning of year	—	67.7	8.0	—	75.7
Cash and cash equivalents at end of year	$—	$178.4	$8.8	$—	$187.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$103.0	$108.0	$35.6	$(141.4)	$105.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	—	23.7	—	—	23.7
Equity in earnings of affiliates	(141.4)	—	—	141.4	—
Stock-based compensation	23.4	—	—	—	23.4
ESOP expense (non-cash portion)	7.6	—	—	—	7.6
Depreciation and amortization	—	120.7	11.4	—	132.1
Amortization of physician minimum revenue guarantees	—	8.6	0.7	—	9.3
Amortization of convertible debt discounts	19.7	—	—	—	19.7
Amortization of deferred loan costs	7.3	—	—	—	7.3
Deferred income tax benefit	(4.5)	—	—	—	(4.5)
Reserve for self-insurance claims, net of payments	—	10.9	6.7	—	17.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(19.7)	8.5	—	(11.2)
Inventories and other current assets	—	(4.9)	2.9	—	(2.0)
Accounts payable and accrued expenses	0.1	(7.8)	(3.4)	—	(11.1)
Income taxes payable/receivable	26.2	—	—	—	26.2
Other	0.9	2.6	(0.2)	—	3.3
Net cash (used in) provided by operating activities – continuing operations	42.3	242.1	62.2	—	346.6
Net cash used in operating activities – discontinued operations	—	(12.5)	—	—	(12.5)
Net cash (used in) provided by operating activities	42.3	229.6	62.2	—	334.1
Cash flows from investing activities:
Purchase of property and equipment	—	(137.9)	(19.7)	—	(157.6)
Acquisitions, net of cash acquired	—	(10.5)	(11.3)	—	(21.8)
Other	—	(5.9)	—	—	(5.9)
Net cash used in investing activities – continuing operations	—	(154.3)	(31.0)	—	(185.3)
Net cash used in investing activities – discontinued operations	(14.1)	8.3	—	—	(5.8)
Net cash used in investing activities	(14.1)	(146.0)	(31.0)	—	(191.1)
Cash flows from financing activities:
Proceeds from borrowings	10.4	—	—	—	10.4
Payments of borrowings	(10.1)	—	—	—	(10.1)
Repurchases of common stock	(118.3)	—	—	—	(118.3)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Proceeds from employee stock purchase plans	0.8	—	—	—	0.8
Distributions to noncontrolling interests	—	(0.6)	(2.7)	—	(3.3)
Proceeds from redeemable noncontrolling interests	—	—	2.2	—	2.2
Change in intercompany balances with affiliates, net	85.4	(59.9)	(25.5)	—	—
Capital lease payments and other	—	0.2	(4.8)	—	(4.6)
Net cash provided by (used in) financing activities – continuing operations	(28.2)	(60.3)	(30.8)	—	(119.3)
Net cash used in financing activities – discontinued operations	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities	(28.2)	(61.4)	(30.8)	—	(120.4)
Change in cash and cash equivalents	—	22.2	0.4	—	22.6
Cash and cash equivalents at beginning of year	—	45.5	7.6	—	53.1
Cash and cash equivalents at end of year	$—	$67.7	$8.0	$—	$75.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 18, 2011.

LIFEPOINT HOSPITALS, INC.
By: /s/ WILLIAM F. CARPENTER III William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 18, 2011
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 18, 2011
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 18, 2011
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 18, 2011
/s/ DEWITT EZELL, JR DeWitt Ezell, Jr	Director	February 18, 2011
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 18, 2011
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 18, 2011
/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 18, 2011
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Director	February 18, 2011

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to Province Healthcare Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to Province Healthcare Company’s Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.9	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.10	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank Of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

Exhibit Number		Description of Exhibits
4.11	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.3	—	Amended and Restated 1998 Long-Term Incentive Plan, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.12	—	Amended and Restated LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.13	—	Amendment dated March 24, 2009, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.14	—	Amendment dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.15	—	Amendment dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.17	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.18	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.19	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.20	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.21	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.22	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.23	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.24	—	Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).
10.25	—	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.26		Amendment No. 8 to the Credit Agreement, dated as of September 17, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto (filed herewith).
10.27	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.28	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.29	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.30	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.31	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
10.32	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).
10.33	—	Purchase Agreement dated September 20, 2010 among LifePoint Hospitals, Inc., the Guarantors party thereto, Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 24, 2010, File No. 000-51251).
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit Number		Description of Exhibits
101.INS	—	Instance Document**
101.SCH	—	Taxonomy Extension Schema Document**
101.CAL	—	Taxonomy Calculation Linkbase Document**
101.DEF	—	Taxonomy Definition Linkbase Document**
101.LAB	—	Taxonomy Label Linkbase Document**
101.PRE	—	Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith