Form 10-Q
period 2011-03-31
LIFEPOINT HOSPITALS, INC.
filed 2011-04-29
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of April 22, 2011, the number of outstanding shares of the registrant’s Common Stock was 52,490,814.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$888.6	$786.2
Salaries and benefits	334.4	303.3
Supplies	118.7	108.4
Other operating expenses	161.6	140.4
Provision for doubtful accounts	130.1	102.1
Depreciation and amortization	39.7	36.1
Interest expense, net	29.2	25.1
	813.7	715.4
Income from continuing operations before income taxes	74.9	70.8
Provision for income taxes	28.4	26.6
Income from continuing operations	46.5	44.2
Income (loss) from discontinued operations, net of income taxes	0.3	(0.4)
Net income	46.8	43.8
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$42.9
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.91	$0.82
Discontinued operations	0.01	(0.01)
Net income	$0.92	$0.81
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.89	$0.80
Discontinued operations	—	(0.01)
Net income	$0.89	$0.79
Weighted average shares and dilutive securities outstanding:
Basic	50.2	53.2
Diluted	51.6	54.5
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$45.8	$43.3
Income (loss) from discontinued operations, net of income taxes	0.3	(0.4)
Net income	$46.1	$42.9

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

ASSETS	March 31, 2011	December 31, 2010(a)
	(Unaudited)
Current assets:
Cash and cash equivalents	$276.2	$207.4
Accounts receivable, less allowances for doubtful accounts of $487.5 and $459.8 at March 31, 2011 and December 31, 2010, respectively	399.9	387.3
Inventories	84.1	84.6
Prepaid expenses	17.4	13.9
Income taxes receivable	—	5.5
Deferred tax assets	106.9	99.7
Other current assets	25.9	24.7
	910.4	823.1
Property and equipment:
Land	86.6	85.9
Buildings and improvements	1,535.0	1,532.9
Equipment	972.9	950.2
Construction in progress (estimated cost to complete and equip after March 31, 2011 is $144.5)	62.3	39.4
	2,656.8	2,608.4
Accumulated depreciation	(973.3)	(939.8)
	1,683.5	1,668.6
Deferred loan costs, net	25.7	27.2
Intangible assets, net	69.7	73.1
Other	17.6	20.2
Goodwill	1,551.2	1,550.7
Total assets	$4,258.1	$4,162.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94.2	$89.0
Accrued salaries	80.6	101.4
Accrued interest	25.7	16.0
Income taxes payable	25.5	—
Other current liabilities	113.5	116.5
Current maturities of long-term debt	1.3	1.4
	340.8	324.3
Long-term debt	1,576.1	1,570.5
Deferred income tax liabilities	213.4	211.2
Reserves for self-insurance claims and other liabilities	132.5	131.8
Long-term income tax liability	19.4	18.5
Total liabilities	2,282.2	2,256.3
Redeemable noncontrolling interests	15.3	15.3
Equity: LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 62,471,721 and 61,450,098 shares issued at March 31, 2011 and December 31, 2010, respectively	0.6	0.6
Capital in excess of par value	1,315.9	1,289.4
Accumulated other comprehensive loss	(1.5)	(4.0)
Retained earnings	950.1	904.0
Common stock in treasury, at cost, 10,135,495 and 9,991,316 shares at March 31, 2011 and December 31, 2010, respectively	(308.0)	(302.5)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,957.1	1,887.5
Noncontrolling interests	3.5	3.8
Total equity	1,960.6	1,891.3
Total liabilities and equity	$4,258.1	$4,162.9

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$46.8	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.3)	0.4
Stock-based compensation	5.7	5.8
Depreciation and amortization	39.7	36.1
Amortization of physician minimum revenue guarantees	4.6	3.9
Amortization of convertible debt discounts	5.9	5.5
Amortization of deferred loan costs	1.5	2.4
Deferred income tax benefit	(2.7)	(4.1)
Reserve for self-insurance claims, net of payments	4.7	4.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(14.5)	(24.7)
Inventories and other current assets	(1.8)	(0.4)
Accounts payable and accrued expenses	(5.4)	(19.0)
Income taxes payable /receivable	31.0	29.6
Other	0.6	0.1
Net cash provided by operating activities-continuing operations	115.8	83.5
Net cash provided by (used in) operating activities-discontinued operations	0.2	(0.2)
Net cash provided by operating activities	116.0	83.3
Cash flows from investing activities:
Purchase of property and equipment	(55.9)	(34.0)
Acquisitions, net of cash acquired	(1.7)	(16.9)
Other	(0.9)	—
Net cash used in investing activities	(58.5)	(50.9)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	(9.0)
Payment of debt financing costs	—	(4.4)
Proceeds from exercise of stock options	17.5	9.2
Proceeds from employee stock purchase plans	0.7	0.6
Distributions to noncontrolling interests, net of proceeds	(1.0)	(0.5)
Proceeds from redeemable noncontrolling interests	—	4.2
Capital lease payments and other	(0.4)	(0.3)
Net cash provided by (used in) financing activities	11.3	(0.2)
Change in cash and cash equivalents	68.8	32.2
Cash and cash equivalents at beginning of period	207.4	187.2
Cash and cash equivalents at end of period	$276.2	$219.4
Supplemental disclosure of cash flow information:
Interest payments	$11.9	$13.3
Capitalized interest	$0.3	$0.1
Income taxes paid, net	$0.3	$1.1

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests
	Shares	Amount						Total
Balance at December 31, 2010(a)	51.5	$0.6	$1,289.4	$(4.0)	$904.0	$(302.5)	$3.8	$1,891.3
Comprehensive income:
Net income	—	—	—	—	46.1	—	0.7	46.8
Net change in fair value of interest rate swap, net of tax provision of $1.4	—	—	—	2.5	—	—	—	2.5
Total comprehensive income								49.3
Exercise of stock options and tax effects of stock-based awards	0.6	—	20.1	—	—	—	—	20.1
Stock activity in connection with employee stock purchase plan	—	—	0.7	—	—	—	—	0.7
Stock-based compensation	0.3	—	5.7	—	—	—	—	5.7
Repurchases of common stock, at cost	(0.1)	—	—	—	—	(5.5)	—	(5.5)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance at March 31, 2011	52.3	$0.6	$1,315.9	$(1.5)	$950.1	$(308.0)	$3.5	$1,960.6

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 1. Organization, Basis of Presentation, and Adoption of New Accounting Standard

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States. Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At March 31, 2011, on a consolidated basis, the Company operated 52 hospital campuses in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Adoption of New Accounting Standard

Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954) - Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded an increase to its other assets and reserves for self-insurance claims and other liabilities in the accompanying condensed consolidated balance sheet by $10.5 million as of March 31, 2011 and December 31, 2010. The $10.5 million increase to both other assets and reserves for self-insurance claims and other liabilities represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

The following is a summary of the line items impacted by the adoption of ASU 2010-24 in the Company’s December 31, 2010 accompanying condensed consolidated balance sheet (in millions):

	As Originally Reported	Adjustments for the Adoption of ASU 2010-24	As Currently Reported
Other	$9.7	$10.5	$20.2
Total assets	$4,152.4	$10.5	$4,162.9
Reserves for self-insurance claims and other liabilities	$121.3	$10.5	$131.8
Total liabilities	$2,245.8	$10.5	$2,256.3
Total liabilities and equity	$4,152.4	$10.5	$4,162.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $31.6 million and $25.9 million for the three months ended March 31, 2011 and 2010, respectively.

Note 3. Fair Value of Financial Instruments

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

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc., as administrative agent, the lenders from time to time party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc. as sole lead arranger and sole book runner, as amended (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$445.4	$445.4
6.625% Senior Notes	$400.0	$400.0	$408.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$616.7	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$231.4	$225.6

The fair values of the Company’s Term B Loans and 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of the Company’s 3½% Notes and 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock on in the indicated measurement dates.

Interest Rate Swap

The Company has designated its interest rate swap as a cash flow hedge instrument, which is recorded in the Company’s accompanying condensed consolidated balance sheets at its fair value. The fair value of the Company’s interest rate swap agreement is determined in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company has categorized its interest rate swap as Level 2 in the fair value hierarchy, which ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines as observable market-based inputs or unobservable inputs that are corroborated by market data.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 3. Fair Value of Financial Instruments  – (continued)

The fair value of the Company’s interest rate swap at March 31, 2011 and December 31, 2010 reflects a liability of $4.0 million and $7.9 million, respectively, and is included as a current liability under the caption other current liabilities in the accompanying condensed consolidated balance sheets. The Company’s interest rate swap is further described in Note 5.

Note 4. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2010 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$87.9	$87.2
Accumulated amortization	(41.3)	(37.9)
Net total	46.6	49.3
Non-competition agreements
Gross carrying amount	29.3	29.3
Accumulated amortization	(12.7)	(12.0)
Net total	16.6	17.3
Total amortized intangible assets
Gross carrying amount	117.2	116.5
Accumulated amortization	(54.0)	(49.9)
Net total	63.2	66.6
Indefinite-lived intangible assets:
Certificates of need	6.5	6.5
Total intangible assets:
Gross carrying amount	123.7	123.0
Accumulated amortization	(54.0)	(49.9)
Net total	$69.7	$73.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of March 31, 2011 and December 31, 2010, the Company’s liability for contract-based physician minimum revenue guarantees was $15.9 million and $18.0 million, respectively. These amounts are included in other current liabilities in the Company’s accompanying condensed consolidated balance sheets.

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

Note 5. Interest Rate Swap

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. In accordance with ASC 815-10 the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in its balance sheets. In accordance with ASC 815-10, the Company designates its interest rate swap as a cash flow

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 5. Interest Rate Swap  – (continued)

hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company assesses the effectiveness of its interest rate swap on a quarterly basis. The Company completed its quarterly assessments for the three months ended March 31, 2011 and 2010 and determined the hedge to be effective.

As of March 31, 2011 and December 31, 2010, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Other current liabilities	$4.0	$7.9

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three months ended March 31, 2011 and 2010 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)		Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,
	2011	2010		2011	2010
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$3.9	$3.8	Interest expense, net	$—	$—

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

The observable market three-month LIBOR forward interest rate used was 0.31050% at May 30, 2011. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposes the Company to credit risk in the event of non-performance by Citibank. However, the Company does not anticipate non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with ASC 820-10.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 6. Common Stock in Treasury and Repurchases of Common Stock

In August 2009, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired in February 2011. In connection with the 2009 Repurchase Plan, the Company repurchased approximately 0.2 million shares for an aggregate purchase price, including commissions, of $5.2 million at an average purchase price of $32.84 per share for the three months ended March 31, 2010. There were no repurchases made in accordance with the 2009 Repurchase Plan during the three months ended March 31, 2011. The Company has designated the shares repurchased in accordance with the 2009 Repurchase Plan as treasury stock.

In September 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of the Company’s common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012. The Company is not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. There were no repurchases made in accordance with the 2010 Repurchase Plan during the three months ended March 31, 2011.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to its Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the three months ended March 31, 2011 and 2010 for an aggregate price of $5.5 million and $3.8 million, respectively. The Company has designated these shares as treasury stock.

Note 7. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock Compensation”, (“ASC 718-10”) and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Stock Options

The Company granted stock options to purchase 717,365 and 1,231,750 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2011 and 2010, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the three months ended March 31, 2011 and 2010 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company estimated the fair value of stock options granted using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company uses the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given the Company’s relatively large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 7. Stock-Based Compensation  – (continued)

full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected volatility	36.0%	40.0%
Risk free interest rate (range)	0.11% – 3.58%	0.06% – 3.69%
Expected dividends	—	—
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$11.77	$11.22

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $5.5 million and $2.5 million, respectively. The Company received $17.5 million and $9.2 million in cash from stock option exercises for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $16.3 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The Company granted 435,694 and 447,372 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP and MSPP during the three months ended March 31, 2011 and 2010, respectively. The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the three months ended March 31, 2011 and 2010 have either cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the three months ended March 31, 2011 and 2010, 297,000 and 310,500 were performance-based, respectively. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during the three months ended March 31, 2010 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the three months ended March 31, 2011, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 7. Stock-Based Compensation  – (continued)

the performance-based awards granted during the three months ended March 31, 2011, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

The Company received $0.7 million and $0.6 million for the issuance of nonvested stock in accordance with the MSPP during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $23.0 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Other stock-based awards	$3.2	$3.8
Stock options	2.5	2.0
Total stock-based compensation expense	$5.7	$5.8
Tax benefits on stock-based compensation expense	$2.4	$2.3

The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2011 or 2010. As of March 31, 2011, there was $39.3 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

Note 8. Commitments and Contingencies

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

In May 2009, the Company’s hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 8. Commitments and Contingencies  – (continued)

procedures. Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. It has been reported that other unaffiliated hospitals and hospital operators in multiple states have received similar requests for information. The Company believes that this investigation is related to the May 22, 2008 qui tam settlement between the same U.S. Attorney’s Office and the manufacturer and distributor of the product used in performing the kyphoplasty procedure.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $28.9 million at March 31, 2011. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $15.9 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively, permit additional patient volume and a greater variety of services, and implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred $62.3 million in uncompleted projects as of March 31, 2011, which is included as construction in progress in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2011, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $144.5 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$46.5	$44.2
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	45.8	43.3
Income (loss) from discontinued operations, net of income taxes	0.3	(0.4)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$42.9
Denominator:
Weighted average shares outstanding – basic	50.2	53.2
Effect of dilutive securities: stock options and other stock-based awards	1.4	1.3
Weighted average shares outstanding – diluted	51.6	54.5
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.91	$0.82
Discontinued operations	0.01	(0.01)
Net income	$0.92	$0.81
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.89	$0.80
Discontinued operations	—	(0.01)
Net income	$0.89	$0.79

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2011 and 2010.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$808.3	$80.3	$—	$888.6
Salaries and benefits	5.7	304.5	24.2	—	334.4
Supplies	—	105.2	13.5	—	118.7
Other operating expenses	—	150.4	11.2	—	161.6
Provision for doubtful accounts	—	119.7	10.4	—	130.1
Equity in earnings of affiliates	(62.3)	—	—	62.3	—
Depreciation and amortization	—	36.2	3.5	—	39.7
Interest expense, net	11.6	17.3	0.3	—	29.2
Management (income) fees	—	(2.4)	2.4	—	—
	(45.0)	730.9	65.5	62.3	813.7
Income from continuing operations before income taxes	45.0	77.4	14.8	(62.3)	74.9
Provision for income taxes	(1.1)	29.5	—	—	28.4
Income from continuing operations	46.1	47.9	14.8	(62.3)	46.5
Income from discontinued operations, net of taxes:	—	0.3	—	—	0.3
Net income	46.1	48.2	14.8	(62.3)	46.8
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.5)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$48.0	$14.3	$(62.3)	$46.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$708.8	$77.4	$—	$786.2
Salaries and benefits	5.8	274.0	23.5	—	303.3
Supplies	—	95.8	12.6	—	108.4
Other operating expenses	0.2	128.7	11.5	—	140.4
Provision for doubtful accounts	—	93.3	8.8	—	102.1
Equity in earnings of affiliates	(58.1)	—	—	58.1	—
Depreciation and amortization	—	32.5	3.6	—	36.1
Interest expense, net	9.5	15.6	—	—	25.1
Management (income) fees	—	(2.2)	2.2	—	—
	(42.6)	637.7	62.2	58.1	715.4
Income from continuing operations before income taxes	42.6	71.1	15.2	(58.1)	70.8
Provision for income taxes	(0.3)	26.9	—	—	26.6
Income from continuing operations	42.9	44.2	15.2	(58.1)	44.2
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)
Net income	42.9	43.8	15.2	(58.1)	43.8
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.7)	—	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$42.9	$43.6	$14.5	$(58.1)	$42.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$266.1	$10.1	$—	$276.2
Accounts receivable, net	—	365.5	34.4	—	399.9
Inventories	—	75.4	8.7	—	84.1
Prepaid expenses	—	16.5	0.9	—	17.4
Deferred tax assets	106.9	—	—	—	106.9
Other current assets	—	25.9	—	—	25.9
	106.9	749.4	54.1	—	910.4
Property and equipment:
Land	—	74.1	12.5	—	86.6
Buildings and improvements	—	1,401.8	133.2	—	1,535.0
Equipment	—	906.3	66.6	—	972.9
Construction in progress	—	56.6	5.7	—	62.3
	—	2,438.8	218.0	—	2,656.8
Accumulated depreciation	—	(899.3)	(74.0)	—	(973.3)
	—	1,539.5	144.0	—	1,683.5
Deferred loan costs, net	25.7	—	—	—	25.7
Intangible assets, net	—	48.2	21.5	—	69.7
Investments in subsidiaries	1,318.2	—	—	(1,318.2)	—
Other	1.0	14.9	1.7	—	17.6
Goodwill	—	1,413.7	137.5	—	1,551.2
Total assets	$1,451.8	$3,765.7	$358.8	$(1,318.2)	$4,258.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.3	$5.9	$—	$94.2
Accrued salaries	—	74.8	5.8	—	80.6
Accrued interest	25.6	0.1	—	—	25.7
Income taxes payable	25.5	—	—	—	25.5
Other current liabilities	4.0	97.9	11.6	—	113.5
Current maturities of long-term debt	—	1.3	—	—	1.3
	55.1	262.4	23.3	—	340.8
Long-term debt	1,569.8	6.3	—	—	1,576.1
Intercompany	(2,363.0)	2,412.7	(49.7)	—	—
Deferred income tax liabilities	213.4	—	—	—	213.4
Reserves for self-insurance claims and other liabilities	—	110.8	21.7	—	132.5
Long-term income tax liability	19.4	—	—	—	19.4
Total liabilities	(505.3)	2,792.2	(4.7)	—	2,282.2
Redeemable noncontrolling interests	—	—	15.3	—	15.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,957.1	972.3	345.9	(1,318.2)	1,957.1
Noncontrolling interests	—	1.2	2.3	—	3.5
Total equity	1,957.1	973.5	348.2	(1,318.2)	1,960.6
Total liabilities and equity	$1,451.8	$3,765.7	$358.8	$(1,318.2)	$4,258.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$197.1	$10.3	$—	$207.4
Accounts receivable, net	—	358.4	28.9	—	387.3
Inventories	—	75.9	8.7	—	84.6
Prepaid expenses	—	13.6	0.3	—	13.9
Income taxes receivable	5.5	—	—	—	5.5
Deferred tax assets	99.7	—	—	—	99.7
Other current assets	—	24.5	0.2	—	24.7
	105.2	669.5	48.4	—	823.1
Property and equipment:
Land	—	73.5	12.4	—	85.9
Buildings and improvements	—	1,399.8	133.1	—	1,532.9
Equipment	—	883.7	66.5	—	950.2
Construction in progress	—	36.6	2.8	—	39.4
	—	2,393.6	214.8	—	2,608.4
Accumulated depreciation	—	(868.6)	(71.2)	—	(939.8)
	—	1,525.0	143.6	—	1,668.6
Deferred loan costs, net	27.2	—	—	—	27.2
Intangible assets, net	—	50.5	22.6	—	73.1
Investments in subsidiaries	1,255.9	—	—	(1,255.9)	—
Other	—	18.2	2.0	—	20.2
Goodwill	—	1,413.2	137.5	—	1,550.7
Total assets	$1,388.3	$3,676.4	$354.1	$(1,255.9)	$4,162.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$83.0	$6.0	$—	$89.0
Accrued salaries	—	96.0	5.4	—	101.4
Accrued interest	16.0	—	—	—	16.0
Other current liabilities	7.9	96.2	12.4	—	116.5
Current maturities of long-term debt	—	1.4	—	—	1.4
	23.9	276.6	23.8	—	324.3
Long-term debt	1,563.9	6.6	—	—	1,570.5
Intercompany	(2,316.7)	2,361.2	(44.5)	—	—
Deferred income tax liabilities	211.2	—	—	—	211.2
Reserves for self-insurance claims and other liabilities	—	107.0	24.8	—	131.8
Long-term income tax liability	18.5	—	—	—	18.5
Total liabilities	(499.2)	2,751.4	4.1	—	2,256.3
Redeemable noncontrolling interests	—	—	15.3	—	15.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,887.5	923.7	332.2	(1,255.9)	1,887.5
Noncontrolling interests	—	1.3	2.5	—	3.8
Total equity	1,887.5	925.0	334.7	(1,255.9)	1,891.3
Total liabilities and equity	$1,388.3	$3,676.4	$354.1	$(1,255.9)	$4,162.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$46.1	$48.2	$14.8	$(62.3)	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(0.3)	—	—	(0.3)
Equity in earnings of affiliates	(62.3)	—	—	62.3	—
Stock-based compensation	5.7	—	—	—	5.7
Depreciation and amortization	—	36.2	3.5	—	39.7
Amortization of physician minimum revenue guarantees	—	4.1	0.5	—	4.6
Amortization of convertible debt discounts	5.9	—	—	—	5.9
Amortization of deferred loan costs	1.5	—	—	—	1.5
Deferred income tax benefit	(2.7)	—	—	—	(2.7)
Reserve for self-insurance claims, net of payments	—	7.8	(3.1)	—	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(9.0)	(5.5)	—	(14.5)
Inventories and other current assets	—	(1.4)	(0.4)	—	(1.8)
Accounts payable and accrued expenses	9.6	(14.5)	(0.5)	—	(5.4)
Income taxes payable /receivable	31.0	—	—	—	31.0
Other	(0.2)	0.5	0.3	—	0.6
Net cash provided by operating activities – continuing operations	34.6	71.6	9.6	—	115.8
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	34.6	71.8	9.6	—	116.0
Cash flows from investing activities:
Purchase of property and equipment	—	(52.6)	(3.3)	—	(55.9)
Acquisitions, net of cash acquired	—	(1.7)	—	—	(1.7)
Other	(1.0)	0.1	—	—	(0.9)
Net cash used in investing activities	(1.0)	(54.2)	(3.3)	—	(58.5)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	—	—	—	(5.5)
Proceeds from exercise of stock options	17.5	—	—	—	17.5
Proceeds from employee stock purchase plans	0.7	—	—	—	0.7
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.3)	—	(1.0)
Change in intercompany balances with affiliates, net	(46.3)	51.5	(5.2)	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by financing activities	(33.6)	51.4	(6.5)	—	11.3
Change in cash and cash equivalents	—	69.0	(0.2)	—	68.8
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$266.1	$10.1	$—	$276.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
Unaudited

Note 10. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$42.9	$43.8	$15.2	$(58.1)	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	—	0.4	—	—	0.4
Equity in earnings of affiliates	(58.1)	—	—	58.1	—
Stock-based compensation	5.8	—	—	—	5.8
Depreciation and amortization	—	32.5	3.6	—	36.1
Amortization of physician minimum revenue guarantees	—	3.6	0.3	—	3.9
Amortization of convertible debt discounts	5.5	—	—	—	5.5
Amortization of deferred loan costs	2.4	—	—	—	2.4
Deferred income tax benefit	(4.1)	—	—	—	(4.1)
Reserve for self-insurance claims, net of payments	—	6.1	(2.0)	—	4.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(19.9)	(4.8)	—	(24.7)
Inventories and other current assets	1.2	(0.9)	(0.7)	—	(0.4)
Accounts payable and accrued expenses	3.7	(22.5)	(0.2)	—	(19.0)
Income taxes payable /receivable	29.6	—	—	—	29.6
Other	0.2	(0.1)	—	—	0.1
Net cash provided by operating activities – continuing operations	29.1	43.0	11.4	—	83.5
Net cash used in operating activities – discontinued operations	(0.2)	—	—	—	(0.2)
Net cash provided by operating activities	28.9	43.0	11.4	—	83.3
Cash flows from investing activities:
Purchase of property and equipment	—	(32.4)	(1.6)	—	(34.0)
Acquisitions, net of cash acquired	—	(4.2)	(12.7)	—	(16.9)
Net cash used in investing activities	—	(36.6)	(14.3)	—	(50.9)
Cash flows from financing activities:
Repurchases of common stock	(9.0)	—	—	—	(9.0)
Payment of debt refinance costs	(4.4)	—	—	—	(4.4)
Proceeds from exercise of stock options	9.2	—	—	—	9.2
Proceeds from employee stock purchase plans	0.6	—	—	—	0.6
Proceeds from (distributions to) noncontrolling interests	—	0.4	(0.9)	—	(0.5)
Issuance of redeemable noncontrolling interests	—	—	4.2	—	4.2
Change in intercompany balances with affiliates, net	(25.3)	27.5	(2.2)	—	—
Capital lease payments and other	—	(0.2)	(0.1)	—	(0.3)
Net cash (used in) provided by financing activities	(28.9)	27.7	1.0	—	(0.2)
Change in cash and cash equivalents	—	34.1	(1.9)	—	32.2
Cash and cash equivalents at beginning of period	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of period	$—	$212.5	$6.9	$—	$219.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; industry and general economic trends; reimbursement changes; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations and other matters; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors as well as other factors such as market, operational, liquidity, interest rate and other risks are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2010 Annual Report on Form 10-K. Any factor described in this report and in our 2010 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our 2010 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals in non-urban communities in the United States. At March 31, 2011, on a consolidated basis, we operated 52 hospital campuses in 17 states, having a total of 5,798 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $888.6 million and $786.2 million in revenues from continuing operations during the three months ended March, 31 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, we derived 42.9% and 43.3%, respectively, of our revenues from the Medicare and Medicaid programs, collectively.

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

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. Many of our communities are experiencing slow growth, and in some cases, population losses. The economies of our communities are also more sensitive to economic downturns in the manufacturing sector than the United States generally.

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

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician satisfaction;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our hospitals are located;

•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;
•	Improvements in management of expenses and revenue cycle;
•	Negotiation of improved reimbursement rates with non-governmental payors; and
•	Strategic growth through acquisition and integration of hospitals and other healthcare facilities where valuations are attractive and we can identify opportunities for improved financial performance through our management or ownership.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share hospital (“DSH”) payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 or will be implemented in 2011 and 2012. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Care Act in its entirety is unconstitutional. Several bills have been and will likely continue to be introduced in Congress to deny funding for, repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

On March 31, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed regulations under the Affordable Care Act that are intended to allow physicians, hospitals, and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations

(“ACOs”). ACOs are new health care entities that were created by the Affordable Care Act in an effort to create incentives for health care providers to work together to treat a patient across different care settings. The ACO program is intended to produce savings as a result of improved quality and operational efficiency. The proposed rules outline certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the proposed regulations, patient and provider participation in ACOs will be voluntary. We will continue to monitor developments in the proposed ACO regulations. We cannot predict if the proposed ACO rules will be adopted or, if adopted, if they will be adopted in their current form.

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

On April 19, 2011, CMS issued its hospital inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2012, which begins on October 1, 2011. Among other things, the proposed rule would provide for a market basket increase of 1.5% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) in FFY 2012 and -0.5% for those that do not. The update is based on a projected inflation increase of 2.8% in hospital costs, which is reduced by a multi-factor productivity adjustment of 1.2% and an additional 0.1% as required by the Affordable Care Act. Under the proposed rule, Medicare payments would also be increased by 1.1% in response to the outcome of litigation regarding the Medicare program’s rural floor budget neutrality adjustments for FY 2007 and FY 2008 and reduced by 3.15%, as required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”). CMS has indicated that an additional -0.75% adjustment will be required in the future to recover the remaining amounts that are required to be recouped under the TMA Act. In addition, the proposed rule also expands the quality measures that hospitals must report in FFYs 2014 and 2015 to avoid a 2% payment reduction under the IQR Program and adds one new condition to the list of hospital-acquired conditions (“HACs”) for the purposes of Medicare’s HAC policy, which prevents hospitals from being paid at a higher rate for treating a beneficiary if the sole reason for the higher payment is the occurrence, during the beneficiary’s hospital stay, of one of the conditions on the HAC list. CMS projects that, under the proposed rule, Medicare reimbursement for hospital inpatient services will decrease by 0.5% between FFY 2011 and FFY 2012.

In addition, many of the states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to reduce Medicaid coverage and program eligibility, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Education, Jobs, and Medicaid Assistance Act (the “Assistance Act”), which increased Federal Medical Assistance Percentage (“FMAP”) payments through June 30, 2011. We cannot predict if the increased FMAP payments will be further extended or the impact that the phase-out of the increased FMAP payments will have on state Medicaid programs in the future.

Medicare and Medicaid spending continues to be a key issue in the ongoing Congressional budget debates. Both the President and Congress have proposed revisions to the Medicare and Medicaid programs that could have a substantial impact on the reimbursement that is paid to providers. We cannot predict whether Congress will make substantial changes to the Medicare and/or Medicaid programs and, if so, how any such changes would impact our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of electronic health records (“EHR”) by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to receive reimbursement in the later part of 2011. We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

Privacy and Security Regulations

The HITECH Act also contains a number of provisions that significantly expand the reach of the Health Insurance Portability and Accountability Act (“HIPAA”). For example, the HITECH Act imposes varying civil monetary penalties and creates a private cause of action for state attorneys general for certain HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first quarter of 2011 as a result of a combination of broad economic factors, including high levels of unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance. Increasing self-pay revenue further results in increases to our provision for doubtful accounts.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of our same-hospital operations but excludes the results of our hospitals that have previously been disposed.

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

Same-hospital.  Same-hospital information includes the results of our corporate office and the same 47 hospitals operated during the three months ended March 31, 2011 and 2010. Same-hospital information excludes the results of HighPoint Health Systems (“HighPoint”) which we acquired effective September 1, 2010, Clark Regional Medical Center (“Clark”), which we acquired effective May 1, 2010, and our hospitals that have previously been disposed.

Operating Results Summary

The following table presents summaries of results of operations for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$888.6	100.0%	$786.2	100.0%
Salaries and benefits	334.4	37.6	303.3	38.6
Supplies	118.7	13.4	108.4	13.8
Other operating expenses	161.6	18.2	140.4	17.8
Provision for doubtful accounts	130.1	14.6	102.1	13.0
Depreciation and amortization	39.7	4.5	36.1	4.6
Interest expense, net	29.2	3.3	25.1	3.2
	813.7	91.6	715.4	91.0
Income from continuing operations before income taxes	74.9	8.4	70.8	9.0
Provision for income taxes	28.4	3.2	26.6	3.4
Income from continuing operations	46.5	5.2	44.2	5.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.9)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$45.8	5.1%	$43.3	5.5%

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Revenues (dollars in millions)	$888.6	$786.2	$102.4	13.0%
Admissions	51,716	49,292	2,424	4.9
Equivalent admissions	107,931	100,704	7,227	7.2
Revenues per equivalent admission	$8,233	$7,807	$426	5.5
Medicare case mix index	1.30	1.32	(0.02)	(1.5)
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	13,360	13,542	(182)	(1.3)
Outpatient surgeries	38,905	36,956	1,949	5.3
Emergency room visits	254,770	222,032	32,738	14.7
Outpatient factor	2.09	2.04	0.05	2.5
Same-hospital:
Revenues (dollars in millions)	$831.8	$786.2	$45.6	5.8%
Admissions	48,690	49,292	(602)	(1.2)
Equivalent admissions	100,837	100,704	133	0.1
Revenues per equivalent admission	$8,249	$7,807	$442	5.7
Medicare case mix index	1.30	1.32	(0.02)	(1.5)
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	12,641	13,542	(901)	(6.7)
Outpatient surgeries	36,946	36,956	(10)	—
Emergency room visits	237,441	222,032	15,409	6.9
Outpatient factor	2.07	2.04	0.03	1.5

The following table shows the sources of our revenues by payor for the three months ended March 31, 2011 and 2010, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2011	2010	2011	2010
Medicare	30.9%	31.5%	31.0%	31.5%
Medicaid	12.0	11.8	11.8	11.8
HMOs, PPOs and other private insurers	40.3	41.7	40.5	41.7
Self-Pay	15.9	13.9	15.8	13.9
Other	0.9	1.1	0.9	1.1
	100.0%	100.0%	100.0%	100.0%

For the three months ended March 31, 2011, our revenues increased by $45.6 million, or 5.8%, to $831.8 million on a same-hospital basis as compared to $786.2 million for the same period last year. This primarily resulted from increases in self-pay, Medicare and HMO, PPOs and other private insurers revenues. Same-hospital self-pay revenues, inclusive of both inpatient and outpatient services, increased by $22.5 million as compared to the same period last year. These increases were largely driven by higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. The increase in our self-pay revenues resulted in an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts. Additionally, Medicaid revenues increased as a result of the receipt of approximately $6.7 million in additional disproportionate share payments and access payments at certain hospitals based on our participation in state provider programs. Our participation in these state provider programs resulted in increases to our non-income taxes expense, as further discussed in our analysis of our other operating expenses. As a result, our revenues per equivalent admission increased by 5.7% to $8,249 on a same-hospital basis as compared to $7,807 for the same period last year.

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

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$334.4	37.6%	$303.3	38.6%	$31.1	10.2%
Man-hours per equivalent admission	96.5	N/A	93.0	N/A	3.5	3.8%
Salaries and benefits per equivalent admission	$3,099	N/A	$3,022	N/A	$77	2.6%
Same-hospital:
Salaries and benefits (dollars in millions)	$310.5	37.3%	$303.3	38.6%	$7.2	2.4%
Man-hours per equivalent admission	95.3	N/A	93.0	N/A	2.3	2.6%
Salaries and benefits per equivalent admission	$3,081	N/A	$3,022	N/A	$59	2.0%

For the three months ended March 31, 2011, our salaries and benefits expense increased to $310.5 million, or 2.4%, on a same-hospital basis as compared to $303.3 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees and a slight increase in man-hours per equivalent admission to 95.3, or 2.6%, on a same-hospital basis as compared to 93.0 for the same period last year. These increases were partially offset by lower employee benefits cost, primarily medical benefits expense.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$118.7	13.4%	$108.4	13.8%	$10.3	9.5%
Supplies per equivalent admission	$1,100	N/A	$1,077	N/A	$23	2.2%
Same-hospital:
Supplies (dollars in millions)	$111.8	13.4%	$108.4	13.8%	$3.4	3.1%
Supplies per equivalent admission	$1,109	N/A	$1,077	N/A	$32	3.0%

For the three months ended March 31, 2011, our supplies expense increased to $111.8 million, or 3.1% on a same-hospital basis as compared to $108.4 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended March 31, 2011 was primarily a result of an increase in our supplies expense per equivalent admission to $1,109, or 3.0%, as compared to $1,077 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related supplies, as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$23.8	2.7%	$19.3	2.4%	$4.5	23.3%
Utilities	13.9	1.6	12.6	1.6	1.3	10.1
Repairs and maintenance	19.0	2.1	17.0	2.2	2.0	11.8
Rents and leases	7.4	0.8	6.6	0.8	0.8	11.7
Insurance	9.9	1.1	12.0	1.5	(2.1)	(17.9)
Physician recruiting	6.6	0.7	6.0	0.8	0.6	11.2
Contract services	43.3	4.9	37.2	4.7	6.1	16.4
Non-income taxes	18.1	2.0	12.2	1.6	5.9	48.5
Other	19.6	2.3	17.5	2.2	2.1	12.2
	$161.6	18.2%	$140.4	17.8%	$21.2	15.1%
Same-hospital:
Professional fees	$21.6	2.6%	$19.3	2.4%	$2.3	11.8%
Utilities	12.8	1.5	12.6	1.6	0.2	1.4
Repairs and maintenance	17.5	2.1	17.0	2.2	0.5	3.1
Rents and leases	6.7	0.8	6.6	0.8	0.1	1.1
Insurance	9.5	1.1	12.0	1.5	(2.5)	(21.0)
Physician recruiting	6.5	0.8	6.0	0.8	0.5	8.4
Contract services	40.7	4.9	37.2	4.7	3.5	9.3
Non-income taxes	16.5	2.0	12.2	1.6	4.3	35.0
Other	18.8	2.4	17.5	2.2	1.3	8.0
	$150.6	18.2%	$140.4	17.8%	$10.2	7.3%

For the three months ended March 31, 2011, our other operating expenses increased to $150.6 million, or 7.3% on a same-hospital basis as compared to $140.4 million for the same period last year. This increase for the three months ended March 31, 2011 was primarily a result of increases in professional fees, contract services and non-income taxes, partially offset by a decrease in insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. Finally, our non-income taxes increased primarily as a result of increases in state provider taxes and property taxes experienced at certain hospitals in various states.

These increases were partially offset by a decrease in our insurance expense. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our professional and general liability claims experienced during the current period.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Provision for doubtful accounts	$130.1	14.6%	$102.1	13.0%	$28.0	27.5%
Related key indicators:
Charity care write-offs	$19.7	2.2%	$13.9	1.8%	$5.8	41.4%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$141.2	15.9%	$109.1	13.9%	$32.1	29.4%
Net revenue days outstanding (at end of period)	40.5	N/A	40.0	N/A	0.5	1.3%
Same-hospital:
Provision for doubtful accounts	$120.2	14.4%	$102.1	13.0%	$18.1	17.7%
Related key indicators:
Charity care write-offs	$17.1	2.1%	$13.9	1.8%	$3.2	23.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$131.6	15.8%	$109.1	13.9%	$22.5	20.6%
Net revenue days outstanding (at end of period)	40.3	N/A	40.0	N/A	0.3	0.8%

For the three months ended March 31, 2011, our provision for doubtful accounts increased by $28.0 million, or 27.5%, to $130.1 million on a continuing operations basis and by $18.1 million, or 17.7%, to $120.2 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended March 31, 2011 as compared to the same period last year. Same-hospital self-pay revenues increased by $22.5 million over the same period last year and represented 15.8% of revenues, as compared to 13.9% of revenues in the same period last year. Self-pay revenues continued to increase for both our inpatient and outpatient services, including outpatient emergency room visits, which were primarily driven by high levels of unemployment in the majority of our communities and pricing increases. These increases were partially offset by an increase in up-front cash collections for the three months ended March 31, 2011, as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2010 Annual Report on Form 10-K.

Depreciation and Amortization

For the three months ended March 31, 2011, our depreciation and amortization expense increased to $39.7 million, or 9.8%, on a continuing operations basis as compared to $36.1 million for the same period last year. Our depreciation and amortization expense increased as a result of our recent acquisitions of HighPoint and Clark, capital improvement projects completed during 2010 and the first quarter of 2011. During the first quarter of 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout 2011 as compared to 2010 and prior years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $4.1 million, or 16.2%, to $29.2 million, for the three months ended March 31, 2011, as compared to $25.1 million for the same period last year. This increase in interest expense was largely attributable to an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, to $1,651.3 million at March 31, 2011 as compared to $1,501.9 million at March 31, 2010 and increases in our applicable annual interest rates. Effective September 23, 2010, we issued $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) in a private placement. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended March 31, 2011, on a weighted average basis, was 3.09%. These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million. As the notional amount of our interest rate swap has continued to decline, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than our fixed rate under the agreement of 5.585% for the three months ended March 31, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $28.4 million, or 3.2% of revenues, for the three months ended March 31, 2011, as compared to $26.6 million, or 3.4% of revenues, for the same period last year. The effective tax rate increased slightly to 38.3% for the three months ended March 31, 2011, as compared to 38.0% for the same period last year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities – continuing operations	$115.8	$83.5
Less: Purchase of property and equipment	(55.9)	(34.0)
Free operating cash flow	59.9	49.5
Acquisitions, net of cash acquired	(1.7)	(16.9)
Proceeds from exercise of stock options	17.5	9.2
Proceeds from employee stock purchase plans	0.7	0.6
Repurchases of common stock	(5.5)	(9.0)
Payment of debt refinance costs	—	(4.4)
Distributions to noncontrolling interests	(1.0)	(0.5)
Proceeds from redeemable noncontrolling interests	—	4.2
Other	(1.3)	(0.3)
Cash flows from operations provided by (used in) discontinued operations	0.2	(0.2)
Net increase in cash and cash equivalents	$68.8	$32.2

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the three months ended March 31, 2011 were positively impacted as we collected government based accounts receivable balances that had previously built up due to provider number matters at our recently acquired HighPoint and Clark hospitals, an increase in up-front collections as well the timing and amount of cash payments for miscellaneous expenses and interest as compared same period last year.

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

Capital Expenditures

We have made significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Capital projects	$19.6	$18.3
Routine	17.7	7.4
Information systems	18.6	8.3
	$55.9	$34.0
Depreciation expense	$39.0	$35.6
Ratio of capital expenditures to depreciation expense	143.3%	95.5%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During the first quarter of 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout 2011 as compared to 2010 and prior years.

Debt

An analysis and roll-forward of our long-term debt during the first quarter of 2011 is as follows (in millions):

	December 31, 2010	Payments of Borrowings	Proceeds from Borrowings	Amortization of Convertible Debt Discounts	March 31, 2011
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—
Province 7½% Senior Subordinated Notes	0.1	—	—	—	0.1
6.625% Senior Notes	400.0	—	—	—	400.0
3½% Notes	575.0	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(79.8)	—	—	5.9	(73.9)
Capital leases	7.9	(0.4)	—	—	7.5
	$1,571.9	$(0.4)	$—	$5.9	$1,577.4

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at March 31, 2011 and December 31, 2010 (dollars in millions):

	March 31, 2011	December 31, 2010	Increase (Decrease)
Current portion of long-term debt	$1.3	$1.4	$(0.1)
Long-term debt	1,576.1	1,570.5	5.6
Unamortized discounts of convertible debt instruments	73.9	79.8	(5.9)
Total debt, excluding unamortized discounts of convertible debt instruments	1,651.3	1,651.7	(0.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,957.1	1,887.5	69.6
Total capitalization	$3,608.4	$3,539.2	$69.2
Total debt to total capitalization	45.8%	46.7%	(90)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	73.1%
Variable rate debt(a)	26.9	26.9
	100.0%	100.0%
Percentage of:
Senior debt	51.5%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.5	48.4
	100.0%	100.0%

(a)	The above calculation does not consider the effect of our interest rate swap. Our interest rate swap mitigates a portion of our floating rate risk on our outstanding variable rate borrowings which converts our variable rate debt to an annual fixed rate of 5.585%. Our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7% as of March 31, 2011 and December 31, 2010. Please refer to Note 5 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources

Credit Agreement

Terms

Our credit agreement with Citicorp North America, Inc., as administrative agent and the lenders time to time party thereto, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank and UBS Securities LLC, as co-syndication agents and Citigroup Global Markets Inc. as sole lead arranger and sole book runner, as amended (the “Credit Agreement”), provides for term B loans (the “Term B Loans”), term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). The maturity date of our Term B Loans is contingent upon the refinancing of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) beyond their current maturity date of May 15, 2014. Assuming that we refinance our outstanding 3½% Notes beyond their current maturity date, our Term B Loans will mature on April 15, 2015. If we do not refinance our outstanding 3½% Notes at least 91 days prior to their current maturity date our Term B Loans will mature on February 13, 2014. Additionally, our Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow, as well as upon the occurrence of certain other events, as specifically described in our Credit Agreement. Our Term A Loans and our Revolving Loans components mature on December 15, 2012. Our Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

Our Credit Agreement provides for the issuance of letters of credit up to $75.0 million. As of March 31, 2011, we had $31.1 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Issued letters of credit reduce the amounts available under our Revolving Loans. In accordance with the terms of our Credit Agreement, Revolving Loans available for borrowing were $318.9 million as of March 31, 2011.

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

As of March 31, 2011, the applicable annual interest rate under the Term B Loans was 3.07%, which was based on the 90-day Adjusted LIBOR plus the applicable margins. The 90-day Adjusted LIBOR was 0.32% at March 31, 2011. The weighted-average applicable annual interest rate for the three months ended March 31, 2011 under the Term B Loans was 3.09%.

Covenants

Our Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of March 31, 2011.

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

6.625% Senior Notes

Our 6.625% unsecured senior notes with The Bank of New York Mellon Trust Company, N.A., as trustee, (the “6.625% Senior Notes”) are due October 1, 2020 and bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guarantee our Credit Agreement.

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

We may redeem our 6.625% Senior Notes, in whole or in part, at any time prior to October 1, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem our 6.625% Senior Notes, in whole or in part, at any time on or after October 1, 2015, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

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

The initial conversion rate is 19.3095 shares of our common stock per $1,000 principal amount of the 3½% Notes (subject to certain events). This represents an initial conversion price of $51.79 per share of the Company’s common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

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

Interest Rate Swap

We have an interest rate swap agreement with Citibank, N.A. (“Citibank”) as counterparty that requires us to make quarterly fixed rate payments to Citibank calculated on a notional amount of $300.0 million as of March 31, 2011 at an annual fixed rate of 5.585% while Citibank is obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. We have designated our interest rate swap as a cash flow hedge instrument, which is recorded in our condensed consolidated balance sheets at its fair value in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We have categorized our interest rate swap as Level 2 in the fair value hierarchy, which ASC 820-10, “Fair Value Measurements and Disclosures” defines as observable market-based inputs or unobservable inputs that are corroborated by market data. Please refer to Note 5 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We expect to increase our level of spending for capital expenditures in 2011 as compared to 2010. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three months ended March 31, 2011, we spent $18.6 million on information systems. We anticipate spending in excess of $75.0 million on information systems in 2011. At March 31, 2011, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $144.5 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2011, there were no material changes in our contractual obligations as presented in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $31.1 million as of March 31, 2011, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

We have an interest rate swap to manage our exposure to changes in interest rates. The interest rate swap converts a portion of our indebtedness to a fixed rate with a notional amount of $300.0 million at March 31, 2011 at an annual fixed rate of 5.585%. Accordingly, we are slightly exposed to market risk related to fluctuations in interest rates. The notional amount of the swap agreement represents a balance used to calculate the exchange of cash flows and is not an asset or liability. Any market risk or opportunity associated with this swap agreement is offset by the opposite market impact on the related debt. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Citibank. However, we do not anticipate non-performance by Citibank.

As of March 31, 2011, we had outstanding debt, excluding $73.9 million of unamortized discounts on our convertible debt instruments, of $1,651.3 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest. However, our interest rate swap decreases our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7% as of March 31, 2011.

Our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of March 31, 2011 and December 31, 2010. The carrying amount and fair value of these instruments as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Term B Loans	$443.7	$443.7	$445.4	$445.4
6.625% Senior Notes	$400.0	$400.0	$408.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$616.7	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$231.4	$225.6

The fair values of our Term B Loans and 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of our 3½% Notes and 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at March 31, 2011. As a result, the interest rate market risk implicit in these investments at March 31, 2011, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired in February 2011. In connection with the 2009 Repurchase Plan, we repurchased approximately 0.2 million shares for an aggregate purchase price, including commissions, of $5.2 million at an average purchase price of $32.84 per share for the three months ended March 31, 2010. There were no repurchases made in accordance with the 2009 Repurchase Plan during the three months ended March 31, 2011. We have designated the shares repurchased in accordance with the 2009 Repurchase Plan as treasury stock.

In September 2010, our Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of our common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012. We are not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. There were no repurchases made in accordance with the 2010 Repurchase Plan during the three months ended March 31, 2011.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the three months ended March 31, 2011 and 2010 for an aggregate price of $5.5 million and $3.8 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
January 1, 2011 to January 31, 2011	4,332	$35.65	—	$103.6
February 1, 2011 to February 28, 2011	139,847	$38.18	—	$103.6
March 1, 2011 to March 31, 2011	—	$—	—	$103.6
Total	144,179	$38.11	—	$103.6

(a)	Consists of shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (filed herewith).*
10.2	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011(filed herewith).*
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*  — Management Compensation Plan or Arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By: /s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 29, 2011

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (filed herewith).*
10.2	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (filed herewith).*
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*  — Management Compensation Plan or Arrangement

** — Furnished electronically herewith