Form 10-Q
period 2011-06-30
LIFEPOINT HOSPITALS, INC.
filed 2011-07-29
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 22, 2011, the number of outstanding shares of the registrant’s Common Stock was 51,999,984.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$877.6	$790.6	$1,766.2	$1,576.8
Salaries and benefits	339.0	307.0	673.4	610.3
Supplies	114.1	109.2	232.8	217.6
Other operating expenses	163.1	145.3	324.7	285.7
Provision for doubtful accounts	126.3	105.0	256.4	207.1
Depreciation and amortization	40.6	36.7	80.3	72.8
Interest expense, net	28.1	25.9	57.3	51.0
	811.2	729.1	1,624.9	1,444.5
Income from continuing operations before income taxes	66.4	61.5	141.3	132.3
Provision for income taxes	25.3	23.3	53.7	49.9
Income from continuing operations	41.1	38.2	87.6	82.4
Income (loss) from discontinued operations, net of income taxes	—	0.1	0.3	(0.3)
Net income	41.1	38.3	87.9	82.1
Less: Net income attributable to noncontrolling interests	(0.8)	(0.7)	(1.5)	(1.6)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$37.6	$86.4	$80.5
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.79	$0.71	$1.70	$1.52
Discontinued operations	—	—	0.01	(0.01)
Net income	$0.79	$0.71	$1.71	$1.51
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.77	$0.69	$1.66	$1.48
Discontinued operations	—	—	—	—
Net income	$0.77	$0.69	$1.66	$1.48
Weighted average shares and dilutive securities outstanding:
Basic	51.1	53.2	50.6	53.2
Diluted	52.3	54.4	51.9	54.5
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$40.3	$37.5	$86.1	$80.8
Income (loss) from discontinued operations, net of income taxes	—	0.1	0.3	(0.3)
Net income	$40.3	$37.6	$86.4	$80.5

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30, 2011	December 31, 2010(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275.8	$207.4
Accounts receivable, less allowances for doubtful accounts of $519.4 and $459.8 at June 30, 2011 and December 31, 2010, respectively	379.8	387.3
Inventories	83.9	84.6
Prepaid expenses	19.2	13.9
Income taxes receivable	—	5.5
Deferred tax assets	122.2	99.7
Other current assets	26.9	24.7
	907.8	823.1
Property and equipment:
Land	86.6	85.9
Buildings and improvements	1,552.2	1,532.9
Equipment	1,002.2	950.2
Construction in progress (estimated cost to complete and equip after June 30, 2011 is $104.0)	63.3	39.4
	2,704.3	2,608.4
Accumulated depreciation	(1,010.4)	(939.8)
	1,693.9	1,668.6
Deferred loan costs, net	24.3	27.2
Intangible assets, net	86.5	73.1
Other	20.1	20.2
Goodwill	1,553.8	1,550.7
Total assets	$4,286.4	$4,162.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86.1	$89.0
Accrued salaries	87.2	101.4
Accrued interest	13.8	16.0
Income taxes payable	21.2	—
Other current liabilities	115.8	116.5
Current maturities of long-term debt	1.2	1.4
	325.3	324.3
Long-term debt	1,583.2	1,570.5
Deferred income tax liabilities	209.4	211.2
Reserves for self-insurance claims and other liabilities	138.8	131.8
Long-term income tax liability	22.1	18.5
Total liabilities	2,278.8	2,256.3
Redeemable noncontrolling interests	15.3	15.3
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 63,055,260 and 61,450,098 shares issued at June 30, 2011 and December 31, 2010, respectively	0.6	0.6
Capital in excess of par value	1,340.0	1,289.4
Accumulated other comprehensive loss	1.1	(4.0)
Retained earnings	990.4	904.0
Common stock in treasury, at cost, 11,064,248 and 9,991,316 shares at June 30, 2011 and December 31, 2010, respectively	(344.3)	(302.5)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,987.8	1,887.5
Noncontrolling interests	4.5	3.8
Total equity	1,992.3	1,891.3
Total liabilities and equity	$4,286.4	$4,162.9

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$41.1	$38.3	$87.9	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(0.1)	(0.3)	0.3
Stock-based compensation	5.6	5.3	11.3	11.1
Depreciation and amortization	40.6	36.7	80.3	72.8
Amortization of physician minimum revenue guarantees	4.7	4.1	9.3	8.0
Amortization of convertible debt discounts	6.0	5.5	11.9	11.0
Amortization of deferred loan costs	1.5	1.6	3.0	4.0
Deferred income tax benefit	(16.7)	(12.6)	(19.4)	(16.7)
Reserves for self-insurance claims, net of payments	2.3	0.2	7.0	4.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	19.6	(1.7)	5.1	(26.4)
Inventories and other current assets	(2.0)	(2.1)	(3.8)	(2.5)
Accounts payable and accrued expenses	(5.8)	(0.7)	(11.2)	(19.7)
Income taxes payable/receivable	(4.4)	10.1	26.6	39.7
Other	—	—	0.6	0.1
Net cash provided by operating activities – continuing operations	92.5	84.6	208.3	168.1
Net cash (used in) provided by operating activities – discontinued operations	—	(0.5)	0.2	(0.7)
Net cash provided by operating activities	92.5	84.1	208.5	167.4
Cash flows from investing activities:
Purchases of property and equipment	(48.6)	(39.6)	(104.5)	(73.6)
Acquisitions, net of cash acquired	(24.8)	(25.8)	(26.5)	(42.7)
Other	—	—	(0.9)	—
Net cash used in investing activities	(73.4)	(65.4)	(131.9)	(116.3)
Cash flows from financing activities:
Repurchases of common stock	(36.3)	(41.5)	(41.8)	(50.5)
Payment of debt financing costs	(0.1)	—	(0.1)	(4.4)
Proceeds from exercise of stock options	17.0	4.3	34.5	13.5
(Refunds of) proceeds from employee stock purchase plans	(0.1)	—	0.6	0.6
Sales of (distributions to) noncontrolling interests	0.4	(0.4)	(0.6)	(0.9)
(Purchases of) proceeds from redeemable noncontrolling interests	—	(0.3)	—	3.9
Capital lease payments and other	(0.4)	(0.5)	(0.8)	(0.8)
Net cash used in financing activities	(19.5)	(38.4)	(8.2)	(38.6)
Change in cash and cash equivalents	(0.4)	(19.7)	68.4	12.5
Cash and cash equivalents at beginning of period	276.2	219.4	207.4	187.2
Cash and cash equivalents at end of period	$275.8	$199.7	$275.8	$199.7
Supplemental disclosure of cash flow information:
Interest payments	$32.1	$21.4	$44.0	$34.7
Capitalized interest	$0.5	$0.2	$0.8	$0.3
Income taxes paid, net	$46.3	$25.7	$46.6	$26.8

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests
	Shares	Amount						Total
Balance at December 31, 2010(a)	51.5	$0.6	$1,289.4	$(4.0)	$904.0	$(302.5)	$3.8	$1,891.3
Comprehensive income:
Net income	—	—	—	—	86.4	—	1.5	87.9
Net change in fair value of interest rate swap, net of tax provision of $2.8	—	—	—	5.1	—	—	—	5.1
Total comprehensive income								93.0
Exercise of stock options and tax effects of stock-based awards	1.2	—	38.5	—	—	—	—	38.5
Stock activity in connection with employee stock purchase plan	—	—	0.6	—	—	—	—	0.6
Stock-based compensation	0.4	—	11.3	—	—	—	—	11.3
Repurchases of common stock, at cost	(1.1)	—	—	—	—	(41.8)	—	(41.8)
Cash proceeds from (cash distributions to) noncontrolling interests	—	—	0.2	—	—	—	(0.8)	(0.6)
Balance at June 30, 2011	52.0	$0.6	$1,340.0	$1.1	$990.4	$(344.3)	$4.5	$1,992.3

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 1. Organization and Basis of Presentation

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At June 30, 2011, on a consolidated basis, the Company operated 52 hospital campuses in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation for the Company’s January 1, 2011 adoption of Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), as further discussed in Note 2.

Note 2. New Accounting Standards

ASU 2010-24, “Health Care Entities (Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries”

Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-24 which further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded an increase to its other assets and reserves for self-insurance claims and other liabilities in the accompanying condensed consolidated balance sheet by $10.5 million as of December 31, 2010. The $10.5 million increase to both other assets and reserves for self-insurance claims and other liabilities as of December 31, 2010 represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 2. New Accounting Standards  – (continued)

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

ASU 2011-5, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-5, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its interim period ending March 31, 2012. Through May 30, 2011, the Company’s only component of other comprehensive income related to its changes in the fair value of its interest rate swap derivative instrument. As further discussed in Note 6, effective May 30, 2011, the Company’s interest rate swap agreement matured. Accordingly, the adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively although it will change the presentation of the Company’s other comprehensive income for all periods prior to May 30, 2011, the maturity date of the Company’s interest rate swap agreement.

ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company is considering the early adoption of the provisions of ASU 2011-7. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $32.1 million and $28.6 million for the three months ended June 30, 2011 and 2010, respectively, and $63.7 million and $54.5 million for the six months ended June 30, 2011 and 2010, respectively.

Note 4. Fair Value of Financial Instruments

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

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders, as amended (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$443.1	$445.4
6.625% Senior Notes	$400.0	$400.0	$410.5	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$615.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$233.4	$225.6

The fair values of the Company’s Term B Loans and 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of the Company’s 3½% Notes and 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock.

Interest Rate Swap

Through May 30, 2011, the Company had an interest rate swap in effect with Citibank, N.A. (“Citibank”) that was designated as a cash flow hedge instrument. Effective May 30, 2011, the Company’s interest rate swap agreement matured. Through May 30, 2011, the fair value of the Company’s interest rate swap agreement was determined in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price was based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company categorized its interest rate swap as Level 2 in the fair value hierarchy, which ASC 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines as observable market-based inputs or unobservable inputs that are corroborated by market data.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 4. Fair Value of Financial Instruments  – (continued)

Because the Company’s interest rate swap agreement matured on May 30, 2011, the fair value of the interest rate swap at June 30, 2011 was zero. The fair value of the Company’s interest rate swap at December 31, 2010 reflected a liability of $7.9 million and is included as a current liability under the caption “Other current liabilities” in the accompanying condensed consolidated balance sheet. The Company’s interest rate swap is further described in Note 6.

Note 5. Goodwill and Intangible Assets

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

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$92.2	$87.2
Accumulated amortization	(44.9)	(37.9)
Net total	47.3	49.3
Non-competition agreements
Gross carrying amount	29.2	29.3
Accumulated amortization	(13.3)	(12.0)
Net total	15.9	17.3
Total amortized intangible assets
Gross carrying amount	121.4	116.5
Accumulated amortization	(58.2)	(49.9)
Net total	63.2	66.6
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	23.3	6.5
Total intangible assets:
Gross carrying amount	144.7	123.0
Accumulated amortization	(58.2)	(49.9)
Net total	$86.5	$73.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 5. Goodwill and Intangible Assets  – (continued)

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of “Other operating expenses”, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of June 30, 2011 and December 31, 2010, the Company’s liability for contract-based physician minimum revenue guarantees was $17.9 million and $18.0 million, respectively. These amounts are included under the caption “Other current liabilities” in the Company’s accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need and Certificates of Need Exemptions

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

During the six months ended June 30, 2011, the Company completed acquisitions of certain ancillary service-lines, including physician practices and a group of cardiac catheterization laboratories located in North Carolina through the Company’s joint venture arrangement with Duke University Health Systems (“Duke”), totaling $26.5 million. As of June 30, 2011, the Company has preliminarily attributed $16.8 million of the total purchase price of the joint venture’s acquisition of the group of cardiac catheterization laboratories to certificates of need exemptions. The Company is further assessing the valuation of certain assets acquired in connection with the joint venture’s purchase of the group of cardiac catheterization laboratories, including its intangible assets and goodwill. The Company expects to finalize its analyses during the second half of 2011. Once finalized, the Company will adjust the purchase price allocation to reflect its final assessment.

Note 6. Interest Rate Swap

Through May 30, 2011, the Company had an interest rate swap agreement in effect with Citibank as counterparty. Effective May 30, 2011, the Company’s interest rate swap agreement matured. Prior to its maturity, the interest rate swap agreement required the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount as set forth in the table below at an annual fixed rate of 5.585% while Citibank was obligated to make quarterly floating payments to the Company based on the three-month London Interbank Offer Rate (“LIBOR”) on the same referenced notional amount.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 6. Interest Rate Swap  – (continued)

The following table provides information regarding the notional amounts in effect for the indicated date ranges for the Company’s interest rate swap agreement:

Date Range	Notional Amount (In millions)
November 30, 2009 to November 30, 2010	$450.0
November 30, 2010 to May 30, 2011	300.0

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. Through May 30, 2011, in accordance with ASC 815-10, the Company was required to recognize all derivative instruments as either assets or liabilities at fair value in its accompanying condensed consolidated balance sheet. In accordance with ASC 815-10, the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective.

As of June 30, 2011 and December 31, 2010, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Other current liabilities	$—	$7.9

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and six months ended June 30, 2011 and 2010 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)				Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010		2011	2010	2011	2010
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$4.0	$6.0	$7.9	$9.8	Interest expense, net	$—	$—	$—	$—

Since the Company’s interest rate swap was not traded on a market exchange, the fair value was determined using a valuation model that involved a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflected the contractual terms of the interest rate swap agreement, including the period to maturity, and used observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement was determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 6. Interest Rate Swap  – (continued)

Company incorporated credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposed the Company to credit risk in the event of non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, were observable inputs available to a market participant. As a result, the Company made the determination that the interest rate swap valuation was categorized as Level 2 in the fair value hierarchy, in accordance with ASC 820-10.

Note 7. Common Stock in Treasury and Repurchases of Common Stock

In August 2009, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired in February 2011. For the three and six months ended June 30, 2010, the Company repurchased approximately 1.1 million and 1.3 million shares, respectively, for an aggregate purchase price, including commissions, of approximately $40.1 million and $45.3 million at an average purchase price of $34.33 and $34.15 per share in connection with the 2009 Repurchase Plan. There were no repurchases made in accordance with the 2009 Repurchase Plan during the three or six months ended June 30, 2011. The Company has designated the shares repurchased in accordance with the 2009 Repurchase Plan as treasury stock.

In September 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of the Company’s common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase Plan”). The 2010 Repurchase Plan expires in March 2012. The Company is not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. In connection with the 2010 Repurchase Plan, the Company entered into a trading plan in accordance with the U.S. Securities and Exchange Commission (the “SEC”) Rule 10b5-1 to facilitate repurchases of its common stock (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on June 16, 2011 and expires on August 2, 2011. In connection with the 2010 Repurchase Plan, the Company repurchased approximately 1.0 million shares, 0.6 million shares of which were purchased in accordance with the 10b5-1 Trading Plan, for an aggregate purchase price, including commissions, of approximately $36.3 million at an average purchase price of $39.11 per share for both the three and six month periods ended June 30, 2011. The Company has designated the shares repurchased in accordance with the 2010 Repurchase Plan as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 7. Common Stock in Treasury and Repurchases of Common Stock  – (continued)

The following table provides certain additional information about the 2010 Repurchase Plan and 2009 Repurchase Plan:

	2010 Repurchase Plan			2009 Repurchase Plan
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
Amount authorized to repurchase	$150.0	N/A	N/A	$100.0	N/A	N/A
Less: Amount repurchased through June 30, 2011	82.7	2.3	$36.63	100.0	3.0	$33.21
Remaining amount authorized to repurchase as of June 30, 2011	$67.3	N/A	N/A	$—	N/A	N/A

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to its Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during the three months ended June 30, 2010 for an aggregate price of $1.4 million. There were a nominal number of shares redeemed for minimum statutory tax withholdings purposes during the three months ended June 30, 2011. The Company redeemed approximately 0.1 million and 0.2 million shares of certain vested LTIP and MSPP shares during the six month ended June 30, 2011 and 2010 for an aggregate purchase price of approximately $5.5 million and $5.2 million, respectively. The Company has designated these shares as treasury stock.

Note 8. Stock-Based Compensation

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

Stock Options

The Company granted stock options to purchase 717,365 and 1,241,313 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the six months ended June 30, 2011 and 2010, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the six months ended June 30, 2011 and 2010 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 8. Stock-Based Compensation  – (continued)

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Expected volatility	36.0%	40.0%
Risk free interest rate (range)	0.11% – 3.58%	0.06% – 3.69%
Expected dividends	—	—
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$11.77	$11.23

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $12.7 million and $1.4 million, respectively. The Company received $17.0 million and $4.3 million in cash from stock option exercises for the three months ended June 30, 2011 and 2010, respectively, and $34.5 and $13.5 million during the six months ended June 30, 2011 and 2010, respectively, in cash from stock option exercises. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.4 million and $1.6 million for the three and six months ended June 30, 2011, respectively. There was a nominal amount of tax benefit realized for the tax deductions from stock options exercised during the three and six months ended June 30, 2010.

As of June 30, 2011, there was $14.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The Company granted 463,337 and 481,347 shares of nonvested stock awards to certain officers, employees, and non-employee directors in accordance with the LTIP, MSPP and Outside Directors Stock and Incentive Compensation Plan during the six months ended June 30, 2011 and 2010, respectively. The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the six months ended June 30, 2011 and 2010 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 8. Stock-Based Compensation  – (continued)

Of the nonvested stock awards granted during the six months ended June 30, 2011 and 2010, 297,000 and 317,000, respectively, were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during 2010 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance- based nonvested stock awards granted during 2011, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during 2011, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

The Company received $0.6 million for the issuance of nonvested stock in accordance with the MSPP during each of the six months ended June 30, 2011 and 2010.

As of June 30, 2011, there was $21.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other stock-based awards	$3.5	$3.1	$6.7	$6.9
Stock options	2.1	2.2	4.6	4.2
Total stock-based compensation expense	$5.6	$5.3	$11.3	$11.1
Tax benefit on stock-based compensation expense	$2.3	$2.1	$4.7	$4.4

The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2011 or 2010. As of June 30, 2011, there was $36.2 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 9. Commitments and Contingencies

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $26.0 million at June 30, 2011. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $17.9 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and to permit additional patient volume and a greater variety of services. The Company is also implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred $63.3 million in uncompleted projects as of June 30, 2011, which is included as “Construction in progress” in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2011, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $104.0 million. The Company is subject to annual capital expenditure commitments in connection with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 10. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010 (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$41.1	$38.2	$87.6	$82.4
Less: Net income attributable to noncontrolling interests	(0.8)	(0.7)	(1.5)	(1.6)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	40.3	37.5	86.1	80.8
Income (loss) from discontinued operations, net of income taxes	—	0.1	0.3	(0.3)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$37.6	$86.4	$80.5
Denominator:
Weighted average shares outstanding – basic	51.1	53.2	50.6	53.2
Effect of dilutive securities: stock options and other stock-based awards	1.2	1.2	1.3	1.3
Weighted average shares outstanding – diluted	52.3	54.4	51.9	54.5
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.79	$0.71	$1.70	$1.52
Discontinued operations	—	—	0.01	(0.01)
Net income	$0.79	$0.71	$1.71	$1.51
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.77	$0.69	$1.66	$1.48
Discontinued operations	—	—	—	—
Net income	$0.77	$0.69	$1.66	$1.48

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three and six months ended June 30, 2011 and 2010.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

11. Subsequent Event

In July 2011, the Company, through its joint venture with Duke, signed a definitive agreement to purchase an 80% interest in Maria Parham Medical Center, located in Henderson, North Carolina. The acquisition is subject to approval by the State of North Carolina’s Attorney General and the satisfaction of other customary closing conditions. The Company anticipates closing this transaction during the second half of 2011.

Note 12. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$799.0	$78.6	$—	$877.6

Salaries and benefits	5.6	309.1	24.3	—	339.0
Supplies	—	101.7	12.4	—	114.1
Other operating expenses	—	150.6	12.5	—	163.1
Provision for doubtful accounts	—	115.7	10.6	—	126.3
Equity in earnings of affiliates	(54.4)	—	—	54.4	—
Depreciation and amortization	—	36.9	3.7	—	40.6
Interest expense, net	10.2	17.4	0.5	—	28.1
Management (income) fees	—	(2.4)	2.4	—	—
	(38.6)	729.0	66.4	55.4	811.2
Income from continuing operations before income taxes	38.6	70.0	12.2	(54.4)	66.4
Provision for income taxes	(1.7)	27.0	—	—	25.3
Income from continuing operations	40.3	43.0	12.2	(54.4)	41.1
Income from discontinued operations, net of taxes:	—	—	—	—	—
Net income	40.3	43.0	12.2	(54.4)	41.1
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.6)	—	(0.8)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$42.8	$11.6	$(54.4)	$40.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$717.7	$72.9	$—	$790.6
Salaries and benefits	5.3	278.2	23.5	—	307.0
Supplies	—	95.4	13.8	—	109.2
Other operating expenses	0.2	133.9	11.2	—	145.3
Provision for doubtful accounts	—	95.7	9.3	—	105.0
Equity in earnings of affiliates	(50.0)	—	—	50.0	—
Depreciation and amortization	—	33.0	3.7	—	36.7
Interest expense, net	9.2	16.6	0.1	—	25.9
Management (income) fees	—	(2.1)	2.1	—	—
	(35.3)	650.7	63.7	50.0	729.1
Income from continuing operations before income taxes	35.3	67.0	9.2	(50.0)	61.5
Provision for income taxes	(2.3)	25.6	—	—	23.3
Income from continuing operations	37.6	41.4	9.2	(50.0)	38.2
Income from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Net income	37.6	41.5	9.2	(50.0)	38.3
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.5)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$37.6	$41.3	$8.7	$(50.0)	$37.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$1,607.3	$158.9	$—	$1,766.2
Salaries and benefits	11.3	613.6	48.5	—	673.4
Supplies	—	206.9	25.9	—	232.8
Other operating expenses	—	301.0	23.7	—	324.7
Provision for doubtful accounts	—	235.4	21.0	—	256.4
Equity in earnings of affiliates	(116.7)	—	—	116.7	—
Depreciation and amortization	—	73.1	7.2	—	80.3
Interest expense, net	21.8	34.7	0.8	—	57.3
Management (income) fees	—	(4.8)	4.8	—	—
	(83.6)	1,459.9	131.9	116.7	1,624.9
Income from continuing operations before income taxes	83.6	147.4	27.0	(116.7)	141.3
Provision for income taxes	(2.8)	56.5	—	—	53.7
Income from continuing operations	86.4	90.9	27.0	(116.7)	87.6
Income from discontinued operations, net of income taxes	—	0.3	—	—	0.3
Net income	86.4	91.2	27.0	(116.7)	87.9
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.1)	—	(1.5)
Net income attributable to LifePoint Hospitals, Inc.	$86.4	$90.8	$25.9	$(116.7)	$86.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$1,426.5	$150.3	$—	$1,576.8
Salaries and benefits	11.1	552.2	47.0	—	610.3
Supplies	—	191.2	26.4	—	217.6
Other operating expenses	0.4	262.6	22.7	—	285.7
Provision for doubtful accounts	—	189.0	18.1	—	207.1
Equity in earnings of affiliates	(108.1)	—	—	108.1	—
Depreciation and amortization	—	65.5	7.3	—	72.8
Interest expense, net	18.7	32.2	0.1	—	51.0
Management (income) fees	—	(4.3)	4.3	—	—
	(77.9)	1,288.4	125.9	108.1	1,444.5
Income from continuing operations before income taxes	77.9	138.1	24.4	(108.1)	132.3
Provision for income taxes	(2.6)	52.5	—	—	49.9
Income from continuing operations	80.5	85.6	24.4	(108.1)	82.4
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)
Net income	80.5	85.3	24.4	(108.1)	82.1
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.2)	—	(1.6)
Net income attributable to LifePoint Hospitals, Inc.	$80.5	$84.9	$23.2	$(108.1)	$80.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$264.6	$11.2	$—	$275.8
Accounts receivable, net	—	344.1	35.7	—	379.8
Inventories	—	75.3	8.6	—	83.9
Prepaid expenses	0.1	18.4	0.7	—	19.2
Deferred tax assets	122.2	—	—	—	122.2
Other current assets	—	26.9	—	—	26.9
	122.3	729.3	56.2	—	907.8
Property and equipment:
Land	—	74.1	12.5	—	86.6
Buildings and improvements	—	1,414.7	137.5	—	1,552.2
Equipment	—	928.8	73.4	—	1,002.2
Construction in progress	—	61.2	2.1	—	63.3
	—	2,478.8	225.5	—	2,704.3
Accumulated depreciation	—	(933.5)	(76.9)	—	(1,010.4)
	—	1,545.3	148.6	—	1,693.9
Deferred loan costs, net	24.3	—	—	—	24.3
Intangible assets, net	—	49.2	37.3	—	86.5
Investments in subsidiaries	1,372.7	—	—	(1,372.7)	—
Other	1.0	17.2	1.9	—	20.1
Goodwill	—	1,412.9	140.9	—	1,553.8
Total assets	$1,520.3	$3,753.9	$384.9	$(1,372.7)	$4,286.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$79.0	$7.1	$—	$86.1
Accrued salaries	—	81.9	5.3	—	87.2
Accrued interest	13.8	—	—	—	13.8
Income taxes payable	21.2	—	—	—	21.2
Other current liabilities	—	103.9	11.9	—	115.8
Current maturities of long-term debt	—	1.1	0.1	—	1.2
	35.0	265.9	24.4	—	325.3
Long-term debt	1,575.8	7.0	0.4	—	1,583.2
Intercompany	(2,309.8)	2,348.3	(38.5)	—	—
Deferred income tax liabilities	209.4	—	—	—	209.4
Reserves for self-insurance claims and other liabilities	—	115.6	23.2	—	138.8
Long-term income tax liability	22.1	—	—	—	22.1
Total liabilities	(467.5)	2,736.8	9.5	—	2,278.8
Redeemable noncontrolling interests	—	—	15.3	—	15.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,987.8	1,015.7	357.0	(1,372.7)	1,987.8
Noncontrolling interests	—	1.4	3.1	—	4.5
Total equity	1,987.8	1,017.1	360.1	(1,372.7)	1,992.3
Total liabilities and equity	$1,520.3	$3,753.9	$384.9	$(1,372.7)	$4,286.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40.3	$43.0	$12.2	$(54.4)	$41.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(54.4)	—	—	54.4	—
Stock-based compensation	5.6	—	—	—	5.6
Depreciation and amortization	—	36.9	3.7	—	40.6
Amortization of physician minimum revenue guarantees	—	4.3	0.4	—	4.7
Amortization of convertible debt discounts	6.0	—	—	—	6.0
Amortization of deferred loan costs	1.5	—	—	—	1.5
Deferred income tax benefit	(16.7)	—	—	—	(16.7)
Reserves for self-insurance claims, net of payments	—	0.8	1.5	—	2.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	20.9	(1.3)	—	19.6
Inventories and other current assets	(0.1)	(2.2)	0.3	—	(2.0)
Accounts payable and accrued expenses	(11.8)	5.2	0.8	—	(5.8)
Income taxes payable/receivable	(4.4)	—	—	—	(4.4)
Other	0.3	(0.2)	(0.1)	—	—
Net cash (used in) provided by operating activities	(33.7)	108.7	17.5	—	92.5
Cash flows from investing activities:
Purchase of property and equipment	—	(46.0)	(2.6)	—	(48.6)
Acquisitions, net of cash acquired	—	—	(24.8)	—	(24.8)
Net cash used in investing activities	—	(46.0)	(27.4)	—	(73.4)
Cash flows from financing activities:
Repurchases of common stock	(36.3)	—	—	—	(36.3)
Payment of debt financing costs	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	17.0	—	—	—	17.0
Refunds of employee stock purchase plans	(0.1)	—	—	—	(0.1)
Sales of (distributions to) noncontrolling interests	—	0.6	(0.2)	—	0.4
Change in intercompany balances with affiliates, net	53.2	(64.4)	11.2	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) financing activities	33.7	(64.2)	11.0	—	(19.5)
Change in cash and cash equivalents	—	(1.5)	1.1	—	(0.4)
Cash and cash equivalents at beginning of period	—	266.1	10.1	—	276.2
Cash and cash equivalents at end of period	$—	$264.6	$11.2	$—	$275.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$37.6	$41.5	$9.2	$(50.0)	$38.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in earnings of affiliates	(50.0)	—	—	50.0	—
Stock-based compensation	5.3	—	—	—	5.3
Depreciation and amortization	—	33.0	3.7	—	36.7
Amortization of physician minimum revenue guarantees	—	3.8	0.3	—	4.1
Amortization of convertible debt discounts	5.5	—	—	—	5.5
Amortization of deferred loan costs	1.6	—	—	—	1.6
Deferred income tax benefit	(12.6)	—	—	—	(12.6)
Reserves for self-insurance claims, net of payments	—	(0.8)	1.0	—	0.2
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(3.6)	1.9	—	(1.7)
Inventories and other current assets	0.1	(2.5)	0.3	—	(2.1)
Accounts payable and accrued expenses	(2.7)	0.7	1.3	—	(0.7)
Income taxes payable/receivable	10.1	—	—	—	10.1
Other	0.1	(0.1)	—	—	—
Net cash (used in) provided by operating activities – continuing operations	(5.0)	71.9	17.7	—	84.6
Net cash provided by (used in) operating activities – discontinued operations	0.2	(0.7)	—	—	(0.5)
Net cash (used in) provided by operating activities	(4.8)	71.2	17.7	—	84.1
Cash flows from investing activities:
Purchase of property and equipment	—	(36.5)	(3.1)	—	(39.6)
Acquisitions, net of cash acquired	—	(25.8)	—	—	(25.8)
Net cash used in investing activities	—	(62.3)	(3.1)	—	(65.4)
Cash flows from financing activities:
Repurchases of common stock	(41.5)	—	—	—	(41.5)
Proceeds from exercise of stock options	4.3	—	—	—	4.3
Sales of (distributions to) noncontrolling interests	—	0.2	(0.6)	—	(0.4)
Purchase of redeemable noncontrolling interests	—	—	(0.3)		(0.3)
Change in intercompany balances with affiliates, net	42.0	(28.1)	(13.9)	—	—
Capital lease payments and other	—	(0.4)	(0.1)	—	(0.5)
Net cash provided by (used in) financing activities	4.8	(28.3)	(14.9)	—	(38.4)
Change in cash and cash equivalents	—	(19.4)	(0.3)	—	(19.7)
Cash and cash equivalents at beginning of period	—	212.5	6.9	—	219.4
Cash and cash equivalents at end of period	$—	$193.1	$6.6	$—	$199.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$86.4	$91.2	$27.0	$(116.7)	$87.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.3)	—	—	(0.3)
Equity in earnings of affiliates	(116.7)	—	—	116.7	—
Stock-based compensation	11.3	—	—	—	11.3
Depreciation and amortization	—	73.1	7.2	—	80.3
Amortization of physician minimum revenue guarantees	—	8.4	0.9	—	9.3
Amortization of convertible debt discounts	11.9	—	—	—	11.9
Amortization of deferred loan costs	3.0	—	—	—	3.0
Deferred income tax benefit	(19.4)	—	—	—	(19.4)
Reserves for self-insurance claims, net of payments	—	8.6	(1.6)	—	7.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	11.9	(6.8)	—	5.1
Inventories and other current assets	(0.1)	(3.6)	(0.1)	—	(3.8)
Accounts payable and accrued expenses	(2.2)	(9.3)	0.3	—	(11.2)
Income taxes payable/receivable	26.6	—	—	—	26.6
Other	0.1	0.3	0.2	—	0.6
Net cash provided by operating activities – continuing operations	0.9	180.3	27.1	—	208.3
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	0.9	180.5	27.1	—	208.5
Cash flows from investing activities:
Purchase of property and equipment	—	(98.6)	(5.9)	—	(104.5)
Acquisitions, net of cash acquired	—	(1.7)	(24.8)	—	(26.5)
Other	(1.0)	0.1	—	—	(0.9)
Net cash used in investing activities	(1.0)	(100.2)	(30.7)	—	(131.9)
Cash flows from financing activities:
Repurchases of common stock	(41.8)	—	—	—	(41.8)
Payment of debt financing costs	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	34.5	—	—	—	34.5
Proceeds from employee stock purchase plans	0.6	—	—	—	0.6
Sales of (distributions to) noncontrolling interests	—	0.9	(1.5)	—	(0.6)
Change in intercompany balances with affiliates, net	6.9	(12.9)	6.0	—	—
Capital lease payments and other	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) financing activities	0.1	(12.8)	4.5	—	(8.2)
Change in cash and cash equivalents	—	67.5	0.9	—	68.4
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$264.6	$11.2	$—	$275.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$80.5	$85.3	$24.4	$(108.1)	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.3	—	—	0.3
Equity in earnings of affiliates	(108.1)	—	—	108.1	—
Stock-based compensation	11.1	—	—	—	11.1
Depreciation and amortization	—	65.5	7.3	—	72.8
Amortization of physician minimum revenue guarantees	—	7.4	0.6	—	8.0
Amortization of convertible debt discounts	11.0	—	—	—	11.0
Amortization of deferred loan costs	4.0	—	—	—	4.0
Deferred income tax benefit	(16.7)	—	—	—	(16.7)
Reserves for self-insurance claims, net of payments	—	5.3	(1.0)	—	4.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(23.5)	(2.9)	—	(26.4)
Inventories and other current assets	1.3	(3.4)	(0.4)	—	(2.5)
Accounts payable and accrued expenses	1.0	(21.8)	1.1	—	(19.7)
Income taxes payable/receivable	39.7	—	—	—	39.7
Other	0.3	(0.2)	—	—	0.1
Net cash provided by operating activities – continuing operations	24.1	114.9	29.1	—	168.1
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash provided by operating activities	24.1	114.2	29.1	—	167.4
Cash flows from investing activities:
Purchase of property and equipment	—	(68.9)	(4.7)	—	(73.6)
Acquisitions, net of cash acquired	—	(30.0)	(12.7)	—	(42.7)
Net cash used in investing activities	—	(98.9)	(17.4)	—	(116.3)
Cash flows from financing activities:
Repurchases of common stock	(50.5)	—	—	—	(50.5)
Payment of debt financing costs	(4.4)	—	—	—	(4.4)
Proceeds from exercise of stock options	13.5	—	—	—	13.5
Proceeds from employee stock purchase plans	0.6	—	—	—	0.6
Sales of (distributions to) noncontrolling interests	—	0.6	(1.5)	—	(0.9)
Proceeds from redeemable noncontrolling interests	—	—	3.9		3.9
Change in intercompany balances with affiliates, net	16.7	(0.6)	(16.1)	—	—
Capital lease payments and other	—	(0.6)	(0.2)	—	(0.8)
Net cash used in financing activities	(24.1)	(0.6)	(13.9)	—	(38.6)
Change in cash and cash equivalents	—	14.7	(2.2)	—	12.5
Cash and cash equivalents at beginning of period	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of period	$—	$193.1	$6.6	$—	$199.7

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

We make forward-looking statements in this report, other reports and in statements we file with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national health care reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; industry and general economic trends; reimbursement changes; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations and other matters; anticipated capital expenditures; impact of accounting methodologies; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors as well as other factors such as market, operational, liquidity, interest rate and other risks are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2010 Annual Report on Form 10-K. Any factor described in our 2010 Annual Report on Form 10-K and in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in our 2010 Annual Report on Form 10-K or in this report that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals in non-urban communities in the U.S. At June 30, 2011, on a consolidated basis, we operated 52 hospital campuses in 17 states, having a total of 5,836 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $877.6 million and $790.6 million during the three months ended June, 30 2011 and 2010, respectively, and $1,766.2 million and $1,576.8 million during the six months ended June 30, 2011 and 2010, respectively, in revenues from continuing operations. For the three months ended June 30, 2011 and 2010, we derived 42.9% and 42.8%, respectively, and 42.9% and 43.1% for the six months ended June 30, 2011 and 2010, respectively, of our revenues from continuing operations from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. The hospital industry is also enduring a period where the costs of providing care are rising faster than reimbursement rates. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. Many of our communities are experiencing slow growth, and in some cases, population losses. The economies of our communities are also more sensitive to economic downturns in the manufacturing sector than the U.S. generally.

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

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the U.S. has a shortage of physicians in certain practice areas, including specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies because cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located. Larger tertiary medical centers are acquiring physician practices and employing physicians in some of our communities. While physicians in these practices may continue to be members of the medical staffs of our hospitals, they may be less likely to refer patients to our hospitals over time.

We believe other key factors in our competition for patients is the quality of our patient care and the perception of that quality in the communities where our hospitals are located, which may be influenced by, among other things, the technology, service lines and capital improvements made at our facilities and the historical perception of the care provided at any particular facility. The quality of care, and our communities’ perception of that quality, may also be influenced by the skills and experience of our non-physician employees involved in patient care.

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician engagement;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our hospitals are located;
•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;
•	Improvements in management of expenses and revenue cycle;
•	Negotiation of improved reimbursement rates with non-governmental payors; and
•	Strategic growth through acquisition and integration of hospitals and other health care facilities where valuations are attractive and we can identify opportunities for improved financial performance through our management or ownership.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the U.S. health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of health care. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share hospital (“DSH”) payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 or will be implemented in 2011 and 2012. In addition, there have been a number of legal challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Care Act in its entirety is unconstitutional. Several bills have been and will likely continue to be introduced in Congress to deny funding for, repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operating because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, revised significantly based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

On May 5, 2011, CMS published its hospital inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2012, which begins on October 1, 2011. Among other things, the proposed rule would provide for a market basket increase of 1.5% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) in FFY 2012 and -0.5% for those that do not. The update is based on a projected inflation increase of 2.8% in hospital costs, which is reduced by a multi-factor productivity adjustment of 1.2% and an additional 0.1% as required by the Affordable Care Act. Under the proposed rule, Medicare payments would also be increased by 1.1% in response to the outcome of litigation regarding the Medicare program’s rural floor budget neutrality adjustments for FFY 2007 and FFY 2008 and reduced by 3.15%, as required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”). CMS has indicated that an additional -0.75% adjustment will be required in the future to recover the remaining amounts that are required to be recouped under the TMA Act. In addition, the proposed rule also expands the quality measures that hospitals must report in FFYs 2014 and 2015 to avoid a 2.0% payment reduction under the IQR Program and adds one new condition to the list of hospital-acquired conditions (“HACs”) for the purposes of Medicare’s HAC policy, which prevents hospitals from being paid at a higher rate for treating a beneficiary if the sole reason for the higher payment is the occurrence, during the beneficiary’s hospital stay, of one of the conditions on the HAC list. CMS projects that, under the proposed rule, Medicare reimbursement for hospital inpatient services will decrease by 0.5% between FFY 2011 and FFY 2012.

On July 18, 2011, CMS published the Medicare outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2012. Among other things, the proposed rule would provide a market basket increase of 1.5% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program and -0.5% for hospitals that do not. The increase is based on the projected IPPS market basket percentage increase described above. In addition, the proposed rule would also reduce payment rates for non-cancer OPPS hospitals by 0.6% to offset the proposed adjustment to cancer hospital payment rates that is required by the Affordable Care Act. When combined with the estimated 0.2% payment increase that is needed to ensure budget neutrality in connection with the proposed transition to full use of community mental health center (“CMHC”) data for CMHC partial hospital program per diem payment rates, CMS anticipates that the proposed rule would increase payment rates for services provided in hospital outpatient departments, other than those of cancer hospitals, by 1.1% in CY 2012.

On July 19, 2011, CMS published the Medicare physician fee schedule proposed rule for CY 2012. Under the proposed rule, payment rates to physicians would be reduced by 29.5% based on the application of the sustainable growth rate (“SGR”) formula that was adopted as part of the Balanced Budget Act of 1997. The SGR formula has resulted in payment decreases to physicians on eleven previous occasions. However, all but one of those decreases (the decrease in CY 2002) have been averted by Congressional intervention. In addition, the proposed rule would also expand the Medicare program’s multiple procedure payment reduction policy, which restricts reimbursement for the professional interpretation of advanced imaging procedures that are furnished to the same patient, on the same day, and during the same session, to computed tomography

(CT), magnetic resonance imaging (MRI), and ultrasound services and would update a number of physician incentive programs, including the Physician Quality Reporting System, the ePrescribing Incentive program, and the Electronic Health Records (“EHR”) Incentive Program. We cannot predict whether Congress will pass legislation to avert the proposed rate cut in CY 2012 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR formula. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

In addition, many of the states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Education, Jobs, and Medicaid Assistance Act, which increased Federal Medical Assistance Percentage (“FMAP”) payments through June 30, 2011. Such budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

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

Medicare Hospital Value-Based Purchasing

On May 6, 2011, CMS published a final rule that established the hospital value-based purchasing (“Hospital VBP”) program under the Medicare IPPS. The Hospital VBP program, which was established by the Affordable Care Act, is intended to reward hospitals that provide high quality care to their patients. The incentive payments made under the Hospital VBP program will be funded by reducing the base operating diagnosis-related group (“DRG”) payment amounts that determine the Medicare payment for each hospital inpatient discharge under the IPPS. The Affordable Care Act sets the reduction at 1 percent in FFY 2013, rising to 2 percent for FFYs 2017 and beyond.

Under the Hospital VBP program, CMS will evaluate hospitals’ performance during a performance period that runs from July 1, 2011, to March 31, 2012, based on both achievement and improvement on selected measures. Hospitals will receive points on each measure based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments for inpatient discharges occurring on or after October 1, 2012. For scoring on achievement, hospitals will be measured based on how much their current performance differs from all other hospitals’ baseline period performance. For scoring on improvement, hospitals will be assessed based on how much their current performance changes from their own baseline period performance. CMS will calculate a total performance score for each hospital by combining the greater of its achievement or improvement points on each measure to determine a score for each of the two domains that will be measured. Hospitals that receive higher total performance scores will receive higher incentive payments than those that receive lower total performance scores. CMS will notify each hospital of the estimated amount of its value-based incentive payment for FFY 2013 at least 60 days prior to October 1, 2012, and will notify each hospital of the exact amount of its value-based incentive payment on November 1, 2012. While we believe that our quality initiatives will enable many of our hospitals to qualify for incentive payments, we cannot predict the impact that the implementation of the Hospital VBP program will have on our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and six months ended June 30, 2011, we recognized $4.2 million in revenues related to estimated Medicaid EHR incentive payments. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenues from EHR incentive payments in the later part of 2011. We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

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

Revenue Sources

Our hospitals generate revenues by providing health care services to our patients. Depending upon the patient’s medical insurance coverage, we are paid for these services by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing health care services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing health care services. We must comply with these rules and regulations to continue to be eligible to participate in the Medicare and Medicaid programs. These rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels. These changes will likely become more frequent and significant as the health care reform provisions of the Affordable Care Act are implemented.

Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for health care services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our health care services.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first half of 2011 as a result of a combination of broad economic factors, including high levels of unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance. Increasing self-pay revenue further results in increases to our provision for doubtful accounts.

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

Same-hospital.  Same-hospital information includes the results of our corporate office and the same 47 hospitals operated during the three and six months ended June 30, 2011 and 2010. Same-hospital information excludes the results of HighPoint Health System (“HighPoint”) which we acquired effective September 1, 2010, Clark Regional Medical Center (“Clark”), which we acquired effective May 1, 2010, and our hospitals that have previously been disposed.

Operating Results Summary

The following table presents summaries of results of operations for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$877.6	100.0%	$790.6	100.0%	$1,766.2	100.0%	$1,576.8	100.0%
Salaries and benefits	339.0	38.6	307.0	38.8	673.4	38.1	610.3	38.7
Supplies	114.1	13.0	109.2	13.8	232.8	13.2	217.6	13.8
Other operating expenses	163.1	18.6	145.3	18.4	324.7	18.4	285.7	18.2
Provision for doubtful accounts	126.3	14.4	105.0	13.3	256.4	14.5	207.1	13.1
Depreciation and amortization	40.6	4.6	36.7	4.6	80.3	4.6	72.8	4.6
Interest expense, net	28.1	3.2	25.9	3.3	57.3	3.2	51.0	3.2
	811.2	92.4	729.1	92.2	1,624.9	92.0	1,444.5	91.6
Income from continuing operations before income taxes	66.4	7.6	61.5	7.8	141.3	8.0	132.3	8.4
Provision for income taxes	25.3	2.9	23.3	2.9	53.7	3.0	49.9	3.2
Income from continuing operations	41.1	4.7	38.2	4.9	87.6	5.0	82.4	5.2
Less: Net income attributable to noncontrolling interests	(0.8)	(0.1)	(0.7)	(0.1)	(1.5)	(0.1)	(1.6)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$40.3	4.6%	$37.5	4.8%	$86.1	4.9%	$80.8	5.1%

For the Three Months Ended June 30, 2011 and 2010

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Revenues (dollars in millions)	$877.6	$790.6	$87.0	11.0%
Admissions	48,526	45,723	2,803	6.1
Equivalent admissions	104,983	100,348	4,635	4.6
Revenues per equivalent admission	$8,359	$7,879	$480	6.1
Medicare case mix index	1.29	1.28	0.01	0.8
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	13,347	13,264	83	0.6
Outpatient surgeries	38,949	39,336	(387)	(1.0)
Emergency room visits	253,569	237,446	16,123	6.8
Outpatient factor	2.16	2.19	(0.03)	(1.4)
Same-hospital:
Revenues (dollars in millions)	$821.6	$781.5	$40.1	5.1%
Admissions	45,690	45,287	403	0.9
Equivalent admissions	97,833	98,952	(1,119)	(1.1)
Revenues per equivalent admission	$8,398	$7,898	$500	6.3
Medicare case mix index	1.29	1.29	—	—
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	12,633	13,150	(517)	(3.9)
Outpatient surgeries	36,964	38,583	(1,619)	(4.2)
Emergency room visits	235,205	233,195	2,010	0.9
Outpatient factor	2.14	2.18	(0.04)	(1.8)

The following table shows the sources of our revenues by payor for the three months ended June 30, 2011 and 2010, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2011	2010	2011	2010
Medicare	29.9%	30.3%	29.9%	30.4%
Medicaid	13.0	12.5	13.1	12.5
HMOs, PPOs and other private insurers	40.1	41.9	40.0	41.9
Self-Pay	15.9	14.2	15.9	14.2
Other	1.1	1.1	1.1	1.0
	100.0%	100.0%	100.0%	100.0%

For the three months ended June 30, 2011, our revenues increased by $40.1 million, or 5.1%, to $821.6 million on a same-hospital basis as compared to $781.5 million for the same period last year. This increase was largely driven by increases in self-pay revenues along with moderate increases in our revenue from the Medicare and Medicaid programs. Same-hospital self-pay revenues, inclusive of both inpatient and outpatient services, increased by $19.3 million as compared to the same period last year. These increases were largely driven by higher emergency room visits from our self-pay population, the favorable implementation of various emergency room initiatives to more accurately capture charges, overall high levels of unemployment in the majority of our communities and pricing increases. The increase in our self-pay revenues resulted in an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Medicaid revenues, on a same-hospital basis, increased as a result of the receipt of approximately $7.7 million in additional disproportionate share payments and access payments at certain hospitals based on our participation in state provider programs. Our participation in these state provider programs resulted in increases to our non-income taxes expense, as further discussed in our analysis of our other operating expenses. Additionally, $4.2 million of the Medicaid revenues for the three months ended June 30, 2011 related to estimated Medicaid EHR incentive payments that we expect to receive later this year from certain states in which we operate. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenues from EHR incentive payments in the later part of 2011. Additionally, our Medicare revenues, on a same-hospital basis, increased moderately primarily due to higher Medicare volume.

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

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Salaries and benefits (dollars in millions)	$339.0	38.6%	$307.0	38.8%	$32.0	10.5%
Man-hours per equivalent admission	98.2	N/A	95.3	N/A	2.9	3.0%
Salaries and benefits per equivalent admission	$3,218	N/A	$3,051	N/A	$167	5.5%
Same-hospital:
Salaries and benefits (dollars in millions)	$315.9	38.4%	$302.3	38.7%	$13.6	4.5%
Man-hours per equivalent admission	97.5	N/A	95.2	N/A	2.3	2.4%
Salaries and benefits per equivalent admission	$3,216	N/A	$3,047	N/A	$169	5.5%

For the three months ended June 30, 2011, our salaries and benefits expense increased to $315.9 million, or 4.5%, on a same-hospital basis as compared to $302.3 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees, higher employee medical benefits expense and a slight increase in man-hours per equivalent admission to 97.5, or 2.4%, on a same-hospital basis as compared to 95.2 for the same period last year. These increases were partially offset by a decrease in our workers’ compensation claims expense due to favorable claim development during the current period as compared to the same period of the prior year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$114.1	13.0%	$109.2	13.8%	$4.9	4.4%
Supplies per equivalent admission	$1,087	N/A	$1,089	N/A	$(2)	(0.2)%
Same-hospital:
Supplies (dollars in millions)	$107.8	13.1%	$108.1	13.8%	$(0.3)	(0.3)%
Supplies per equivalent admission	$1,102	N/A	$1,094	N/A	$8	0.8%

For the three months ended June 30, 2011, our supplies expense decreased to $107.8 million, or 0.3% on a same-hospital basis, as compared to $108.1 million for the same period last year. This decrease in our same-hospital supplies expense for the three months ended June 30, 2011 was primarily a result of a 1.1% decrease in equivalent admissions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$23.5	2.7%	$19.7	2.5%	$3.8	19.2%
Utilities	13.9	1.6	12.6	1.6	1.3	10.7
Repairs and maintenance	19.3	2.2	17.2	2.2	2.1	12.0
Rents and leases	7.1	0.8	6.2	0.8	0.9	15.4
Insurance	8.0	0.9	11.6	1.5	(3.6)	(31.0)
Physician recruiting	6.5	0.7	6.2	0.8	0.3	3.8
Contract services	43.8	5.0	38.2	4.8	5.6	14.9
Non-income taxes	18.3	2.1	12.6	1.6	5.7	45.4
Other	22.7	2.6	21.0	2.6	1.7	8.1
	$163.1	18.6%	$145.3	18.4%	$17.8	12.2%
Same-hospital:
Professional fees	$21.9	2.7%	$19.1	2.4%	$2.8	14.8%
Utilities	12.9	1.6	12.5	1.6	0.4	3.2
Repairs and maintenance	17.9	2.2	16.9	2.2	1.0	5.5
Rents and leases	6.2	0.8	5.8	0.7	0.4	7.0
Insurance	7.6	0.9	11.5	1.5	(3.9)	(33.7)
Physician recruiting	6.2	0.8	6.2	0.8	—	—
Contract services	41.2	5.0	37.9	4.8	3.3	8.7
Non-income taxes	16.6	2.0	12.4	1.6	4.2	34.6
Other	21.8	2.6	21.0	2.7	0.8	3.8
	$152.3	18.6%	$143.3	18.3%	$9.0	6.3%

For the three months ended June 30, 2011, our other operating expenses increased to $152.3 million, or 6.3% on a same-hospital basis as compared to $143.3 million for the same period last year. This increase for the three months ended June 30, 2011 was primarily a result of increases in professional fees, contract services and non-income taxes, partially offset by a decrease in insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. Finally, our non-income taxes increased primarily as a result of increases in state provider taxes experienced at certain hospitals in various states.

These increases were partially offset by a decrease in our insurance expense. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our professional and general liability claims experienced during the current period as compared to the same period of the prior year.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Provision for doubtful accounts	$126.3	14.4%	$105.0	13.3%	$21.3	20.1%
Related key indicators:
Charity care write-offs	$22.4	2.6%	$13.1	1.7%	$9.3	71.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$139.6	15.9%	$112.6	14.2%	$27.0	24.0%
Net revenue days outstanding (at end of period)	39.4	N/A	41.1	N/A	(1.7)	(4.1)%
Same-hospital:
Provision for doubtful accounts	$118.7	14.5%	$104.5	13.4%	$14.2	13.6%
Related key indicators:
Charity care write-offs	$19.7	2.4%	$13.1	1.7%	$6.6	50.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$130.6	15.9%	$111.3	14.2%	$19.3	17.3%
Net revenue days outstanding (at end of period)	39.9	N/A	40.6	N/A	(0.7)	(1.7)%

For the three months ended June 30, 2011, our provision for doubtful accounts increased by $21.3 million, or 20.1%, to $126.3 million on a continuing operations basis and by $14.2 million, or 13.6%, to $118.7 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended June 30, 2011 as compared to the same period last year. Same-hospital self-pay revenues increased by $19.3 million over the same period last year and represented 15.9% of revenues, as compared to 14.2% of revenues in the same period last year. Additionally, for the three months ended June 30, 2011, charity care write-offs increased by $6.6 million to $19.7 million on a same-hospital basis. Self-pay revenues and charity care write-offs continued to increase for both our inpatient and outpatient services including outpatient emergency room visits, which were primarily driven by high levels of unemployment in the majority of our communities and pricing increases. These increases were partially offset by an increase in up-front cash collections for the three months ended June 30, 2011, as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2010 Annual Report on Form 10-K.

Depreciation and Amortization

For the three months ended June 30, 2011, our depreciation and amortization expense increased to $40.6 million, or 10.8%, on a continuing operations basis as compared to $36.7 million for the same period last year. Our depreciation and amortization expense increased as a result of our 2010 acquisitions of HighPoint and Clark and capital improvement projects completed during 2010 and the first half of 2011. During the first half of 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout the remainder of 2011. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $2.2 million, or 8.5%, to $28.1 million, for the three months ended June 30, 2011, as compared to $25.9 million for the same period last year. This increase was largely attributable to an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, to $1,652.3 million at June 30, 2011 as compared to $1,502.6 million at June 30, 2010 and increases in our applicable annual interest rates. Effective September 23, 2010, we issued $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”). The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended June 30, 2011, on a weighted average basis, was 3.09%. These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the three months ended June 30, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $25.3 million, or 2.9% of revenues, for the three months ended June 30, 2011, as compared to $23.3 million, or 2.9% of revenues, for the same period last year. The effective tax rate increased slightly to 38.6% for the three months ended June 30, 2011, as compared to 38.3% for the same period last year.

For the Six Months Ended June 30, 2011 and 2010

Revenues

The following table shows our revenues and the key drivers of our revenues for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Revenues (dollars in millions)	$1,766.2	$1,576.8	$189.4	12.0%
Admissions	100,242	95,015	5,227	5.5
Equivalent admissions	212,914	201,052	11,862	5.9
Revenues per equivalent admission	$8,295	$7,843	$452	5.8
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	26,707	26,806	(99)	(0.4)
Outpatient surgeries	77,854	76,292	1,562	2.0
Emergency room visits	508,339	459,478	48,861	10.6
Outpatient factor	2.12	2.12	—	—
Same-hospital:
Revenues (dollars in millions)	$1,653.4	$1,567.7	$85.7	5.5%
Admissions	94,380	94,579	(199)	(0.2)
Equivalent admissions	198,670	199,656	(986)	(0.5)
Revenues per equivalent admission	$8,322	$7,852	$470	6.0
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	25,274	26,692	(1,418)	(5.3)
Outpatient surgeries	73,910	75,539	(1,629)	(2.2)
Emergency room visits	472,646	455,227	17,419	3.8
Outpatient factor	2.11	2.11	—	—

The following table shows the sources of our revenues by payor for the six months ended June 30, 2011 and 2010, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2011	2010	2011	2010
Medicare	30.4%	30.9%	30.5%	30.9%
Medicaid	12.5	12.2	12.4	12.2
HMOs, PPOs and other private insurers	40.2	41.8	40.3	41.8
Self-Pay	15.9	14.1	15.9	14.1
Other	1.0	1.0	0.9	1.0
	100.0%	100.0%	100.0%	100.0%

For the six months ended June 30, 2011, our revenues increased by $85.7 million, or 5.5%, to $1,653.4 million on a same-hospital basis as compared to $1,567.7 million for the same period last year. This primarily resulted from increases from all payor sources. Same-hospital self-pay revenues, inclusive of both inpatient and outpatient services, increased by $41.8 million as compared to the same period last year. These increases were largely driven by higher emergency room visits from our self-pay population, the favorable implementation of various emergency room initiatives to more accurately capture charges, overall high levels of unemployment in the majority of our communities and pricing increases. The increase in our self-pay revenues resulted in an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Medicaid revenues increased on a same-hospital basis as a result of the receipt of approximately $14.1 million in additional disproportionate share payments and access payments at certain hospitals based on our participation in state provider programs. Our participation in these state provider programs resulted in increases to our non-income taxes expense, as further discussed in our analysis of our other operating expenses. Additionally, $4.2 million of the Medicaid revenues for the six months ended June 30, 2011 related to estimated Medicaid EHR incentive payments that we expect to receive later this year from certain states in which we operate. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenues from EHR incentive payments in the later part of 2011.

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

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Salaries and benefits (dollars in millions)	$673.4	38.1%	$610.3	38.7%	$63.1	10.4%
Man-hours per equivalent admission	97.3	N/A	94.1	N/A	3.2	3.4%
Salaries and benefits per equivalent admission	$3,158	N/A	$3,035	N/A	$123	4.0%
Same-hospital:
Salaries and benefits (dollars in millions)	$626.4	37.9%	$605.6	38.6%	$20.8	3.4%
Man-hours per equivalent admission	96.4	N/A	94.0	N/A	2.4	2.5%
Salaries and benefits per equivalent admission	$3,147	N/A	$3,034	N/A	$113	3.8%

For the six months ended June 30, 2011, our salaries and benefits expense increased to $626.4 million, or 3.4%, on a same-hospital basis as compared to $605.6 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees, higher employee medical benefits expense and a slight increase in man-hours per equivalent admission to 96.4, or 2.5% as compared to 94.0 for the same period last year. These increases were partially offset by a decrease in our workers’ compensation claims expense due to favorable claim development during the current period as compared to the same period of the prior year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$232.8	13.2%	$217.6	13.8%	$15.2	7.0%
Supplies per equivalent admission	$1,094	N/A	$1,082	N/A	$12	1.0%
Same-hospital:
Supplies (dollars in millions)	$219.6	13.3%	$216.5	13.8%	$3.1	1.4%
Supplies per equivalent admission	$1,105	N/A	$1,085	N/A	$20	1.9%

For the six months ended June 30, 2011, our supplies expense increased to $219.6 million, or 1.4% on a same-hospital basis as compared to $216.5 million for the same period last year. This increase in our same-hospital supplies expense for the six months ended June 30, 2011 was primarily a result of an increase in our supplies expense per equivalent admission to $1,105, or 1.9%, as compared to $1,085 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related supplies, as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$47.3	2.7%	$39.0	2.5%	$8.3	21.2%
Utilities	27.8	1.6	25.2	1.6	2.6	10.4
Repairs and maintenance	38.3	2.2	34.2	2.2	4.1	11.9
Rents and leases	14.5	0.8	12.8	0.8	1.7	13.5
Insurance	17.9	1.0	23.6	1.5	(5.7)	(24.4)
Physician recruiting	13.1	0.7	12.2	0.8	0.9	7.4
Contract services	87.1	4.9	75.4	4.8	11.7	15.6
Non-income taxes	36.4	2.1	24.8	1.6	11.6	46.9
Other	42.3	2.4	38.5	2.4	3.8	9.9
	$324.7	18.4%	$285.7	18.2%	$39.0	13.7%
Same-hospital:
Professional fees	$43.5	2.6%	$38.4	2.4%	$5.1	13.3%
Utilities	25.7	1.6	25.1	1.6	0.6	2.3
Repairs and maintenance	35.4	2.1	33.9	2.2	1.5	4.3
Rents and leases	12.9	0.8	12.4	0.8	0.5	3.9
Insurance	17.1	1.0	23.5	1.5	(6.4)	(27.2)
Physician recruiting	12.7	0.8	12.2	0.8	0.5	4.4
Contract services	81.9	4.9	75.1	4.8	6.8	9.0
Non-income taxes	33.1	2.0	24.6	1.6	8.5	34.8
Other	40.6	2.5	38.5	2.4	2.1	5.5
	$302.9	18.3%	$283.7	18.1%	$19.2	6.8%

For the six months ended June 30, 2011, our other operating expenses increased to $302.9 million, or 6.8% on a same-hospital basis as compared to $283.7 million for the same period last year. This increase for the six months ended June 30, 2011 was primarily a result of increases in professional fees, contract services and non-income taxes, partially offset by a decrease in insurance expense.

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

These increases were partially offset by a decrease in our insurance expense. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our professional and general liability claims experienced during the current period as compared to the same period of the prior year.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Provision for doubtful accounts	$256.4	14.5%	$207.1	13.1%	$49.3	23.8%
Related key indicators:
Charity care write-offs	$42.1	2.4%	$27.0	1.7%	$15.1	56.0%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$280.8	15.9%	$221.7	14.1%	$59.1	26.7%
Net revenue days outstanding (at end of period)	39.4	N/A	41.1	N/A	(1.7)	(4.1)%
Same-hospital:
Provision for doubtful accounts	$238.9	14.4%	$206.6	13.2%	$32.3	15.6%
Related key indicators:
Charity care write-offs	$36.8	2.2%	$27.0	1.7%	$9.8	36.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$262.2	15.9%	$220.4	14.1%	$41.8	19.0%
Net revenue days outstanding (at end of period)	39.9	N/A	40.6	N/A	(0.7)	(1.7)%

For the six months ended June 30, 2011, our provision for doubtful accounts increased by $49.3 million, or 23.8%, to $256.4 million on a continuing operations basis and by $32.3 million, or 15.6%, to $238.9 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the six months ended June 30, 2011 as compared to the same period last year. Same-hospital self-pay revenues increased by $41.8 million over the same period last year and represented 15.9% of revenues, as compared to 14.1% of revenues in the same period last year. Additionally, for the six months ended June 30, 2011, charity care write-offs increased by $9.8 million to $36.8 million on a same-hospital basis. Self-pay revenues and charity care write-offs continued to increase for both our inpatient and outpatient services including outpatient emergency room visits, which were primarily driven by high levels of unemployment in the majority of our communities and pricing increases. These increases were partially offset by an increase in up-front cash collections for the six months ended June 30,

2011, as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2010 Annual Report on Form 10-K.

Depreciation and Amortization

For the six months ended June 30, 2011, our depreciation and amortization expense increased to $80.3 million, or 10.3%, on a continuing operations basis as compared to $72.8 million for the same period last year. Our depreciation and amortization expense increased as a result of our 2010 acquisitions of HighPoint and Clark and capital improvement projects completed during 2010 and the first half of 2011. During the first half of 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout the remainder of 2011. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $6.3 million, or 12.3%, to $57.3 million, for the six months ended June 30, 2011, as compared to $51.0 million for the same period last year. This increase was largely attributable to an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, to $1,652.3 million at June 30, 2011 as compared to $1,502.6 million at June 30, 2010 and increases in our applicable annual interest rates. Effective September 23, 2010, we issued $400.0 million of our 6.625% Senior Notes. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the six months ended June 30, 2011, on a weighted average basis, was 3.09%. These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the six months ended June 30, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $53.7 million, or 3.0% of revenues, for the six months ended June 30, 2011, as compared to $49.9 million, or 3.2% of revenues, for the same period last year. The effective tax rate increased slightly to 38.4% for the six months ended June 30, 2011, as compared to 38.2% for the same period last year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash flows provided by continuing operations	$92.5	$84.6	$208.3	$168.1
Less: Purchase of property and equipment	(48.6)	(39.6)	(104.5)	(73.6)
Free operating cash flow	43.9	45.0	103.8	94.5
Acquisitions, net of cash acquired	(24.8)	(25.8)	(26.5)	(42.7)
Proceeds from exercise of stock options	17.0	4.3	34.5	13.5
Repurchases of common stock	(36.3)	(41.5)	(41.8)	(50.5)
Other	(0.2)	(1.2)	(1.8)	(1.6)
Cash flows from operations used in discontinued operations	—	(0.5)	0.2	(0.7)
Increase (decrease) in cash and cash equivalents	$(0.4)	$(19.7)	$68.4	$12.5

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the three and six months ended June 30, 2011 were positively impacted by an increase in net income, the collection of government based accounts receivable balances that had previously built up due to provider number matters at our HighPoint and Clark hospitals that were acquired in 2010, an increase in up-front collections as well the timing and amount of cash payments for miscellaneous expenses. These favorable increases were partially offset by an increase in the timing and amount of cash payments for interest and income taxes.

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

The following table reflects our capital expenditures for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Capital projects	$16.9	$15.4	$36.5	$33.7
Routine	12.5	12.4	30.2	19.8
Information systems	19.2	11.8	37.8	20.1
	$48.6	$39.6	$104.5	$73.6
Depreciation expense	$39.9	$36.0	$78.9	$71.6
Ratio of capital expenditures to depreciation expense	121.8%	110.0%	132.4%	103.0%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During the first half of 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate that we will continue to spend more on information systems throughout the remainder of 2011 as compared to 2010 and prior years.

Debt

An analysis and roll-forward of our long-term debt during the first six months of 2011 is as follows (in millions):

	December 31, 2010	Payments of Borrowings	Proceeds from Borrowings	Amortization of Convertible Debt Discounts	June 30, 2011
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—
Province 7½% Senior Subordinated Notes	0.1	—	—	—	0.1
6.625% Senior Notes	400.0	—	—	—	400.0
3½% Notes	575.0	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(79.8)	—	—	11.9	(67.9)
Capital leases	7.9	(0.8)	1.4	—	8.5
	$1,571.9	$(0.8)	$1.4	$11.9	$1,584.4

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at June 30, 2011 and December 31, 2010 (dollars in millions):

	June 30, 2011	December 31, 2010	Increase (Decrease)
Current portion of long-term debt	$1.2	$1.4	$(0.2)
Long-term debt	1,583.2	1,570.5	12.7
Unamortized discounts of convertible debt instruments	67.9	79.8	(11.9)
Total debt, excluding unamortized discounts of convertible debt instruments	1,652.3	1,651.7	0.6
Total LifePoint Hospitals, Inc. stockholders’ equity	1,987.8	1,887.5	100.3
Total capitalization	$3,640.1	$3,539.2	$100.9
Total debt to total capitalization	45.4%	46.7%	(130)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	73.1%
Variable rate debt(a)	26.9	26.9
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	48.4
	100.0%	100.0%

(a)	The above calculations do not consider the effect of our interest rate swap. Through May 30, 2011, we had an interest rate swap in effect which mitigated a portion of our floating rate risk on our outstanding variable rate borrowings under our Credit Agreement by converting our variable rate debt to an annual fixed rate of 5.585%. Effective May 30, 2011, our interest rate swap agreement matured. As of December 31, 2010, our interest rate swap decreased our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7%. Please refer to Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources

Credit Agreement

Terms

Our credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Credit Agreement”), provides for term B loans (the “Term B Loans”), term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). The maturity date of our Term B Loans is contingent upon the refinancing of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) beyond their current maturity date of May 15, 2014. Assuming that we refinance our outstanding 3½% Notes beyond their current maturity date, our Term B Loans will mature on April 15, 2015. If we do not refinance our outstanding 3½% Notes at least 91 days prior to their current maturity date our Term B Loans will mature on February 13, 2014. Additionally, our Term B Loans are subject to additional mandatory prepayments with a certain percentage of excess cash flow, as well as upon the occurrence of certain other events, as specifically described in our Credit Agreement. Our Term A Loans and our Revolving Loans components mature on December 15, 2012. Our Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

Our Credit Agreement provides for the issuance of letters of credit up to $75.0 million. As of June 30, 2011, we had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Issued letters of credit reduce the amounts available under our Revolving Loans. In accordance with the terms of our Credit Agreement, Revolving Loans available for borrowing were $320.2 million as of June 30, 2011.

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

As of June 30, 2011, the applicable annual interest rate under the Term B Loans was 3.01%, which was based on the 90-day Adjusted LIBOR plus the applicable margin. The 90-day Adjusted LIBOR was 0.26% at June 30, 2011. The weighted-average applicable annual interest rate for the three and six months ended June 30, 2011 under the Term B Loans was 3.09%.

Covenants

Our Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of June 30, 2011.

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

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of our 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume- weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

Interest Rate Swap

Through May 30, 2011, we had an interest rate swap agreement in effect with Citibank, N.A. (“Citibank”) as counterparty that required us to make quarterly fixed rate payments to Citibank calculated on a notional amount of $300.0 million, at maturity, at an annual fixed rate of 5.585% while Citibank was obligated to make quarterly floating payments to us based on the three-month LIBOR on the same referenced notional amount. Prior to its maturity, we designated our interest rate swap as a cash flow hedge instrument, which was recorded in our accompanying condensed consolidated balance sheet as of December 31, 2010 at its fair value in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price is based upon observable market assumptions and appropriate valuation adjustments for credit risk. We categorized our interest rate swap as Level 2 in the fair value hierarchy, which ASC 820-10, “Fair Value Measurement and Disclosures” defines as observable market-based inputs or unobservable inputs that are corroborated by market data. Please refer to Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report for a further discussion of our interest rate swap agreement.

Liquidity and Capital Resources Outlook

We have increased our level of spending for capital expenditures through the first half of 2011 as compared to 2010. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three and six months ended June 30, 2011, we spent $19.2 million and $37.8 million, respectively, on information systems. We anticipate spending in excess of $75.0 million on information systems in 2011. At June 30, 2011, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $104.0 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

Our business strategy contemplates the selective acquisition of additional hospitals and other health care service providers, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit agreements from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We believe that cash generated from our operations and borrowings available under our Credit Agreement will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2011, there were no material changes in our contractual obligations as presented in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $29.8 million as of June 30, 2011, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2011, we had outstanding debt, excluding $67.9 million of unamortized discounts on our convertible debt instruments, of $1,652.3 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest.

Our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of June 30, 2011 and December 31, 2010. The carrying amount and fair value of these instruments as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$443.1	$445.4
6.625% Senior Notes	$400.0	$400.0	$410.5	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$615.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$233.4	$225.6

The fair values of our Term B Loans and 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of our 3½% Notes and 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at June 30, 2011. As a result, the interest rate market risk implicit in these investments at June 30, 2011, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The failure of the United States government to raise the federal debt ceiling could adversely affect reimbursement payments from Medicare and Medicaid.

It has been widely reported that the United States government is approaching its existing statutory limit on the amount of debt the government may incur (commonly referred to as the “debt ceiling”). The United States Treasury Secretary has stated that the federal government may not be able to continue to pay its obligations on a timely basis unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations, including Medicare and Medicaid reimbursement, from which we derive a substantial portion of our revenue. A delay in the timely payment of Medicare and/or Medicaid reimbursement may result in a material adverse effect on our financial position, results of operation and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2009, our Board of Directors authorized the repurchase of up to $100.0 million of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors (the “2009 Repurchase Plan”). The 2009 Repurchase Plan expired in February 2011. For the three and six months ended June 30, 2010, we repurchased approximately 1.1 million and 1.3 million shares, respectively, for an aggregate purchase price, including commissions, of approximately $40.1 million and $45.3 million at an average purchase price of $34.33 and $34.15 per share in connection with the 2009 Repurchase Plan. There were no repurchases made in accordance with the 2009 Repurchase Plan during the three or six months ended June 30, 2011. We have designated the shares repurchased in accordance with the 2009 Repurchase Plan as treasury stock.

In September 2010, our Board of Directors authorized the repurchase of up to an additional $150.0 million of outstanding shares of our common stock either in open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions (the “2010 Repurchase

Plan”). The 2010 Repurchase Plan expires in March 2012. We are not obligated to repurchase any specific number of shares under the 2010 Repurchase Plan. In connection with the 2010 Repurchase Plan, we entered into a trading plan in accordance with the U.S. SEC Rule 10b5-1 to facilitate repurchases of our common stock (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on June 16, 2011 and expires on August 2, 2011. In connection with the 2010 Repurchase Plan, we repurchased approximately 1.0 million shares, 0.6 million shares of which were purchased in accordance with the 10b5-1 Trading Plan, for an aggregate purchase price, including commissions, of approximately $36.3 million at an average purchase price of $39.11 per share for the three and six month periods ended June 30, 2011. We have designated the shares repurchased in accordance with the 2010 Repurchase Plan as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during the three months ended June 30, 2010 for an aggregate price of $1.4 million. There were a nominal number of shares redeemed for minimum statutory tax withholdings purposes during the three months ended June 30, 2011. We redeemed approximately 0.1 million and 0.2 million shares of certain vested LTIP and MSPP shares during the six month ended June 30, 2011 and 2010 for an aggregate purchase price of approximately $5.5 million and $5.2 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
April 1, 2011 to April 30, 2011	—		$—	—	$103.6
May 1, 2011 to May 31, 2011	1,369	(a)	$41.82	—	$103.6
June 1, 2011 to June 30, 2011	927,384	(a)	$39.11	927,074	$67.3
Total	928,753	(a)	$39.11	927,074	$67.3

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.SCH	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

* — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By: /s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 29, 2011

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.SCH	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

* — Furnished electronically herewith

E-1