Form 10-Q
period 2011-09-30
LIFEPOINT HOSPITALS, INC.
filed 2011-10-28
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 21, 2011, the number of outstanding shares of the registrant’s Common Stock was 48,154,516.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$877.2	$832.3	$2,643.4	$2,409.1
Salaries and benefits	337.8	324.8	1,011.2	935.1
Supplies	113.9	112.9	346.7	330.5
Other operating expenses	171.1	158.5	495.8	444.2
Provision for doubtful accounts	127.0	116.3	383.4	323.4
Depreciation and amortization	40.7	36.4	121.0	109.2
Interest expense, net	24.3	26.2	81.6	77.2
Debt extinguishment costs	—	2.4	—	2.4
	814.8	777.5	2,439.7	2,222.0
Income from continuing operations before income taxes	62.4	54.8	203.7	187.1
Provision for income taxes	22.8	15.6	76.5	65.5
Income from continuing operations	39.6	39.2	127.2	121.6
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.3	0.2	—
Net income	39.5	39.5	127.4	121.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.7)	(2.2)	(2.3)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$38.8	$125.2	$119.3
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.79	$0.74	$2.49	$2.26
Discontinued operations	—	—	0.01	—
Net income	$0.79	$0.74	$2.50	$2.26
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders(a):
Continuing operations	$0.77	$0.72	$2.43	$2.21
Discontinued operations	—	—	0.01	—
Net income	$0.77	$0.73	$2.44	$2.21
Weighted average shares and dilutive securities outstanding:
Basic	49.3	52.0	50.2	52.8
Diluted	50.4	53.1	51.4	54.0
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$38.9	$38.5	$125.0	$119.3
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.3	0.2	—
Net income	$38.8	$38.8	$125.2	$119.3

(a)	Total per share amounts may not add due to rounding.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	September 30, 2011	December 31, 2010(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199.4	$207.4
Accounts receivable, less allowances for doubtful accounts of $534.2 and $459.8 at September 30, 2011 and December 31, 2010, respectively	397.7	387.3
Inventories	83.9	84.6
Prepaid expenses	20.4	13.9
Income taxes receivable	—	5.5
Deferred tax assets	138.3	99.7
Other current assets	24.5	24.7
	864.2	823.1
Property and equipment:
Land	86.5	85.9
Buildings and improvements	1,561.0	1,532.9
Equipment	1,033.1	950.2
Construction in progress (estimated cost to complete and equip after September 30, 2011 is $102.6)	68.9	39.4
	2,749.5	2,608.4
Accumulated depreciation	(1,045.0)	(939.8)
	1,704.5	1,668.6
Deferred loan costs, net	23.2	27.2
Intangible assets, net	88.2	73.1
Other	43.7	20.2
Goodwill	1,574.5	1,550.7
Total assets	$4,298.3	$4,162.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82.8	$89.0
Accrued salaries	95.8	101.4
Accrued interest	10.4	16.0
Income taxes payable	58.1	—
Other current liabilities	124.7	116.5
Current maturities of long-term debt	1.4	1.4
	373.2	324.3
Long-term debt	1,588.7	1,570.5
Deferred income tax liabilities	217.0	211.2
Reserves for self-insurance claims and other liabilities	142.1	131.8
Long-term income tax liability	15.3	18.5
Total liabilities	2,336.3	2,256.3
Redeemable noncontrolling interests	15.3	15.3
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 63,080,246 and 61,450,098 shares issued at September 30, 2011 and December 31, 2010, respectively	0.6	0.6
Capital in excess of par value	1,347.3	1,289.4
Accumulated other comprehensive loss	—	(4.0)
Retained earnings	1,029.2	904.0
Common stock in treasury, at cost, 13,981,039 and 9,991,316 shares at September 30, 2011 and December 31, 2010, respectively	(443.7)	(302.5)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,933.4	1,887.5
Noncontrolling interests	13.3	3.8
Total equity	1,946.7	1,891.3
Total liabilities and equity	$4,298.3	$4,162.9

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$39.5	$39.5	$127.4	$121.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	0.1	(0.3)	(0.2)	—
Stock-based compensation	6.4	5.7	17.7	16.8
Depreciation and amortization	40.7	36.4	121.0	109.2
Amortization of physician minimum revenue guarantees	5.0	4.4	14.3	12.4
Amortization of convertible debt discounts	6.1	5.7	18.0	16.7
Amortization of deferred loan costs	1.4	1.6	4.4	5.6
Debt extinguishment costs	—	2.4	—	2.4
Deferred income tax benefit	(15.3)	(17.9)	(34.7)	(34.6)
Reserves for self-insurance claims, net of payments	2.7	5.0	9.7	9.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(17.5)	(1.8)	(12.4)	(28.2)
Inventories and other current assets	(1.7)	0.1	(5.5)	(2.4)
Accounts payable and accrued expenses	8.6	15.8	(2.6)	(3.9)
Income taxes payable/receivable	37.0	17.6	63.6	57.3
Other	(3.0)	(0.6)	(2.4)	(0.5)
Net cash provided by operating activities – continuing operations	110.0	113.6	318.3	281.7
Net cash (used in) provided by operating activities – discontinued operations	—	(0.5)	0.2	(1.2)
Net cash provided by operating activities	110.0	113.1	318.5	280.5
Cash flows from investing activities:
Purchases of property and equipment	(49.3)	(48.4)	(153.8)	(122.0)
Acquisitions, net of cash acquired	(36.6)	(142.2)	(63.1)	(184.9)
Other	(0.3)	—	(1.2)	—
Net cash used in investing activities	(86.2)	(190.6)	(218.1)	(306.9)
Cash flows from financing activities:
Proceeds from borrowings	—	400.0	—	400.0
Payments on borrowings	(0.1)	(255.2)	(0.1)	(255.2)
Repurchases of common stock	(99.4)	(46.9)	(141.2)	(97.4)
Payment of debt financing costs	(0.3)	(8.7)	(0.4)	(13.1)
Proceeds from exercise of stock options	0.1	1.2	34.6	14.7
Proceeds from employee stock purchase plans	0.6	0.4	1.2	1.0
Distributions to noncontrolling interests	(0.8)	(0.7)	(1.4)	(1.6)
(Purchases of) proceeds from redeemable noncontrolling interests	—	(0.8)	—	3.1
Capital lease payments and other	(0.3)	(0.2)	(1.1)	(1.0)
Net cash (used in) provided by financing activities	(100.2)	89.1	(108.4)	50.5
Change in cash and cash equivalents	(76.4)	11.6	(8.0)	24.1
Cash and cash equivalents at beginning of period	275.8	199.7	207.4	187.2
Cash and cash equivalents at end of period	$199.4	$211.3	$199.4	$211.3
Supplemental disclosure of cash flow information:
Interest payments	$21.0	$16.0	$65.0	$50.7
Capitalized interest	$0.5	$0.3	$1.3	$0.6
Income taxes paid, net	$1.2	$16.0	$47.8	$42.8

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders						Noncontrolling Interests	Total
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock
	Shares	Amount
Balance at December 31, 2010(a)	51.5	$0.6	$1,289.4	$(4.0)	$904.0	$(302.5)	$3.8	$1,891.3
Comprehensive income:
Net income	—	—	—	—	125.2	—	2.2	127.4
Net change in fair value of interest rate swap, net of tax provision of $2.8	—	—	—	4.0	—	—	—	4.0
Total comprehensive income								131.4
Exercise of stock options and tax effects of stock-based awards	1.2	—	38.8	—	—	—	—	38.8
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.4	—	17.7	—	—	—	—	17.7
Repurchases of common stock, at cost	(4.0)	—	—	—	—	(141.2)	—	(141.2)
Noncash change in noncontrolling interests as a result of acquisition	—	—	—	—	—	—	8.9	8.9
Cash proceeds from (cash distributions to) noncontrolling interests	—	—	0.2	—	—	—	(1.6)	(1.4)
Balance at September 30, 2011	49.1	$0.6	$1,347.3	$—	$1,029.2	$(443.7)	$13.3	$1,946.7

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 1. Organization and Basis of Presentation

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At September 30, 2011, on a consolidated basis, the Company operated 52 hospital campuses in 17 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2. New Accounting Standards

ASU 2010-24, “Health Care Entities (Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries”

Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-24 which further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded an increase to its “Other assets” and “Reserves for self-insurance claims and other liabilities” in the accompanying condensed consolidated balance sheet by $10.5 million as of December 31, 2010. The $10.5 million increase to both “Other assets” and “Reserves for self-insurance claims and other liabilities” as of December 31, 2010 represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

ASU 2011-5, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-5, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates applying the provisions of ASU 2011-5 for its interim period ending March 31, 2012. Through May 30, 2011, the Company’s only component of other comprehensive income related to its changes in the fair value of its interest rate swap derivative instrument. As further discussed in Note 6, effective May 30, 2011, the Company’s interest rate swap agreement matured. Accordingly, the adoption of ASU 2011-5 is not expected to impact the Company’s financial position, results of operations or cash flows prospectively, however, it will change the presentation of the Company’s other comprehensive income for all periods prior to May 30, 2011, which was the maturity date of the Company’s interest rate swap agreement.

ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenues will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. Early adoption is permitted. The Company is considering the early adoption of the provisions of ASU 2011-7. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows, however, it will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 2. New Accounting Standards  – (continued)

ASU 2011-8, “Intangibles — Goodwill and Other (Topic 350)”

In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other (Topic 350)” (“ASU 2011-8”). Previously, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the resulting fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. ASU 2011-8 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.

In accordance with ASU 2011-8, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-8 permits an entity to resume performing the qualitative assessment in any subsequent period. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-8 is not expected to impact the Company’s financial position, results of operations or cash flows.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $35.4 million and $31.2 million for the three months ended September 30, 2011 and 2010, respectively, and $99.1 million and $85.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 4. Fair Value of Financial Instruments  – (continued)

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement, as amended, with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$430.4	$445.4
6.625% Senior Notes	$400.0	$400.0	$396.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$584.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$227.8	$225.6

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

Because the Company’s interest rate swap agreement matured on May 30, 2011, the fair value of the interest rate swap at September 30, 2011 was zero. The fair value of the Company’s interest rate swap at December 31, 2010 reflected a liability of $7.9 million and is included as a current liability under the caption “Other current liabilities” in the accompanying condensed consolidated balance sheet. The Company’s interest rate swap is further described in Note 6.

Note 5. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 5. Goodwill and Intangible Assets  – (continued)

its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2010 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$94.4	$87.2
Accumulated amortization	(46.7)	(37.9)
Net total	47.7	49.3
Non-competition agreements
Gross carrying amount	31.2	29.3
Accumulated amortization	(14.0)	(12.0)
Net total	17.2	17.3
Total amortized intangible assets
Gross carrying amount	125.6	116.5
Accumulated amortization	(60.7)	(49.9)
Net total	64.9	66.6
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	23.3	6.5
Total intangible assets:
Gross carrying amount	148.9	123.0
Accumulated amortization	(60.7)	(49.9)
Net total	$88.2	$73.1

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of “Other operating expenses”, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of September 30, 2011 and December 31, 2010, the Company’s liability for contract-based physician minimum revenue guarantees was $17.4 million and

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 5. Goodwill and Intangible Assets  – (continued)

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

During the nine months ended September 30, 2011, through the Company’s joint venture arrangement with Duke University Health Systems (“Duke”), the Company completed an acquisition of cardiac catheterization laboratories located in North Carolina totaling $24.8 million. The Company has attributed $16.8 million of its total purchase price of this acquisition to certificates of need exemptions.

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. Through May 30, 2011, in accordance with ASC 815-10, the Company was required to recognize all derivative instruments as either assets or liabilities at fair value in its accompanying condensed consolidated balance sheet. In accordance with ASC 815-10, the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. In connection with the Company’s quarterly assessment for the three months ended September 30, 2010, the Company determined the hedge to be partially ineffective because the notional amount of the interest rate swap in effect during the three months ended September 30, 2010 exceeded the Company’s outstanding variable rate borrowings under its Credit Agreement. The Company recognized an increase in interest expense of approximately $0.1 million related to the ineffective portion of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 6. Interest Rate Swap  – (continued)

the Company’s cash flow hedge during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, the Company reclassed $1.1 million in previously recognized ineffective losses to OCI in connection with the maturity of the Company’s interest rate swap agreement.

As of September 30, 2011 and December 31, 2010, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Other current liabilities	$—	$7.9

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)				Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010		2011	2010	2011	2010
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$(1.1)	$4.8	$6.8	$14.6	Interest expense, net	$1.1	$(0.1)	$1.1	$(0.1)

Since the Company’s interest rate swap was not traded on a market exchange, the fair value was determined using a valuation model that involved a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflected the contractual terms of the interest rate swap agreement, including the period to maturity, and used observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement was determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporated credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposed the Company to credit risk in the event of non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, were observable inputs available to a market participant. As a result, the Company made the determination that the interest rate swap valuation was categorized as Level 2 in the fair value hierarchy, in accordance with ASC 820-10.

Note 7. Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2009, 2010 and 2011. The 2009 plan provided for the repurchase of up to $100.0 million shares of common stock. The 2009 repurchase plan expired in February 2011. The 2010 plan provided for the repurchase of up to $150.0 million shares of common stock, and through September 30, 2011, the Company had repurchased

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 7. Common Stock in Treasury and Repurchases of Common Stock  – (continued)

all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million shares of common stock, and, in connection with this repurchase plan, the Company entered into a trading plan in accordance with the SEC Rule 10b5-1 (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on September 16, 2011 and expires on November 2, 2011. The Company is not obligated to repurchase any specific number of shares under its repurchase plans. The Company has designated the shares repurchased in accordance with the repurchase plans as treasury stock.

The following tables summarize the Company’s share repurchases in accordance with the 2009, 2010 and 2011 repurchase plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	2011			2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 Repurchase Plan	$—	—	N/A	$42.3	1.4	$31.91
2010 Repurchase Plan	67.3	2.0	$33.46	4.3	0.1	$34.00
2011 Repurchase Plan	31.7	0.9	$35.39	—	—	N/A
Total	$99.0	2.9		$46.6	1.5

	Nine Months Ended September 30, 2011
	2011			2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 Repurchase Plan	$—	—	N/A	$87.6	2.7	$33.03
2010 Repurchase Plan	103.6	3.0	$35.24	4.3	0.1	$34.00
2011 Repurchase Plan	31.7	0.9	$35.39	—	—	N/A
Total	$135.3	3.9		$91.9	2.8

The following table provides certain additional information about the repurchase plans:

	2011 Repurchase Plan			2010 Repurchase Plan			2009 Repurchase Plan
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
Amount authorized to repurchase	$250.0	N/A	N/A	$150.0	N/A	N/A	$100.0	N/A	N/A
Less: Amount repurchased through September 30, 2011	31.7	0.9	$35.39	150.0	4.3	$35.14	100.0	3.0	$33.21
Remaining amount authorized to repurchase as of September 30, 2011	$218.3	N/A	N/A	$—	N/A	N/A	$—	N/A	N/A

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to its Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the nine month periods ended September 30, 2011 and 2010 for an aggregate purchase price of approximately $5.9 million and $5.5 million, respectively. There were a nominal number of shares redeemed for minimum

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 7. Common Stock in Treasury and Repurchases of Common Stock  – (continued)

statutory tax withholdings purposes during each of the three month periods ended September 30, 2011 and 2010. The Company has designated these shares as treasury stock.

Note 8. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation”, (“ASC 718-10”) and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Stock Options

The Company granted stock options to purchase 724,190 and 1,272,938 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the nine months ended September 30, 2011 and 2010, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the nine months ended September 30, 2011 and 2010 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	36.0%	40.0%
Risk free interest rate (range)	0.02% – 3.58%	0.06% – 3.69%
Expected dividends	—	—
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$11.77	$10.95

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $12.7 million and $4.4 million, respectively. The Company received $0.1 million and $1.2 million in cash from stock option exercises for the three months ended September 30, 2011 and 2010, respectively, and $34.6 million and $14.7 million during the nine months ended September 30, 2011 and 2010, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 8. Stock-Based Compensation  – (continued)

The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.6 million for the nine months ended September 30, 2011. There was a nominal amount of tax benefit realized for the tax deductions from stock options exercised during the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2010.

As of September 30, 2011, there was $12.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The Company granted 489,294 and 506,773 shares of nonvested stock awards to certain officers, employees, and non-employee directors in accordance with the LTIP, MSPP and Outside Directors Stock and Incentive Compensation Plan during the nine months ended September 30, 2011 and 2010, respectively. The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the nine months ended September 30, 2011 and 2010 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the nine months ended September 30, 2011 and 2010, 297,000 and 317,000, respectively, were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during 2010 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during 2011, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during 2011, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

The Company received $0.6 million and $0.4 million for the issuance of nonvested stock in accordance with the MSPP for the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.0 million during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $18.9 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 8. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other stock-based awards	$4.1	$3.5	$10.8	$10.4
Stock options	2.3	2.2	6.9	6.4
Total stock-based compensation expense	$6.4	$5.7	$17.7	$16.8
Tax benefit on stock-based compensation expense	$2.4	$2.3	$7.1	$6.7

The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2011 or 2010. As of September 30, 2011, there was $31.7 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 9. Commitments and Contingencies  – (continued)

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $28.8 million at September 30, 2011. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $17.4 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively and to permit additional patient volume and a greater variety of services. The Company is also implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred $68.9 million in uncompleted projects as of September 30, 2011, which is included as “Construction in progress” in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2011, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $102.6 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$39.6	$39.2	$127.2	$121.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.7)	(2.2)	(2.3)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	38.9	38.5	125.0	119.3
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.3	0.2	—
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$38.8	$125.2	$119.3
Denominator:
Weighted average shares outstanding – basic	49.3	52.0	50.2	52.8
Effect of dilutive securities: stock options and other stock-based awards	1.1	1.1	1.2	1.2
Weighted average shares outstanding – diluted	50.4	53.1	51.4	54.0
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.79	$0.74	$2.49	$2.26
Discontinued operations	—	—	0.01	—
Net income	$0.79	$0.74	$2.50	$2.26
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders(a):
Continuing operations	$0.77	$0.72	$2.43	$2.21
Discontinued operations	—	—	0.01	—
Net income	$0.77	$0.73	$2.44	$2.21

(a)	Total per share amounts may not add due to rounding.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 10. Earnings Per Share  – (continued)

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three and nine months ended September 30, 2011 and 2010.

11. Subsequent Events

Effective October 1, 2011, the Company, through its joint venture with Duke, acquired Person Memorial Hospital (“Person Memorial”), located in Roxboro, North Carolina for $22.7 million. The purchase price of Person Memorial is reflected as a deposit and is included in “Other assets” in the accompanying condensed consolidated balance sheet at September 30, 2011.

Subsequent to September 30, 2011 and through October 28, 2011, the Company has repurchased an additional 0.9 million shares of the Company’s common stock for an aggregate purchase price, including commissions, of approximately $33.5 million at an average purchase price of $35.43 per share in connection with the 2011 Repurchase Plan.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010:

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$802.5	$74.7	$—	$877.2
Salaries and benefits	6.4	307.9	23.5	—	337.8
Supplies	—	102.0	11.9	—	113.9
Other operating expenses	—	159.7	11.4	—	171.1
Provision for doubtful accounts	—	117.0	10.0	—	127.0
Equity in earnings of affiliates	(50.4)	—	—	50.4	—
Depreciation and amortization	—	36.8	3.9	—	40.7
Interest expense, net	5.8	17.9	0.6	—	24.3
Management (income) fees	—	(2.3)	2.3	—	—
	(38.2)	739.0	63.6	50.4	814.8
Income from continuing operations before income taxes	38.2	63.5	11.1	(50.4)	62.4
Provision for income taxes	(0.6)	23.4	—	—	22.8
Income from continuing operations	38.8	40.1	11.1	(50.4)	39.6
Income from discontinued operations, net of taxes:	—	(0.1)	—	—	(0.1)
Net income	38.8	40.0	11.1	(50.4)	39.5
Less: Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$40.0	$10.4	$(50.4)	$38.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$755.1	$77.2	$—	$832.3
Salaries and benefits	5.7	295.4	23.7	—	324.8
Supplies	—	100.9	12.0	—	112.9
Other operating expenses	(0.2)	145.2	13.5	—	158.5
Provision for doubtful accounts	—	105.3	11.0	—	116.3
Equity in earnings of affiliates	(53.8)	—	—	53.8	—
Depreciation and amortization	—	32.8	3.6	—	36.4
Interest expense, net	9.2	16.9	0.1	—	26.2
Debt extinguishment costs	2.4	—	—	—	2.4
Management (income) fees	—	(2.2)	2.2	—	—
	(36.7)	694.3	66.1	53.8	777.5
Income from continuing operations before income taxes	36.7	60.8	11.1	(53.8)	54.8
Provision for income taxes	(2.1)	17.7	—	—	15.6
Income from continuing operations	38.8	43.1	11.1	(53.8)	39.2
Income from discontinued operations, net of income taxes	—	0.3	—	—	0.3
Net income	38.8	43.4	11.1	(53.8)	39.5
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.5)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$43.2	$10.6	$(53.8)	$38.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$2,409.8	$233.6	$—	$2,643.4
Salaries and benefits	17.7	921.5	72.0	—	1,011.2
Supplies	—	308.9	37.8	—	346.7
Other operating expenses	—	460.7	35.1	—	495.8
Provision for doubtful accounts	—	352.4	31.0	—	383.4
Equity in earnings of affiliates	(167.1)	—	—	167.1	—
Depreciation and amortization	—	109.9	11.1	—	121.0
Interest expense, net	27.6	52.6	1.4	—	81.6
Management (income) fees	—	(7.1)	7.1	—	—
	(121.8)	2,198.9	195.5	167.1	2,439.7
Income from continuing operations before income taxes	121.8	210.9	38.1	(167.1)	203.7
Provision for income taxes	(3.4)	79.9	—	—	76.5
Income from continuing operations	125.2	131.0	38.1	(167.1)	127.2
Income from discontinued operations, net of income taxes	—	0.2	—	—	0.2
Net income	125.2	131.2	38.1	(167.1)	127.4
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.8)	—	(2.2)
Net income attributable to LifePoint Hospitals, Inc.	$125.2	$130.8	$36.3	$(167.1)	$125.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$2,181.6	$227.5	$—	$2,409.1
Salaries and benefits	16.8	847.6	70.7	—	935.1
Supplies	—	292.1	38.4	—	330.5
Other operating expenses	0.2	407.8	36.2	—	444.2
Provision for doubtful accounts	—	294.3	29.1	—	323.4
Equity in earnings of affiliates	(161.9)	—	—	161.9	—
Depreciation and amortization	—	98.3	10.9	—	109.2
Interest expense, net	27.9	49.1	0.2	—	77.2
Debt extinguishment costs	2.4	—	—	—	2.4
Management (income) fees	—	(6.5)	6.5	—	—
	(114.6)	1,982.7	192.0	161.9	2,222.0
Income before income taxes	114.6	198.9	35.5	(161.9)	187.1
Provision for income taxes	(4.7)	70.2	—	—	65.5
Net income	119.3	128.7	35.5	(161.9)	121.6
Less: Net income attributable to noncontrolling interests	—	(0.6)	(1.7)	—	(2.3)
Net income attributable to LifePoint Hospitals, Inc.	$119.3	$128.1	$33.8	$(161.9)	$119.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Balance Sheets
September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187.4	$12.0	$—	$199.4
Accounts receivable, net	—	362.6	35.1	—	397.7
Inventories	—	75.2	8.7	—	83.9
Prepaid expenses	0.1	19.5	0.8	—	20.4
Deferred tax assets	138.3	—	—	—	138.3
Other current assets	—	24.5	—	—	24.5
	138.4	669.2	56.6	—	864.2
Property and equipment:
Land	—	74.0	12.5	—	86.5
Buildings and improvements	—	1,423.0	138.0	—	1,561.0
Equipment	—	958.8	74.3	—	1,033.1
Construction in progress	—	64.3	4.6	—	68.9
	—	2,520.1	229.4	—	2,749.5
Accumulated depreciation	—	(965.5)	(79.5)	—	(1,045.0)
	—	1,554.6	149.9	—	1,704.5
Deferred loan costs, net	23.2	—	—	—	23.2
Intangible assets, net	—	50.0	38.2	—	88.2
Investments in subsidiaries	1,422.0	—	—	(1,422.0)	—
Other	1.0	40.8	1.9	—	43.7
Goodwill	—	1,413.1	161.4	—	1,574.5
Total assets	$1,584.6	$3,727.7	$408.0	$(1,422.0)	$4,298.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$76.0	$6.8	$—	$82.8
Accrued salaries	—	89.3	6.5	—	95.8
Accrued interest	10.4	—	—	—	10.4
Income taxes payable	58.1	—	—	—	58.1
Other current liabilities	—	113.6	11.1	—	124.7
Current maturities of long-term debt	—	1.3	0.1	—	1.4
	68.5	280.2	24.5	—	373.2
Long-term debt	1,581.9	6.4	0.4	—	1,588.7
Intercompany	(2,231.5)	2,265.5	(34.0)	—	—
Deferred income tax liabilities	217.0	—	—	—	217.0
Reserves for self-insurance claims and other liabilities	—	118.9	23.2	—	142.1
Long-term income tax liability	15.3	—	—	—	15.3
Total liabilities	(348.8)	2,671.0	14.1	—	2,336.3
Redeemable noncontrolling interests	—	—	15.3	—	15.3
Total LifePoint Hospitals, Inc. stockholders’ equity	1,933.4	1,055.1	366.9	(1,422.0)	1,933.4
Noncontrolling interests	—	1.6	11.7	—	13.3
Total equity	1,933.4	1,056.7	378.6	(1,422.0)	1,946.7
Total liabilities and equity	$1,584.6	$3,727.7	$408.0	$(1,422.0)	$4,298.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.8	$40.0	$11.1	$(50.4)	$39.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.1	—	—	0.1
Equity in earnings of affiliates	(50.4)	—	—	50.4	—
Stock-based compensation	6.4	—	—	—	6.4
Depreciation and amortization	—	36.8	3.9	—	40.7
Amortization of physician minimum revenue guarantees	—	4.5	0.5	—	5.0
Amortization of convertible debt discounts	6.1	—	—	—	6.1
Amortization of deferred loan costs	1.4	—	—	—	1.4
Deferred income tax benefit	(15.3)	—	—	—	(15.3)
Reserves for self-insurance claims, net of payments	—	2.7	—	—	2.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(18.1)	0.6	—	(17.5)
Inventories and other current assets	—	(1.5)	(0.2)	—	(1.7)
Accounts payable and accrued expenses	(3.4)	11.9	0.1	—	8.6
Income taxes payable/receivable	37.0	—	—	—	37.0
Other	0.1	(3.3)	0.2	—	(3.0)
Net cash provided by operating activities	20.7	73.1	16.2	—	110.0
Cash flows from investing activities:
Purchase of property and equipment	—	(44.3)	(5.0)	—	(49.3)
Acquisitions, net of cash acquired	—	(23.3)	(13.3)	—	(36.6)
Other	—	(0.3)	—	—	(0.3)
Net cash used in investing activities	—	(67.9)	(18.3)	—	(86.2)
Cash flows from financing activities:
Payments on borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(99.4)	—	—	—	(99.4)
Payment of debt financing costs	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Proceeds from employee stock purchase plans	0.6	—	—	—	0.6
Sales of (distributions to) noncontrolling interests	—	0.8	(1.6)	—	(0.8)
Change in intercompany balances with affiliates, net	78.3	(82.8)	4.5	—	—
Capital lease payments and other	—	(0.3)	—	—	(0.3)
Net cash (used in) provided by financing activities	(20.7)	(82.4)	2.9	—	(100.2)
Change in cash and cash equivalents	—	(77.2)	0.8	—	(76.4)
Cash and cash equivalents at beginning of period	—	264.6	11.2	—	275.8
Cash and cash equivalents at end of period	$—	$187.4	$12.0	$—	$199.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.8	$43.4	$11.1	$(53.8)	$39.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.3)	—	—	(0.3)
Equity in earnings of affiliates	(53.8)	—	—	53.8	—
Stock-based compensation	5.7	—	—	—	5.7
Depreciation and amortization	—	32.8	3.6	—	36.4
Amortization of physician minimum revenue guarantees	—	3.9	0.5	—	4.4
Amortization of convertible debt discounts	5.7	—	—	—	5.7
Amortization of deferred loan costs	1.6	—	—	—	1.6
Debt extinguishment costs	2.4	—	—	—	2.4
Deferred income tax benefit	(17.9)	—	—	—	(17.9)
Reserves for self-insurance claims, net of payments	—	5.4	(0.4)	—	5.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(2.4)	0.6	—	(1.8)
Inventories and other current assets	—	—	0.1	—	0.1
Accounts payable and accrued expenses	2.9	13.0	(0.1)	—	15.8
Income taxes payable/receivable	17.6	—	—	—	17.6
Other	(0.2)	(0.4)	—	—	(0.6)
Net cash provided by operating activities – continuing operations	2.8	95.4	15.4	—	113.6
Net cash used in operating activities – discontinued operations	—	(0.5)	—	—	(0.5)
Net cash provided by operating activities	2.8	94.9	15.4	—	113.1
Cash flows from investing activities:
Purchase of property and equipment	—	(47.6)	(0.8)	—	(48.4)
Acquisitions, net of cash acquired	—	(142.1)	(0.1)	—	(142.2)
Net cash used in investing activities	—	(189.7)	(0.9)	—	(190.6)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	—	—	400.0
Payments on borrowings	(249.2)	(6.0)	—	—	(255.2)
Repurchases of common stock	(46.9)	—	—	—	(46.9)
Payment of debt financing costs	(8.7)	—	—	—	(8.7)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Proceeds from employee stock purchase plans	0.4	—	—	—	0.4
Sales of (distributions to) noncontrolling interests	—	0.4	(1.1)	—	(0.7)
Purchase of redeemable noncontrolling interests	—	—	(0.8)	—	(0.8)
Change in intercompany balances with affiliates, net	(99.6)	109.4	(9.8)	—	—
Capital lease payments and other	—	(0.4)	0.2	—	(0.2)
Net cash (used in) provided by financing activities	(2.8)	103.4	(11.5)	—	89.1
Change in cash and cash equivalents	—	8.6	3.0	—	11.6
Cash and cash equivalents at beginning of period	—	193.1	6.6	—	199.7
Cash and cash equivalents at end of period	$—	$201.7	$9.6	$—	$211.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$125.2	$131.2	$38.1	$(167.1)	$127.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(167.1)	—	—	167.1	—
Stock-based compensation	17.7	—	—	—	17.7
Depreciation and amortization	—	109.9	11.1	—	121.0
Amortization of physician minimum revenue guarantees	—	12.9	1.4	—	14.3
Amortization of convertible debt discounts	18.0	—	—	—	18.0
Amortization of deferred loan costs	4.4	—	—	—	4.4
Deferred income tax benefit	(34.7)	—	—	—	(34.7)
Reserves for self-insurance claims, net of payments	—	11.3	(1.6)	—	9.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(6.2)	(6.2)	—	(12.4)
Inventories and other current assets	(0.1)	(5.1)	(0.3)	—	(5.5)
Accounts payable and accrued expenses	(5.6)	2.6	0.4	—	(2.6)
Income taxes payable/receivable	63.6	—	—	—	63.6
Other	0.2	(3.0)	0.4	—	(2.4)
Net cash provided by operating activities – continuing operations	21.6	253.4	43.3	—	318.3
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	21.6	253.6	43.3	—	318.5
Cash flows from investing activities:
Purchase of property and equipment	—	(142.9)	(10.9)	—	(153.8)
Acquisitions, net of cash acquired	—	(25.0)	(38.1)	—	(63.1)
Other	(1.0)	(0.2)	—	—	(1.2)
Net cash used in investing activities	(1.0)	(168.1)	(49.0)	—	(218.1)
Cash flows from financing activities:
Payments on borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(141.2)	—	—	—	(141.2)
Payment of debt financing costs	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	34.6	—	—	—	34.6
Proceeds from employee stock purchase plans	1.2	—	—	—	1.2
Sales of (distributions to) noncontrolling interests	—	1.7	(3.1)	—	(1.4)
Change in intercompany balances with affiliates, net	85.2	(95.7)	10.5	—	—
Capital lease payments and other	—	(1.1)	—	—	(1.1)
Net cash (used in) provided by financing activities	(20.6)	(95.2)	7.4	—	(108.4)
Change in cash and cash equivalents	—	(9.7)	1.7	—	(8.0)
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$187.4	$12.0	$—	$199.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$119.3	$128.7	$35.5	$(161.9)	$121.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(161.9)	—	—	161.9	—
Stock-based compensation	16.8	—	—	—	16.8
Depreciation and amortization	—	98.3	10.9	—	109.2
Amortization of physician minimum revenue guarantees	—	11.3	1.1	—	12.4
Amortization of convertible debt discounts	16.7	—	—	—	16.7
Amortization of deferred loan costs	5.6	—	—	—	5.6
Debt extinguishment costs	2.4	—	—	—	2.4
Deferred income tax benefit	(34.6)	—	—	—	(34.6)
Reserves for self-insurance claims, net of payments	—	10.7	(1.4)	—	9.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(25.9)	(2.3)	—	(28.2)
Inventories and other current assets	1.3	(3.4)	(0.3)	—	(2.4)
Accounts payable and accrued expenses	3.9	(8.8)	1.0	—	(3.9)
Income taxes payable/receivable	57.3	—	—	—	57.3
Other	0.1	(0.6)	—	—	(0.5)
Net cash provided by operating activities – continuing operations	26.9	210.3	44.5	—	281.7
Net cash used in operating activities – discontinued operations	—	(1.2)	—	—	(1.2)
Net cash provided by operating activities	26.9	209.1	44.5	—	280.5
Cash flows from investing activities:
Purchase of property and equipment	—	(116.5)	(5.5)	—	(122.0)
Acquisitions, net of cash acquired	—	(172.1)	(12.8)	—	(184.9)
Net cash used in investing activities	—	(288.6)	(18.3)	—	(306.9)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	—	—	400.0
Payments on borrowings	(249.2)	(6.0)	—	—	(255.2)
Repurchases of common stock	(97.4)	—	—	—	(97.4)
Payment of debt financing costs	(13.1)	—	—	—	(13.1)
Proceeds from exercise of stock options	14.7	—	—	—	14.7
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Sales of (distributions to) noncontrolling interests	—	1.0	(2.6)	—	(1.6)
Proceeds from redeemable noncontrolling interests	—	—	3.1	—	3.1
Change in intercompany balances with affiliates, net	(82.9)	108.8	(25.9)	—	—
Capital lease payments and other	—	(1.0)	—	—	(1.0)
Net cash used in (provided by) financing activities	(26.9)	102.8	(25.4)	—	50.5
Change in cash and cash equivalents	—	23.3	0.8	—	24.1
Cash and cash equivalents at beginning of period	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of period	$—	$201.7	$9.6	$—	$211.3

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national health care reform; the performance of counterparties to our agreements; effect of credit ratings; professional fees; industry and general economic trends; reimbursement changes; patient volumes and related revenues; anticipated revenue from Medicaid electronic health records (“EHR”) incentive payments; claims and legal actions relating to professional liabilities, governmental investigations and other matters; anticipated capital expenditures; impact of accounting methodologies; and physician recruiting and retention.

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

Overview

We operate general acute care hospitals in non-urban communities in the United States. At September 30, 2011, on a consolidated basis, we operated 52 hospital campuses in 17 states, having a total of 5,836 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $877.2 million and $832.3 million during the three months ended September, 30 2011 and 2010, respectively, and $2,643.4 million and $2,409.1 million during the nine months ended September 30, 2011 and 2010, respectively, in revenues from continuing operations. For the three months ended September 30, 2011 and 2010, we derived 41.1% and 43.4%, respectively, and 42.1% and 43.2% for the nine months ended September 30, 2011 and 2010, respectively, of our revenues from continuing operations from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Accountable Care Organizations

On October 20, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final regulations under the Affordable Care Act that are intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). We are continuing to evaluate the impact of the ACO regulations, whether we will undertake to form ACOs and the potential effect of ACOs in our markets.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, revised significantly based on cost containment and policy considerations. The CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

On August 18, 2011, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2012, which began on October 1, 2011. Among other things, the final rule provides for a 1.0% increase in payment rates for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) in FFY 2012 and 1.0% decrease for those that do not. The update is based on an inflation (market basket) increase of 3.0%, which was reduced by a multi-factor productivity adjustment of 1.0% and an additional 0.1% as required by the Affordable Care Act. Under the final rule, Medicare payments were also increased by 1.1% in response to the outcome of litigation regarding the Medicare program’s rural floor budget neutrality adjustments for FFYs 2007 and 2008 and reduced by 2.0%, as required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), to counteract the increased aggregate inpatient hospital payments in FFY 2012 and future years due to changes in hospital coding practices that occurred in connection with the implementation of the new Medicare Severity-Diagnosis Related Groups (“MS-DRGs”) and that do not reflect actual increases in patients’ severity of illness. CMS has indicated that an additional prospective decrease of 1.9% will be required in the future to recover the remaining amounts that are required to be recouped under the TMA Act. In addition, the final rule also completes the recoupment of the excess Medicare inpatient hospital payments that occurred in FFYs 2008 and 2009 due to the implementation of the MS-DRG system and expands the quality measures that hospitals must report in FFYs 2014 and 2015 to avoid a 2.0% payment reduction under the IQR Program. CMS projects that, under the final rule, Medicare reimbursement for hospital inpatient services will increase by 1.1% in FFY 2012 compared with FFY 2011.

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

Medicare and Medicaid spending continues to be a key issue in the ongoing Congressional budget debates. Both the President and Congress have proposed revisions to the Medicare and Medicaid programs that could have a substantial impact on the reimbursement that is paid to providers. In addition, the recently enacted Budget Control Act of 2011 (the “BCA”) requires the creation of a bi-partisan congressional committee that has a goal of identifying at least $1.5 trillion in additional deficit reductions over the next ten years, and the committee is expected to consider entitlement program reforms, including reforms to the Medicare program. If Congress does not enact additional deficit reductions greater than $1.2 trillion by January 15, 2012, the BCA requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reduction enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for any FFY. Any reductions in Medicare spending made under the BCA would be in addition to those already required by the Affordable Care Act. We cannot predict how these spending reductions will be structured, whether Congress will make substantial changes to the Medicare and/or Medicaid programs, or, if any reductions or changes are implemented, how any such reductions or changes would impact our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and nine months ended September 30, 2011, we recognized $11.0 million and $15.2 million, respectively, in other revenues related to estimated Medicaid EHR incentive payments. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional other revenues from EHR incentive payments in the remainder of 2011. We have incurred and will continue to incur both capital expenditures and operating expenses in connection with the implementation of our EHR initiatives. The timing of these expenditures does not correlate with the timing of our receipt of the incentive payments and the recognition of revenues. For the three and nine months ended September 30, 2011, we estimate that we incurred approximately $3.6 million and $7.9 million, respectively, of additional operating expenses related to our implementation of our EHR initiatives. We currently estimate that at a minimum total costs incurred to comply will be recovered through improved reimbursement amounts over the projected lifecycle of this initiative.

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

These changes will require substantial operational changes for HIPAA covered entities and their business associates. Among other things, the proposed regulations that would implement the requirements of the HITECH Act would provide for new requirements for business associate agreements and a transition period for compliance, set new limits on the use and disclosure of health information for marketing and fundraising, prohibit the sale of patient health information without patient authorization, enhance individuals’ rights to obtain electronic copies of their medical records and restrict the disclosure of certain information, add new requirements for notices of privacy practices, modify restrictions on authorizations for the use of health information for research, and implement new changes to the HIPAA enforcement regulations.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years, including during the nine months ended September 30, 2011 as a result of a combination of broad economic factors, including high levels of unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance. Increasing self-pay revenue further results in increases to our provision for doubtful accounts.

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

Same-hospital.  Same-hospital information includes the results of our corporate office and the same 47 hospitals operated during the three and nine months ended September 30, 2011 and 2010. Same-hospital information excludes the results of HighPoint Health System (“HighPoint”) which we acquired effective September 1, 2010, Clark Regional Medical Center (“Clark”), which we acquired effective May 1, 2010, and our hospitals that have previously been disposed.

Operating Results Summary

The following table presents summaries of results of operations for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$877.2	100.0%	$832.3	100.0%	$2,643.4	100.0%	$2,409.1	100.0%
Salaries and benefits	337.8	38.5	324.8	39.0	1,011.2	38.3	935.1	38.8
Supplies	113.9	13.0	112.9	13.6	346.7	13.1	330.5	13.7
Other operating expenses	171.1	19.5	158.5	19.0	495.8	18.7	444.2	18.5
Provision for doubtful accounts	127.0	14.5	116.3	14.0	383.4	14.5	323.4	13.4
Depreciation and amortization	40.7	4.6	36.4	4.4	121.0	4.6	109.2	4.5
Interest expense, net	24.3	2.8	26.2	3.1	81.6	3.1	77.2	3.2
Debt extinguishment costs	—	—	2.4	0.3	—	—	2.4	0.1
	814.8	92.9	777.5	93.4	2,439.7	92.3	2,222.0	92.2
Income from continuing operations before income taxes	62.4	7.1	54.8	6.6	203.7	7.7	187.1	7.8
Provision for income taxes	22.8	2.6	15.6	1.9	76.5	2.9	65.5	2.8
Income from continuing operations	39.6	4.5	39.2	4.7	127.2	4.8	121.6	5.0
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.7)	(0.1)	(2.2)	(0.1)	(2.3)	—
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$38.9	4.4%	$38.5	4.6%	$125.0	4.7%	$119.3	5.0%

For the Three Months Ended September 30, 2011 and 2010

Revenues

The following table shows our revenues and the key drivers of our revenues for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Revenues (dollars in millions)	$877.2	$832.3	$44.9	5.4%
Admissions	47,378	46,159	1,219	2.6
Equivalent admissions	104,912	102,613	2,299	2.2
Revenues per equivalent admission(a)(b)	$8,256	$8,111	$145	1.8
Medicare case mix index	1.28	1.29	(0.01)	(0.8)
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	13,255	13,733	(478)	(3.5)
Outpatient surgeries	38,456	39,506	(1,050)	(2.7)
Emergency room visits	258,888	248,957	9,931	4.0
Outpatient factor	2.22	2.22	—	—
Same-hospital:
Revenues (dollars in millions)	$825.2	$803.2	$22.0	2.8%
Admissions	44,535	44,645	(110)	(0.2)
Equivalent admissions	97,636	98,562	(926)	(0.9)
Revenues per equivalent admission(a)(b)	$8,346	$8,148	$198	2.4
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	12,465	13,355	(890)	(6.7)
Outpatient surgeries	36,275	38,123	(1,848)	(4.8)
Emergency room visits	239,902	238,430	1,472	0.6
Outpatient factor	2.20	2.21	(0.01)	(0.5)

(a)	Our revenues per equivalent admission calculation excludes revenues recognized in connection with our estimated Medicaid EHR incentive payments.
(b)	Our revenues per equivalent admission calculation for the three months ended September 30, 2010 includes approximately $12.4 million in additional amounts we received from the state of Alabama in connection with settlements for disproportionate share payments and access payments over the same period of the current year.

The following table shows the sources of our revenues by payor for the three months ended September 30, 2011 and 2010, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2011	2010	2011	2010
Medicare	28.7%	29.3%	28.7%	29.5%
Medicaid	12.4	14.1	12.3	14.0
HMOs, PPOs and other private insurers	40.6	40.6	40.7	40.4
Self-Pay	15.8	15.0	15.8	15.1
Other	2.5	1.0	2.5	1.0
	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30, 2011, our same-hospital revenues increased by $22.0 million, or 2.8%, to $825.2 million as compared to $803.2 million for the same period last year. This increase in our same-hospital revenues is based on the following:

•	increases in our insured patient revenue of approximately $11.4 million;
•	increases in our self-pay patient revenue of approximately $9.4 million;
•	increases in our other revenue related to the recognition of $11.0 million of Medicaid EHR incentive payments; and
•	decreases in Medicaid revenue due to the absence of approximately $12.4 million of Alabama provider tax revenue that was recognized in the same period last year.

During the three months ended September 30, 2011, our same-hospital self-pay revenues increased by $9.4 million compared to the same period last year. This increase is less than increases experienced in recent quarters and continues to result from higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. Increases in our self-pay revenues attributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Each of the items discussed in the preceding paragraphs including the exclusion of Medicaid EHR incentive payments from the calculation, the prior period Alabama provider tax revenue, lower increases in self-pay revenues and declining surgery volumes resulted in a lower growth rate for our revenues per equivalent admissions. As noted previously, same-hospital revenues per equivalent admission increased to $8,346 or 2.4% compared to the same period last year.

As previously noted, on a same-hospital basis, for the three months ended September 30, 2011 includes $11.0 million of revenue related to estimated Medicaid EHR incentive payments that we expect to receive later this year from certain states in which we operate, which was not available in the same period of the prior year. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenues from EHR incentive payments in the remainder of 2011. We have incurred and will continue to incur both capital expenditures and operating expenses in connection with our implementation of our EHR initiatives. The timing of these expenditures does not correlate with the timing of our receipt of the incentive payments and the recognition of revenues. For the three months ended September 30, 2011, we estimate that we incurred approximately $3.6 million of additional operating expenses related to our implementation of our EHR initiatives.

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification. Additionally, we previously classified revenues recognized in connection with our estimated Medicaid EHR incentive payments as Medicaid revenue. During the third quarter of 2011 and for the previously reported second quarter, we changed the classification of these funds to other revenue. We have determined that it is more appropriate to classify our participation in this program separately from our routine Medicaid revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Salaries and benefits (dollars in millions)	$337.8	38.5%	$324.8	39.0%	$13.0	4.0%
Man-hours per equivalent admission	98.6	N/A	97.4	N/A	1.2	1.2%
Salaries and benefits per equivalent admission	$3,206	N/A	$3,140	N/A	$66	2.1%
Same-hospital:
Salaries and benefits (dollars in millions)	$315.5	38.2%	$312.1	38.9%	$3.4	1.1%
Man-hours per equivalent admission	98.4	N/A	96.3	N/A	2.1	2.2%
Salaries and benefits per equivalent admission	$3,217	N/A	$3,141	N/A	$76	2.4%

For the three months ended September 30, 2011, our salaries and benefits expense increased to $315.5 million, or 1.1%, on a same-hospital basis as compared to $312.1 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees and an increase in man-hours per equivalent admission to 98.4, or 2.2% on a same-hospital basis as compared to 96.3 for the same period last year. These increases were partially offset by lower employee benefits cost, primarily medical benefits expense.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$113.9	13.0%	$112.9	13.6%	$1.0	1.0%
Supplies per equivalent admission	$1,085	N/A	$1,100	N/A	$(15)	(1.3)%
Same-hospital:
Supplies (dollars in millions)	$107.6	13.0%	$109.1	13.6%	$(1.5)	(1.3)%
Supplies per equivalent admission	$1,101	N/A	$1,107	N/A	$(6)	(0.5)%

For the three months ended September 30, 2011, our supplies expense decreased to $107.6 million, or 1.3% on a same-hospital basis, as compared to $109.1 million for the same period last year. This decrease in our same-hospital supplies expense for the three months ended September 30, 2011 was primarily a result of a 6.7% and 4.8% decline in our inpatient and outpatient surgical volumes, respectively.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$23.7	2.7%	$20.9	2.5%	$2.8	13.8%
Utilities	15.9	1.8	14.9	1.8	1.0	6.1
Repairs and maintenance	20.4	2.3	18.1	2.2	2.3	13.0
Rents and leases	7.7	0.9	7.2	0.9	0.5	6.6
Insurance	7.5	0.9	9.7	1.2	(2.2)	(22.0)
Physician recruiting	7.5	0.9	5.4	0.6	2.1	39.2
Contract services	44.4	5.1	39.7	4.8	4.7	11.6
Non-income taxes	19.0	2.2	23.4	2.8	(4.4)	(18.9)
Other	25.0	2.7	19.2	2.2	5.8	29.7
	$171.1	19.5%	$158.5	19.0%	$12.6	7.9%
Same-hospital:
Professional fees	$22.1	2.6%	$19.6	2.4%	$2.5	12.9%
Utilities	14.6	1.8	14.4	1.8	0.2	1.3
Repairs and maintenance	18.9	2.3	17.5	2.2	1.4	8.7
Rents and leases	7.1	0.9	6.4	0.8	0.7	10.5
Insurance	7.2	0.9	9.5	1.2	(2.3)	(24.1)
Physician recruiting	7.3	0.9	5.3	0.7	2.0	35.5
Contract services	41.9	5.1	38.7	4.8	3.2	8.4
Non-income taxes	17.0	2.1	21.8	2.7	(4.8)	(22.2)
Other	24.1	2.9	19.0	2.3	5.1	26.6
	$160.2	19.5%	$152.2	18.9%	$8.0	5.3%

For the three months ended September 30, 2011, our other operating expenses increased to $160.2 million, or 5.3% on a same-hospital basis as compared to $152.2 million for the same period last year. This increase for the three months ended September 30, 2011 was primarily a result of increases in professional fees, physician recruiting, contract services and other, partially offset by decreases in insurance expense and non-income taxes.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Physician recruiting expense increased primarily as a result of an increase in amortization expense associated with our physician minimum revenue guarantees. To attract and retain qualified physicians, hospitals in small communities are often required to guarantee that these physicians will meet or exceed negotiated minimum income levels.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the three months ended September 30, 2011, we estimate that we incurred approximately $3.6 million of additional operating expenses related to our implementation of our EHR initiatives. Finally, our other expenses increased primarily as a result of increases in our charitable program expenses and legal fees.

These increases were partially offset by a decrease in our insurance expense and non-income taxes. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our professional and general liability claims experienced during the current period as compared to the same period of the prior year. Our non-income taxes decreased primarily as a result of the previously discussed Alabama state provider tax assessments incurred in the same period of the prior year related to the Alabama state plan amendment.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Provision for doubtful accounts	$127.0	14.5%	$116.3	14.0%	$10.7	9.2%
Related key indicators:
Charity care write-offs	$25.6	2.9%	$17.3	2.1%	$8.3	47.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$138.6	15.8%	$125.2	15.0%	$13.4	10.6%
Net revenue days outstanding (at end of period)	41.7	N/A	40.3	N/A	1.4	3.5%
Same-hospital:
Provision for doubtful accounts	$119.1	14.4%	$111.4	13.9%	$7.7	7.0%
Related key indicators:
Charity care write-offs	$23.0	2.8%	$17.1	2.1%	$5.9	34.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$130.7	15.8%	$121.3	15.1%	$9.4	7.8%
Net revenue days outstanding (at end of period)	42.3	N/A	39.7	N/A	2.6	6.5%

For the three months ended September 30, 2011, our provision for doubtful accounts increased by $10.7 million, or 9.2%, to $127.0 million on a continuing operations basis and by $7.7 million, or 7.0%, to $119.1 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended September 30, 2011 as compared to the same period last year. Same-hospital self-pay revenues increased by $9.4 million over the same period last year and represented 15.8% of revenues, as compared to 15.1% of revenues in the same period last year. Additionally, for the three months ended September 30, 2011, charity care write-offs increased by $5.9 million to $23.0 million on a same-hospital basis. Self-pay revenues and charity care write-offs continued to increase for both our inpatient and outpatient services including outpatient emergency room visits, which were primarily driven by high levels of unemployment in the majority of our communities and pricing increases. These increases were partially offset by an increase in up-front cash collections for the three months ended September 30, 2011, as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2010 Annual Report on Form 10-K.

Additionally, our net revenue days outstanding, on a continuing operations basis as of September 30, 2011 increased by 3.5% to 41.7 days as compared to 40.3 days primarily as a result of our recognition $11.0 million of revenue related to estimated Medicaid EHR incentive payments that we expect to receive later this year.

Depreciation and Amortization

For the three months ended September 30, 2011, our depreciation and amortization expense increased to $40.7 million, or 11.6%, on a continuing operations basis as compared to $36.4 million for the same period last year. Our depreciation and amortization expense increased as a result of our 2010 acquisition of HighPoint and capital improvement projects completed during 2010 and 2011. During the nine months ended September 30, 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout the remainder of 2011. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense decreased by $1.9 million, or 7.2%, to $24.3 million, for the three months ended September 30, 2011, as compared to $26.2 million for the same period last year as a result of several factors. Effective September 23, 2010, we issued $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”). The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under the term B loans (the “Term B Loans”) provided pursuant to our credit agreement with Citicorp North America, Inc. as administrative agent, and a syndicate of lenders (the “Credit Agreement”) and $6.0 million of our outstanding borrowings under our Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended September 30, 2011, on a weighted average basis, was 3.05%. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the three months ended September 30, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $22.8 million, or 2.6% of revenues, for the three months ended September 30, 2011, as compared to $15.6 million, or 1.9% of revenues, for the same period last year. The effective tax rate increased to 37.0% for the three months ended September 30, 2011, as compared to 28.8% for the same period last year. During the same period of the prior year, our effective tax rate was lower as we filed applications with the Internal Revenue Service (the “IRS”) that automatically allowed us to change our tax accounting method related to worthless accounts receivable. As a result of this tax accounting method change, we reduced our long-term income tax liability for unrecognized tax benefits and reversed the related and previously accrued interest expense.

For the Nine Months Ended September 30, 2011 and 2010

Revenues

The following table shows our revenues and the key drivers of our revenues for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Revenues (dollars in millions)	$2,643.4	$2,409.1	$234.3	9.7%
Admissions	147,620	141,174	6,446	4.6
Equivalent admissions	317,826	303,665	14,161	4.7
Revenues per equivalent admission(a)	$8,270	$7,933	$337	4.2
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	39,962	40,539	(577)	(1.4)
Outpatient surgeries	116,310	115,798	512	0.4
Emergency room visits	767,227	708,435	58,792	8.3
Outpatient factor	2.15	2.15	—	—
Same-hospital:
Revenues (dollars in millions)	$2,478.6	$2,370.9	$107.7	4.5%
Admissions	138,915	139,224	(309)	(0.2)
Equivalent admissions	296,306	298,218	(1,912)	(0.6)
Revenues per equivalent admission(a)	$8,317	$7,950	$367	4.6
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	37,739	40,047	(2,308)	(5.8)
Outpatient surgeries	110,185	113,662	(3,477)	(3.1)
Emergency room visits	712,548	693,657	18,891	2.7
Outpatient factor	2.13	2.14	(0.01)	(0.5)

(a)	Our revenues per equivalent admission calculation excludes revenues recognized in connection with our estimated Medicaid EHR incentive payments.

The following table shows the sources of our revenues by payor for the nine months ended September 30, 2011 and 2010, expressed as a percentage of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-Hospital
	2011	2010	2011	2010
Medicare	29.8%	30.3%	29.9%	30.4%
Medicaid	12.3	12.9	12.2	12.8
HMOs, PPOs and other private insurers	40.3	41.4	40.4	41.3
Self-Pay	15.9	14.4	15.9	14.4
Other	1.7	1.0	1.6	1.1
	100.0%	100.0%	100.0%	100.0%

For the nine months ended September 30, 2011, our revenues increased by $107.7 million, or 4.5%, to $2,478.6 million on a same-hospital basis as compared to $2,370.9 million for the same period last year. This primarily resulted from increases from each payor source, excluding Medicaid. Other revenues for the three months ended September 30, 2011 includes $15.2 million of Medicaid EHR incentive payments. Same-hospital self-pay revenues, inclusive of both inpatient and outpatient services, increased by $51.2 million as compared to the same period last year. These increases were largely driven by higher emergency room visits from our self-pay population, the favorable implementation of various emergency room initiatives to more accurately capture charges, overall high levels of unemployment in the majority of our communities and pricing increases. The increase in our self-pay revenues resulted in an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Other revenues, on a same-hospital basis, increased for the nine months ended September 30, 2011 primarily as a result of the recognition of $15.2 million of revenue related to estimated Medicaid EHR incentive payments that we expect to receive later this year from certain states in which we operate. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenues from EHR incentive payments in the remainder of 2011. We have incurred and will continue to incur both capital expenditures and operating expenses in connection with our implementation of our EHR initiatives. The timing of these expenditures does not correlate with the timing of our receipt of the incentive payments and the recognition of revenues. For the nine months ended September 30, 2011, we estimate that we incurred approximately $7.9 million of additional operating expenses related to our implementation of our EHR initiatives.

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified our revenues related to our owned physician practices as other revenue. In 2010 and for all previously reported periods, we changed the classification of our revenues for our owned physician practices from other to the respective payor classifications, as appropriate. These reclassifications reduced other revenue as a percentage of total revenues and increased Medicare, Medicaid, HMOs, PPOs and other private insurers and self-pay as a percentage of total revenues. We have determined that it is more appropriate to classify our owned physician practices revenue by their respective payor classification. Additionally, we previously classified revenues recognized in connection with our estimated Medicaid EHR incentive payments as Medicaid revenue. During the third quarter of 2011 and for the previously reported second quarter, we changed the classification of these funds to other revenue. We have determined that it is more appropriate to classify our participation in this program separately from our routine Medicaid revenues.

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Salaries and benefits (dollars in millions)	$1,011.2	38.3%	$935.1	38.8%	$76.1	8.1%
Man-hours per equivalent admission	97.7	N/A	95.2	N/A	2.5	2.6%
Salaries and benefits per equivalent admission	$3,174	N/A	$3,070	N/A	$104	3.4%
Same-hospital:
Salaries and benefits (dollars in millions)	$941.9	38.0%	$917.7	38.7%	$24.2	2.6%
Man-hours per equivalent admission	97.0	N/A	94.8	N/A	2.2	2.3%
Salaries and benefits per equivalent admission	$3,170	N/A	$3,068	N/A	$102	3.3%

For the nine months ended September 30, 2011, our salaries and benefits expense increased to $941.9 million, or 2.6%, on a same-hospital basis as compared to $917.7 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees and an increase in man-hours per equivalent admission to 97.0, or 2.3% as compared to 94.8 for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$346.7	13.1%	$330.5	13.7%	$16.2	4.9%
Supplies per equivalent admission	$1,091	N/A	$1,088	N/A	$3	0.2%
Same-hospital:
Supplies (dollars in millions)	$327.2	13.2%	$325.6	13.7%	$1.6	0.5%
Supplies per equivalent admission	$1,104	N/A	$1,092	N/A	$12	1.1%

For the nine months ended September 30, 2011, our supplies expense increased to $327.2 million, or 0.5% on a same-hospital basis as compared to $325.6 million for the same period last year. This increase in our same-hospital supplies expense for the nine months ended September 30, 2011 was primarily a result of an increase in our supplies expense per equivalent admission to $1,104, or 1.1%, as compared to $1,092 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related supplies, as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$71.0	2.7%	$59.9	2.5%	$11.1	18.6%
Utilities	43.7	1.7	40.1	1.7	3.6	8.8
Repairs and maintenance	58.7	2.2	52.3	2.2	6.4	12.3
Rents and leases	22.2	0.8	20.0	0.8	2.2	11.0
Insurance	25.4	1.0	33.3	1.4	(7.9)	(23.7)
Physician recruiting	20.6	0.8	17.6	0.7	3.0	17.2
Contract services	131.5	5.0	115.1	4.8	16.4	14.2
Non-income taxes	55.4	2.1	48.2	2.0	7.2	15.0
Other	67.3	2.4	57.7	2.4	9.6	16.4
	$495.8	18.7%	$444.2	18.5%	$51.6	11.6%
Same-hospital:
Professional fees	$65.6	2.6%	$58.0	2.4%	$7.6	13.2%
Utilities	40.3	1.6	39.5	1.7	0.8	1.9
Repairs and maintenance	54.3	2.2	51.4	2.2	2.9	5.8
Rents and leases	20.0	0.8	18.8	0.8	1.2	6.1
Insurance	24.3	1.0	33.0	1.4	(8.7)	(26.3)
Physician recruiting	20.0	0.8	17.5	0.7	2.5	13.9
Contract services	123.8	5.0	113.8	4.8	10.0	8.8
Non-income taxes	50.1	2.0	46.4	2.0	3.7	8.0
Other	64.7	2.7	57.5	2.4	7.2	12.5
	$463.1	18.7%	$435.9	18.4%	$27.2	6.2%

For the nine months ended September 30, 2011, our other operating expenses increased to $463.1 million, or 6.2% on a same-hospital basis as compared to $435.9 million for the same period last year. This increase for the nine months ended September 30, 2011 was primarily a result of increases in professional fees, contract services and other expenses, partially offset by a decrease in insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the nine months ended September 30, 2011, we estimate that we incurred approximately $7.9 million of additional operating expenses related to our implementation of our EHR initiatives. Finally, our other expenses increased primarily as a result of increases in our charitable program expenses and legal fees.

These increases were partially offset by a decrease in our insurance expense. Our insurance expense decreased compared to the same period last year primarily because of favorable claim development for our professional and general liability claims experienced during the current period as compared to the same period of the prior year.

Provision for Doubtful Accounts

The following table summarizes our provision for doubtful accounts and related key indicators for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,				Increase	% Increase
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Provision for doubtful accounts	$383.4	14.5%	$323.4	13.4%	$60.0	18.5%
Related key indicators:
Charity care write-offs	$67.7	2.6%	$44.3	1.8%	$23.4	52.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$419.4	15.9%	$346.9	14.4%	$72.5	20.9%
Net revenue days outstanding (at end of period)	41.7	N/A	40.3	N/A	1.4	3.5%
Same-hospital:
Provision for doubtful accounts	$358.0	14.4%	$318.0	13.4%	$40.0	12.6%
Related key indicators:
Charity care write-offs	$59.8	2.4%	$44.1	1.9%	$15.7	35.7%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$392.9	15.9%	$341.7	14.4%	$51.2	15.0%
Net revenue days outstanding (at end of period)	42.3	N/A	39.7	N/A	2.6	6.5%

For the nine months ended September 30, 2011, our provision for doubtful accounts increased by $60.0 million, or 18.5%, to $383.4 million on a continuing operations basis and by $40.0 million, or 12.6%, to $358.0 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the nine months ended September 30, 2011 as compared to the same period last year. Same-hospital self-pay revenues increased by $51.2 million over the same period last year and represented 15.9% of revenues, as compared to 14.4% of revenues in the same period last year. Additionally, for the nine months ended September 30, 2011, charity care write-offs increased by $15.7 million to $59.8 million on a same-hospital basis. Self-pay revenues and charity care write-offs continued to increase for both our inpatient and outpatient services including outpatient emergency room visits, which were primarily driven by high levels of unemployment in the majority of our communities and pricing increases. These increases were partially offset by an increase in up-front cash collections for the nine months ended September 30, 2011, as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our 2010 Annual Report on Form 10-K.

Additionally, our net revenue days outstanding, on a continuing operations basis as of September 30, 2011 increased by 3.5% to 41.7 days as compared to 40.3 days primarily as a result of our recognition $11.0 million of revenue related to estimated Medicaid EHR incentive payments that we expect to receive later this year.

Depreciation and Amortization

For the nine months ended September 30, 2011, our depreciation and amortization expense increased to $121.0 million, or 10.8%, on a continuing operations basis as compared to $109.2 million for the same period last year. Our depreciation and amortization expense increased as a result of our 2010 acquisitions of HighPoint and Clark and capital improvement projects completed during 2010 and 2011. During the nine months ended September 30, 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate increasing our spending related to information systems throughout the remainder of 2011. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense increased by $4.4 million, or 5.7%, to $81.6 million, for the nine months ended September 30, 2011, as compared to $77.2 million for the same period last year. This increase was largely attributable to an increase in our applicable annual interest rates. Effective September 23, 2010, we issued $400.0 million of our 6.625% Senior Notes. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans and $6.0 million of our outstanding borrowings under our Province 7½% Notes. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the nine months ended September 30, 2011, on a weighted average basis, was 3.08%. These increases were partially offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the nine months ended September 30, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $76.5 million, or 2.9% of revenues, for the nine months ended September 30, 2011, as compared to $65.5 million, or 2.8% of revenues, for the same period last year. The effective tax rate increased to 38.0% for the nine months ended September 30, 2011, as compared to 35.4% for the same period last year. During the three months ended September 30, 2010, our effective tax rate was lower as we filed applications with the IRS that automatically allowed us to change our tax accounting method related to worthless accounts receivable. As a result of this tax accounting method change, we reduced our long-term income tax liability for unrecognized tax benefits and reversed the related and previously accrued interest expense.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash flows provided by continuing operations	$110.0	$113.6	$318.3	$281.7
Less: Purchase of property and equipment	(49.3)	(48.4)	(153.8)	(122.0)
Free operating cash flow	60.7	65.2	164.5	159.7
Acquisitions, net of cash acquired	(36.6)	(142.2)	(63.1)	(184.9)
Proceeds from borrowings	—	400.0	—	400.0
Payments on borrowings	(0.1)	(255.2)	(0.1)	(255.2)
Payment of debt financing costs	(0.3)	(8.7)	(0.4)	(13.1)
Repurchases of common stock	(99.4)	(46.9)	(141.2)	(97.4)
Proceeds from exercise of stock options	0.1	1.2	34.6	14.7
Other	(0.8)	(1.3)	(2.5)	1.5
Cash flows from operations used in discontinued operations	—	(0.5)	0.2	(1.2)
Increase (decrease) in cash and cash equivalents	$(76.4)	$11.6	$(8.0)	$24.1

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the nine months ended September 30, 2011 were positively impacted by an increase in net income, the collection of government based accounts receivable balances that had previously built up due to provider number matters at our HighPoint and Clark hospitals that were acquired in 2010 and an increase in up-front collections.

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

Capital Expenditures

We have made significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset out migration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Capital projects	$17.9	$22.5	$54.4	$56.2
Routine	11.0	12.1	41.2	31.9
Information systems	20.4	13.8	58.2	33.9
	$49.3	$48.4	$153.8	$122.0
Depreciation expense	$40.0	$35.7	$118.9	$107.3
Ratio of capital expenditures to depreciation expense	123.3%	135.6%	129.4%	113.7%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During the nine months ended September 30, 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate that we will continue to spend more on information systems during the fourth quarter of 2011.

Debt

An analysis and roll-forward of our long-term debt during the first nine months of 2011 is as follows (in millions):

	December 31, 2010	Payments of Borrowings	Other(a)	Amortization of Convertible Debt Discounts	September 30, 2011
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—
Province 7½% Senior Subordinated Notes	0.1	(0.1)	—	—	—
6.625% Senior Notes	400.0	—	—	—	400.0
3½% Notes	575.0	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(79.8)	—	—	18.0	(61.8)
Capital leases	7.9	(1.1)	1.4	—	8.2
	$1,571.9	$(1.2)	$1.4	$18.0	$1,590.1

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the nine months ended September 30, 2011.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at September 30, 2011 and December 31, 2010 (dollars in millions):

	September 30, 2011	December 31, 2010	Increase (Decrease)
Current portion of long-term debt	$1.4	$1.4	$—
Long-term debt	1,588.7	1,570.5	18.2
Unamortized discounts of convertible debt instruments	61.8	79.8	(18.0)
Total debt, excluding unamortized discounts of convertible debt instruments	1,651.9	1,651.7	0.2
Total LifePoint Hospitals, Inc. stockholders’ equity	1,933.4	1,887.5	45.9
Total capitalization	$3,585.3	$3,539.2	$46.1
Total debt to total capitalization	46.1%	46.7%	(60)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	73.1%
Variable rate debt(a)	26.9	26.9
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	48.4
	100.0%	100.0%

(a)	The above calculations do not consider the effect of our interest rate swap. Through May 30, 2011, we had an interest rate swap in effect which mitigated a portion of our floating rate risk on our outstanding variable rate borrowings under our Credit Agreement, by converting our variable rate debt to an annual fixed rate of 5.585%. Effective May 30, 2011, our interest rate swap agreement matured. As of December 31, 2010, our interest rate swap decreased our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7%. Please refer to Note 6 to our accompanying condensed consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Capital Resources

Credit Agreement

Terms

Our Credit Agreement provides for Term B Loans, term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). The maturity date of our Term B Loans is contingent upon the refinancing of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) beyond their current maturity date of May 15, 2014. Assuming that we refinance our outstanding 3½% Notes beyond their current maturity date, our Term B Loans will mature on April 15, 2015. If we do not refinance our outstanding 3½% Notes at least 91 days prior to their current maturity date, our Term B Loans will mature on February 13, 2014. Additionally, our Term B Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in our Credit Agreement. Our Term A Loans and our Revolving Loans components mature on December 15, 2012. Our Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

Our Credit Agreement provides for the issuance of letters of credit up to $75.0 million. As of September 30, 2011, we had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Issued letters of credit reduce the amounts available under our Revolving Loans. In accordance with the terms of our Credit Agreement, Revolving Loans available for borrowing were $320.2 million as of September 30, 2011.

Our Credit Agreement contains uncommitted “accordion” features that permit us to borrow at a later date additional aggregate principal amounts of up to $400.0 million of Term B Loans, $250.0 million of Term A Loans and $300.0 million of Revolving Loans, subject to obtaining additional lender commitments and the satisfaction of other conditions.

Interest Rates

Interest on the outstanding balance of the Term B Loans is payable at an adjusted London Interbank Offer Rate (“LIBOR”) plus a margin of 2.750%. Interest on the Revolving Loans is payable at our option at either an adjusted base rate or an adjusted LIBOR plus a margin. The margin on Revolving Loans subject to an adjusted base rate ranges from 1.00% to 1.75%, based on our total leverage ratio. The margin on the Revolving Loans subject to an adjusted LIBOR ranges from 2.00% to 2.75% based on our total leverage ratio.

As of September 30, 2011, the applicable annual interest rate under the Term B Loans was 3.08%, which was based on the 90-day adjusted LIBOR plus the applicable margin. The 90-day adjusted LIBOR was 0.33% at September 30, 2011. The weighted-average applicable annual interest rate for the three and nine months ended September 30, 2011 under the Term B Loans was 3.05% and 3.08%, respectively.

Covenants

Our Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of September 30, 2011.

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

3½% Notes

Our 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible into common stock of the Company prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

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

3¼% Debentures

Our 3¼% Debentures bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) into common stock of the Company under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities, which we refer to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

Liquidity and Capital Resources Outlook

We have increased our level of spending for capital expenditures during the nine months ended September 30, 2011 as compared to the same period in 2010. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three and nine months ended September 30, 2011, we spent $20.4 million and $58.2 million, respectively, on information systems. We anticipate spending in excess of $75.0 million on information systems in 2011. At September 30, 2011, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $102.6 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2011, there were no material changes in our contractual obligations as presented in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $29.8 million as of September 30, 2011, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2011, we had outstanding debt, excluding $61.8 million of unamortized discounts on our convertible debt instruments, of $1,651.9 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest.

Our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of September 30, 2011 and December 31, 2010. The carrying amount and fair value of these instruments as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$430.4	$445.4
6.625% Senior Notes	$400.0	$400.0	$396.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$584.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$227.8	$225.6

The fair values of our Term B Loans and 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of our 3½% Notes and 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at September 30, 2011. As a result, the interest rate market risk implicit in these investments at September 30, 2011, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K or our quarterly report on Form 10-Q for the three and six months ended June 30, 2011:

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component is being implemented in two phases. In the first phase, the BCA imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in federal fiscal year 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) is charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. The BCA requires the Committee to issue its legislative proposals by November 23, 2011, and Congress must vote on the proposals by December 23, 2011. If legislation is not adopted to achieve deficit reduction targets, an enforcement mechanism would trigger a total of $1.2 trillion in automatic, across-the-board spending reductions in January 2013, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. The automatic spending cuts or Congressional action on other spending cuts proposed by the Committee may reduce the revenues we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs may have a material adverse effect on our financial position, results of operation or cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2009, 2010 and 2011. The 2009 plan provided for the repurchase of up to $100.0 million shares of common stock. The 2009 repurchase plan expired in February 2011. The 2010 plan provided for the repurchase of up to $150.0 million shares of common stock, and through September 30, 2011, we had repurchased all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million shares of common stock, and, in connection with this repurchase plan, we entered into a trading plan in accordance with the SEC Rule 10b5-1 (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on September 16, 2011 and expires on November 2, 2011. We are not obligated to repurchase any specific number of shares under its repurchase plans. We have designated the shares repurchased in accordance with the repurchase plans as treasury stock.

The following tables summarize our share repurchases in accordance with the repurchase plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	2011			2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 Repurchase Plan	$—	—	N/A	$42.3	1.4	$31.91
2010 Repurchase Plan	67.3	2.0	$33.46	4.3	0.1	$34.00
2011 Repurchase Plan	31.7	0.9	$35.39	—	—	N/A
Total	$99.0	2.9		$46.6	1.5

	Nine Months Ended September 30, 2011
	2011			2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 Repurchase Plan	$—	—	N/A	$87.6	2.7	$33.03
2010 Repurchase Plan	103.6	3.0	$35.24	4.3	0.1	$34.00
2011 Repurchase Plan	31.7	0.9	$35.39	—	—	N/A
Total	$135.3	3.9		$91.9	2.8

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during each of the nine month periods ended September 30, 2011 and 2010 for an aggregate price of $5.9 million and $5.5 million, respectively. There were a nominal number of shares redeemed for minimum statutory tax withholdings purposes during each of the three month periods ended September 30, 2011 and 2010. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
July 1, 2011 to July 31, 2011	176,345	(a)	$37.79	170,195	$60.9
August 1, 2011 to August 31, 2011	1,841,323		$33.07	1,841,323	$—
September 1, 2011 to September 30, 2011	899,123	(a)	$35.39	896,183	$218.3
Total	2,916,791	(a)	$34.07	2,907,701	$218.3

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.SCH	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

*	– Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By: /s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 28, 2011

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.SCH	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

*	– Furnished electronically herewith