Form 10-K
period 2011-12-31
LIFEPOINT HOSPITALS, INC.
filed 2012-02-17
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2011, was approximately $1.7 billion.

As of February 10, 2012, the number of outstanding shares of the registrant’s Common Stock was 48,356,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2012 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Hospitals, Inc.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States. Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2011, on a consolidated basis, we operated 54 hospital campuses in 18 states, having a total of 6,048 licensed beds. We generate revenue primarily through hospital services offered at our facilities. We generated $3,026.1 million, $2,818.6 million, and $2,587.3 million in revenues from continuing operations, net of the provision for doubtful accounts, during 2011, 2010, and 2009, respectively.

During the fourth quarter of 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). ASU 2011-7 requires the presentation of revenues net of the provision for doubtful accounts. Previously, our provision for doubtful accounts was included as a component of our operating expenses. Throughout this report, and for all periods presented, our discussions of revenues, including certain calculated metrics, have been updated to reflect our adoption of ASU 2011-7. The adoption of ASU 2011-7 did not impact our financial position, results of operations or cash flows.

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

Additionally, we believe that growth can be achieved by demonstrating the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients. The quality (both actual and perceived) of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. Because in virtually every case the Centers for Medicare and Medicaid Services (“CMS”) core measure scores ascribed to our hospitals are impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at all of our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems scores, an important measure of patients’ perspectives of hospital care. We are committed to further improving our hospitals’ scores through targeted strategies, including increased education, when necessary, awareness campaigns and hospital specific action plans.

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

Acquisitions and Partnerships

We believe that strategic acquisitions can supplement the growth we believe we can generate organically in our existing markets. We seek to acquire well-positioned hospitals in growing areas of the United States that we believe are fairly priced and that could benefit from our management and strategic initiatives.

In January, 2011, we formed a joint venture with Duke University Health System (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services in North Carolina and the surrounding area. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals.

Consistent with our acquisition strategy and through our partnership arrangement with Duke, we completed acquisitions of an 80% interest in Maria Parham Medical Center (“Maria Parham”), a 102 bed hospital located in Henderson, North Carolina effective November 1, 2011, and 100% of Person Memorial Hospital (“Person Memorial”), a 110 bed hospital located in Roxboro, North Carolina effective October 1, 2011. Additionally, we recently announced entry into a definitive agreement to purchase an 80% interest in Twin County Regional Healthcare, located in Galax, Virginia.

Operations

We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of making communities healthier. The operating strategies of our hospitals, however, are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to strive to: (1) expand the breadth of services offered at our hospitals — by adding equipment and seeking to attract specialty and primary care physicians — in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the non-urban communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the non-urban communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payors; and (5) efficiently leverage resources across all of our hospitals. In appropriate circumstances, we may selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.

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

As noted above, the range of services that can be offered at any of our hospitals depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Each of our hospitals has a local board of trustees. These boards generally include members of the hospital’s medical staff as well as community leaders. These boards establish policies concerning medical, professional and ethical practices, monitor these practices, and are responsible for reviewing these practices in order to determine that they conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

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

In connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 4.1% equity interest in this group purchasing organization at December 31, 2011.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA, collectively referred to as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology. During the second and third quarters of 2011, we recognized Medicaid EHR incentive payments as other revenues. During the fourth quarter of 2011, we determined that all of our previously recognized Medicaid EHR incentive payments as well as all of our future EHR incentive payments are appropriately accounted for under a gain contingency accounting model and in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30 we have determined that the EHR incentive payments are more appropriately classified as other income, separate from revenues. This change did not impact our historical financial position, results of operations or cash flows.

Additionally, as previously discussed, during the fourth quarter of 2011 we adopted the provisions of ASU 2011-7. ASU 2011-7 requires the presentation of revenues net of a provision for doubtful accounts. As a result of our adoption of ASU 2011-7, certain changes have been made to our historical sources of revenues table below. The adoption of ASU 2011-7 did not change the amounts previously reported by payor classification. However, because the presentation of revenues has changed to include the provision for doubtful accounts, the resulting ratios by payor as a percentage of revenues have increased.

Our revenues from continuing operations by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2011		2010		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,061.3	35.0%	$983.7	34.9%	$891.4	34.5%
Medicaid	432.1	14.3	410.8	14.6	313.9	12.1
HMOs, PPOs and other private insurers	1,446.6	47.8	1,360.1	48.2	1,335.4	51.6
Self-pay	565.3	18.7	475.1	16.9	390.1	15.1
Other	39.3	1.3	32.7	1.1	31.9	1.2
Revenues before provision for doubtful accounts	3,544.6	117.1	3,262.4	115.7	2,962.7	114.5
Provision for doubtful accounts	(518.5)	(17.1)	(443.8)	(15.7)	(375.4)	(14.5)
Revenues	$3,026.1	100.0%	$2,818.6	100.0%	$2,587.3	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the

Medicaid program budgets have been cut, which has resulted in limiting the enrollment of participants. This, along with increasing self-pay revenue, has resulted in higher provisions for doubtful accounts at many of our hospitals in the past few years.

Medicare

Our revenues from Medicare were approximately $1,061.3 million, or 35.0% of total revenues for the year ended December 31, 2011. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) continue to be implemented.

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

The base DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For federal fiscal years (“FFYs”) 2012 (which began on October 1, 2011), 2011 (which began on October 1, 2010 and ended on September 30, 2011), and 2010 (which began on October 1, 2009 and ended on September 30, 2010), the hospital market basket index increased 3.0%, 2.6% and 2.1%, respectively. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2012, FFY 2011 and FFY 2010 were reduced by CMS by 0.10%, 0.25% and 0.25%, respectively. For FFY 2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase will be reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2012, the productivity adjustment equated to a 1.0% reduction in the market basket increase. For FFY 2012, the hospital market basket increase was increased by an additional 1.1% to account for an inappropriate application of rural floor budget neutrality adjustments in past years.

From FFY 2005 through 2007, the MMA required all acute care hospitals to participate in CMS’s Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update. Beginning in FFY 2007, the Deficit Reduction Act of 2005 (the “DRA”) expanded the number of quality measures that were required to be reported and increased the reduction in reimbursement to hospitals that do not participate in the IQR Program from 0.4% to 2.0%. Through FFY 2012, our hospitals reported all quality measures required by CMS and received the full market basket update.

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

To offset the effect of the coding and discharge classification changes that CMS believed would occur as hospitals implemented the MS-DRG system, CMS established prospective documentation and coding adjustments to the national standardized amounts of (1.2%) in FFY 2008 and (1.8%) in both FFYs 2009 and 2010. However, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), which was enacted on September 29, 2007, effectively decreased the reductions for FFYs 2008 and 2009 to (0.6%) and (0.9%), respectively. In addition, the TMA Act required CMS to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual FFY 2008 and 2009 claims data. Based on its evaluation, CMS determined that IPPS payments increased by 2.5% in FFY 2008 and 5.4% in FFY 2009 due solely to the implementation of the MS-DRG System. The increases exceeded the cumulative prospective adjustments by 5.8% for FFYs 2008 and 2009. The TMA Act requires CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY 2012. In the IPPS final rule for FFY 2011, CMS reduced the standardized amount by (2.9%), which represented half of the required retrospective adjustment. The remaining (2.9%) retrospective reduction will be implemented in FFY 2012. However, the (2.9%) retrospective reduction that was made in FFY 2011 will be restored in FFY 2012, which essentially means the retrospective adjustment in FFY 2012 will be negated. The (2.9%) retrospective reduction made in FFY 2012 will be restored in FFY 2013. The TMA Act also requires CMS to make an additional prospective cumulative adjustment of (3.9%) to eliminate the full effect of the documentation and coding changes of (5.4%) on future payments. CMS does have some discretion as to the timing of the implementation of this remaining prospective adjustment. CMS decided not to implement any portion of the remaining prospective adjustment in FFYs 2010 and 2011. CMS did implement (2.0%) in FFY 2012 which leaves a remaining necessary prospective adjustment of (1.9%). CMS has not stated when this remaining required prospective adjustment will be made, but CMS has considered it feasible to make all or most of the adjustment in FFY 2013 when a 2.9% adjustment will be factored into rates to offset the one-time FFY 2012 retrospective adjustment.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare MS-DRG Payments	Medicare Capital Payments
2011	$503.9	$40.7
2010	481.4	40.5
2009	460.6	38.9

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is the sum of the number of inpatient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A inpatient days and the number of inpatient days for patients who were eligible for Medicaid (but not Medicare) divided by the total number of hospital inpatient days. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. Medicare DSH payments received in the aggregate by our hospitals for 2011, 2010, and 2009, were approximately $70.7 million, $65.0 million and $58.3 million, respectively. However, the Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2012, 2011 and 2010 were $70.016, $68.876 and $67.439, respectively, after the inclusion of the 1.1% reduction for CY 2012 and the 0.25% reduction for CYs 2011 and 2010 required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor, which in CY 2012, would result in a conversion factor of $68.616. For CY 2012 our hospitals reported all quality measures required by CMS and received the full market basket update.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare APC Payments
2011	$260.9
2010	248.6
2009	216.6

Budget Control Act of 2011

On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, the Medicare program is subject to reductions, capped at 2%.

Medicare Bad Debt Reimbursement

Under Medicare, the costs attributable to the deductible and coinsurance amounts that follow reasonable collection efforts and remain unpaid by Medicare beneficiaries can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the fiscal intermediary from the prior cost report filing.

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals received an aggregate of approximately $19.5 million, $17.5 million, and $17.0 million for 2011, 2010, and 2009, respectively.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For CY 2011, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012 and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. Congress is currently considering legislation that would prevent the pending reductions to PFS rates. It is possible that such legislation will reduce payments to other Medicare providers. We cannot predict whether Congress will enact such legislation and, if it does, the impact this may have on our Medicare revenues.

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

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $432.1 million, or 14.3% of total revenues for the year ended December 31, 2011. These payments are typically based on fixed rates determined by the individual states. Included in these payments are DSH payments received under various state Medicaid programs. For 2011, 2010, and 2009, our revenue attributable to DSH payments and other supplemental payments was approximately $74.2 million, $61.1 million, and $25.1 million, respectively. The increase in revenue from DSH payments and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the ARRA and the Education, Jobs, and Medicaid Assistance Act (the “Assistance Act”), which increased Federal Medical Assistance Percentage (“FMAP”) payments through June 30, 2011. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

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

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Any claims identified as overpayments will be subject to a RAC program appeals process. The RAC program began as a demonstration project in five states and was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the United States in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act has further expanded the use of RACs by requiring each state to establish a Medicaid RAC program. Implementation of the Medicaid RAC program has been delayed, but all states were required to implement their RAC programs by January 1, 2012. Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program. While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits. We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from HMOs, PPOs and other private insurers were approximately $1,446.6 million, or 47.8% of total revenues for the year ended December 31, 2011. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles. We classify the co-payment and deductible portions as self-pay revenues.

Self-Pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $565.3 million, or 18.7% of total revenues for the year ended December 31, 2011. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care. We provide care to certain patients that qualify under the local charity care policy at each of our hospitals. We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. Over the past few years, we have seen an increase in the amount of self-pay revenues at our hospitals, which are the least collectible of all accounts. The increase in self-pay revenues has resulted in an increase in our provision for doubtful accounts.

The following table lists our self-pay revenues and charity care write-offs from continuing operations for the years presented (in millions):

	Self-Pay Revenues	Charity Care Write-Offs	Combined Total
2011	$565.3	$89.4	$654.7
2010	475.1	62.3	537.4
2009	390.1	58.5	448.6

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our provision for doubtful accounts had the effect of reducing total revenues by approximately $518.5 million, or 17.1% of total revenues for the year ended December 31, 2011.

We have an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that we utilize include, but are not limited to, historical cash collection experience, revenue trends by payor classification and revenue days in accounts receivable.

We have experienced an increase in our self-pay revenues over the past few years which has primarily been driven by high levels of unemployment in the majority of our communities. The increase in self-pay revenues has resulted in an increase in our provision for doubtful accounts.

Health Care Reform

The Affordable Care Act was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. Constitutional challenges to the Affordable Care Act will be heard by the United States Supreme Court in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

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

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the FMAP. Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.

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

The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by HHS beginning in FFY 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. The market basket update for FFY 2012 was reduced by 1% as a result of this productivity adjustment.

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

In addition to the three market basket reductions described above, there may be other upward or downward adjustments that CMS makes to the annual market basket update in any year, making it impossible to predict in advance the overall impact on MS-DRG rates.

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program applies beginning in FFY 2013 to payments for discharges occurring on or after October 1, 2012, and rewards hospitals based either on how well the hospitals perform on certain quality measures or how much the hospitals’ performance improves on certain quality measures from their performance during a baseline period. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. Hospitals that receive higher total performance scores will receive higher incentive payments than those that receive lower total performance scores. Because the Affordable Care Act provides that the funds set aside for the value-based purchasing program will be fully distributed, hospitals with high scores may receive greater reimbursement under the value-based purchasing program than they would have otherwise, and hospitals with low scores may receive reduced Medicare inpatient hospital payments.

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

Third, reimbursement will be reduced based on a facility’s hospital acquired condition (“HAC”) rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in FFY 2015, hospitals that rank in the top 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Affordable Care Act prohibited the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

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

It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $38 billion. The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, CMS has not yet finalized how it will define “uncompensated care” for purposes of the DSH reductions. As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. On January 18, 2012, CMS published a proposed rule, which proposes a service-specific definition of “uncompensated care.” Under this definition, “uncompensated care” would include services provided to insured individuals whose insurance does not cover a particular service or who have exhausted their insurance benefits. Costs associated with bad debt, including unpaid coinsurance and deductibles and payer discounts would not be considered “uncompensated care” under the proposed rule. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.

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

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). Beginning in 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the anti-kickback provision of the Social Security Act (the “Anti-kickback Statute”) and the provision of the Social Security Act commonly known as “Stark law”. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Bundled Payment Pilot Programs

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

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the Affordable Care Act effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. We operate one physician owned hospital as of December 31, 2011.

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

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 49.3% of our revenues in 2011 was from Medicare and Medicaid, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

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

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Further, it is unclear how the United State Supreme Court case challenging the constitutionality of the Affordable Care Act will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage due to pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenues and operations.

Competition for Patients

Our hospitals and other healthcare businesses operate in extremely competitive environments. Competition among healthcare providers occurs primarily at the local level. Accordingly, each hospital develops its own strategies to address competition locally. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:

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

We also face increasing competition from specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers. Physician competition also has increased as physicians, in some cases, have become equity owners in surgery centers and outpatient diagnostic centers to which they refer patients.

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

We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of assistance we can provide to recruited physicians are limited by the federal physician self-referral (Stark law) law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2011 than at the end of 2010. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians. We expect this trend to continue.

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

Employees

At December 31, 2011, we had more than 23,000 employees. Nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staffs of hospitals are the majority of our employees. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans. Approximately 275 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. While some of our hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations.

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2011, all of our hospitals, with the exception of Bluegrass Community Hospital, were accredited by the Joint Commission or HFAP.

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

Recently, we were selected by HHS to participate in a nationwide project designed to reduce injuries to patients in a hospital setting as well as minimize exposure to preventable illnesses. As part of our participation in the project, we will receive approximately $5.0 million over the next two years to fund various types of training and education focused on patient safety and quality of care.

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

The Stark law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. These types of referrals are commonly known as “self referrals.” A violation of the Stark law may result in a denial of payment and require refunds to patients and the Medicare program for all claims that were unlawfully submitted during the entire period that the violation existed, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information to HHS, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, violations of the Stark law could also result in penalties under the federal False Claims Act. There are ownership and compensation arrangement exceptions to the self-referral prohibition. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements, and there is a “whole hospital exception,” which allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. The Affordable Care Act significantly modified the requirements of the whole hospital exception and placed a number of restrictions on the ownership structure, operations, and expansion of physician owned hospitals. One of our facilities is subject to those requirements. We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. In recent years, CMS has issued a number of proposed and final rules modifying the Stark law exceptions. While some changes have been implemented, others remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future that will require us to continue to modify our activities.

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

Changes in the Regulatory Environment

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the federal False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act.

The Affordable Care Act makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Affordable Care Act (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) requires providers to adopt compliance programs that meet certain specified requirements as a condition of their Medicare enrollment. In light of the provisions of the Fraud Enforcement and Recovery Act and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of health care providers have self-reported potential violations of law and refunded overpayments to avoid incurring fines and penalties. It is likely such voluntary disclosures will continue in the future.

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

Administrative Simplification Provisions and Privacy and Security Requirements

We are subject to the administrative simplification provisions of HIPAA which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. HIPAA currently requires implementation of ICD-10 to be achieved by October 1, 2013; however, CMS recently indicated that this deadline will be extended. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company’s transition to ICD-10.

Additionally, we are subject to the privacy and security requirements of HIPAA and the HITECH Act, which was enacted as part of ARRA. Among other things, the HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The privacy regulations of HIPAA apply to all health plans, all healthcare clearinghouses and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. Our facilities are subject to the HIPAA privacy regulations. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to amend their health information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

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

The HITECH Act also authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. Additional final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in the near future. Additionally, HHS announced a pilot audit program that will run until December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our hospitals will be able to comply with the final rules or the financial impact to our hospitals in implementing the requirements under the final rules if and when they take effect, or whether our hospitals will be selected for an audit and the results of such an audit.

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

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of the new equipment or services and allow competing healthcare providers to challenge the need for the facility, service or equipment. We operate hospitals in eleven states that have adopted certificate of need laws — Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, Nevada, North Carolina, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

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

The Audit and Compliance Committee of the Board of Directors oversees the Company’s compliance efforts, and receives periodic reports from the Company’s compliance and audit services groups, as well as guidelines, policies and processes for monitoring and mitigating risk relating to the financial statements and financial reporting processes, key credit risks, liquidity risks and market risks. The Company’s Quality Committee also plays a significant role in evaluating clinical performance and industry practices.

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

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of LifePoint, issues malpractice insurance policies to our employed physicians.

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

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. Challenges to the Affordable Care Act will be heard by the United States Supreme Court in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2011, we derived 49.3% of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, revenues from HMOs, PPOs and other private payors are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services.

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rate than other competing private payors. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

All of our hospitals are certified as providers of Medicaid services. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand such states’ Medicaid systems. It is possible that budgetary pressures will force states to resort to some of the cost saving measures mentioned above. These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our hospitals receive federal and/or state funding from other programs like upper payment limits (“UPL”) and the sole community hospital program. For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $39.5 million during 2011 under the New Mexico Sole Community Provider Program (the “SCPP”). While the funds made available to MMC (and other New Mexico hospitals that participate in the SCPP) are not tied directly to the cost of actual services provided, MMC is required to provide an annual report of its costs to Dona Ana County (the county primarily served by MMC). Once desired funding levels were established by Dona Ana County for 2009, the county submitted funds to the New Mexico Human Services Department (the “NMHSD”), which in turn were combined with funds sent by other New Mexico counties and then used by the NMHSD to request matching funds from the federal government. Once the federal matching dollars were made available to the state, the resulting sole community provider payment was made under the SCPP directly to MMC (and other hospitals participating in the SCPP) by the NMHSD. The payments made by the NMHSD to hospitals pursuant to the SCPP are based on formulas established with respect to each participating hospital. The SCPP was created in 1993 and has resulted in significant payments to MMC in prior years. Like many other states, there is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels as a result of budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconstituted. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011 (the “BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. In the first phase, the BCA imposed caps that reduced discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFY 2013 through 2021, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. The automatic spending cuts or Congressional action on other spending cuts may reduce the revenues we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs may have a material adverse effect on our financial position, results of operation or cash flow. We cannot predict whether these cuts will be imposed or if they will be averted by future legislative action.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, OIG, State Attorneys General, and contracted auditors, as well as whistleblowers. Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged. Moreover, in light of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law. It is likely that voluntary disclosure of potential violations will continue in the future.

The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. For example, our hospital, Jackson Purchase Medical Center in Mayfield, Kentucky, entered into a five-year Corporate Integrity Agreement with the OIG on June 27, 2011 following an investigation of certain billing practices. This investigation was initiated after a Medicare beneficiary made a complaint to an Assistant United States Attorney. With an increased public emphasis on enforcement being made by state and federal agencies, including changes in laws that encourage and facilitate whistleblowers to make complaints, we anticipate that hospitals and healthcare providers, including those owned by the Company, will face an increased number of governmental inquiries arising out of complaints made by program beneficiaries or other individuals.

Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse. In addition, the claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. The Affordable Care Act expands the RAC program’s scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.

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

We may continue to see the growth of uninsured and “patient due” accounts, and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, revenues, results of operations and cash flows.

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

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending Supreme Court action, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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

The United States economy continues to experience the negative effects from an economic recession and unemployment levels remain high. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

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

The economies in the non-urban communities in which our hospitals primarily operate are often dependant on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenues and results of operations or impede our business strategies intended to generate organic growth and improve operating results at our hospitals.

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

The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our hospitals, our ability to meet demands for new technology and our ability to identify and communicate with physicians who want to practice in non-urban communities. In particular, we face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the non-urban communities in which our hospitals primarily operate are not seen as attractive, then we could experience difficulty attracting and retaining physicians to practice in our communities. We may not be able to recruit all of the physicians we target. In addition, we may incur increased malpractice expense if the quality of physicians we recruit does not meet our expectations.

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

The financial performance of our employed physicians will be affected by changes in the Medicare and Medicaid payment rates.

In recent years, physician payment amounts have been determined on a year by year basis. If the SGR is applied to the physician fee schedule in March 2012 as required by current legislation, physician Medicare payments will decrease by 27.4%. We believe that physician employment by acute care hospitals has become more common as a result of actual and potential reductions in payment amounts for physician services. Our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs. The combination of increased salary cuts and potential liabilities are significant and if this trend continues, could have an adverse effect on our results of operations.

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

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or all together new applications at several of our facilities. In connection with our implementations and conversions, we have incurred significant capitalized costs and additional training and implementation expenses.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients.

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors on our behalf, collect and store sensitive data, including personal health data and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. In 2011, the DHHS Office for Civil Rights imposed, for the first time, civil monetary penalties and imposed a corrective action plan on a covered entity for violating HIPAA’s privacy rule. If, in spite of our compliance efforts we were to experience a breach, loss, or other compromise of such personal health information, such event could disrupt our operations, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty acquiring hospitals on favorable terms.

One element of our business strategy is expansion through the acquisition of acute care hospitals primarily in non-urban markets. We face significant competition to acquire attractive hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital — for example, a hospital located near existing hospitals or those who will realize economic synergies — have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Kentucky, Virginia, Tennessee, New Mexico, West Virginia, Arizona, Louisiana and Alabama. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Hospitals in State as of December 31, 2011	Revenue Concentration by State
		Amount			% of Total Revenues
		2011	2010	2009	2011	2010	2009
Kentucky	9	$501.5	$478.9	$434.3	16.6%	17.0%	16.8%
Virginia	4	369.0	345.4	334.6	12.2	12.3	12.9
Tennessee	10	345.1	257.5	202.7	11.4	9.1	7.8
New Mexico	2	291.3	277.1	271.5	9.6	9.8	10.5
West Virginia	2	252.1	246.2	224.9	8.3	8.7	8.7
Arizona	2	199.1	201.2	182.3	6.6	7.1	7.0
Louisiana	5	195.4	177.8	172.5	6.5	6.3	6.7
Alabama	5	178.2	187.3	169.4	5.9	6.6	6.5

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

As of December 31, 2011, our consolidated debt, excluding the unamortized discount of convertible debt instruments, was approximately $1,652.8 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. As of December 31, 2011, revolving loans available for borrowing under our credit agreement, as amended, with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Credit Agreement”) were up to $320.2 million, net of outstanding letters of credit of $29.8 million. Additionally, our Credit Agreement contains uncommitted “accordion” features that permit us to borrow at a later date additional aggregate principal amounts of up to $650.0 million under the term A and the term B loan components and up to $300.0 million under the revolving loan component, subject to obtaining additional lender commitments and the satisfaction of other conditions. Our Term A Loans and Revolving Loans mature on December 15, 2012. At December 31, 2011, there were no Term A Loans or Revolving Loans outstanding. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for our Credit Agreement. If we are unable to refinance or extend principal payments due at maturity of our various debt instruments, our cash flow may not be sufficient to repay maturing debt and fund other operating requirements.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under our Credit Agreement, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants and our credit ratings may be adversely impacted.
•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.
•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.
•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.
•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

Covenant restrictions under our senior secured credit facilities and our indenture will impose operating and financial restrictions on us and may limit our ability to operate our business and to make payments on the notes and other outstanding indebtedness. The exceptions to the covenants in our indenture may allow us to refinance subordinated indebtedness with senior indebtedness.

Our Credit Agreement and indenture contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under the notes. These covenants restrict our ability to, among other things:

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

The limitations in our Credit Agreement, our indenture or other instruments governing indebtedness that we may incur in the future may restrict our ability to repay existing outstanding indebtedness. Subject to certain conditions, holders of the 3½% convertible senior subordinated notes due 2014 and the 3¼% convertible senior subordinated debentures due 2025 may convert their securities for cash, and if applicable, shares in common stock prior to the maturation of the notes offered hereby. Failure to repay the 3½% convertible senior subordinated notes due 2014 or 3¼% convertible senior subordinated debentures due 2025 upon maturity or upon conversion of the securities may result in a default.

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

If our fair value declines or if our estimated future cash flows decrease, a material non-cash charge to earnings from impairment of our goodwill or our long-lived assets could result.

As of December 31, 2011, we had approximately $1,568.7 million of goodwill and approximately $1,830.4 million of long-lived assets, net of accumulated depreciation. We expect to recover the carrying values of both our goodwill as well as our long-lived assets through our future cash flows. We evaluate the carrying value of our goodwill at least annually, based on our fair value, to determine whether it is impaired. We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. If the carrying value of our goodwill or our long-lived assets is impaired, we may incur a material non-cash charge to earnings.

Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Eleven states in which we operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospitals as of December 31, 2011:

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-Off	(a)	100	Own
Lakeland Community Hospital	Haleyville	December 1, 2002		59	Own
Northwest Medical Center	Winfield	December 1, 2002		71	Own
Russellville Hospital	Russellville	October 3, 2002		100	Own
Vaughan Regional Medical Center	Selma	April 15, 2005		175	Own
Arizona
Havasu Regional Medical Center(b)	Lake Havasu City	April 15, 2005		181	Own	(b)
Valley View Medical Center	Ft. Mohave	November 8, 2005		90	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005		50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000		99	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009		146	Own
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-Off	(a)	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001		25	Own
Bourbon Community Hospital	Paris	HCA Spin-Off	(a)	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010		100	Lease
Georgetown Community Hospital	Georgetown	HCA Spin-Off	(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-Off	(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-Off	(a)	295	Own
Logan Memorial Hospital	Russellville	HCA Spin-Off	(a)	75	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-Off	(a)	100	Own
Spring View Hospital	Lebanon	October 1, 2003		75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005		42	Own
Minden Medical Center	Minden	April 15, 2005		161	Own
River Parishes Hospital	LaPlace	July 1, 2004		106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005		165	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001		67	Own
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005		200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005		75	Own

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005		47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005		298	Lease
North Carolina
Maria Parham Medical Center(c)	Henderson	November 1, 2011		102	Own	(c)
Person Memorial Hospital(d)	Roxboro	October 1, 2011		110	Own	(d)
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001		118	Own
Crockett Hospital	Lawrenceburg	HCA Spin-Off	(a)	99	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-Off	(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-Off	(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-Off	(a)	114	Own
Riverview Regional Medical Center North	Carthage	September 1, 2010		63	Own
Riverview Regional Medical Center South	Carthage	September 1, 2010		25	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-Off	(a)	157	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010		155	Own
Trousdale Medical Center	Hartsville	September 1, 2010		25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005		60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005		113	Own
Parkview Regional Hospital	Mexia	April 15, 2005		58	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-Off	(a)	39	Own
Castleview Hospital	Price	HCA Spin-Off	(a)	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006		175	Own
Danville Regional Medical Center	Danville	July 1, 2005		290	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005		220	Own
Wythe County Community Hospital	Wytheville	June 1, 2005		100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002		140	Own
Raleigh General Hospital	Beckley	July 1, 2006		300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000		89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-Off	(a)	70	Own
				6,048

(a)	We were formerly a division of HCA and were spun-off as an independent publicly-traded company on May 11, 1999.
(b)	The hospital is owned and operated by a joint venture with physicians in which a LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.
(c)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke-LifePoint Healthcare, our joint venture with Duke in which we have a controlling interest.
(d)	The hospital is owned and operated by Duke-LifePoint Healthcare, our joint venture with Duke in which we have a controlling interest.

We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our hospital support center is located in approximately 178,000 square feet of leased space in Brentwood, Tennessee. Our hospital support center, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs. We recently announced plans to relocate and consolidate our entire hospital support center into a single location in Brentwood, Tennessee. The construction of the new hospital support center is scheduled to begin in the first half of 2012 with a targeted completion date in the fourth quarter of 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2012
First Quarter (through February 16, 2012)	$42.19	$34.91
2011
First Quarter	$40.48	$34.63
Second Quarter	43.45	37.19
Third Quarter	40.59	28.95
Fourth Quarter	41.97	32.61
2010
First Quarter	$37.95	$28.48
Second Quarter	39.61	31.32
Third Quarter	36.76	29.33
Fourth Quarter	38.77	32.88

On February 16, 2012, the last reported sales price for our common stock on the NASDAQ Global Select Market was $41.63 per share.

Stockholders

As of February 10, 2012, there were 46,830,399 shares of our common stock held by 10,184 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Our company is governed by Delaware law, which prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our Credit Agreement and certain other indebtedness of the Company impose restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2009, 2010 and 2011. The 2009 repurchase plan provided for the repurchase of up to $100.0 million shares of our common stock and expired in February 2011. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2011 repurchase plan provides for the repurchase of up to $250.0 million shares of our common stock, and, in connection with this repurchase plan, we entered into a trading plan in accordance with the SEC Rule 10b5-1 (the “10b5-1 Trading Plan”) on December 15, 2011. The 10b5-1 Trading Plan will expire on February 22, 2012 unless earlier terminated in accordance with its terms. We are not obligated to repurchase any specific number of shares under our repurchase plans. Through December 31, 2011, we have repurchased approximately 1.8 million shares in accordance with the 2011 repurchase plan. As of December 31, 2011 we had remaining authority to repurchase up to an additional $184.9 million in shares in accordance with the 2011 repurchase plan. We have designated the shares repurchased in accordance with the repurchase plans as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our 1998 Long Term Incentive Plan (the “LTIP”) and Management Stock Purchase Plan (the “MSPP”). We redeemed approximately 0.1 million, 0.2 million, and 0.2 million shares of certain vested LTIP and MSPP shares during the years ended December 31, 2011, 2010 and 2009, respectively. We have designated these shares as treasury stock.

Our repurchase activity in accordance with our repurchase plans and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 8 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
October 1, 2011 to October 31, 2011	944,510		$35.43	944,510	$184.9
November 1, 2011 to November 30, 2011	—		$—	—	$184.9
December 1, 2011 to December 31, 2011	326	(a)	$37.36	—	$184.9
Total	944,836		$35.43	944,510	$184.9

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under the LTIP and MSPP plans.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2011, with respect to shares of common stock that may be issued in accordance with our existing equity compensation plans, including the LTIP, our Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) and the MSPP:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,730,344 (1)	$31.97 (2)	2,836,654 (3)
Equity Compensation Plans not Approved by Security Holders	None	None	None
Total	3,730,344	$31.97	2,836,654

(1)	Includes the following:
•	3,719,265 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the LTIP; and
•	11,079 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)	Upon vesting, deferred stock units and restricted stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units and restricted stock units have been excluded for purposes of computing the weighted-average exercise price.
(3)	Includes the following:
•	2,745,552 shares of common stock available for issuance in accordance with the LTIP;
•	43,932 shares of common stock available for issuance in accordance with the ODSICP; and
•	47,170 shares of common stock available for issuance in accordance with the MSPP.

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2011. The selected financial data is derived from our consolidated financial statements included elsewhere in this report. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$3,026.1	$2,818.6	$2,587.3	$2,387.6	$2,261.4
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	162.7	155.6	139.2	126.7	120.1
Income from continuing operations per share:
Basic	$3.30	$2.98	$2.64	$2.41	$2.13
Diluted	$3.22	$2.91	$2.59	$2.37	$2.09
Weighted average shares outstanding:
Basic	49.3	52.2	52.7	52.5	56.2
Diluted	50.5	53.5	53.8	53.5	57.2
Cash dividends declared per share	—	—	—	—	—
Balance Sheet Data (as of end of year):
Working capital	$467.2	$498.8	$485.9	$376.2	$373.6
Property and equipment, net	1,830.4	1,668.6	1,499.4	1,416.0	1,383.0
Total assets	4,370.1	4,162.9	3,882.2	3,688.4	3,644.8
Long-term debt, including amounts due within one year but excluding unamortized discounts of convertible debt instruments	1,652.8	1,651.7	1,502.2	1,516.7	1,517.1
Total LifePoint Hospitals, Inc. stockholders’ equity	1,945.2	1,887.5	1,827.7	1,652.0	1,629.1

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Other Financial Data:
Adjusted EBITDA(a)	$536.2	$500.1	$469.3	$449.8	$439.1
Capital expenditures	219.9	168.7	166.6	157.6	158.4
Cash provided by operating activities – continuing operations	401.2	375.7	350.3	346.6	241.4
Cash used in investing activities – continuing operations	342.1	353.6	244.1	185.3	158.3
Cash used in financing activities – continuing operations	140.6	0.3	13.9	119.3	165.6

(a)	We define Adjusted EBITDA as earnings before depreciation and amortization; interest expense, net; debt extinguishment costs; impairment charges; provision for income taxes; (income) loss from discontinued operations and net income attributable to noncontrolling interests. We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facilities use Adjusted EBITDA for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered as a measure of financial performance in accordance with U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles Adjusted EBITDA as presented above to net income attributable to LifePoint Hospitals, Inc. for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Adjusted EBITDA	$536.2	$500.1	$469.3	$449.8	$439.1
Less:
Depreciation and amortization	165.8	148.5	143.0	132.1	129.4
Interest expense, net	107.1	108.1	103.2	107.7	107.4
Debt extinguishment costs	—	2.4	—	—	—
Impairment charges	—	—	1.1	1.2	—
Provision for income taxes	97.8	82.4	80.3	79.9	80.5
(Income) loss from discontinued operations	(0.2)	0.1	5.1	23.7	25.7
Net income attributable to noncontrolling interests	2.8	3.1	2.5	2.2	1.7
Net income attributable to LifePoint Hospitals, Inc.	$162.9	$155.5	$134.1	$103.0	$94.4

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; increasing risk of collection of amounts due directly from patients; changes in interest rates; our compliance with new and existing laws and regulations and the increasing costs associated with compliance; the impact of national healthcare reform; effect of credit ratings; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; access to the HCA-IT information systems; future capital expenditures, including capital expenditures related to information systems, the aggregate capital commitment to Person Memorial and Maria Parham; claims and legal actions relating to professional liabilities, governmental investigations and other matters; accounting policies; and physician recruiting and retention, including trends in physician employment.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States. At December 31, 2011, on a consolidated basis, we operated 54 hospital campuses in 18 states, having a total of 6,048 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $3,026.1 million, $2,818.6 million, and $2,587.3 million, respectively, in revenues from continuing operations, net of the provision for doubtful accounts, during 2011, 2010, and 2009. In 2011, we derived 49.3% of our revenues from continuing operations from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses. We believe this trend has occurred primarily as a result of poor economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities. The economies of our communities are also more sensitive to economic downturns in the manufacturing sector than the United States, generally.

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

Health Care Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. The Affordable Care Act will be heard by the United State Supreme Court in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to be, significantly revised based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

In addition, many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the ARRA and the Education, Jobs, and Medicaid Assistance Act, which increased FMAP payments through June 30, 2011. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Our compliance will result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We continue to refine our budgeted costs and the expected EHR incentive payments associated with our initiatives. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

An important component of our effective implementation of our EHR initiatives involves our uninterrupted access to reliable information systems. We recently entered into an agreement with a third party technology provider to design and operate a hosted data center for our critical third party information systems. In addition to providing a hosted data center, the third party technology provider will offer help desk end-user support for certain clinical information systems, provide help desk and support functions for certain clinical information system applications, perform backups and recoveries of certain critical data, and monitor critical systems to facilitate the identifications of and rapid responses to certain system issues. We believe this arrangement will provide us with a single technology platform for the delivery of critical third party information systems and will improve the effectiveness and efficiency of key information support functions in a cost-effective and high quality manner.

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

The HITECH Act also authorizes State Attorneys General to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations or the new data breach law that affects the privacy of their state residents. We expect vigorous enforcement of the HITECH Act’s requirements by HHS and State Attorneys General. Additional final rules relating to the HITECH Act, HIPAA enforcement and breach notification are expected to be published in the near future. Additionally, HHS announced a pilot audit program that will run until December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our hospitals will be able to comply with the final rules or the financial impact to our hospitals in implementing the requirements under the final rules if and when they take effect, or whether our hospitals will be selected for an audit and the results of such an audit.

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

Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as throughout 2011 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Our provision for doubtful accounts serves to reduce our reported revenues.

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

Revenues.  Revenues represent amounts recognized from all payors for the delivery of healthcare services, net of contractual discounts and the provision for doubtful accounts.

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 47 hospitals operated during the years ended December 31, 2011 and 2010. Same-hospital information excludes the results of Maria Parham which we acquired effective November 1, 2011 and Person Memorial which we acquired effective October 1, 2011 through our partnership arrangement with Duke; HighPoint Health System (“HighPoint”) which we acquired effective September 1, 2010; Clark Regional Medical Center (“Clark”), which we acquired effective May 1, 2010; and our hospitals that have previously been disposed.

As previously discussed, during the fourth quarter of 2011 we adopted the provisions of ASU 2011-7. ASU 2011-7 requires the presentation of revenues net of a provision for doubtful accounts. As a result of our adoption of ASU 2011-7, certain changes have been made to our historical summary results of operations. Specifically, revenues, sources by payor ratios and calculated metrics based on revenues have been updated to reflect our adoption of ASU 2011-7.

Additionally and as previously discussed, during the fourth quarter of 2011, and retrospectively for the second and third quarters of 2011, we changed the classification of our Medicaid EHR incentive payments from other revenue to other income, separate from revenues, in accordance with ASC 450-30. Accordingly, our following discussion and analysis of revenues exclude all Medicaid EHR incentive payments.

For the Three Months Ended December 31, 2011 and 2010

The following table summarizes the results of operations for the three months ended December 31, 2011 and 2010 (dollars in millions):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$916.4	117.3%	$853.3	116.4%
Provision for doubtful accounts	135.1	17.3	120.4	16.4
Revenues	781.3	100.0	732.9	100.0
Salaries and benefits	353.5	45.2	335.2	45.7
Supplies	122.8	15.7	112.5	15.4
Other operating expenses	186.6	24.0	161.0	21.9
Other income	(11.5)	(1.5)	—	—
Depreciation and amortization	44.8	5.7	39.3	5.4
Interest expense, net	25.5	3.3	30.9	4.2
	721.7	92.4	678.9	92.6
Income from continuing operations before income taxes	59.6	7.6	54.0	7.4
Provision for income taxes	21.3	2.7	16.9	2.3
Income from continuing operations	38.3	4.9	37.1	5.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.1)	(0.8)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$37.7	4.8%	$36.3	5.0%

Revenues

The following table presents the components of revenues for the three months ended December 31, 2011 and 2010 (dollars in millions):

	Three Months Ended December 31,
	2011	2010	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$916.4	$853.3	$63.1	7.4%
Provision for doubtful accounts	135.1	120.4	14.7	12.2
Revenues	$781.3	$732.9	$48.4	6.6
Same-hospital:
Revenues before provision for doubtful accounts	$836.4	$797.2	$39.2	4.9%
Provision for doubtful accounts	121.5	111.7	9.8	8.8
Revenues	$714.9	$685.5	$29.4	4.3

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2011 and 2010 (in millions):

	Continuing Operations				Same-Hospital
	2011		2010		2011		2010
Medicare	$272.8	34.9%	$252.6	34.5%	$249.9	35.0%	$237.1	34.6%
Medicaid	107.6	13.8	101.2	13.8	98.7	13.8	93.0	13.6
HMOs, PPOs and other private insurers	380.3	48.7	363.0	49.5	348.5	48.7	339.2	49.5
Self-Pay	145.9	18.7	128.2	17.5	130.3	18.2	120.3	17.5
Other	9.8	1.2	8.3	1.1	9.0	1.3	7.6	1.1
Revenues before provision for doubtful accounts	916.4	117.3	853.3	116.4	836.4	117.0	797.2	116.3
Provision for doubtful accounts	(135.1)	(17.3)	(120.4)	(16.4)	(121.5)	(17.0)	(111.7)	(16.3)
Revenues	$781.3	100.0%	$732.9	100.0%	$714.9	100.0%	$685.5	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified certain state managed Medicaid revenues as revenues from HMOs, PPOs and other private insurers. We have determined that these revenues are more appropriately classified as Medicaid revenues. This change had no impact on our historical results of operations. These reclassifications resulted in a reduction to revenue from HMOs, PPOs and other private insurers and an increase in our Medicaid revenues.

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,313	$7,091	$222	3.1
Revenues per equivalent admission – same-hospital	$7,423	$7,130	$293	4.1

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Admissions	48,354	47,701	653	1.4
Equivalent admissions	106,850	103,361	3,489	3.4
Medicare case mix index	1.30	1.31	(0.01)	(0.8)
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	13,055	13,375	(320)	(2.4)
Outpatient surgeries	39,830	39,893	(63)	(0.2)
Emergency room visits	257,046	244,014	13,032	5.3
Outpatient factor	2.21	2.17	0.04	1.8
Same-hospital:
Admissions	44,298	44,718	(420)	(0.9)
Equivalent admissions	96,319	96,154	165	0.2
Medicare case mix index	1.31	1.32	(0.01)	(0.8)
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	11,981	12,696	(715)	(5.6)
Outpatient surgeries	37,072	37,749	(677)	(1.8)
Emergency room visits	228,375	227,417	958	0.4
Outpatient factor	2.17	2.15	0.02	1.0

For the three months ended December 31, 2011, our same-hospital revenues before provision for doubtful accounts increased by $39.2 million or 4.9%, to $836.4 million as compared to $797.2 million for the same period last year. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $12.8 million or 5.4%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $9.3 million or 2.7%; and
•	Increases in our same-hospital self-pay revenue of approximately $10.0 million or 8.3%.

Increases in our same-hospital Medicare revenues were largely driven by higher Medicare equivalent admissions, benefits associated with improved Medicare reimbursement rates such as the market basket update and budget neutrality indices combined with an increase in anticipated cost report settlements. Our same-hospital HMOs, PPOs and other private insurers revenue increased primarily as a result of higher contracted rates partially offset by unfavorable equivalent admission volumes compared to the same period of the prior year. Finally, same-hospital self-pay revenue increased primarily as a result of higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. While our same-hospital self-pay revenue increased during the current period as compared to the same quarter of the prior year, it remains comparable to the increases experienced during prior quarters in 2011. Increases in our self-pay revenues attributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended December 31, 2011 and 2010 (dollars in millions):

	Three Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$21.7	2.8%	$18.0	2.4%	$3.7	20.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$145.9	18.7%	$128.2	17.5%	$17.7	13.8%
Net revenue days outstanding (at end of period)	50.7	N/A	48.6	N/A	2.1	4.3%
Same-hospital:
Related key indicators:
Charity care write-offs	$19.7	2.8%	$16.3	2.4%	$3.4	20.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$130.3	18.2%	$120.3	17.5%	$10.0	8.3%
Net revenue days outstanding (at end of period)	50.2	N/A	46.4	N/A	3.8	8.2%

For the three months ended December 31, 2011, our provision for doubtful accounts increased by $14.7 million, or 12.2%, to $135.1 million on a continuing operations basis and by $9.8 million, or 8.8%, to $121.5 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended December 31, 2011. Same-hospital self-pay revenues increased by $10.0 million over the same period last year and represented 18.2% of revenues, as compared to 17.5% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended December 31, 2011, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$353.5	45.2%	$335.2	45.7%	$18.3	5.5%
Man-hours per equivalent admission	101.5	N/A	100.3	N/A	1.2	1.2%
Salaries and benefits per equivalent admission	$3,286	N/A	$3,233	N/A	$53	1.6%
Same-hospital:
Salaries and benefits (dollars in millions)	$320.4	44.8%	$310.0	45.2%	$10.4	3.4%
Man-hours per equivalent admission	100.9	N/A	99.3	N/A	1.6	1.7%
Salaries and benefits per equivalent admission	$3,299	N/A	$3,214	N/A	$85	2.6%

For the three months ended December 31, 2011, our salaries and benefits expense increased to $320.4 million, or 3.4%, on a same-hospital basis as compared to $310.0 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees, an increase in our utilization of contract labor and an increase in man-hours per equivalent admission to 100.9, or 1.7% on a same-hospital basis as compared to 99.3 for the same period last year. These increases were partially offset by lower employee benefits cost, primarily medical benefits expense.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$122.8	15.7%	$112.5	15.4%	$10.3	9.1%
Supplies per equivalent admission	$1,151	N/A	$1,089	N/A	$62	5.7%
Same-hospital:
Supplies (dollars in millions)	$112.4	15.7%	$105.5	15.4%	$6.9	6.6%
Supplies per equivalent admission	$1,169	N/A	$1,097	N/A	$72	6.5%

For the three months ended December 31, 2011, our supplies expense increased to $112.4 million, or 6.6% on a same-hospital basis as compared to $105.5 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended December 31, 2011 was primarily a result of an increase in our supplies expense per equivalent admission to $1,169, or 6.5%, as compared to $1,097 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related supplies, as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2011 and 2010 (dollars in millions):

	Three Months Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Professional fees	$26.8	3.4%	$23.0	3.1%	$3.8	15.9%
Utilities	14.3	1.8	13.7	1.9	0.6	5.1
Repairs and maintenance	21.5	2.8	19.5	2.7	2.0	10.2
Rents and leases	7.8	1.0	7.0	1.0	0.8	12.3
Insurance	14.1	1.8	9.5	1.3	4.6	48.0
Physician recruiting	8.0	1.0	6.5	0.9	1.5	22.5
Contract services	49.2	6.3	41.4	5.7	7.8	18.7
Non-income taxes	18.7	2.4	17.7	2.4	1.0	5.7
Other	26.2	3.5	22.7	2.9	3.5	15.6
	$186.6	24.0%	$161.0	21.9%	$25.6	15.9%
Same-hospital:
Professional fees	$23.5	3.3%	$20.8	3.0%	$2.7	13.0%
Utilities	12.8	1.8	12.6	1.8	0.2	1.4
Repairs and maintenance	19.7	2.8	17.7	2.6	2.0	11.1
Rents and leases	6.9	1.0	6.4	0.9	0.5	8.1
Insurance	14.4	2.0	9.2	1.3	5.2	55.7
Physician recruiting	7.5	1.1	6.4	0.9	1.1	16.9
Contract services	44.6	6.2	39.4	5.7	5.2	13.0
Non-income taxes	16.6	2.3	16.1	2.3	0.5	3.2
Other	24.6	3.4	22.0	3.5	2.6	12.1
	$170.6	23.9%	$150.6	22.0%	$20.0	13.2%

For the three months ended December 31, 2011, our other operating expenses increased to $170.6 million, or 13.2% on a same-hospital basis as compared to $150.6 million for the same period last year. This increase for the three months ended December 31, 2011 was primarily a result of increases in professional fees, insurance, contract services and other.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

For the three months ended December 31, 2011, our insurance expense increased compared to the same period last year primarily because of unfavorable claim development for our professional and general liability claims experienced during the current period as compared to the same period of the prior year.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the three months ended December 31, 2011, we estimate that we incurred approximately $3.3 million of additional operating expenses related to our implementation of our EHR initiatives. Finally, our other expenses increased primarily as a result of increases in our charitable program expenses as well as additional legal and consulting fees related to our recent acquisitions, including Maria Parham and Person Memorial.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended December 31, 2011, we recognized $11.5 million in Medicaid EHR incentive payments which was not available in the same period of the prior year.

During the second and third quarters of 2011, we first recognized EHR incentive payments of $4.2 million and $11.0 million, respectively, which we included in revenues. During the fourth quarter of 2011 and retrospectively for the second and third quarters of 2011, we changed the classification of our EHR incentive payments from revenues to other income. The quarterly impact of the change in our classification of EHR incentive payments recognized for the year ended December 31, 2011 is further described in Note 12 to our consolidated financial statements included elsewhere in this report.

Depreciation and Amortization

For the three months ended December 31, 2011, our depreciation and amortization expense increased by $5.5 million, or 14.2% to $44.8 million, or 5.7% of revenues, on a continuing operations basis as compared to $39.3 million, or 5.4% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of capital improvement projects completed during 2011, as well as our recent acquisitions, including Maria Parham and Person Memorial. Throughout 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $1.7 million in additional depreciation expense during the three months ended December 31, 2011 related to our increased information systems spending. We anticipate increasing our spending related to information systems during 2012 as compared to 2011 and prior years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense decreased by $5.4 million, or 17.5%, to $25.5 million, for the three months ended December 31, 2011, as compared to $30.9 million for the same period last year as a result of several factors. Effective September 23, 2010, we issued $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”). The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under the term B loans (the “Term B Loans”) provided pursuant to our Credit Agreement and $6.0 million of our outstanding borrowings under our Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the three months ended December 31, 2011, on a weighted average basis, was 3.22%. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the three months ended December 31, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $21.3 million, or 2.7% of revenues, for the three months ended December 31, 2011, as compared to $16.9 million, or 2.3% of revenues, for the same period last year. The effective tax rate increased to 36.2% for the three months ended December 31, 2011, compared to 31.8% for the same period last year. Our effective tax rate was lower during the three months ended December 31, 2010 as compared to the three months ended December 31, 2011 primarily as a result of decreases in income tax liabilities due to a tax accounting method change and the expiration of statutes of limitations on various income tax returns.

For the Years Ended December 31, 2011 and 2010

The following table summarizes the results of operations for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$3,544.6	117.1%	$3,262.4	115.7%
Provision for doubtful accounts	518.5	17.1	443.8	15.7
Revenues	3,026.1	100.0	2,818.6	100.0
Salaries and benefits	1,364.7	45.1	1,270.3	45.1
Supplies	469.5	15.5	443.0	15.7
Other operating expenses	682.4	22.6	605.2	21.5
Other income	(26.7)	(0.9)	—	—
Depreciation and amortization	165.8	5.5	148.5	5.2
Interest expense, net	107.1	3.5	108.1	3.8
Debt extinguishment costs	—	—	2.4	0.1
	2,762.8	91.3	2,577.5	91.4
Income from continuing operations before income taxes	263.3	8.7	241.1	8.6
Provision for income taxes	97.8	3.2	82.4	3.0
Income from continuing operations	165.5	5.5	158.7	5.6
Less: Net income attributable to noncontrolling interests	(2.8)	(0.1)	(3.1)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$162.7	5.4%	$155.6	5.5%

Revenues

The following table presents the components of revenues for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$3,544.6	$3,262.4	$282.2	8.6%
Provision for doubtful accounts	518.5	443.8	74.7	16.8
Revenues	$3,026.1	$2,818.6	$207.5	7.4
Same-hospital:
Revenues before provision for doubtful accounts	$3,300.5	$3,168.1	$132.4	4.2%
Provision for doubtful accounts	479.5	429.7	49.8	11.6
Revenues	$2,821.0	$2,738.4	$82.6	3.0

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2011 and 2010 (in millions):

	Continuing Operations				Same-Hospital
	2011		2010		2011		2010
Medicare	$1,061.3	35.0%	$983.7	34.9%	$990.0	35.1%	$958.7	35.0%
Medicaid	432.1	14.3	410.8	14.6	400.8	14.2	396.7	14.5
HMOs, PPOs and other private insurers	1,446.6	47.8	1,360.1	48.2	1,350.1	47.9	1,318.9	48.2
Self-Pay	565.3	18.7	475.1	16.9	523.2	18.5	462.0	16.9
Other	39.3	1.3	32.7	1.1	36.4	1.3	31.8	1.1
Revenues before provision for doubtful accounts	3,544.6	117.1	3,262.4	115.7	3,300.5	117.0	3,168.1	115.7
Provision for doubtful accounts	(518.5)	(17.1)	(443.8)	(15.7)	(479.5)	(17.0)	(429.7)	(15.7)
Revenues	$3,026.1	100.0%	$2,818.6	100.0%	$2,821.0	100.0%	$2,738.4	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified certain state managed Medicaid revenues as revenues from HMOs, PPOs and other private insurers. We have determined that these revenues are more appropriately classified as Medicaid revenues. This change had no impact on our historical results of operations. These reclassifications resulted in a reduction to revenue from HMOs, PPOs and other private insurers and an increase in our Medicaid revenues.

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,126	$6,925	$201	2.9
Revenues per equivalent admission – same-hospital	$7,185	$6,944	$241	3.5

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2011 and 2010:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Continuing operations:
Admissions	195,974	188,875	7,099	3.8
Equivalent admissions	424,676	407,026	17,650	4.3
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	53,017	53,914	(897)	(1.7)
Outpatient surgeries	156,140	155,691	449	0.3
Emergency room visits	1,024,273	952,449	71,824	7.5
Outpatient factor	2.17	2.16	0.01	0.6
Same-hospital:
Admissions	183,213	183,942	(729)	(0.4)
Equivalent admissions	392,625	394,372	(1,747)	(0.4)
Medicare case mix index	1.30	1.30	—	—
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	49,720	52,743	(3,023)	(5.7)
Outpatient surgeries	147,257	151,411	(4,154)	(2.7)
Emergency room visits	940,923	921,074	19,849	2.2
Outpatient factor	2.14	2.14	—	—

For the year ended December 31, 2011, our revenues before provision for doubtful accounts increased by $132.4 million, or 4.2% to $3,300.5 million on a same-hospital basis as compared to $3,168.1 million for the same period last year. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $31.3 million or 3.3%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $31.2 million or 2.4%; and
•	Increases in our same-hospital self-pay revenue of approximately $61.2 million or 13.2%.

Increases in our same-hospital Medicare revenues were largely driven by higher Medicare equivalent admissions, benefits associated with improved Medicare reimbursement rates such as the market basket update and budget neutrality indices combined with an increase in anticipated cost report settlements. Our same-hospital HMOs, PPOs and other private insurers revenue increased primarily as a result of higher contracted rates partially offset by unfavorable equivalent admission volumes compared to the same period of the prior year. Finally, same-hospital self-pay revenues increased primarily as a result of higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. Increases in our self-pay revenues attributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$89.4	3.0%	$62.3	2.2%	$27.1	43.5%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$565.3	18.7%	$475.1	16.9%	$90.2	19.0%
Net revenue days outstanding (at end of period)	50.7	N/A	48.6	N/A	2.1	4.3%
Same-hospital:
Related key indicators:
Charity care write-offs	$79.5	2.8%	$60.4	2.2%	$19.1	31.7%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$523.2	18.5%	$462.0	16.9%	$61.2	13.2%
Net revenue days outstanding (at end of period)	50.2	N/A	46.4	N/A	3.8	8.2%

For the year ended December 31, 2011, our provision for doubtful accounts increased by $74.7 million, or 16.8%, to $518.5 million on a continuing operations basis and by $49.8 million, or 11.6%, to $479.5 million on a same-hospital basis as compared to the prior year. This increase was primarily the result of increases in self-pay revenues during the year ended December 31, 2011. Same-hospital self-pay revenues increased by $61.2 million over the prior year and represents 18.5% of revenues as compared to 16.9% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2011, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$1,364.7	45.1%	$1,270.3	45.1%	$94.4	7.4%
Man-hours per equivalent admission	98.7	N/A	96.3	N/A	2.4	2.5%
Salaries and benefits per equivalent admission	$3,201	N/A	$3,112	N/A	$89	2.9%
Same-hospital:
Salaries and benefits (dollars in millions)	$1,262.3	44.7%	$1,227.7	44.8%	$34.6	2.8%
Man-hours per equivalent admission	98.0	N/A	95.9	N/A	2.1	2.3%
Salaries and benefits per equivalent admission	$3,201	N/A	$3,104	N/A	$97	3.1%

For the year ended December 31, 2011, our salaries and benefits expense increased to $1,262.3 million, or 2.8%, on a same-hospital basis as compared to $1,227.7 million for the prior year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of compensation increases for our employees and an increase in man-hours per equivalent admission to 98.0, or 2.3% on a same-hospital basis as compared to 95.9 for the same period last year. These increases were partially offset by lower employee benefits costs.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$469.5	15.5%	$443.0	15.7%	$26.5	6.0%
Supplies per equivalent admission	$1,106	N/A	$1,088	N/A	$18	1.6%
Same-hospital:
Supplies (dollars in millions)	$439.6	15.6%	$431.1	15.7%	$8.5	2.0%
Supplies per equivalent admission	$1,120	N/A	$1,093	N/A	$27	2.4%

For the year ended December 31, 2011, our supplies expense increased to $439.6 million, or 2.0% on a same-hospital basis, as compared to $431.1 million for the prior year. This increase in our same-hospital supplies expense for the year ended December 31, 2011 was primarily a result of an increase in our supplies expense per equivalent admission to $1,120, or 2.4%, as compared to $1,093 for the prior year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominately cancer related supplies, as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,				Increase (Decrease)	% Increase (Decrease)
	2011	% of Revenues	2010	% of Revenues
Continuing operations:
Professional fees	$97.8	3.2%	$82.9	2.9%	$14.9	17.9%
Utilities	58.0	1.9	53.8	1.9	4.2	7.9
Repairs and maintenance	80.2	2.7	71.8	2.5	8.4	11.7
Rents and leases	30.0	1.0	27.0	1.0	3.0	11.3
Insurance	39.5	1.3	42.8	1.5	(3.3)	(7.7)
Physician recruiting	28.6	0.9	24.1	0.9	4.5	18.6
Contract services	180.7	6.0	156.5	5.6	24.2	15.4
Non-income taxes	74.1	2.4	65.9	2.3	8.2	12.5
Other	93.5	3.2	80.4	2.9	13.1	16.3
	$682.4	22.6%	$605.2	21.5%	$77.2	12.8%
Same-hospital:
Professional fees	$89.1	3.2%	$78.8	2.9%	$10.3	13.1%
Utilities	53.1	1.9	52.1	1.9	1.0	1.8
Repairs and maintenance	74.0	2.6	69.1	2.5	4.9	7.1
Rents and leases	26.9	1.0	25.2	0.9	1.7	6.6
Insurance	38.7	1.4	42.2	1.5	(3.5)	(8.4)
Physician recruiting	27.5	1.0	23.9	0.9	3.6	14.7
Contract services	168.4	6.0	153.2	5.6	15.2	9.9
Non-income taxes	66.7	2.4	62.5	2.3	4.2	6.7
Other	89.3	3.0	79.5	3.0	9.8	12.4
	$633.7	22.5%	$586.5	21.5%	$47.2	8.0%

For the year ended December 31, 2011, our other operating expenses increased to $633.7 million, or 8.0% on a same-hospital basis, as compared to $586.5 million for the prior year. This increase in our same-hospital other operating expenses for the year ended December 31, 2011 was primarily a result of increases in professional fees, contract services and other expenses.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the year ended December 31, 2011, we estimate that we incurred approximately $11.2 million of additional operating expenses related to our implementation of our EHR initiatives. Finally, our other expenses increased primarily as a result of increases in our charitable program expense as well as additional legal and consulting fees related to our recent acquisitions, including Maria Parham and Person Memorial.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2011, we recognized $26.7 million in Medicaid EHR incentive payments which was not available in the same period of the prior year.

During the second and third quarters of 2011, we first recognized EHR incentive payments of $4.2 million and $11.0 million, respectively, which we included in revenues. During the fourth quarter of 2011 and retrospectively for the second and third quarters of 2011, we changed the classification of our EHR incentive payments from revenues to other income. The $26.7 million in EHR incentive payments recognized for the year ended December 31, 2011 include this reclassification. The quarterly impact of the change in our classification of EHR incentive payments recognized for the year ended December 31, 2011 is further described in Note 12 to our consolidated financial statements included elsewhere in this report.

Depreciation and Amortization

For the year ended December 31, 2011, our depreciation and amortization expense increased by $17.3 million, or 11.7% to $165.8 million, or 5.5% of revenues, on a continuing operations basis as compared to $148.5 million, or 5.2% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of capital improvement projects completed during 2011, as well as our recent acquisitions, including Maria Parham and Person Memorial. Throughout 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $4.5 million in additional depreciation expense during the year ended December 31, 2011 related to our increased information systems spending. We anticipate increasing our spending related to information systems during 2012 as compared to 2011 and prior years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will increase in future periods.

Interest Expense

Our interest expense decreased by $1.0 million, or 0.9%, to $107.1 for the year ended December 31, 2011, as compared to $108.1 million for the prior year as a result of several factors. Effective September 23, 2010, we issued $400.0 million of 6.625% Senior Notes. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under the Term B Loans provided pursuant to our Credit Agreement and $6.0 million of our outstanding borrowings under our Province 7½% Notes. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the year ended December 31, 2011, on a weighted average basis, was 3.11%. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the year ended December 31, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $97.8 million, or 3.2% of revenues, for the year ended December 31, 2011, as compared to $82.4 million, or 3.0% of revenues, for the same period last year. The effective tax rate increased to 37.6% for the year ended December 31, 2011, compared to 34.6% for the same period last year. Our effective tax rate was lower during the year ended December 31, 2010 as compared to the year ended December 31, 2011 primarily as a result of decreases in income liabilities due to a tax accounting method change and the expiration of statutes of limitations on various income tax returns.

For the Years Ended December 31, 2010 and 2009

The following table summarizes the results of operations for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$3,262.4	115.7%	$2,962.7	114.5%
Provision for doubtful accounts	443.8	15.7	375.4	14.5
Revenues	2,818.6	100.0	2,587.3	100.0
Salaries and benefits	1,270.3	45.1	1,170.9	45.3
Supplies	443.0	15.7	409.1	15.8
Other operating expenses	605.2	21.5	538.0	20.8
Depreciation and amortization	148.5	5.2	143.0	5.5
Interest expense, net	108.1	3.8	103.2	4.0
Debt extinguishment costs	2.4	0.1	—	—
Impairment charges	—	—	1.1	—
	2,577.5	91.4	2,365.3	91.4
Income from continuing operations before income taxes	241.1	8.6	222.0	8.6
Provision for income taxes	82.4	3.0	80.3	3.1
Income from continuing operations	158.7	5.6	141.7	5.5
Less: Net income attributable to noncontrolling interests	(3.1)	(0.1)	(2.5)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$155.6	5.5%	$139.2	5.4%

Revenues

The following table presents the components of revenues for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
	2010	2009	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$3,262.4	$2,962.7	$299.7	10.1%
Provision for doubtful accounts	443.8	375.4	68.4	18.2
Revenues	$2,818.6	$2,587.3	$231.3	8.9
Same-hospital:
Revenues before provision for doubtful accounts	$3,168.1	$2,962.7	$205.4	6.9%
Provision for doubtful accounts	429.7	375.4	54.3	14.5
Revenues	$2,738.4	$2,587.3	$151.1	5.8

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2010 and 2009 (dollars in millions):

	Continuing Operations				Same-Hospital
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$983.7	34.9%	$891.4	34.5%	$958.7	35.0%	$891.4	34.5%
Medicaid	410.8	14.6	313.9	12.1	396.7	14.5	313.9	12.1
HMOs, PPOs and other private insurers	1,360.1	48.2	1,335.4	51.6	1,318.9	48.2	1,335.4	51.6
Self-Pay	475.1	16.9	390.1	15.1	462.0	16.9	390.1	15.1
Other	32.7	1.1	31.9	1.2	31.8	1.1	31.9	1.2
Revenues before provision for doubtful accounts	3,262.4	115.7	2,962.7	114.5	3,168.1	115.7	2,962.7	114.5
Provision for doubtful accounts	(443.8)	(15.7)	(375.4)	(14.5)	(429.7)	(15.7)	(375.4)	(14.5)
Revenues	$2,818.6	100.0%	$2,587.3	100.0%	$2,738.4	100.0%	$2,587.3	100.0%

Certain changes have been made to our historical sources of revenues table above. Specifically, we previously classified certain state managed Medicaid revenues as revenues from HMOs, PPOs and other private insurers. We have determined that these revenues are more appropriately classified as Medicaid revenues. This change had no impact on our historical results of operations. These reclassifications resulted in a reduction to revenue from HMOs, PPOs and other private insurers and an increase in our Medicaid revenues.

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	Increase	% Increase
Revenues per equivalent admission – continuing operations	$6,925	$6,586	$339	5.1
Revenues per equivalent admission – same-hospital	$6,944	$6,586	$358	5.4

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Continuing operations:
Admissions	188,875	188,147	728	0.4
Equivalent admissions	407,026	392,851	14,175	3.6
Medicare case mix index	1.30	1.30	—	—
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	53,914	54,599	(685)	(1.3)
Outpatient surgeries	155,691	151,496	4,195	2.8
Emergency room visits	952,449	935,824	16,625	1.8
Outpatient factor	2.16	2.09	0.07	3.3
Same-hospital:
Admissions	183,942	188,147	(4,205)	(2.2)
Equivalent admissions	394,372	392,851	1,521	0.4
Medicare case mix index	1.30	1.30	—	—
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	52,743	54,599	(1,856)	(3.4)
Outpatient surgeries	151,411	151,496	(85)	(0.1)
Emergency room visits	921,074	935,824	(14,750)	(1.6)
Outpatient factor	2.14	2.09	0.05	2.4

For the year ended December 31, 2010, our revenues before provision for doubtful accounts increased by $205.4 million, or 6.9% to $3,168.1 million on a same-hospital basis as compared to $2,962.7 million for the same period last year. Of the $205.4 million increase, $20.0 million relates to additional amounts we received from the state of Alabama in connection with settlements for DSH payments and access payments, slightly offset by inpatient and outpatient rate reductions as a part of Alabama’s new state plan amendment for Alabama’s fiscal year ended December 31, 2010. The additional $20.0 million we received from the state of Alabama corresponds with an $11.7 million increase in our non-income taxes as discussed for changes in our other operating expenses for the year ended December 31, 2010 as compared to 2009. The remaining increase was the result of the impact of favorable commercial pricing, inclusive of improvements in our third party payor contracting, and an increase in our self-pay revenues as further discussed in our analysis of our provision for doubtful accounts for the year ended December 31, 2010.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Charity care write-offs	$62.3	2.2%	$58.5	2.3%	$3.8	6.4%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$475.1	16.9%	$390.1	15.1%	$85.0	21.8%
Net revenue days outstanding (at end of period)	48.6	N/A	45.8	N/A	2.8	6.1%
Same-hospital:
Charity care write-offs	$60.4	2.2%	$58.5	2.3%	$1.9	3.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$462.0	16.9%	$390.1	15.1%	$71.9	18.4%
Net revenue days outstanding (at end of period)	46.4	N/A	45.9	N/A	0.5	1.1%

For the year ended December 31, 2010, our provision for doubtful accounts increased by $68.4 million, or 18.2%, to $443.8 million on a continuing operations basis and by $54.3 million, or 14.5%, to $429.7 million on a same-hospital basis as compared to the prior year. This increase was primarily the result of increases in self-pay revenues during the year ended December 31, 2010. Self-pay revenues, on a continuing operations basis, increased by $85.0 million over the prior year and represents 16.9% of revenues as compared to 15.1% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2010, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$1,270.3	45.1%	$1,170.9	45.3%	$99.4	8.5%
Man-hours per equivalent admission	96.3	N/A	93.0	N/A	3.3	3.5%
Salaries and benefits per equivalent admission	$3,112	N/A	$2,972	N/A	$140	4.7%
Same-hospital:
Salaries and benefits (dollars in millions)	$1,227.7	44.8%	$1,170.9	45.3%	$56.8	4.8%
Man-hours per equivalent admission	95.9	N/A	93.0	N/A	2.9	3.0%
Salaries and benefits per equivalent admission	$3,104	N/A	$2,972	N/A	$132	4.5%

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

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	% of Revenues	2009	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$443.0	15.7%	$409.1	15.8%	$33.9	8.3%
Supplies per equivalent admission	$1,088	N/A	$1,038	N/A	$50	4.8%
Same-hospital:
Supplies (dollars in millions)	$431.1	15.7%	$409.1	15.8%	$22.0	5.4%
Supplies per equivalent admission	$1,093	N/A	$1,038	N/A	$55	5.3%

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

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,				Increase (Decrease)	% Increase (Decrease)
	2010	% of Revenues	2009	% of Revenues
Continuing operations:
Professional fees	$82.9	2.9%	$72.9	2.8%	$10.0	13.8%
Utilities	53.8	1.9	50.5	2.0	3.3	6.4
Repairs and maintenance	71.8	2.5	64.3	2.5	7.5	11.6
Rents and leases	27.0	1.0	26.4	1.0	0.6	2.3
Insurance	42.8	1.5	46.5	1.8	(3.7)	(7.9)
Physician recruiting	24.1	0.9	24.4	0.9	(0.3)	(1.0)
Contract services	156.5	5.6	145.5	5.6	11.0	7.6
Non-income taxes	65.9	2.3	40.8	1.6	25.1	61.4
Other	80.4	2.9	66.7	2.6	13.7	20.3
	$605.2	21.5%	$538.0	20.8%	$67.2	12.5%
Same-hospital:
Professional fees	$78.8	2.9%	$72.9	2.8%	$5.9	8.1%
Utilities	52.1	1.9	50.5	2.0	1.6	3.2
Repairs and maintenance	69.1	2.5	64.3	2.5	4.8	7.4
Rents and leases	25.2	0.9	26.4	1.0	(1.2)	(4.3)
Insurance	42.2	1.5	46.5	1.8	(4.3)	(9.2)
Physician recruiting	23.9	0.9	24.4	0.9	(0.5)	(1.6)
Contract services	153.2	5.6	145.5	5.6	7.7	5.3
Non-income taxes	62.5	2.3	40.8	1.6	21.7	53.1
Other	79.5	3.0	66.7	2.6	12.8	19.0
	$586.5	21.5%	$538.0	20.8%	$48.5	9.0%

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

Our non-income taxes increased primarily as a result of $11.7 million in provider assessments paid to the state of Alabama under the new state plan amendment that is associated with the previously discussed Alabama DSH and access payments. Finally, our other expenses increased on a same-hospital basis as a result of additional training and implementation expenses from various information system initiatives in our efforts to comply with the HITECH Act as well as additional legal and consulting fees related to our recent acquisitions, including HighPoint, Clark and certain ancillary service-line acquisitions.

Depreciation and Amortization

For the year ended December 31, 2010, our depreciation and amortization expense increased to $148.5 million, or 3.8%, as compared to $143.0 million for the prior year. Our depreciation and amortization expense increased primarily as a result of our 2010 acquisitions of HighPoint and Clark, capital improvement projects completed during 2010 as well as an increase in amortization expense for certain non-compete agreements as a result of ancillary service-line acquisitions completed during 2010. Throughout 2010, we experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Interest Expense

Our interest expense increased by $4.9 million, or 4.7%, to $108.1 for the year ended December 31, 2010, as compared to $103.2 million for the prior year. The increase in interest expense for the year ended December 31, 2010, as compared to the prior year was a result of an increase in our outstanding debt balance, excluding unamortized discounts of convertible debt instruments, at December 31, 2010 to $1,651.7 million as compared to $1,502.2 million at December 31, 2009 and as a result of increases in our applicable annual interest rates. Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% Senior Notes. The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under our Term B Loans. Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the years ended December 31, 2010, on a weighted average basis, was 2.67%. These increases were offset by declines in interest expense attributable to our interest rate swap agreement. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million. As the notional amount of our interest rate swap declined, a larger portion of our total outstanding debt was subject to floating interest rates that were lower than our fixed rate under the agreement of 5.585% for the years ended December 31, 2010 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $82.4 million, or 3.0% of revenues, for the year ended December 31, 2010, as compared to $80.3 million, or 3.1% of revenues, for the same period last year. The effective tax rate decreased to 34.6% for the years ended December 31, 2010, compared to 36.6% for the same period last year.

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

	Years Ended December 31,		Increase (Decrease)	Years Ended December 31,		Increase (Decrease)
	2010	2009		2010	2009
Federal income taxes	$83.3	$76.8	$6.5	35.0%	35.0%	—bps
State income taxes, net of federal income tax benefits	3.8	3.0	0.8	1.6	1.4	20
Increase in valuation allowances for deferred tax assets	3.9	3.4	0.5	1.6	1.5	10
Decrease in long-term income tax liabilities due to tax accounting method changes, statute lapses and exam closures	(6.1)	(4.2)	(1.9)	(2.5)	(1.9)	(60)
Decrease in deferred tax liabilities primarily due to exam closures	(2.6)	—	(2.6)	(1.1)	—	(110)
Other	0.1	1.3	(1.2)	—	0.6	(60)
	$82.4	$80.3	$2.1	34.6%	36.6%	(200)bps

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Net cash flows provided by continuing operations	$401.2	$375.7	$350.3
Less: Purchases of property and equipment	(219.9)	(168.7)	(166.6)
Free operating cash flow	181.3	207.0	183.7
Acquisitions, net of cash acquired	(121.0)	(184.9)	(81.4)
Proceeds from borrowings	—	400.0	—
Payments on borrowings	(0.1)	(255.2)	(13.5)
Repurchases of common stock	(174.6)	(152.1)	(3.1)
Payment of debt issue costs	(0.4)	(13.7)	—
Proceeds from exercise of stock options	39.0	20.4	10.8
Distributions to noncontrolling interests, net of proceeds	(1.8)	(2.4)	(4.2)
(Repurchases) sales of redeemable noncontrolling interests	(2.3)	3.1	(0.8)
Other	(1.6)	(0.4)	0.8
Cash flows from operations provided by (used in) discontinued operations	0.3	(1.6)	(0.4)
Cash flows provided by investing activities by discontinued operations	—	—	19.6
Net (decrease) increase in cash and cash equivalents	$(81.2)	$20.2	$111.5

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our net cash flows provided by continuing operations for the year ended December 31, 2011 were positively impacted by an increase in net income. This increase was partially offset by increases in the amount and timing of cash payments made for interest and income taxes. Our free operating cash flows for the year ended December 31, 2011 were lower as compared to 2010 and 2009 because of a significant increase in our purchases of property and equipment related to building and equipping a replacement hospital for one of our facilities and an increase in our purchases of information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Our free operating cash flows for the year ended December 31, 2010 were positively impacted by lower tax payments as a result of the completion of our method change applications filed with the IRS during the third quarter. In addition, our free operating cash flows for the year ended December 31, 2010 were positively impacted by an increase in our income from continuing operations and the timing and amount of cash payments made for interest and salaries and benefits. These increases were partially offset by a decrease in our collection of accounts receivable, as a larger percentage of our revenues were incurred later in the third and fourth quarters as compared to the prior year.

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

Capital Expenditures

We continued to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	2011	2010	2009
Capital projects	$80.4	$67.6	$108.6
Routine	57.0	56.7	49.3
Information systems	82.5	44.4	8.7
	$219.9	$168.7	$166.6
Depreciation expense	$162.2	$145.9	$141.7
Ratio of capital expenditures to depreciation expense	136%	116%	118%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. During 2011, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate that we will continue to spend more on information systems in 2012 and 2013. Additionally, in connection with our acquisition of Clark, we have committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility. As a result, during 2011, we spent significantly more in capital projects.

Debt

An analysis and roll-forward of our long-term debt during 2011 is as follows (in millions):

	December 31, 2010	Payments of Borrowings	Other(a)	Amortization of Convertible Debt Discounts	December 31, 2011
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—
Other	0.1	(0.1)	—	—	—
6.625% Senior Notes	400.0	—	—	—	400.0
3½% Notes	575.0	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(79.8)	—	—	24.3	(55.5)
Capital leases	7.9	(1.3)	2.5	—	9.1
	$1,571.9	$(1.4)	$2.5	$24.3	$1,597.3

(a)	Represents the assumption of capital leases obligations in connection with certain acquisitions completed during the year ended December 31, 2011.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2011 and 2010 (dollars in millions):

	December 31, 2011	December 31, 2010	Increase (Decrease)
Current portion of long-term debt	$1.9	$1.4	$0.5
Long-term debt	1,595.4	1,570.5	24.9
Unamortized discounts of convertible debt instruments	55.5	79.8	(24.3)
Total debt, excluding unamortized discounts of convertible debt instruments	1,652.8	1,651.7	1.1
Total LifePoint Hospitals, Inc. stockholders’ equity	1,945.2	1,887.5	57.7
Total capitalization	$3,598.0	$3,539.2	$58.8
Total debt to total capitalization	45.9%	46.7%	(80)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.2%	73.1%
Variable rate debt(a)	26.8	26.9
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	48.4
	100.0%	100.0%

(a)	The above calculations do not consider the effect of our interest rate swap. Through May 30, 2011, we had an interest rate swap in effect which mitigated a portion of our floating rate risk on our outstanding variable rate borrowings under our Credit Agreement, by converting our variable rate debt to an annual fixed rate of 5.585%. Effective May 30, 2011, our interest rate swap agreement matured. As of December 31, 2010, our interest rate swap decreased our variable rate debt as a percentage of our outstanding debt from 26.9% to 8.7%. Please refer to Note 7 to our consolidated financial statements included elsewhere in this report for a discussion of our interest rate swap agreement.

Our Term A Loans and our Revolving Loans components mature on December 15, 2012. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for our Credit Agreement. Our Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions. A more detailed discussion of our debt, including the terms of our individual debt instruments is included in Note 7 to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources Outlook

We expect to increase our level of spending for capital expenditures in 2012 as compared to 2011. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services, restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in our efforts to comply with the HITECH Act. For the year ended December 31, 2011, we spent $82.5 million on information systems. We anticipate spending in excess of $90.0 million on information systems in 2012. At December 31, 2011, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $80.7 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under our Credit Agreement.

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

In connection with our acquisitions of Maria Parham and Person Memorial, we have committed to invest an additional $60.0 million in capital expenditures and improvements over the next 10 years. Additionally, we have agreed to spend $8.0 million over the next 10 years and $3.0 million over the next five years for the continuation of existing or the initiation of new physician recruitment activities at Maria Parham and Person Memorial, respectively.

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

The following table summarizes our significant contractual obligations as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2012	2013 – 2014	2015 – 2016	After 2016
Long-term debt obligations(a)	$2,070.6	$71.8	$1,134.4	$67.6	$796.8
Capital lease obligations	21.9	3.7	5.2	4.0	9.0
Operating lease obligations(b)	53.0	17.3	19.4	7.0	9.3
Other long-term liabilities(c)	148.7	42.5	56.1	35.6	14.5
Purchase obligations(d)	1,130.0	196.9	146.3	128.9	657.9
Total	$3,424.2	$332.2	$1,361.4	$243.1	$1,487.5

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These obligations are explained further in Note 7 to our consolidated financial statements included elsewhere in this report. We used the 3.28% effective interest rate at December 31, 2011 for our $443.7 million outstanding Term B Loans to estimate interest payments on this variable rate debt instrument. The maturity date of the $443.7 million Term B Loans is contingent upon refinancing our outstanding 3½% Notes beyond their current maturity date of May 15, 2014. In the event we do not refinance our 3½% Notes, the extended portion of the Term B Loans mature on February 13, 2014. For purposes of the above table, we assumed that we would not refinance our 3½% Notes beyond their current maturity date and the $443.7 million Term B Loans would mature on February 13, 2014. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025. These amounts exclude our unamortized convertible debt discounts and related non-cash amortization.
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
(c)	Our reserves for self-insurance claims and other liabilities balance was $139.1 million and our long-term income tax liability balance was $18.0 million in our consolidated balance sheet as of December 31, 2011. The reserves for self-insurance claims and other liabilities balance included the $105.3 million long-term portion of our reserves for self-insurance claims and $33.8 million related to other long-term liabilities. In addition to the long-term portion of our reserves for self-insurance claims of $105.3 million, the above table includes the current portion of our reserves for self-insurance claims of $41.6 million. We have excluded the $18.0 million long-term income tax liability because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Additionally, we have excluded a portion of the other liabilities as they are non-cash liabilities. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.
(d)	The following table summarizes our significant purchase obligations as of December 31, 2011 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2012	2013 – 2014	2015 – 2016	After 2016
HCA-IT services(e)	$129.4	$21.8	$40.9	$43.7	$23.0
Capital expenditure obligations(f)	780.4	52.6	55.6	51.0	621.2
Physician commitments(g)	13.6	13.6	—	—	—
GEMS obligations(h)	31.2	31.2	—	—	—
Other purchase obligations(i)	175.4	77.7	49.8	34.2	13.7
Total	$1,130.0	$196.9	$146.3	$128.9	$657.9
(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, including a wind-down period. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase that is capped by the consumer price index increase. We used a 3.5% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals.
(f)	We had projects under construction with an estimated additional cost to complete and equip of approximately $80.7 million as of December 31, 2011. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. We are subject to annual capital expenditure commitments in connection with several of our facilities including our recently acquired facilities Maria Parham and Person Memorial. Additionally, in connection with our acquisition of Clark, we have committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility.
(g)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $13.6 million at December 31, 2011 and depends upon the cash collections of a physician’s private practice during the guarantee period.
(h)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2012.
(i)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2011. In connection with the on-going implementation of our initiatives to comply with EHR, we have made substantial commitments to purchase goods and services to facilitate our conversions of the clinical and patient accounting information system applications at our hospitals. Additionally, in connection with our recently acquired facilities Maria Parham and Person Memorial, we have committed to spend an additional $8.0 million over the next 10 years and an additional $3.0 million over the next five years, respectively, for the continuation of existing or initiation of new physician recruitment activities.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $29.8 million as of December 31, 2011, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements included elsewhere in this report for a discussion of the impact of recently issued accounting pronouncements.

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

Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and with our independent registered public accounting firm, and they both have reviewed the disclosure presented below relating to our critical accounting estimates. Our critical accounting estimates include the following areas:

•	Revenue recognition and accounts receivable;
•	Goodwill impairment analysis;
•	Reserves for self-insurance claims;
•	Accounting for stock-based compensation; and
•	Accounting for income taxes.

The following discussion of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 1 to our consolidated financial statements included elsewhere in this report, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and our financial condition.

The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate.

Revenue Recognition and Accounts Receivable

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, our revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts and a provision for doubtful accounts.

Approximately 97.1%, 97.7%, and 98.2% of our revenues during the years ended December 31, 2011, 2010, and 2009, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2011	2010	2009
Medicare	35.0%	34.9%	34.5%
Medicaid	14.3	14.6	12.1
HMOs, PPOs and other private insurers	47.8	48.2	51.6

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $13.1 million, $4.9 million, and $5.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2011 were changed by 1%, our after-tax income from continuing operations would change by approximately $12.7 million, or diluted earnings per share of $0.25. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts. Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2011 and 2010 was $537.4 million and $459.8 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2011, 2010, and 2009, was $518.5 million, $443.8 million, and $375.4 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2011
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$524.8	90.2%	$175.8	26.9%	$700.6	56.7%
91 to 150 days	31.7	5.5	105.8	16.2	137.5	11.1
151 to 360 days	20.4	3.5	238.6	36.5	259.0	21.0
Over 361	4.8	0.8	132.9	20.4	137.7	11.2
	$581.7	100.0%	$653.1	100.0%	$1,234.8	100.0%

	December 31, 2010
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$434.1	85.1%	$147.8	27.1%	$581.9	55.1%
91 to 150 days	40.5	7.9	90.8	16.6	131.3	12.4
151 to 360 days	31.9	6.3	206.9	37.9	238.8	22.6
Over 361	3.8	0.7	100.5	18.4	104.3	9.9
	$510.3	100.0%	$546.0	100.0%	$1,056.3	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2011, our after-tax income from continuing operations would change by approximately $5.3 million, or diluted earnings per share of $0.11, and our net accounts receivable would change by $2.2 million at December 31, 2011. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2011 and 2010 was $1,568.7 million and $1,550.7 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2011, 2009 and 2010, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

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

Additionally, as of December 31, 2011, our self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 2.50%, 3.15%, and 3.60% at December 31, 2011, 2010, and 2009, respectively. As a result of the decreases in our applied discount rate, our self-insurance claims expense increased by approximately $2.5 million, $1.6 million, and $1.2 million which decreased our net income by approximately $1.6 million, $1.0 million, $0.8 million and decreased our diluted earnings per share by $0.03, $0.02, and $0.01 during the years ended December 31, 2011, 2010 and 2009, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2011 and 2010 (in millions):

	December 31, 2011	December 31, 2010
Undiscounted	$157.4	$143.6
Discounted (as reported)	$146.9	$128.7

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Reserve at the beginning of the period	$128.7	$119.3	$103.2
Increase for the provision of current year claims, including discontinued operations	45.7	46.1	43.5
(Decrease) increase for the provision of prior year claims, including discontinued operations	(6.2)	(3.7)	2.5
Payments related to current year claims	(3.5)	(4.0)	(6.2)
Payments related to prior year claims	(20.3)	(30.6)	(24.9)
Provision for the change in discount rate	2.5	1.6	1.2
Reserve at the end of the period	$146.9	$128.7	$119.3

As of December 31, 2011 and 2010, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2011 reserve:
As reported	$146.9
With 70% Confidence Level	$155.9
With 80% Confidence Level	$165.2
With 90% Confidence Level	$191.3
December 31, 2010 reserve:
As reported	$128.7
With 70% Confidence Level	$139.8
With 80% Confidence Level	$148.1
With 90% Confidence Level	$171.4

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi annually completed actuarial calculations decreased our self-insured claims expense by $6.2 million and $3.7 million, which increased our net income by approximately $3.9 million and $2.4 million, or $0.08 and $0.05 per diluted share, during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2009, the results of our quarterly and semi annually completed actuarial calculations increased our self-insured claims expense by $2.5 million, which decreased our net income by approximately $1.6 million, or $0.03 per diluted share.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value. Our stock-based compensation from continuing operations, included in our consolidated results of operations, was $24.0 million, $22.4 million, and $22.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	36.0%	39.9%	40.3%
Risk free interest rate (range)	0.01% – 3.58%	0.06% – 3.69%	0.05% – 3.58%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.4	5.4
Fair value per share of stock options granted	$11.73	$11.22	$8.02

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2011 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.3 million, or less than $0.01 per diluted share.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $255.3 million and $218.1 million as of December 31, 2011 and 2010, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $59.8 million and $57.9 million as of December 31, 2011 and 2010, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $73.5 million as of December 31, 2011, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $59.8 million at December 31, 2011.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2011, we would incur approximately $9.2 million of additional tax payments for 2011 plus interest and penalties, if applicable.

Segment Reporting

We have five operating divisions as of December 31, 2011. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

In accordance with ASC 350-10, we determined that our five operating divisions and related acute care hospitals comprise one reporting unit because of their similar economic characteristics in each of the following areas:

•	the way we manage our operations and extent to which our acquired facilities are integrated into our existing operations as a single reporting unit;
•	our goodwill is recoverable from the collective operations of our five operating divisions and related acute care hospitals and not individually from one single operating division or hospital;
•	our operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and
•	because of the collective size of our five operating divisions, each division and acute care hospital benefits from its participation in a group purchasing organization.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2011, we had outstanding debt, excluding $55.5 million of unamortized discounts on our convertible debt instruments, of $1,652.8 million, 26.8%, or $443.7 million, of which was subject to variable rates of interest.

Our Term B Loans, 6.625% Senior Notes, 3½% Notes and 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of December 31, 2011 and December 31, 2010. The carrying amount and fair value of these instruments as of December 31, 2011 and December 31, 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Term B Loans	$443.7	$443.7	$432.6	$445.4
6.625% Senior Notes	$400.0	$400.0	$413.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$592.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$230.3	$225.6

The fair values of our Term B Loans and 6.625% Senior Notes were estimated using the average bid and ask price as determined by published rates. The fair values of our 3½% Notes and 3¼% Debentures were estimated using the quoted market prices determined by the closing share price of our common stock.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2011. As a result, the interest rate market risk implicit in these investments at December 31, 2011, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Compensation of Executive Officers — Executive Officers of the Company” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Code of Ethics

Our Board of Directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground,” and, as applicable, our Code of Ethics for Senior Financial Officers and Chief Executive Officer (the “Code of Ethics”). The Code of Ethics and Common Ground are posted on our website located at www.lifepointhospitals.com under the heading “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website within four business days following such amendment or waiver.

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Board of Directors and Committees — Director Nomination Process” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors,” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Information concerning our equity compensation plans is included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Certain Relationships and Related Transactions”, “Corporate Governance — Independence of Directors” and “Board of Directors and Committees — Committees of the Board of Directors” included in our proxy statement relating to our 2012 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2012 annual meeting of stockholders.

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

(3)	Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).

Exhibit Number		Description of Exhibits
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.9	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.10	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.11	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.3	—	Amended and Restated 1998 Long-Term Incentive Plan, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.12	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.13	—	Amendment dated March 24, 2009, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.14	—	Amendment dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.15	—	Amendment dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.17	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.18		Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.19		Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.20	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co- syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.21	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.22	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).
10.23	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.24	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.25	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
10.26	—	Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).
10.27	—	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.28		Amendment No. 8 to the Credit Agreement, dated as of September 17, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-51251).
10.29	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.30	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.31	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.32	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.33	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).
10.34	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

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

The Company assessed its internal control system as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2011, its system of internal control over financial reporting was effective.

The Company acquired one hospital effective October 1, 2011 and one hospital effective November 1, 2011. The Company excluded both of these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. For the year end December 31, 2011, these hospitals contributed approximately $20.9 million or 0.7% of the Company’s total revenues and, as of December 31, 2011, accounted for approximately $104.1 million or 2.4% of its total assets.

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
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two hospitals acquired during the year ended December 31, 2011, which are included in the 2011 consolidated financial statements of LifePoint Hospitals, Inc. and. constituted $104.1 million and $80.6 million of total and net assets, respectively, as of December 31, 2011 and $20.9 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these two hospitals.

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of LifePoint Hospitals, Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its presentation of net revenue and provision for doubtful accounts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 17, 2012

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009
(In millions, except per share amounts)

	2011	2010	2009
Revenues before provision for doubtful accounts	$3,544.6	$3,262.4	$2,962.7
Provision for doubtful accounts	518.5	443.8	375.4
Revenues	3,026.1	2,818.6	2,587.3
Salaries and benefits	1,364.7	1,270.3	1,170.9
Supplies	469.5	443.0	409.1
Other operating expenses	682.4	605.2	538.0
Other income	(26.7)	—	—
Depreciation and amortization	165.8	148.5	143.0
Interest expense, net	107.1	108.1	103.2
Debt extinguishment costs	—	2.4	—
Impairment charges	—	—	1.1
	2,762.8	2,577.5	2,365.3
Income from continuing operations before income taxes	263.3	241.1	222.0
Provision for income taxes	97.8	82.4	80.3
Income from continuing operations	165.5	158.7	141.7
Income (loss) from discontinued operations, net of income taxes	0.2	(0.1)	(5.1)
Net income	165.7	158.6	136.6
Less: Net income attributable to noncontrolling interests	(2.8)	(3.1)	(2.5)
Net income attributable to LifePoint Hospitals, Inc.	$162.9	$155.5	$134.1
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$3.30	$2.98	$2.64
Discontinued operations	—	—	(0.10)
Net income	$3.30	$2.98	$2.54
Diluted earnings (loss) per share:
Continuing operations	$3.22	$2.91	$2.59
Discontinued operations	—	—	(0.10)
Net income	$3.22	$2.91	$2.49
Weighted average shares and dilutive securities outstanding:
Basic	49.3	52.2	52.7
Diluted	50.5	53.5	53.8
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$162.7	$155.6	$139.2
Income (loss) from discontinued operations, net of income taxes	0.2	(0.1)	(5.1)
Net income	$162.9	$155.5	$134.1

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Net income	$165.7	$158.6	$136.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap, net of income tax provisions of $2.8, $7.1 and $5.9 for the years ended December 31, 2011, 2010 and 2009, respectively	4.0	13.4	10.9
Other comprehensive income	4.0	13.4	10.9
Comprehensive income	169.7	172.0	147.5
Less: Net income attributable to noncontrolling interests	(2.8)	(3.1)	(2.5)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$166.9	$168.9	$145.0

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in millions, except per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$126.2	$207.4
Accounts receivable, less allowances for doubtful accounts of $537.4 and $459.8 at December 31, 2011 and 2010, respectively	430.6	387.3
Inventories	87.2	84.6
Prepaid expenses	26.4	13.9
Income taxes receivable	1.6	5.5
Deferred tax assets	125.7	99.7
Other current assets	42.3	24.7
	840.0	823.1
Property and equipment:
Land	93.5	85.9
Buildings and improvements	1,631.6	1,532.9
Equipment	1,084.0	950.2
Construction in progress (estimated cost to complete and equip after December 31, 2011 is $80.7)	105.7	39.4
	2,914.8	2,608.4
Accumulated depreciation	(1,084.4)	(939.8)
	1,830.4	1,668.6
Deferred loan costs, net	21.7	27.2
Intangible assets, net	89.5	73.1
Other	19.8	20.2
Goodwill	1,568.7	1,550.7
Total assets	$4,370.1	$4,162.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99.6	$89.0
Accrued salaries	103.1	101.4
Interest rate swap	—	7.9
Other current liabilities	168.2	124.6
Current maturities of long-term debt	1.9	1.4
	372.8	324.3
Long-term debt	1,595.4	1,570.5
Deferred income tax liabilities	259.0	211.2
Reserves for self-insurance claims and other liabilities	139.1	131.8
Long-term income tax liability	18.0	18.5
Total liabilities	2,384.3	2,256.3
Redeemable noncontrolling interests	26.2	15.3
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 63,233,088 and 61,450,098 shares issued at December 31, 2011 and 2010, respectively	0.6	0.6
Capital in excess of par value	1,354.8	1,289.4
Accumulated other comprehensive loss	—	(4.0)
Retained earnings	1,066.9	904.0
Common stock in treasury, at cost, 14,925,875 and 9,991,316 shares at December 31, 2011 and 2010, respectively	(477.1)	(302.5)
Total LifePoint Hospitals, Inc. stockholders’ equity	1,945.2	1,887.5
Noncontrolling interests	14.4	3.8
Total equity	1,959.6	1,891.3
Total liabilities and equity	$4,370.1	$4,162.9

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	2011	2010	2009
Cash flows from operating activities:
Net income	$165.7	$158.6	$136.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.2)	0.1	5.1
Stock-based compensation	24.0	22.4	22.3
Depreciation and amortization	165.8	148.5	143.0
Amortization of physician minimum revenue guarantees	19.8	17.1	13.6
Amortization of convertible debt discounts	24.3	22.6	21.1
Amortization of deferred loan costs	5.9	7.1	8.3
Debt extinguishment costs	—	2.4	—
Deferred income taxes (benefit)	23.1	(29.0)	(7.2)
Reserve for self-insurance claims, net of payments	18.0	10.3	16.8
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(29.5)	(39.1)	(3.5)
Inventories and other current assets	(20.1)	(5.4)	(6.9)
Accounts payable and accrued expenses	2.9	13.2	(10.7)
Income taxes payable /receivable	3.9	48.8	9.9
Other	(2.4)	(1.9)	1.9
Net cash provided by operating activities-continuing operations	401.2	375.7	350.3
Net cash provided by (used in) operating activities-discontinued operations	0.3	(1.6)	(0.4)
Net cash provided by operating activities	401.5	374.1	349.9
Cash flows from investing activities:
Purchases of property and equipment	(219.9)	(168.7)	(166.6)
Acquisitions, net of cash acquired	(121.0)	(184.9)	(81.4)
Other	(1.2)	—	3.9
Net cash used in investing activities-continuing operations	(342.1)	(353.6)	(244.1)
Net cash provided by investing activities-discontinued operations	—	—	19.6
Net cash used in investing activities	(342.1)	(353.6)	(224.5)
Cash flows from financing activities:
Proceeds from borrowings	—	400.0	—
Payments of borrowings	(0.1)	(255.2)	(13.5)
Repurchases of common stock	(174.6)	(152.1)	(3.1)
Payment of debt financing costs	(0.4)	(13.7)	—
Proceeds from exercise of stock options	39.0	20.4	10.8
Proceeds from employee stock purchase plans	1.2	1.0	1.0
Distributions to noncontrolling interests, net of proceeds	(1.8)	(2.4)	(4.2)
(Repurchases) sales of redeemable noncontrolling interests	(2.3)	3.1	(0.8)
Capital lease payments and other	(1.6)	(1.4)	(4.1)
Net cash used in financing activities	(140.6)	(0.3)	(13.9)
Change in cash and cash equivalents	(81.2)	20.2	111.5
Cash and cash equivalents at beginning of year	207.4	187.2	75.7
Cash and cash equivalents at end of year	$126.2	$207.4	$187.2
Supplemental disclosure of cash flow information:
Interest payments	$79.2	$71.0	$76.1
Capitalized interest	$2.0	$0.8	$1.1
Income taxes paid, net	$71.0	$62.5	$75.4

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 1, 2009	53.4	0.6	1,212.6	(28.3)	614.4	(147.3)	3.5	1,655.5
Net income	—	—	—	—	134.1	—	2.5	136.6
Other comprehensive income	—	—	—	10.9	—	—	—	10.9
Exercise of stock options and tax benefits of stock-based awards	0.8	—	11.8	—	—	—	—	11.8
Stock activity in connection with employee stock purchase plan	—	—	1.0	—	—	—	—	1.0
Stock-based compensation	0.8	—	22.3	—	—	—	—	22.3
Repurchases of common stock, at cost	(0.2)	—	—	—	—	(3.1)	—	(3.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	(1.3)	—	—	—	(2.9)	(4.2)
Balance at December 31, 2009	54.8	0.6	1,246.4	(17.4)	748.5	(150.4)	3.1	1,830.8
Net income	—	—	—	—	155.5	—	3.1	158.6
Other comprehensive income	—	—	—	13.4	—	—	—	13.4
Exercise of stock options and tax benefits of stock-based awards	0.7	—	19.7	—	—	—	—	19.7
Stock activity in connection with employee stock purchase plan	0.1	—	1.0	—	—	—	—	1.0
Stock-based compensation	0.4	—	22.4	—	—	—	—	22.4
Repurchases of common stock, at cost	(4.5)	—	—	—	—	(152.1)	—	(152.1)
Cash distributions to noncontrolling interests, net of proceeds	—	—	(0.1)	—	—	—	(2.4)	(2.5)
Balance at December 31, 2010	51.5	0.6	1,289.4	(4.0)	904.0	(302.5)	3.8	1,891.3
Net income	—	—	—	—	162.9	—	2.8	165.7
Other comprehensive income	—	—	—	4.0	—	—	—	4.0
Exercise of stock options and tax benefits of stock-based awards	1.3	—	43.5	—	—	—	—	43.5
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.4	—	24.0	—	—	—	—	24.0
Repurchases of common stock, at cost	(4.9)	—	—	—	—	(174.6)	—	(174.6)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(3.7)	—	—	—	10.0	6.3
Cash proceeds from (cash distributions to) noncontrolling interests	—	—	0.4	—	—	—	(2.2)	(1.8)
Balance at December 31, 2011	48.3	$0.6	$1,354.8	$—	$1,066.9	$(477.1)	$14.4	$1,959.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At December 31, 2011, on a consolidated basis, the Company operated 54 hospital campuses in 18 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or controlling member of such entities. Additionally, the Company consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s accompanying consolidated financial statements and notes to consolidated financial statements. Actual results could differ from those estimates.

Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment”, (“ASC 360-10”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $136.4 million, $120.6 million and $100.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement, as amended, with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of December 31, 2011 and 2010 were as follows (in millions):

	Carrying Amount		Fair Value
	2011	2010	2011	2010
Term B Loans	$443.7	$443.7	$432.6	$445.4
6.625% Senior Notes	$400.0	$400.0	$413.0	$398.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$592.3	$579.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$230.3	$225.6

The fair values of the Company’s Term B Loans and 6.625% Senior Notes were estimated using the average bid and ask price as determined by published rates. The fair values of the Company’s 3½% Notes and 3¼% Debentures were estimated using the quoted market prices determined by the closing share price of the Company’s common stock.

Interest Rate Swap

Through May 30, 2011, the Company had an interest rate swap in effect with Citibank, N.A. (“Citibank”) that the Company had designated as a cash flow hedge instrument. Effective May 30, 2011, the Company’s interest rate swap agreement matured. Through May 30, 2011, the fair value of the Company’s interest rate swap agreement was determined in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”), based on the amount at which it could be settled, which is referred to in ASC 815-10 as the exit price. The exit price was based upon observable market assumptions and appropriate valuation adjustments for credit risk. The Company categorized its interest rate swap as Level 2 in the fair value hierarchy, which ASC 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines as observable market-based inputs or unobservable inputs that are corroborated by market data.

Because the Company’s interest rate swap agreement matured on May 30, 2011, the fair value of the interest rate swap at December 31, 2011 was zero. The fair value of the Company’s interest rate swap at December 31, 2010 reflected a liability of $7.9 million and is included as a current liability under the caption “Interest rate swap” in the accompanying consolidated balance sheet. The Company’s interest rate swap is further described in Note 7.

Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011		2010		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,061.3	35.0%	$983.7	34.9%	$891.4	34.5%
Medicaid	432.1	14.3	410.8	14.6	313.9	12.1
HMOs, PPOs and other private insurers	1,446.6	47.8	1,360.1	48.2	1,335.4	51.6
Self-pay	565.3	18.7	475.1	16.9	390.1	15.1
Other	39.3	1.3	32.7	1.1	31.9	1.2
Revenues before provision for doubtful accounts	3,544.6	117.1	3,262.4	115.7	2,962.7	114.5
Provision for doubtful accounts	(518.5)	(17.1)	(443.8)	(15.7)	(375.4)	(14.5)
Revenues	$3,026.1	100.0%	$2,818.6	100.0%	$2,587.3	100.0%

Contractual Discounts and Cost Report Settlements

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $13.1 million, $4.9 million and $5.4 million, increases to net income of approximately $8.4 million, $3.2 million, and $3.4 million, and increases to diluted earnings per share of approximately $0.17, $0.06 and $0.06 for the years ended December 31, 2011, 2010 and 2009, respectively. The net cost report settlements due from the Company included as a current liability under the caption “Other current liabilities” in the accompanying consolidated balance sheets, were approximately $4.1 million at both December 31, 2011 and 2010. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2011, 2010 and 2009, the Company estimates that its costs of care provided under its charity care programs approximated $25.0 million, $18.4 million and $18.1 million, respectively.

The Company’s management estimates its costs of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. The Company’s gross charity care charges include only services provided to patients who are unable to pay and qualify under the Company’s local charity care policies. To the extent the Company receives reimbursement through the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients charges in its cost of care provided under its charity care program. Additionally, the Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

Previously, the Company reported its estimates of services provided under its charity care programs based on gross charges. In connection with the Company’s adoption of ASU 2010-23, “Measuring Charity Care for Disclosure,” (“ASU 2010-23”) amounts previously reported for care provided under its charity care programs have been restated to reflect the Company’s estimates of its direct and indirect costs of providing these services. This change had no impact on the Company’s results of operations.

Provision and Allowance for Doubtful Accounts

During the fourth quarter of 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). ASU 2011-7 requires the presentation of revenues net of the provision for doubtful accounts. Previously, the Company’s provision for doubtful accounts was included as a component of operating expenses. The impact of the Company’s adoption of ASU 2011-7 is further described in Note 2.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Recognized as a Reduction to Revenues(a)	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2011	$459.8	$517.7	$(440.1)	$537.4
Year ended December 31, 2010	$433.2	$442.7	$(416.1)	$459.8
Year ended December 31, 2009	$374.4	$379.7	$(320.9)	$433.2

(a)	Additions recognized as a reduction to revenues include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 55.5% and 54.3% as of December 31, 2011 and 2010, respectively. Additionally, as of December 31, 2011 and 2010, the allowances for doubtful accounts as a percentage of uninsured receivables were 82.3% and 84.2%, respectively.

Concentration of Revenues

During the years ended December 31, 2011, 2010 and 2009, approximately 49.3%, 49.5% and 46.6%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2011, 2010 and 2009:

	Hospitals in State as of December 31, 2011	Revenue Concentration by State
		Amount			% of Revenues
		2011	2010	2009	2011	2010	2009
Kentucky	9	$501.5	$478.9	$434.3	16.6%	17.0%	16.8%
Virginia	4	369.0	345.4	334.6	12.2	12.3	12.9
Tennessee	10	345.1	257.5	202.7	11.4	9.1	7.8
New Mexico	2	291.3	277.1	271.5	9.6	9.8	10.5
West Virginia	2	252.1	246.2	224.9	8.3	8.7	8.7
Arizona	2	199.1	201.2	182.3	6.6	7.1	7.0
Louisiana	5	195.4	177.8	172.5	6.5	6.3	6.7
Alabama	5	178.2	187.3	169.4	5.9	6.6	6.5

Certain changes have been made to the historical revenue by state table above to reflect the Company’s adoption of ASU 2011-7. Specifically, the historical revenue reported in the table above has been reduced by the Company’s provision for doubtful accounts.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Other Income

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA, collectively referred to as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology.

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services.

For the year ended December 31, 2011, the Company recognized $26.7 million in EHR incentive payments in accordance with the HITECH Act under the Medicaid program. These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date are included in the accompanying consolidated balance sheet under the caption “Other current assets”. As of December 31, 2011, outstanding receivables from Medicaid for EHR incentive payments totaled approximately $14.9 million.

The Company recognized EHR incentive payments during the second and third quarters of 2011 of $4.2 million and $11.0 million, respectively, which the Company included in revenues. During the fourth quarter of 2011 and retrospectively for the second and third quarters of 2011, the Company changed the classification of its EHR incentive payments from revenues to other income. The $26.7 million in EHR incentive payments recognized for the year ended December 31, 2011 include this reclassification. The quarterly impact of the change in the Company’s classification of EHR incentive payments recognized for the year ended December 31, 2011 is further described in Note 12.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of the EHR incentive payments.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Depreciation is calculated by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Capitalized internal-use software costs are amortized over their expected useful life, which is generally four years. Useful lives are as follows:

Years
Buildings and improvements (including those under capital leases)	10 – 40
Equipment	3 – 10
Equipment under capital leases	3 – 5

Depreciation expense was $162.2 million, $145.9 million and $141.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to assets under capital leases and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2011, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31, 2011 and 2010 (in millions):

	2011	2010
Buildings and improvements	$221.1	$221.6
Equipment	34.2	29.2
	255.3	250.8
Accumulated amortization	(71.3)	(58.8)
	$184.0	$192.0

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with ASC 360-10. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $1.1 million pre-tax impairment charge in continuing operations during the year ended December 31, 2009 related to the impairment of certain operating assets for which the Company considered its existing carrying amounts exceeded the current estimated fair values of these assets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2011, 2010 and 2009, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees; non-competition agreements; certificates of need and certificates of need exemptions; and licenses, provider numbers, accreditations and other. Contract-based physician minimum revenue guarantees and non-competition agreements are amortized over the terms of the agreements. The certificates of need, certificates of need exemptions, licenses, provider numbers, accreditations and other have been determined to have indefinite lives and, accordingly, are not amortized. The Company’s goodwill and intangible assets are further described in Note 4.

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

Point of Life Indemnity, Ltd.

The Company operates, with approval from the Cayman Islands Monetary Authority, a captive insurance company under the name Point of Life Indemnity, Ltd. Through this wholly-owned subsidiary of the Company, the captive insurance company issues malpractice insurance policies to certain of the Company’s employed physicians. Fees charged to these employed physicians are eliminated in consolidation. Reserves for the Company’s estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for professional liability self-insurance claims, as further discussed in this note.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. For all professional liability claims made after April 1, 2009, the Company’s self-insured retention level is $5.0 million per claim. For professional liability claims made before April 1, 2009, the Company’s self-insured retention level ranges from $10.0 million to $25.0 million per claim. Additionally, as of December 31, 2011, the Company’s self-insured retention level for workers’ compensation claims is $2.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state. The Company’s self-insured retention levels are evaluated annually as a part of its insurance program’s renewal process.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $45.3 million, $47.1 million, and $51.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 2.50%, 3.15%, and 3.60% at December 31, 2011, 2010, and 2009, respectively. As a result of the decreases in the applied discount rate during the years ended December 31, 2011, 2010, and 2009, the Company’s self-insurance claims expense increased by approximately $2.5 million, $1.6 million, and $1.2 million which decreased the Company’s net income by approximately $1.6 million, $1.0 million, and $0.8 million, or $0.03, $0.02, and $0.01 per diluted share, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more, while workers’ compensation claims are typically resolved in one to two years. Accordingly, the Company’s reserves for self-insured claims, comprised of estimated indemnity and expense payments related to reported events and incurred but not reported events as of the end of the period, include both a current and long-term component. The current portion of the Company’s reserves for self-insured claims is included under the caption “Other current liabilities” and the long-term portion is included under the caption “Reserves for self-insurance claims and other liabilities” in the accompanying consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2011 and 2010 (in millions):

	2011	2010
Current portion	$41.6	$32.8
Long-term portion	105.3	95.9
	$146.9	$128.7

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semiannual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2011 and 2010, the Company’s related self-insured claims expense decreased by $6.2 million and $3.7 million, which increased net income by approximately $3.9 million and $2.4 million, or $0.08 and $0.05 per diluted share, respectively. For the year ended December 31, 2009, the Company’s related self-insured claims expense increased by $2.5 million, which decreased net income by approximately $1.6 million, or $0.03 per diluted share.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $21.9 million and $17.2 million at December 31, 2011 and 2010, respectively.

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

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption of these interests features would require the delivery of cash. Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”.

In January, 2011, the Company formed a joint venture with Duke University Health System (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services in North Carolina and the surrounding area. During the year ended December 31, 2011, the Company, through its joint venture with Duke, acquired two hospitals and one ancillary service-line business, as more fully discussed in Note 3.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2011 and 2010 (in millions):

Balance at January 1, 2010	$12.0
Sales	4.4
Repurchases	(1.3)
Noncash adjustment to redemption amounts	0.2
Balance at December 31, 2010	15.3
Acquisition of Maria Parham (Note 3)	11.9
Noncash adjustment to redemption amounts	1.3
Repurchases	(2.3)
Balance at December 31, 2011	$26.2

Segment Reporting

The Company has five operating divisions as of December 31, 2011. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10.

In accordance with ASC 350-10, the Company has determined that its five operating divisions and related acute care hospitals comprise one reporting unit because of their similar economic characteristics in each of the following areas:

•	the way the Company manages its operations and extent to which its acquired facilities are integrated into its existing operations as a single reporting unit;
•	the Company’s goodwill is recoverable from the collective operations of its five operating divisions and related acute care hospitals and not individually from one single operating division or hospital;
•	its operating divisions are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and
•	because of the collective size of its five operating divisions, each division and acute care hospital benefits from its participation in a group purchasing organization.

Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as further described in Note 9. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation —  Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense based on the estimated grant date fair value of each stock-based award.

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of the Company’s employees. The Company’s defined contribution plan expense was $4.3 million, $11.7 million, and $15.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Effective January 1, 2011, the Company changed its discretionary matching policy from a pre-determined matching percentage to an annual discretionary match based on the Company’s performance.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Earnings (Loss) Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, as more fully discussed in Note 7 and Note 11. The computation of the Company’s basic and diluted EPS is set forth in Note 11.

Note 2. New Accounting Standards

ASU 2011-8, “Intangibles — Goodwill and Other” (“ASU 2011-8”)

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-8. Previously, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the resulting fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. ASU 2011-8 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.

In accordance with ASU 2011-8, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Additionally, ASU 2011-8 permits an entity to resume performing the qualitative assessment in any subsequent period. The Company adopted the provisions of ASU 2011-8 during the fourth quarter of 2011 without impact to the Company’s annual impairment tests as of October 1 for the year ended December 31, 2011, as further discussed in Note 1.

ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”

In July 2011, the FASB issued ASU 2011-7. ASU 2011-07 requires the presentation of revenues net of the provision for doubtful accounts as well as requiring certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. Previously, the Company’s provision for doubtful accounts was included as a component of operating expenses. The Company adopted the provisions of ASU 2011-7 during the fourth quarter of 2011 and retrospectively for all periods presented. The adoption of ASU 2011-7 changed the Company’s determination of revenues as well as operating costs, however, it did not impact the Company’s financial position, results of operations or cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2. New Accounting Standards  – (continued)

The following is a summary of the line items impacted by the adoption of ASU 2011-7 in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 (in millions):

	For the Years Ended December 31,
	2010			2009
	As Originally Reported	Adjustments for the Adoption of ASU 2011-7	As Currently Reported	As Originally Reported	Adjustments for the Adoption of ASU 2011-7	As Currently Reported
Revenues	$3,262.4	$(443.8)	$2,818.6	$2,962.7	$(375.4)	$2,587.3
Total operating expenses	3,021.3	(443.8)	2,577.5	2,740.7	(375.4)	2,365.3
Income from continuing operations before income taxes	$241.1	$—	$241.1	$222.0	$—	$222.0

In addition to the above noted changes, certain calculations and metrics that are based on revenues have been adjusted to reflect revenues including the provision for doubtful accounts.

ASU 2011-5, “Presentation of Comprehensive Income” (“ASU 2011-5”)

In June 2011, the FASB issued ASU 2011-5. ASU 2011-5 eliminated the Company’s previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-5 during the fourth quarter of 2011 and retrospectively for all periods presented with the inclusion of a separate, consecutive consolidated statement of comprehensive income. Through May 30, 2011, The Company’s only component of other comprehensive income related to changes in the fair value of its interest rate swap derivative instrument. Effective May 30, 2011, the Company’s interest rate swap agreement matured, as further discussed in Note 7. The adoption of ASU 2011-5 did not impact the Company’s financial position, results of operations or cash flows.

ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”)

Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-24 which further clarifies that health care entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded increases under the captions “Other assets” and “Reserves for self-insurance claims and other liabilities” in the accompanying consolidated balance sheet by $10.5 million as of December 31, 2010. The $10.5 million increase as of December 31, 2010 represents the Company’s estimate of recoveries for certain claims in excess of our self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2. New Accounting Standards  – (continued)

The following is a summary of the line items impacted by the adoption of ASU 2010-24 in the Company’s December 31, 2010 accompanying consolidated balance sheet (in millions):

	As Originally Reported	Adjustments for the Adoption of ASU 2010-24	As Currently Reported
Other	$9.7	$10.5	$20.2
Total assets	$4,152.4	$10.5	$4,162.9
Reserves for self-insurance claims and other liabilities	$121.3	$10.5	$131.8
Total liabilities	$2,245.8	$10.5	$2,256.3
Total liabilities and equity	$4,152.4	$10.5	$4,162.9

ASU 2010-23, “Measuring Charity Care for Disclosure”

In August 2010, the FASB issued ASU No. 2010-23. ASU 2010-23 standardizes the basis of disclosure of charity care as cost and specifies the elements of cost to be used in charity care disclosures. Effective January 1, 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2010-23, as more fully described in Note 1. The adoption of ASU 2010-23 had no impact on the Company’s results of operations.

Note 3. Acquisitions

2011 Acquisitions

Maria Parham Medical Center (“Maria Parham”)

Effective November 1, 2011, the Company, through its joint venture with Duke, acquired an 80% interest in Maria Parham, a 102 bed hospital located in Henderson, North Carolina for approximately $57.9 million. The Company has committed to invest in Maria Parham an additional $45.0 million in capital expenditures and improvements as well as an additional $8.0 million for the continuation of existing or initiation of new physician recruitment activities both over the next 10 years. The results of operations of Maria Parham are included in the Company’s results of operations beginning November 1, 2011.

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Current assets	$11.8
Property and equipment	68.1
Intangible assets	1.3
Total assets acquired, excluding cash	81.2
Current liabilities	10.0
Long-term liabilities	1.4
Total liabilities assumed	11.4
Redeemable noncontrolling interest	11.9
Net assets acquired	$57.9

In connection with the acquisition of Maria Parham, the Company entered into an agreement to provide management and administrative support for the operations of the hospital. The Company has concluded that due to its economic interest in Maria Parham combined with its agreement to provide management and administrative support, it is the primary beneficiary. Accordingly, the Company has consolidated the operations of Maria Parham in accordance with ASC 810, “Consolidations”.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3. Acquisitions  – (continued)

Person Memorial Hospital (“Person Memorial”)

Effective October 1, 2011, the Company, through its joint venture with Duke, acquired Person Memorial, a 110 bed hospital located in Roxboro, North Carolina for approximately $22.7 million. The Company has committed to invest in Person Memorial an additional $6.0 million in capital expenditures and improvements over the next 5 years with a total commitment of $15.0 million within the next 10 years as well as an additional $3.0 million for the continuation of existing or initiation of new physician recruitment activities over the next 5 years. The results of operations of Person Memorial are included in the Company’s results of operations beginning October 1, 2011.

The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Current assets	$6.2
Property and equipment	19.3
Intangible assets	0.9
Total assets acquired, excluding cash	26.4
Total liabilities assumed	3.7
Net assets acquired	$22.7

2010 Acquisitions

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

Clark Regional Medical Center (“Clark”)

Effective May 1, 2010, the Company acquired the operations, working capital and equipment of Clark, a 100 bed hospital located in Winchester, Kentucky for approximately $10.1 million. In connection with this transaction, the Company entered into a lease agreement for the existing Clark hospital. The Company has committed to spend an additional approximate $60.0 million to build and equip a new hospital to replace the current hospital facility. The Company began construction during the third quarter of 2010 and anticipates opening the replacement hospital in the second quarter of 2012. The results of operations of Clark are included in the Company’s results of operations beginning May 1, 2010.

2009 Acquisitions

Rockdale Medical Center (“Rockdale”)

Effective February 1, 2009, the Company acquired Rockdale Medical Center, a 138 bed hospital located in Conyers, Georgia, for approximately $82.6 million. The results of operations of Rockdale are included in the Company’s results of operations beginning February 1, 2009.

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $40.4 million, $17.2 million, and $4.8 million during the years ended December 31, 2011, 2010, and 2009, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 (in millions):

Balance at January 1, 2010	$1,523.0
Acquisition of Clark	1.3
Acquisition of HighPoint	25.0
Acquisitions of ancillary service-lines	1.4
Balance at December 31, 2010	1,550.7
Acquisitions of ancillary service-lines	18.0
Balance at December 31, 2011	$1,568.7

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2011 and 2010 (in millions):

	2011	2010
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$92.5	$87.2
Accumulated amortization	(48.7)	(37.9)
Net total	43.8	49.3
Non-competition agreements
Gross carrying amount	32.8	29.3
Accumulated amortization	(15.2)	(12.0)
Net total	17.6	17.3
Favorable payor contracts
Gross carrying amount	2.4	—
Accumulated amortization	(0.3)	—
Net total	2.1	—
Total amortized intangible assets
Gross carrying amount	127.7	116.5
Accumulated amortization	(64.2)	(49.9)
Net total	63.5	66.6
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	23.9	6.5
Licenses, provider numbers, accreditations and other	2.1	—
Net total	26.0	6.5
Total intangible assets:
Gross carrying amount	153.7	123.0
Accumulated amortization	(64.2)	(49.9)
Net total	$89.5	$73.1

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 4. Goodwill and Intangible Assets  – (continued)

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2011 and 2010, the Company’s liability for contract-based physician minimum revenue guarantees was $13.6 million and $18.0 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

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

Licenses, Provider Numbers, Accreditations and Other

Operating hospitals requires obtaining certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies. In connection with the Company’s acquisitions of Maria Parham, Person Memorial and other ancillary service-lines, as further discussed in Note 3, the Company attributed a portion of the purchase prices to licenses, provider numbers, accreditations and other intangibles. The Company has determined that these intangibles have an indefinite useful life.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2011, 2010, and 2009 was $23.4 million, $19.7 million, and $14.8 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2012	$25.4
2013	18.6
2014	9.9
2015	4.2
2016	1.2
Thereafter	4.2
$63.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2011, 2010, and 2009 consists of the following (in millions):

	2011	2010	2009
Current:
Federal	$72.8	$37.6	$88.2
State	8.3	4.5	6.8
	81.1	42.1	95.0
Deferred:
Federal	20.3	38.9	(14.5)
State	(4.8)	(2.5)	(3.6)
	15.5	36.4	(18.1)
Increase in valuation allowance	1.2	3.9	3.4
Total	$97.8	$82.4	$80.3

The increases in the valuation allowance during the years ended December 31, 2011, 2010 and 2009 were primarily the result of state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $753.0 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2031.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income from continuing operations before income taxes and including net income from non-controlling interests for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	2.1	1.6	1.4
Valuation allowances	0.5	1.6	1.5
Income tax liability reversals	—	(2.5)	(1.9)
Other items, net	—	(1.1)	0.6
Effective income tax rate	37.6%	34.6%	36.6%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Accounting for Income Taxes  – (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2011 and 2010 (in millions):

	2011	2010
Deferred income tax liabilities:
Depreciation and amortization	$(290.7)	$(227.3)
Amortization of convertible debt discounts	(22.5)	(32.3)
Prepaid expenses	(1.3)	(1.6)
Other	(14.3)	(10.5)
Total deferred income tax liabilities	(328.8)	(271.7)
Deferred income tax assets:
Provision for doubtful accounts	85.7	59.4
Employee compensation	59.5	58.7
Professional liability claims	45.2	38.7
Interest rate swap	—	2.7
Other	64.9	58.6
Total deferred income tax assets	255.3	218.1
Valuation allowance	(59.8)	(57.9)
Net deferred income tax assets	195.5	160.2
Net deferred income tax liabilities	$(133.3)	$(111.5)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Current	$125.7	$99.7
Long-term	(259.0)	(211.2)
Total	$(133.3)	$(111.5)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2011 and 2010 is as follows (in millions):

	2011	2010
Balance at beginning of year	$16.1	$42.3
Additions for tax positions of prior years	5.2	6.0
Reductions for tax positions of prior years	(5.5)	(29.2)
Reductions for settlements with taxing authorities	—	(0.4)
Reductions for lapse of statutes of limitations	(0.1)	(2.6)
Balance at end of year	$15.7	$16.1

The components of the long-term income tax liability at December 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Unrecognized tax benefits	$15.7	$16.1
Accrued interest and penalties	2.3	2.4
	$18.0	$18.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5. Accounting for Income Taxes  – (continued)

Of the $15.7 million of unrecognized tax benefits at December 31, 2011, $1.4 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2011 are tax positions of $14.3 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2011, the Company recorded a net $0.1 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $0.6 million from the expiration of federal and state statutes of limitation, settlements with taxing authorities and interest expense of $0.5 million on unrecognized tax benefits from prior years.

The Company’s U.S. Federal income tax returns for tax years 2008 and beyond remain subject to examination by the Internal Revenue Service. The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2005 and beyond remain subject to examination by various state taxing authorities. As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $4.0 million.

Note 6. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2011 and 2010 (in millions):

	2011	2010
Accrued interest	$14.0	$16.0
Short-term portion of reserves for self-insurance claims	41.6	32.8
Medical benefits liability	21.9	17.2
Physician minimum revenue guarantee liability	13.6	18.0
Estimated third party settlements	4.1	4.1
Accrued property taxes	7.6	6.0
Deferred revenues	13.0	0.5
Other	52.4	30.0
	$168.2	$124.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2011 and 2010 (in millions):

	2011	2010
Senior Borrowings:
Credit Agreement:
Term B Loans	$443.7	$443.7
6.625% Senior Notes	400.0	400.0
	843.7	843.7
Subordinated Borrowings:
3½% Notes	575.0	575.0
3¼% Debentures	225.0	225.0
Unamortized discounts on 3½% Notes and 3¼% Debentures	(55.5)	(79.8)
Other	—	0.1
	744.5	720.3
Capital leases	9.1	7.9
Total long-term debt	1,597.3	1,571.9
Less: current portion	1.9	1.4
	$1,595.4	$1,570.5

Maturities of the Company’s long-term debt at December 31, 2011, excluding unamortized discounts on 3½% Notes and 3¼% Debentures are as follows for the years indicated (in millions):

2012	$1.9
2013	1.5
2014	1,019.7
2015	0.9
2016	1.0
Thereafter	627.8
$1,652.8

Credit Agreement

Terms

The Company’s Credit Agreement provides for Term B Loans, Term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). The maturity date of the Term B Loans is contingent upon the refinancing of the Company’s outstanding 3½% Notes beyond their current maturity date of May 15, 2014. Assuming that the Company refinances its outstanding 3½% Notes beyond their current maturity date, the Term B Loans will mature on April 15, 2015. If the Company does not refinance its outstanding 3½% Notes at least 91 days prior to their current maturity date, the Term B Loans will mature on February 13, 2014. Additionally, the Term B Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Credit Agreement. The Company’s Term A Loans and our Revolving Loans components mature on December 15, 2012. At December 31, 2011, there were no Term A Loans or Revolving Loans outstanding. The Company is currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for its Credit Agreement. The Company’s Credit Agreement is guaranteed on a senior secured basis by its subsidiaries with certain limited exceptions.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

Letters of Credit and Availability

The Company’s Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Company’s Revolving Loans. As of December 31, 2011, the Company had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Company’s Credit Agreement, Revolving Loans available for borrowing were $320.2 million as of December 31, 2011.

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

As of December 31, 2011, the applicable annual interest rate under the Term B Loans was 3.28%, which was based on the 90-day adjusted LIBOR plus the applicable margins. The 90-day adjusted LIBOR was 0.53% at December 31, 2011. The weighted-average applicable annual interest rate for the year ended December 31, 2011 under the Term B Loans was 3.11%.

Covenants

The Company’s Credit Agreement requires it to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount the Company can spend on capital expenditures to no more than 10.0% of annual revenues. The Company was in compliance with these covenants as of December 31, 2011.

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

6.625% Senior Notes

Effective September 23, 2010, the Company issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay a portion of the Company’s outstanding borrowings under its Term B Loans. The Company intends to use the remaining proceeds from the borrowings under its 6.625% Senior Notes for general corporate purposes, which may include the repurchase of the Company’s outstanding common stock from time to time. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future subsidiaries that guarantee the Credit Agreement.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

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

Debt Extinguishment Costs

In connection with the Company’s issuance of its 6.625% Senior Notes and its partial repayment of the Term B Loans during the year ended December 31, 2010, the Company recorded $2.4 million, or $1.5 million net of income taxes, of debt extinguishment costs. The debt extinguishment costs include $1.2 million of previously capitalized loan costs and $1.2 million of loan costs related to the issuance of the 6.625% Senior Notes.

Unamortized Discounts on Convertible Debt

In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rates for its 3½% Notes and its 3¼% Debentures at their fair values at their date of issuance. The resulting discounts are amortized as a component of interest expense over the expected lives of similar liabilities that do not have associated equity components. Specifically, the Company is amortizing the discount for its 3½% Notes through May 2014, which is the maturity date of these notes, and for its 3¼% Debentures through February 2013, which is the first date that the holders of the 3¼% Debentures can redeem their debentures.

The following table provides information regarding the principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2011 and 2010 (in millions):

	2011	2010
3½% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(47.7)	(65.5)
Net carrying balance	$527.3	$509.5
3¼% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(7.8)	(14.3)
Net carrying balance	$217.2	$210.7

For the years ended December 31, 2011, 2010, and 2009, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2011	2010	2009
3½% Notes:
Contractual cash interest expense	$20.1	$20.1	$20.1
Non-cash interest expense (discount amortization)	17.8	16.5	15.4
Total interest expense	$37.9	$36.6	$35.5
3¼% Debentures:
Contractual cash interest expense	$7.3	$7.3	$7.3
Non-cash interest expense (discount amortization)	6.5	6.1	5.7
Total interest expense	$13.8	$13.4	$13.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective interest rates for the years ended December 31, 2011, 2010 and 2009 were 6.59%, 6.38%, and 6.17%, respectively, for the 3½% Notes and 6.13%, 5.95%, and 5.79%, respectively, for the 3¼% Debentures.

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

Through May 30, 2011, and for the year ended December 31, 2009, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. In connection with the Company’s quarterly effective assessments for the year ended December 31, 2010, the Company determined the hedge to be partially ineffective because the notional amount of the interest rate swap in effect at certain quarterly assessment points exceeded the Company’s outstanding variable rate borrowings under its Credit Agreement. The Company recognized an increase in interest expense of approximately $0.1 million related to the ineffective portion of the Company’s cash flow hedge for the year ended December 31, 2010. During the year ended December 31, 2011, the Company reclassed $1.1 million in previously recognized and cumulative ineffective losses to OCI in connection with the maturity of the Company’s interest rate swap agreement.

As of December 31, 2011 and 2010, the fair value and line item caption of the Company’s interest rate swap derivative instrument were as follows (in millions):

	Balance Sheet Location	2011	2010
Derivative designated as a hedging instrument under ASC 815-10:
Interest rate swap	Interest rate swap	$—	$7.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7. Long-Term Debt  – (continued)

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)			Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$6.8	$20.4	$16.8	Interest expense, net	$1.1	$(0.1)	$—

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

Note 8. Stockholders’ Equity

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides that up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the Board of Directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, which was amended and restated on February 25, 2009, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $125 per one one-thousandth of a share, subject to adjustment. As of December 31, 2011, and 2010 there was no Series A Preferred Stock outstanding.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Stockholders’ Equity  – (continued)

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

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2009, 2010 and 2011. The 2009 plan provided for the repurchase of up to $100.0 million shares of the Company’s common stock and expired in February 2011. The 2010 plan provided for the repurchase of up to $150.0 million shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million shares of the Company’s common stock, and, in connection with this repurchase plan, the Company entered into a trading plan in accordance with the SEC Rule 10b5-1 (the “10b5-1 Trading Plan”) on December 15, 2011. The 10b5-1 Trading Plan will expire on February 22, 2012 unless earlier terminated in accordance with its terms. The Company is not obligated to repurchase any specific number of shares under its repurchase plans. Through December 31, 2011, the Company had repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.1 million in accordance with the 2011 repurchase plan. As of December 31, 2011, the Company had remaining authority to repurchase up to an additional $184.9 million in shares in accordance with the 2011 repurchase plan. The Company has designated the shares repurchased in accordance with the repurchase plans as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8. Stockholders’ Equity  – (continued)

There were no repurchases made in accordance with stock repurchase plans during the year ended December 31, 2009. The following table summarizes the Company’s share repurchases in accordance with stock repurchase plans for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011			2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 repurchase plan	$—	—	N/A	$100.0	3.0	$33.21
2010 repurchase plan	103.6	3.0	$35.24	46.4	1.3	$34.90
2011 repurchase plan	65.1	1.8	$35.41	—	—	N/A
Total	$168.7	4.8		$146.4	4.3

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million, 0.2 million, and 0.2 million shares of certain vested LTIP and MSPP shares during the years ended December 31, 2011, 2010 and 2009 for an aggregate price of approximately $5.9 million, $5.7 million, and $3.1 million, respectively. The Company has designated these shares as treasury stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

During the fourth quarter of 2011 and retrospectively for all periods presented, the Company adopted the provisions of ASU 2011-5. ASU 2011-5 eliminated the Company’s previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present comprehensive income with the inclusion of a separate and consecutive statement.

Changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $6.8 million, $20.5 million and $16.8 million, or comprehensive gains net of taxes of $4.0 million, $13.4 million and $10.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s interest rate swap agreement matured effective May 30, 2011, as further discussed in Note 7.

Note 9. Compensation Plans

Stock-Based Compensation Plan Overview

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

Effective June 8, 2010, upon stockholders’ approval, the Company increased the shares available for grant under its LTIP, Amended and Restated Outside Directors Stock and Incentive Compensation Plan (“ODSICP”) and MSPP by an additional approximate 2.4 million, 0.1 million and 0.1 million shares, respectively. Of the 2.4 million increase in shares available for grant in accordance with the LTIP, 1.4 million shares are available for issuance as stock options and 1.0 million shares are available for issuance as nonvested stock, restricted stock and performance shares.

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

As of December 31, 2011, the Company is authorized to issue to its officers and employees approximately 18.1 million shares of the Company’s common stock in the form of stock options, nonvested stock, restricted stock and performance shares in accordance with the LTIP.

The Company granted stock options to purchase 882,990, 1,279,688, and 926,215 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the years ended December 31, 2011, 2010 and 2009, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the years ended December 31, 2011, 2010 and 2009 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company granted 422,470, 427,250, and 771,425 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP during the years ended December 31, 2011, 2010 and 2009, respectively. The nonvested stock awards granted during the years ended December 31, 2011, 2010 and 2009 have cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the years ended December 31, 2011, 2010 and 2009, 297,000, 317,000, and 307,500 were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues and earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during the years ended December 31, 2010 and 2009 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the year ended December 31, 2011, the Company has assumed that the performance goals will be achieved. If the performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

Outside Directors Stock and Incentive Compensation Plan

As of December 31, 2011, the Company is authorized to issue to its non-employee directors approximately 0.4 million shares of the Company’s common stock in the form of stock options, deferred stock units and restricted stock units in accordance with the ODSICP.

The ODSICP provides the Company’s non-employee directors an opportunity to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either three years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid as a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award.

The Company granted 24,143, 27,475, and 34,762 restricted stock units to its non-employee directors in accordance with the ODSICP during the years ended December 31, 2011, 2010 and 2009, respectively. All of the restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 are fully vested and are no longer subject to forfeiture. The non-employee director’s receipt of shares of the Company’s common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

Management Stock Purchase Plan

As of December 31, 2011, the Company is authorized to issue to its officers and employees approximately 0.4 million shares of the Company’s common stock in the form of restricted stock in accordance with the MSPP.

The MSPP provides the Company’s officers and employees an opportunity to purchase shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. The Company granted 47,081, 52,048, and 57,748 shares of restricted stock to certain of its officers and employees in accordance with the MSPP during the years ended December 31, 2011, 2010 and 2009, respectively. The restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 cliff-vest three years from the grant date.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	36.0%	39.9%	40.3%
Risk free interest rate (range)	0.01% – 3.58%	0.06% – 3.69%	0.05% – 3.58%
Expected dividends	—	—	—
Average expected term (years)	5.4	5.4	5.4
Fair value per share of stock options granted	$11.73	$11.22	$8.02

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
December 31, 2011

Note 9. Compensation Plans  – (continued)

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2011 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2010	4,470,488	$31.10	$11.08	$49.5	$28.4	6.48
Exercisable at December 31, 2010	2,456,728	$33.49	$12.05	$29.6	$11.2	4.73
Unvested at December 31, 2010	2,013,760	$28.20	$9.89	$19.9	$17.2	8.62
Granted	882,990	$35.87	$11.73	$10.4	N/A	N/A
Forfeited (pre-vest cancellation)	(44,082)	$32.33	$11.23	$(0.5)	N/A	N/A
Exercised	(1,316,301)	$29.65	$9.99	$(13.2)	$13.4	N/A
Expired (post-vest cancellation)	(273,830)	$40.32	$17.30	$(4.7)	N/A	N/A
Vested	952,355	$27.19	$9.36	$8.9	N/A	N/A
Outstanding at December 31, 2011	3,719,265	$31.97	$11.16	$41.5	$20.9	6.95
Exercisable at December 31, 2011	1,818,952	$31.74	$11.34	$20.6	$11.4	5.29
Unvested at December 31, 2011	1,900,313	$32.18	$10.98	$20.9	$9.4	8.54

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $13.4 million, $5.4 million, and $8.1 million, respectively. The Company received $39.0 million, $20.4 million, and $10.8 million in cash from stock option exercises for the years ended December 31, 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.6 million, $0.6 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $12.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to three years.

A summary of other stock-based award activity in accordance with the LTIP, ODSICP and MSPP during the year ended December 31, 2011 is as follows:

Other Stock-Based Awards	Number of Shares	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2010	1,606,657	$24.57	$39.5	$59.0
Granted	493,694	$33.63	16.6	N/A
Vested	(548,348)	$25.05	(13.7)	19.9
Forfeited (pre-vest cancellation)	(28,469)	$20.82	(0.6)	N/A
Outstanding at December 31, 2011	1,523,534	$27.46	$41.8	$56.6
Unvested at December 31, 2011	1,437,154	$27.14	$39.0	$53.4

The Company received $1.2 million, $1.0 million, and $1.0 million for the issuance of restricted stock in accordance with the MSPP during the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was $15.9 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP, ODSICP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2011, 2010 and 2009:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
January 1, 2009	3,776,437	4,797,560	$30.13	1,461,821	$31.68	9,582
Stock option grants	(926,215)	926,215	22.24	—	—	—
Other stock-based awards grants	(863,935)	—	—	863,935	20.71	—
Deferred stock unit grants	(1,464)	—	—	—	—	1,464
Stock option exercises	—	(746,822)	14.30	—	—	—
Other stock-based awards vested	—	—	—	(447,380)	34.44	—
Stock option cancellations	703,277	(753,277)	34.23	—	—	—
Other stock-based awards cancellations	125,105	—	—	(125,105)	27.56	—
December 31, 2009	2,813,205	4,223,676	30.47	1,753,271	25.87	11,046
Increase in shares available for grant	2,455,000	—	—	—	—	—
Stock option grants	(1,279,688)	1,279,688	31.59	—	—	—
Other stock-based awards grants	(506,773)	—	—	506,773	29.41	—
Deferred stock unit grants	(700)	—	—	—	—	700
Stock option exercises	—	(737,923)	27.67	—	—	—
Other stock-based awards vested	—	—	—	(561,629)	33.34	—
Stock option cancellations	294,953	(294,953)	32.77	—	—	—
Other stock-based awards cancellations	91,758	—	—	(91,758)	23.11	—
December 31, 2010	3,867,755	4,470,488	31.10	1,606,657	24.57	11,746
Stock option grants	(882,990)	882,990	35.87	—	—	—
Other stock-based awards grants	(493,694)	—	—	493,694	33.63	—
Deferred stock unit grants	(798)	—	—	—	—	798
Stock option exercises	—	(1,316,301)	29.65	—	—	—
Other stock-based awards vested	—	—	—	(548,348)	25.05	—
Deferred stock units vested	—	—	—	—	—	(1,465)
Stock option cancellations	317,912	(317,912)	39.21	—	—	—
Other stock-based awards cancellations	28,469	—	—	(28,469)	20.82	—
December 31, 2011	2,836,654 (a)	3,719,265	$31.97	1,523,534	$27.46	11,079

(a)	Of the 2,836,654 shares available for grant as of December 31, 2011, 2,119,073 are available for grant as stock options in accordance with the LTIP; 626,479 are available for grant as other stock-based awards in accordance with the LTIP; 43,932 are available for grant in accordance with the ODSICP; and 47,170 are available for grant in accordance with the MSPP.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 9. Compensation Plans  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Other stock-based awards	$14.7	$13.9	$15.5
Stock options	9.3	8.5	6.8
Total stock-based compensation expense	$24.0	$22.4	$22.3
Tax benefits on stock-based compensation expense	$9.7	$9.0	$9.2

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011, there was $28.1 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.5 years.

Deferred Cash Awards

Commencing in 2010, the Company began granting deferred cash awards to certain employees. The deferred cash awards are subject to continuing service requirements and a ratable vesting term of three years. The Company recognizes compensation expense for these awards over their requisite service period. For the years ended December 31, 2011 and 2010, expense related to the Company’s deferred cash awards was approximately $3.2 million and $1.4 million, respectively. As of December 31, 2011, there was $7.6 million of total unrecognized compensation costs related to the Company’s deferred cash awards.

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
December 31, 2011

Note 10. Commitments and Contingencies  – (continued)

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $36.8 million at December 31, 2011. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $13.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to accommodate patient services more effectively, restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services, and implementing various information system initiatives in its efforts to comply with the HITECH Act. The Company has incurred approximately $105.7 million in uncompleted projects as of December 31, 2011, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2011, the Company had uncompleted projects with an estimated cost to complete and equip of approximately $80.7 million. The Company has committed to invest an additional $60.0 million in capital expenditures and improvements in Maria Parham and Person Memorial over the next 10 years as further discussed in Note 3. The Company is subject to annual capital expenditure commitments in connection with several of its facilities, in addition to those for Maria Parham and Person Memorial.

Development Agreement with the City of Ennis

The Company entered into an agreement with the City of Ennis, Texas during 2005 to construct and equip a new hospital to replace the existing Ennis Regional Medical Center. During 2007, the Company completed the construction of the new facility for approximately $35.0 million, all of which was paid for by the Company. Pursuant to the terms of the agreement, the City of Ennis paid $14.7 million of the construction cost to the Company, and the Company entered into a 40-year lease agreement as lessee of the facility from the City. The Company recorded the $14.7 million payment from the City as a deferred income liability which the Company is amortizing on a straight-line basis over the term of the lease. As of December 31, 2011, the unamortized deferred income liability was $12.8 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 10. Commitments and Contingencies  – (continued)

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2011, 2010 and 2009 was $30.0 million, $27.0 million, and $26.4 million, respectively.

Future minimum lease payments at December 31, 2011, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital Lease Obligations	Total
2012	$17.3	$3.7	$21.0
2013	11.9	2.9	14.8
2014	7.5	2.3	9.8
2015	5.1	2.1	7.2
2016	1.9	1.9	3.8
Thereafter	9.3	9.0	18.3
	$53.0	$21.9	$74.9
Less: interest portion		(12.8)
Long-term obligations under capital leases		$9.1

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 (dollars and shares in millions, except per share amounts):

	2011	2010	2009
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc:
Income from continuing operations	$165.5	$158.7	$141.7
Less: Net income attributable to noncontrolling interests	(2.8)	(3.1)	(2.5)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	162.7	155.6	139.2
Income (loss) from discontinued operations, net of income taxes	0.2	(0.1)	(5.1)
Net income attributable to LifePoint Hospitals, Inc.	$162.9	$155.5	$134.1
Denominator:
Weighted average shares outstanding – basic	49.3	52.2	52.7
Effect of dilutive securities: stock options and other stock-based awards	1.2	1.3	1.1
Weighted average shares outstanding – diluted	50.5	53.5	53.8
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$3.30	$2.98	$2.64
Discontinued operations	—	—	(0.10)
Net income	$3.30	$2.98	$2.54
Diluted earnings (loss) per share:
Continuing operations	$3.22	$2.91	$2.59
Discontinued operations	—	—	(0.10)
Net income	$3.22	$2.91	$2.49

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the years ended December 31, 2011, 2010 and 2009.

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein. As more fully discussed in Note 2, the Company adopted ASU 2011-7, which requires the presentation of revenues net of the provision for doubtful accounts. Additionally and as more fully discussed in Note 1, during the fourth quarter of 2011, the Company determined that its Medicaid EHR incentive payments were more appropriately accounted for under a gain contingency accounting model. The Company’s adoption of these new accounting standards as well as the change in accounting for the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12. Unaudited Quarterly Financial Information  – (continued)

Company’s Medicaid EHR incentive payments resulted in historical changes to the amounts reported and classified as Revenues. However, these changes had no impact on the Company’s financial position, results of operations or cash flows.

The following summarizes the results of the Company’s unaudited quarterly financial information for the periods indicated (dollars in millions, except per share amounts):

	2011
	First	Second	Third	Fourth
Revenues	$758.5	$747.1	$739.2	$781.3
Income from continuing operations	$46.5	$41.1	$39.6	$38.3
Income (loss) from discontinued operations, net of income taxes	0.3	—	(0.1)	—
Net income	46.8	41.1	39.5	38.3
Less: Net income attributable to noncontrolling interests	(0.7)	(0.8)	(0.7)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$40.3	$38.8	$37.7
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.91	$0.79	$0.79	$0.80
Discontinued operations	0.01	—	—	—
Net income	$0.92	$0.79	$0.79	$0.80
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.89	$0.77	$0.77	$0.78
Discontinued operations	—	—	—	—
Net income	$0.89	$0.77	$0.77	$0.78

	2010
	First	Second	Third	Fourth
Revenues	$684.1	$685.6	$716.0	$732.9
Income from continuing operations	$44.2	$38.2	$39.2	$37.1
(Loss) income from discontinued operations, net of income taxes	(0.4)	0.1	0.3	(0.1)
Net income	43.8	38.3	39.5	37.0
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)	(0.7)	(0.8)
Net income attributable to LifePoint Hospitals, Inc.	$42.9	$37.6	$38.8	$36.2
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.82	$0.71	$0.74	$0.72
Discontinued operations	(0.01)	—	—	—
Net income	$0.81	$0.71	$0.74	$0.72
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders(a):
Continuing operations	$0.80	$0.69	$0.72	$0.70
Discontinued operations	(0.01)	—	—	—
Net income	$0.79	$0.69	$0.73	$0.70

(a)	Total per share amounts may not add due to rounding.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 12. Unaudited Quarterly Financial Information  – (continued)

The following is a summary of the line items impacted as a result of the Company’s adoption of ASU 2011-7 as well as its change in accounting for Medicaid EHR incentive payments for the Company’s previously reported unaudited quarterly financial information for the periods presented (in millions):

	As Originally Reported	Adjustments for the Adoption of ASU 2011-7	Adjustments for Change in Accounting for Medicaid EHR Incentive Payments	As Currently Reported
First Quarter 2011
Revenues	$888.6	$(130.1)	$—	$758.5
Total operating expenses	813.7	(130.1)	—	683.6
Income from continuing operations before income taxes	$74.9	$—	$—	$74.9
Second Quarter 2011
Revenues	$877.6	$(126.3)	$(4.2)	$747.1
Total operating expenses	811.2	(126.3)	(4.2)	680.7
Income from continuing operations before income taxes	$66.4	$—	$—	$66.4
Third Quarter 2011
Revenues	$877.2	$(127.0)	$(11.0)	$739.2
Total operating expenses	814.8	(127.0)	(11.0)	676.8
Income from continuing operations before income taxes	$62.4	$—	$—	$62.4
First Quarter 2010
Revenues	$786.2	$(102.1)	$—	$684.1
Total operating expenses	715.4	(102.1)	—	613.3
Income from continuing operations before income taxes	$70.8	$—	$—	$70.8
Second Quarter 2010
Revenues	$790.6	$(105.0)	$—	$685.6
Total operating expenses	729.1	(105.0)	—	624.1
Income from continuing operations before income taxes	$61.5	$—	$—	$61.5
Third Quarter 2010
Revenues	$832.3	$(116.3)	$—	$716.0
Total operating expenses	777.5	(116.3)	—	661.2
Income from continuing operations before income taxes	$54.8	$—	$—	$54.8
Fourth Quarter 2010
Revenues	$853.3	$(120.4)	$—	$732.9
Total operating expenses	799.3	(120.4)	—	678.9
Income from continuing operations before income taxes	$54.0	$—	$—	$54.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 13. Subsequent Event

In January 2012, the Company, through its joint venture with Duke, signed a definitive agreement to purchase an 80% interest in Twin County Regional Healthcare, located in Galax, Virginia. The acquisition is subject to approval by the State of Virginia’s Attorney General and the satisfaction of other customary closing conditions. The Company anticipates closing this transaction during the first half of 2012.

Note 14. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,207.0	$337.6	$—	$3,544.6
Provision for doubtful accounts	—	470.5	48.0	—	518.5
Revenues	—	2,736.5	289.6	—	3,026.1
Salaries and benefits	24.0	1,232.8	107.9	—	1,364.7
Supplies	—	414.8	54.7	—	469.5
Other operating expenses	0.2	630.2	52.0	—	682.4
Other income	—	(24.6)	(2.1)	—	(26.7)
Equity in earnings of affiliates	(216.5)	—	—	216.5	—
Depreciation and amortization	—	148.1	17.7	—	165.8
Interest expense, net	34.2	70.8	2.1	—	107.1
Management (income) fees	—	(9.6)	9.6	—	—
	(158.1)	2,462.5	241.9	216.5	2,762.8
Income (loss) from continuing operations before income taxes	158.1	274.0	47.7	(216.5)	263.3
(Benefit) provision for income taxes	(4.8)	102.6	—	—	97.8
Income (loss) from continuing operations	162.9	171.4	47.7	(216.5)	165.5
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income (loss)	162.9	171.6	47.7	(216.5)	165.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.0)	—	(2.8)
Net income (loss) attributable to LifePoint Hospitals, Inc.	$162.9	$170.8	$45.7	$(216.5)	$162.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$2,961.9	$300.5	$—	$3,262.4
Provision for doubtful accounts	—	405.2	38.6	—	443.8
Revenues	—	2,556.7	261.9	—	2,818.6
Salaries and benefits	22.4	1,153.6	94.3	—	1,270.3
Supplies	—	392.7	50.3	—	443.0
Other operating expenses	0.4	557.8	47.0	—	605.2
Equity in earnings of affiliates	(215.4)	—	—	215.4	—
Depreciation and amortization	—	134.1	14.4	—	148.5
Interest expense, net	41.2	66.4	0.5	—	108.1
Debt retirement costs	2.3	0.1	—	—	2.4
Management (income) fees	—	(8.6)	8.6	—	—
	(149.1)	2,296.1	215.1	215.4	2,577.5
Income (loss) from continuing operations before income taxes	149.1	260.6	46.8	(215.4)	241.1
(Benefit) provision for income taxes	(6.4)	88.8	—	—	82.4
Income (loss) from continuing operations	155.5	171.8	46.8	(215.4)	158.7
Loss from discontinued operations, net of taxes	—	(0.1)	—	—	(0.1)
Net income (loss)	155.5	171.7	46.8	(215.4)	158.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.3)	—	(3.1)
Net income (loss) attributable to LifePoint Hospitals, Inc.	$155.5	$170.9	$44.5	$(215.4)	$155.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2009
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$2,691.2	$271.5	$—	$2,962.7
Provision for doubtful accounts	—	343.5	31.9	—	375.4
Revenues	—	2,347.7	239.6	—	2,587.3
Salaries and benefits	22.3	1,058.8	89.8	—	1,170.9
Supplies	—	365.9	43.2	—	409.1
Other operating expenses	0.4	493.9	43.7	—	538.0
Equity in earnings of affiliates	(188.7)	—	—	188.7	—
Depreciation and amortization	—	130.1	12.9	—	143.0
Interest expense (income), net	38.2	65.8	(0.8)	—	103.2
Impairment charge	—	1.1	—	—	1.1
Management (income) fees	—	(8.2)	8.2	—	—
	(127.8)	2,107.4	197.0	188.7	2,365.3
Income (loss) from continuing operations before income taxes	127.8	240.3	42.6	(188.7)	222.0
(Benefit) provision for income taxes	(6.3)	86.6	—	—	80.3
Income (loss) from continuing operations	134.1	153.7	42.6	(188.7)	141.7
Loss from discontinued operations, net of taxes	—	(5.1)	—	—	(5.1)
Net income (loss)	134.1	148.6	42.6	(188.7)	136.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(1.7)	—	(2.5)
Net income (loss) attributable to LifePoint Hospitals, Inc.	$134.1	$147.8	$40.9	$(188.7)	$134.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106.2	$20.0	$—	$126.2
Accounts receivable, net	—	373.6	57.0	—	430.6
Inventories	—	75.4	11.8	—	87.2
Prepaid expenses	0.1	24.7	1.6	—	26.4
Income taxes receivable	1.6	—	—	—	1.6
Deferred tax assets	125.7	—	—	—	125.7
Other current assets	—	42.3	—	—	42.3
	127.4	622.2	90.4	—	840.0
Property and equipment:
Land	—	74.1	19.4	—	93.5
Buildings and improvements	—	1,427.5	204.1	—	1,631.6
Equipment	—	991.3	92.7	—	1,084.0
Construction in progress	—	102.6	3.1	—	105.7
	—	2,595.5	319.3	—	2,914.8
Accumulated depreciation	—	(1,001.2)	(83.2)	—	(1,084.4)
	—	1,594.3	236.1	—	1,830.4
Deferred loan costs, net	21.7	—	—	—	21.7
Intangible assets, net	—	46.7	42.8	—	89.5
Investments in subsidiaries	1,467.9	—	—	(1,467.9)	—
Other	1.0	16.7	2.1	—	19.8
Goodwill	—	1,413.1	155.6	—	1,568.7
Total assets	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.5	$11.1	$—	$99.6
Accrued salaries	—	94.3	8.8	—	103.1
Other current liabilities	14.0	141.1	13.1	—	168.2
Current maturities of long-term debt	—	1.5	0.4	—	1.9
	14.0	325.4	33.4	—	372.8
Long-term debt	1,588.2	6.0	1.2	—	1,595.4
Intercompany	(2,206.4)	2,151.4	55.0	—	—
Deferred income tax liabilities	259.0	—	—	—	259.0
Reserves for self-insurance claims and other liabilities	—	113.2	25.9	—	139.1
Long-term income tax liability	18.0	—	—	—	18.0
Total liabilities	(327.2)	2,596.0	115.5	—	2,384.3
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders’ equity	1,945.2	1,095.5	372.4	(1,467.9)	1,945.2
Noncontrolling interests	—	1.5	12.9	—	14.4
Total equity	1,945.2	1,097.0	385.3	(1,467.9)	1,959.6
Total liabilities and equity	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$162.9	$171.6	$47.7	$(216.5)	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(216.5)	—	—	216.5	—
Stock-based compensation	24.0	—	—	—	24.0
Depreciation and amortization	—	148.1	17.7	—	165.8
Amortization of physician minimum revenue guarantees	—	17.8	2.0	—	19.8
Amortization of convertible debt discounts	24.3	—	—	—	24.3
Amortization of deferred loan costs	5.9	—	—	—	5.9
Deferred income taxes	23.1	—	—	—	23.1
Reserve for self-insurance claims, net of payments	—	17.4	0.6	—	18.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(13.3)	(16.2)	—	(29.5)
Inventories and other current assets	(0.1)	(19.8)	(0.2)	—	(20.1)
Accounts payable and accrued expenses	(2.0)	9.1	(4.2)	—	2.9
Income taxes payable /receivable	3.9	—	—	—	3.9
Other	—	(2.5)	0.1	—	(2.4)
Net cash provided by operating activities-continuing operations	25.5	328.2	47.5	—	401.2
Net cash provided by operating activities-discontinued operations	—	0.3	—	—	0.3
Net cash provided by operating activities	25.5	328.5	47.5	—	401.5
Cash flows from investing activities:
Purchases of property and equipment	—	(205.3)	(14.6)	—	(219.9)
Acquisitions, net of cash acquired	—	(2.0)	(119.0)	—	(121.0)
Other	(1.0)	(0.2)	—	—	(1.2)
Net cash used in investing activities	(1.0)	(207.5)	(133.6)	—	(342.1)
Cash flows from financing activities:
Payments on borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(174.6)	—	—	—	(174.6)
Payment of debt financing costs	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	39.0	—	—	—	39.0
Proceeds from employee stock purchase plans	1.2	—	—	—	1.2
Proceeds from (distributions to) noncontrolling interests	—	1.5	(3.3)	—	(1.8)
Repurchases of redeemable noncontrolling interests	—	—	(2.3)	—	(2.3)
Change in intercompany balances with affiliates, net	110.3	(211.9)	101.6	—	—
Capital lease payments and other	—	(1.4)	(0.2)	—	(1.6)
Net cash (used in) provided by financing activities	(24.5)	(211.9)	95.8	—	(140.6)
Change in cash and cash equivalents	—	(90.9)	9.7	—	(81.2)
Cash and cash equivalents at beginning of year	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of year	$—	$106.2	$20.0	$—	$126.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$155.5	$171.7	$46.8	$(215.4)	$158.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.1	—	—	0.1
Equity in earnings of affiliates	(215.4)	—	—	215.4	—
Stock-based compensation	22.4	—	—	—	22.4
Depreciation and amortization	—	134.1	14.4	—	148.5
Amortization of physician minimum revenue guarantees	—	15.6	1.5	—	17.1
Amortization of convertible debt discounts	22.6	—	—	—	22.6
Amortization of deferred loan costs	7.1	—	—	—	7.1
Debt extinguishment costs	2.3	0.1	—	—	2.4
Deferred income tax benefit	(29.0)	—	—	—	(29.0)
Reserve for self-insurance claims, net of payments	—	10.8	(0.5)	—	10.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(39.9)	0.8	—	(39.1)
Inventories and other current assets	—	(4.7)	(0.7)	—	(5.4)
Accounts payable and accrued expenses	7.1	7.5	(1.4)	—	13.2
Income taxes payable /receivable	48.8	—	—	—	48.8
Other	(0.2)	(1.6)	(0.1)	—	(1.9)
Net cash provided by operating activities-continuing operations	21.2	293.7	60.8	—	375.7
Net cash used in operating activities-discontinued operations	—	(1.6)	—	—	(1.6)
Net cash provided by operating activities	21.2	292.1	60.8	—	374.1
Cash flows from investing activities:
Purchases of property and equipment	—	(160.6)	(8.1)	—	(168.7)
Acquisitions, net of cash acquired	—	(172.1)	(12.8)	—	(184.9)
Other	—	—	—	—	—
Net cash used in investing activities	—	(332.7)	(20.9)	—	(353.6)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	—	—	400.0
Payments on borrowings	(249.2)	(6.0)	—	—	(255.2)
Repurchases of common stock	(152.1)	—	—	—	(152.1)
Payment of debt financing costs	(13.7)	—	—	—	(13.7)
Proceeds from exercise of stock options	20.4	—	—	—	20.4
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Proceeds from (distributions to) noncontrolling interests	—	1.0	(3.4)	—	(2.4)
Sales of redeemable noncontrolling interests	—	—	3.1	—	3.1
Change in intercompany balances with affiliates, net	(27.6)	65.5	(37.9)	—	—
Capital lease payments and other	—	(1.2)	(0.2)	—	(1.4)
Net cash (used in) provided by financing activities	(21.2)	59.3	(38.4)	—	(0.3)
Change in cash and cash equivalents	—	18.7	1.5	—	20.2
Cash and cash equivalents at beginning of year	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of year	$—	$197.1	$10.3	$—	$207.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(In millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$134.1	$148.6	$42.6	$(188.7)	$136.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	5.1	—	—	5.1
Equity in earnings of affiliates	(188.7)	—	—	188.7	—
Stock-based compensation	22.3	—	—	—	22.3
Depreciation and amortization	—	130.1	12.9	—	143.0
Amortization of physician minimum revenue guarantees	—	12.7	0.9	—	13.6
Amortization of convertible debt discounts	21.1	—	—	—	21.1
Amortization of deferred loan costs	8.3	—	—	—	8.3
Deferred income tax benefit	(7.2)	—	—	—	(7.2)
Reserve for self-insurance claims, net of payments	—	10.2	6.6	—	16.8
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	—	(1.5)	(2.0)	—	(3.5)
Inventories and other current assets	—	(6.8)	(0.1)	—	(6.9)
Accounts payable and accrued expenses	(1.3)	(7.7)	(1.7)	—	(10.7)
Income taxes payable /receivable	9.9	—	—	—	9.9
Other	(0.1)	3.7	(1.7)	—	1.9
Net cash (used in) provided by operating activities-continuing operations	(1.6)	294.4	57.5	—	350.3
Net cash used in operating activities-discontinued operations	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by operating activities	(1.6)	294.0	57.5	—	349.9
Cash flows from investing activities:
Purchases of property and equipment	—	(157.5)	(9.1)	—	(166.6)
Acquisitions, net of cash acquired	—	(81.4)	—	—	(81.4)
Other	—	3.9	—	—	3.9
Net cash used in investing activities-continuing operations	—	(235.0)	(9.1)	—	(244.1)
Net cash provided by investing activities-discontinued operations	—	19.6	—	—	19.6
Net cash used in investing activities	—	(215.4)	(9.1)	—	(224.5)
Cash flows from financing activities:
Payments on borrowings	(13.5)	—	—	—	(13.5)
Repurchases of common stock	(3.1)	—	—	—	(3.1)
Proceeds from exercise of stock options	10.8	—	—	—	10.8
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Distributions to noncontrolling interests	—	(1.6)	(2.6)	—	(4.2)
Repurchases of redeemable noncontrolling interests	—	—	(0.8)	—	(0.8)
Change in intercompany balances with affiliates, net	6.4	37.5	(43.9)	—	—
Capital lease payments and other	—	(3.8)	(0.3)	—	(4.1)
Net cash provided by (used in) financing activities	1.6	32.1	(47.6)	—	(13.9)
Change in cash and cash equivalents	—	110.7	0.8	—	111.5
Cash and cash equivalents at beginning of year	—	67.7	8.0	—	75.7
Cash and cash equivalents at end of year	$—	$178.4	$8.8	$—	$187.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 17, 2012.

LIFEPOINT HOSPITALS, INC.
By: /s/ WILLIAM F. CARPENTER III William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2012
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 17, 2012
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 17, 2012
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 17, 2012
/s/ DEWITT EZELL, JR DeWitt Ezell, Jr	Director	February 17, 2012
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 17, 2012
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 17, 2012
/s/ JOHN E. MAUPIN, JR., D.D.S John E. Maupin, Jr., D.D.S	Director	February 17, 2012
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Lead Director	February 17, 2012

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.6	—	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee, relating to Province Healthcare Company’s 7½% Senior Subordinated Notes due 2013 (incorporated by reference from exhibits to the Province Healthcare Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-31320).
4.7	—	Second Supplemental Indenture to Subordinated Indenture, dated as of April 1, 2005, by and among Province Healthcare Company and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Province Healthcare Company Current Report on Form 8-K dated April 1, 2005, File No. 001-31320).
4.8	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.9	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.10	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

Exhibit Number		Description of Exhibits
4.11	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement, dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies (incorporated by reference from exhibits to the Historic LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, File No. 000-29818).
10.3	—	Amended and Restated 1998 Long-Term Incentive Plan, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.12	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.13	—	Amendment dated March 24, 2009, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-51251).*
10.14	—	Amendment dated April 27, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix F to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.15	—	Amendment dated June 8, 2010, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan (incorporated by reference from Appendix E to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.16	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.17	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.18		Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.19		Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.20	—	Credit Agreement, dated as of April 15, 2005, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citicorp North America, Inc. as administrative agent, Bank of America, N.A., CIBC World Markets Corp., SunTrust Bank, UBS Securities LLC, as co- syndication agents and Citigroup Global Markets, Inc., as sole lead arranger and sole bookrunner (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated April 19, 2005, File No. 000-51251).
10.21	—	Incremental Facility Amendment dated August 23, 2005, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 23, 2005, File No. 000-51251).
10.22	—	Amendment No. 2 to the Credit Agreement, dated October 14, 2005, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated October 18, 2005, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.23	—	Incremental Facility Amendment No. 3 to the Credit Agreement, dated June 30, 2006 among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent and the lenders party thereto. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated June 30, 2006, File No. 000-51251).
10.24	—	Incremental Facility Amendment No. 4 to the Credit Agreement, dated September 8, 2006, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated September 12, 2006, File No. 000-51251).
10.25	—	Amendment No. 5 to the Credit Agreement, dated as of May 11, 2007, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc., as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 24, 2007, File No. 000-51251).
10.26	—	Amendment No. 6 to the Credit Agreement, dated as of April 6, 2009, among LifePoint Hospitals, Inc., as borrower, Citicorp North America, Inc., as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).
10.27	—	Amendment No. 7 to the Credit Agreement, dated as of February 26, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated March 1, 2010, File No. 000-51251).
10.28		Amendment No. 8 to the Credit Agreement, dated as of September 17, 2010, among LifePoint Hospitals, Inc. as borrower, Citicorp North America, Inc. as administrative agent, and the lenders party thereto (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, File No. 000-51251).
10.29	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.30	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.31	—	Confirmation, dated as of June 2, 2006, between LifePoint Hospitals, Inc. and Citibank, N.A. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.32	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.33	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 29, 2008, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.34	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith