Form 10-Q
period 2012-03-31
LIFEPOINT HOSPITALS, INC.
filed 2012-04-27
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 20, 2012, the number of outstanding shares of the registrant’s Common Stock was 48,767,191.

LIFEPOINT HOSPITALS, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues before provision for doubtful accounts	$998.1	$888.6
Provision for doubtful accounts	147.1	130.1
Revenues	851.0	758.5
Salaries and benefits	370.0	334.4
Supplies	129.0	118.7
Other operating expenses	188.5	161.6
Other income	(1.2)	—
Depreciation and amortization	45.1	39.7
Interest expense, net	25.5	29.2
Impairment charge	3.1	—
	760.0	683.6
Income from continuing operations before income taxes	91.0	74.9
Provision for income taxes	34.1	28.4
Income from continuing operations	56.9	46.5
Income from discontinued operations, net of income taxes	0.1	0.3
Net income	57.0	46.8
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$46.1
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.19	$0.91
Discontinued operations	—	0.01
Net income	$1.19	$0.92
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.16	$0.89
Discontinued operations	—	—
Net income	$1.16	$0.89
Weighted average shares and dilutive securities outstanding:
Basic	47.0	50.2
Diluted	48.3	51.6
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$56.0	$45.8
Income from discontinued operations, net of income taxes	0.1	0.3
Net income	$56.1	$46.1

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$57.0	$46.8
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap, net of income tax provision of $1.4 million for the three months ended March 31, 2011	—	2.5
Other comprehensive income	—	2.5
Comprehensive income	57.0	49.3
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$56.1	$48.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	March 31, 2012	December 31, 2011(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116.1	$126.2
Accounts receivable, less allowances for doubtful accounts of $573.8 and $537.4 at March 31, 2012 and December 31, 2011, respectively	508.9	430.6
Inventories	86.7	87.2
Prepaid expenses	27.3	26.4
Income taxes receivable	—	1.6
Deferred tax assets	136.4	125.7
Other current assets	44.4	42.3
	919.8	840.0
Property and equipment:
Land	93.5	93.5
Buildings and improvements	1,676.1	1,631.6
Equipment	1,107.9	1,084.0
Construction in progress (estimated costs to complete and equip after March 31, 2012 is $73.8)	77.8	105.7
	2,955.3	2,914.8
Accumulated depreciation	(1,123.8)	(1,084.4)
	1,831.5	1,830.4
Deferred loan costs, net	20.2	21.7
Intangible assets, net	87.8	89.5
Other	39.9	19.8
Goodwill	1,568.8	1,568.7
Total assets	$4,468.0	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96.2	$99.6
Accrued salaries	93.1	103.1
Income taxes payable	52.4	—
Other current liabilities	165.8	168.2
Current maturities of long-term debt	1.9	1.9
	409.4	372.8
Long-term debt	1,601.3	1,595.4
Deferred income tax liabilities	248.0	259.0
Reserves for self-insurance claims and other liabilities	143.0	139.1
Long-term income tax liability	18.3	18.0
Total liabilities	2,420.0	2,384.3
Redeemable noncontrolling interests	26.2	26.2
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 63,817,966 and 63,233,088 shares issued at March 31, 2012 and December 31, 2011, respectively	0.6	0.6
Capital in excess of par value	1,366.2	1,354.8
Retained earnings	1,123.0	1,066.9
Common stock in treasury, at cost, 15,064,951 and 14,925,875 shares at March 31, 2012 and December 31, 2011, respectively	(482.6)	(477.1)
Total LifePoint Hospitals, Inc. stockholders’ equity	2,007.2	1,945.2
Noncontrolling interests	14.6	14.4
Total equity	2,021.8	1,959.6
Total liabilities and equity	$4,468.0	$4,370.1

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$57.0	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.1)	(0.3)
Stock-based compensation	6.8	5.7
Depreciation and amortization	45.1	39.7
Amortization of physician minimum revenue guarantees	5.0	4.6
Amortization of convertible debt discounts	6.3	5.9
Amortization of deferred loan costs	1.5	1.5
Impairment charge	3.1	—
Deferred income tax benefit	(21.5)	(2.7)
Reserve for self-insurance claims, net of payments	4.7	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(82.4)	(14.5)
Inventories and other current assets	1.0	(1.8)
Accounts payable and accrued expenses	(6.9)	(5.4)
Income taxes payable/receivable	54.0	31.0
Other	0.2	0.6
Net cash provided by operating activities – continuing operations	73.8	115.8
Net cash (used in) provided by operating activities – discontinued operations	(0.8)	0.2
Net cash provided by operating activities	73.0	116.0
Cash flows from investing activities:
Purchases of property and equipment	(60.8)	(55.9)
Acquisitions, net of cash acquired	(20.1)	(1.7)
Other	(0.2)	(0.9)
Net cash used in investing activities	(81.1)	(58.5)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	(5.5)
Proceeds from exercise of stock options	3.9	17.5
Proceeds from employee stock purchase plans	0.7	0.7
Distributions to noncontrolling interests	(0.7)	(1.0)
Capital lease payments and other	(0.4)	(0.4)
Net cash (used in) provided by financing activities	(2.0)	11.3
Change in cash and cash equivalents	(10.1)	68.8
Cash and cash equivalents at beginning of period	126.2	207.4
Cash and cash equivalents at end of period	$116.1	$276.2
Supplemental disclosure of cash flow information:
Interest payments	$8.0	$11.9
Capitalized interest	$0.8	$0.3
Income tax payments	$1.6	$0.3

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2011(a)	48.3	$0.6	$1,354.8	$1,066.9	$(477.1)	$14.4	$1,959.6
Net income	—	—	—	56.1	—	0.9	57.0
Exercise of stock options and tax benefits of stock-based awards	0.2	—	3.9	—	—	—	3.9
Stock activity in connection with employee stock purchase plan	—	—	0.7	—	—	—	0.7
Stock-based compensation	0.5	—	6.8	—	—	—	6.8
Repurchases of common stock, at cost	(0.2)	—	—	—	(5.5)	—	(5.5)
Cash distributions to noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2012	48.8	$0.6	$1,366.2	$1,123.0	$(482.6)	$14.6	$2,021.8

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 1. Organization and Basis of Presentation

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At March 31, 2012, on a consolidated basis, the Company operated 54 hospital campuses in 18 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s accompanying condensed consolidated financial statements are recorded at the net amount expected to be received.

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the U.S. Department of Health and Human Services (“HHS”), the Secretary of HHS, the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, the Company recognized $31.3 million of additional Medicare revenue during the three months ended March 31, 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 2. Revenue Recognition and Accounts Receivable  – (continued)

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012		2011
	Amount	Ratio	Amount	Ratio
Medicare	$317.7	37.3%	$274.5	36.2%
Medicaid	105.9	12.5	106.2	14.0
HMOs, PPOs and other private insurers	402.6	47.3	358.1	47.2
Self-pay	159.8	18.8	141.2	18.6
Other	12.1	1.4	8.6	1.2
Revenues before provision for doubtful accounts	998.1	117.3	888.6	117.2
Provision for doubtful accounts	(147.1)	(17.3)	(130.1)	(17.2)
Revenues	$851.0	100.0%	$758.5	100.0%

To properly account for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2012 (in millions):

Balance at January 1, 2012	$537.4
Additions recognized as a reduction to revenues	147.1
Accounts written off, net of recoveries	(110.7)
Balance at March 31, 2012	$573.8

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 53.0% and 55.5% as of March 31, 2012 and December 31, 2011, respectively. The decrease in this percentage from December 31, 2011 to March 31, 2012 is in part due to the Company’s recognition of approximately $31.3 million in Medicare revenue as a result of the Rural Floor Settlement and is included under the caption “Accounts receivable, less allowance for doubtful accounts” in the accompanying condensed consolidated balance sheet at March 31, 2012. Additionally, as of March 31, 2012 and December 31, 2011, the allowances for doubtful accounts plus certain contractual allowances related to self-pay patients as a percentage of self-pay receivables were 86.9% and 86.7%, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $40.2 million and $31.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

Long-Term Debt

The Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc., as administrative agent and a syndicate of lenders (the “Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) are the Company’s long-term debt instruments where the carrying amounts are different from their fair value. The carrying amount and fair value of these instruments as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Term B Loans	$443.7	$443.7	$442.0	$432.6
6.625% Senior Notes	$400.0	$400.0	$425.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$600.9	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$229.5	$230.3

The fair values of the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates. The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock.

Note 5. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2011 and did not incur an impairment charge.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 5. Goodwill and Intangible Assets  – (continued)

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$93.7	$92.5
Accumulated amortization	(50.2)	(48.7)
Net total	43.5	43.8
Non-competition agreements
Gross carrying amount	32.8	32.8
Accumulated amortization	(16.3)	(15.2)
Net total	16.5	17.6
Favorable payor contracts
Gross carrying amount	2.4	2.4
Accumulated amortization	(0.6)	(0.3)
Net total	1.8	2.1
Total amortized intangible assets
Gross carrying amount	128.9	127.7
Accumulated amortization	(67.1)	(64.2)
Net total	61.8	63.5
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	23.9	23.9
Licenses, provider numbers, accreditations and other	2.1	2.1
Net total	26.0	26.0
Total intangible assets:
Gross carrying amount	154.9	153.7
Accumulated amortization	(67.1)	(64.2)
Net total	$87.8	$89.5

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 5. Goodwill and Intangible Assets  – (continued)

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized and included as an expense under the caption “Other operating expenses”, in the accompanying condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of March 31, 2012 and December 31, 2011, the Company’s liability for contract-based physician minimum revenue guarantees was $14.4 million and $13.6 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need and Certificates of Need Exemptions

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. The Company has determined that these intangible assets have an indefinite useful life.

Licenses, Provider Numbers, Accreditations and Other

To operate hospitals, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies. The Company has determined that these intangible assets have an indefinite useful life.

Note 6. Interest Rate Swap and Comprehensive Income

Through May 30, 2011, the Company had an interest rate swap agreement in effect with Citibank, N.A. (“Citibank”) as counterparty. Effective May 30, 2011, the Company’s interest rate swap agreement matured. Prior to its maturity, the interest rate swap agreement required the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount at an annual fixed rate of 5.585% while Citibank was obligated to make quarterly floating payments to the Company based on the three-month London Interbank Offer Rate (“LIBOR”) on the same referenced notional amount. The notional amount in effect during 2011 through May 30, 2011 was $300.0 million.

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its Credit Agreement. In accordance with ASC 815-10 “Derivatives and Hedging”, the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. Changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $3.9 million, or $2.5 million net of taxes for the three months ended March 31, 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 6. Interest Rate Swap and Comprehensive Income  – (continued)

Since the Company’s interest rate swap was not traded on a market exchange, the fair value was determined using a valuation model that involved a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflected the contractual terms of the interest rate swap agreement, including the period to maturity, and used observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement was determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporated credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposed the Company to credit risk in the event of non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, were observable inputs available to a market participant. As a result, the Company made the determination that the interest rate swap valuation was categorized as Level 2 in the fair value hierarchy, in accordance with ASC 820-10 “Fair Value Measurements and Disclosures”.

Note 7. Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2010 and 2011. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million shares of the Company’s common stock. The Company is not obligated to repurchase any specific number of shares under its 2011 repurchase plan.

In connection with the 2011 repurchase plan, the Company repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share for the three months ended March 31, 2012. There were no repurchases made in accordance with stock repurchase plans during the three months ended March 31, 2011. Through March 31, 2012, the Company had repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of March 31, 2012, the Company had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan. The Company has designated the shares repurchased in accordance with the repurchase plans as treasury stock.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.2 and 0.1 million shares of certain vested LTIP and MSPP shares during the three months ended March 31, 2012 and 2011 for an aggregate price of approximately $5.4 million and $5.5 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

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

Stock Options

The Company granted options to purchase 789,800 and 717,365 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2012 and 2011, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the three months ended March 31, 2012 and 2011 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected volatility	36.0%	36.0%
Risk free interest rate (range)	0.03% – 1.97%	0.11% – 3.58%
Expected dividends	—	—
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$12.18	$11.77

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $1.1 million and $5.5 million, respectively. The Company received $3.9 million and $17.5 million in cash from stock option exercises for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 8. Stock-Based Compensation  – (continued)

As of March 31, 2012, there was $18.0 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The Company granted 459,574 and 435,694 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP and MSPP during the three months ended March 31, 2012 and 2011, respectively. The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the three months ended March 31, 2012 and 2011 have either cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the three months ended March 31, 2012 and 2011, 320,000 and 297,000, respectively, were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for the 297,000 performance-based nonvested stock awards granted during 2011 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the three months ended March 31, 2012, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the three months ended March 31, 2012, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

The Company received $0.7 million for the issuance of nonvested stock in accordance with the MSPP during each of the three months ended March 31, 2012 and 2011.

As of March 31, 2012, there was $26.6 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 8. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Other stock-based awards	$4.0	$3.2
Stock options	2.8	2.5
Total stock-based compensation expense	$6.8	$5.7
Tax benefits on stock-based compensation expense	$2.7	$2.4

The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2012 or 2011. As of March 31, 2012, there was $44.6 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

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
March 31, 2012
Unaudited

Note 9. Commitments and Contingencies  – (continued)

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $40.2 million at March 31, 2012. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $14.4 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $77.8 million in costs related to uncompleted projects as of March 31, 2012, which is included under the caption “Construction in progress” in the Company’s accompanying condensed consolidated balance sheet. At March 31, 2012, these uncompleted projects had an estimated cost to complete and equip of approximately $73.8 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$56.9	$46.5
Less: Net income attributable to noncontrolling interests	(0.9)	(0.7)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	56.0	45.8
Income from discontinued operations, net of income taxes	0.1	0.3
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$46.1
Denominator:
Weighted average shares outstanding – basic	47.0	50.2
Effect of dilutive securities: stock options and other stock-based awards	1.3	1.4
Weighted average shares outstanding – diluted	48.3	51.6
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.19	$0.91
Discontinued operations	—	0.01
Net income	$1.19	$0.92
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.16	$0.89
Discontinued operations	—	—
Net income	$1.16	$0.89

The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and the 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2012 and 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 11. Subsequent Event

Effective April 1, 2012, the Company, through its joint venture with Duke University Health System, acquired an 80% interest in Twin County Regional Hospital (“Twin County”), located in Galax, Virginia for approximately $20.0 million, including 80% of the net working capital. The purchase price of Twin County, which was paid on March 30, 2012, is reflected as a deposit and is included under the caption “Other assets” in the accompanying condensed consolidated balance sheet at March 31, 2012.

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$887.3	$110.8	$—	$998.1
Provision for doubtful accounts	—	126.0	21.1	—	147.1
Revenues	—	761.3	89.7	—	851.0
Salaries and benefits	6.8	327.5	35.7	—	370.0
Supplies	—	111.3	17.7	—	129.0
Other operating expenses	—	171.4	17.1	—	188.5
Other income	—	(1.2)	—	—	(1.2)
Equity in earnings of affiliates	(67.8)	—	—	67.8	—
Depreciation and amortization	—	38.7	6.4	—	45.1
Interest expense, net	6.5	18.0	1.0	—	25.5
Impairment charge	—	3.1	—	—	3.1
Management (income) fees	—	(2.1)	2.1	—	—
	(54.5)	666.7	80.0	67.8	760.0
Income from continuing operations before taxes	54.5	94.6	9.7	(67.8)	91.0
(Benefit) provision for income taxes	(1.6)	35.7	—	—	34.1
Income from continuing operations	56.1	58.9	9.7	(67.8)	56.9
Income from discontinued operations, net of taxes	—	0.1	—	—	0.1
Net income	56.1	59.0	9.7	(67.8)	57.0
Less: Net income attributable to noncontrolling interests	—	(0.3)	(0.6)	—	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$58.7	$9.1	$(67.8)	$56.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$808.3	$80.3	$—	$888.6
Provision for doubtful accounts	—	119.7	10.4	—	130.1
Revenues	—	688.6	69.9	—	758.5
Salaries and benefits	5.7	304.5	24.2	—	334.4
Supplies	—	105.2	13.5	—	118.7
Other operating expenses	—	150.4	11.2	—	161.6
Equity in earnings of affiliates	(62.3)	—	—	62.3	—
Depreciation and amortization	—	36.2	3.5	—	39.7
Interest expense, net	11.6	17.3	0.3	—	29.2
Management (income) fees	—	(2.4)	2.4	—	—
	(45.0)	611.2	55.1	62.3	683.6
Income from continuing operations before taxes	45.0	77.4	14.8	(62.3)	74.9
(Benefit) provision for income taxes	(1.1)	29.5	—	—	28.4
Income from continuing operations	46.1	47.9	14.8	(62.3)	46.5
Income from discontinued operations, net of taxes	—	0.3	—	—	0.3
Net income	46.1	48.2	14.8	(62.3)	46.8
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.5)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$48.0	$14.3	$(62.3)	$46.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$46.1	$48.2	$14.8	$(62.3)	$46.8
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	2.5	—	—	—	2.5
Other comprehensive income	2.5	—	—	—	2.5
Comprehensive income	48.6	48.2	14.8	(62.3)	49.3
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.5)	—	(0.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$48.6	$48.0	$14.3	$(62.3)	$48.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$96.7	$19.4	$—	$116.1
Accounts receivable, net	—	443.7	65.2	—	508.9
Inventories	—	76.7	10.0	—	86.7
Prepaid expenses	—	25.1	2.2	—	27.3
Deferred tax assets	136.4	—	—	—	136.4
Other current assets	—	44.3	0.1	—	44.4
	136.4	686.5	96.9	—	919.8
Property and equipment:
Land	—	74.4	19.1	—	93.5
Buildings and improvements	—	1,492.2	183.9	—	1,676.1
Equipment	—	1,034.8	73.1	—	1,107.9
Construction in progress	—	73.8	4.0	—	77.8
	—	2,675.2	280.1	—	2,955.3
Accumulated depreciation	—	(1,062.2)	(61.6)	—	(1,123.8)
	—	1,613.0	218.5	—	1,831.5
Deferred loan costs, net	20.2	—	—	—	20.2
Intangible assets, net	—	47.5	40.3	—	87.8
Investments in subsidiaries	1,535.7	—	—	(1,535.7)	—
Other	1.0	36.8	2.1	—	39.9
Goodwill	—	1,430.0	138.8	—	1,568.8
Total assets	$1,693.3	$3,813.8	$496.6	$(1,535.7)	$4,468.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$86.3	$9.9	$—	$96.2
Accrued salaries	—	82.7	10.4	—	93.1
Income taxes payable	52.4	—	—	—	52.4
Other current liabilities	23.8	130.8	11.2	—	165.8
Current maturities of long-term debt	—	1.4	0.5	—	1.9
	76.2	301.2	32.0	—	409.4
Long-term debt	1,594.5	5.7	1.1	—	1,601.3
Intercompany	(2,250.9)	2,178.4	72.5	—	—
Deferred income tax liabilities	248.0	—	—	—	248.0
Reserves for self-insurance claims and other liabilities	—	117.8	25.2	—	143.0
Long-term income tax liability	18.3	—	—	—	18.3
Total liabilities	(313.9)	2,603.1	130.8	—	2,420.0
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders’ equity	2,007.2	1,209.1	326.6	(1,535.7)	2,007.2
Noncontrolling interests	—	1.6	13.0		14.6
Total equity	2,007.2	1,210.7	339.6	(1,535.7)	2,021.8
Total liabilities and equity	$1,693.3	$3,813.8	$496.6	$(1,535.7)	$4,468.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106.2	$20.0	$—	$126.2
Accounts receivable, net	—	373.6	57.0	—	430.6
Inventories	—	75.4	11.8	—	87.2
Prepaid expenses	0.1	24.7	1.6	—	26.4
Income taxes receivable	1.6	—	—	—	1.6
Deferred tax assets	125.7	—	—	—	125.7
Other current assets	—	42.3	—	—	42.3
	127.4	622.2	90.4	—	840.0
Property and equipment:
Land	—	74.1	19.4	—	93.5
Buildings and improvements	—	1,427.5	204.1	—	1,631.6
Equipment	—	991.3	92.7	—	1,084.0
Construction in progress	—	102.6	3.1	—	105.7
	—	2,595.5	319.3	—	2,914.8
Accumulated depreciation	—	(1,001.2)	(83.2)	—	(1,084.4)
	—	1,594.3	236.1	—	1,830.4
Deferred loan costs, net	21.7	—	—	—	21.7
Intangible assets, net	—	46.7	42.8	—	89.5
Investments in subsidiaries	1,467.9	—	—	(1,467.9)	—
Other	1.0	16.7	2.1	—	19.8
Goodwill	—	1,413.1	155.6	—	1,568.7
Total assets	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.5	$11.1	$—	$99.6
Accrued salaries	—	94.3	8.8	—	103.1
Other current liabilities	14.0	141.1	13.1	—	168.2
Current maturities of long-term debt	—	1.5	0.4	—	1.9
	14.0	325.4	33.4	—	372.8
Long-term debt	1,588.2	6.0	1.2	—	1,595.4
Intercompany	(2,206.4)	2,151.4	55.0	—	—
Deferred income tax liabilities	259.0	—	—	—	259.0
Reserves for self-insurance claims and other liabilities	—	113.2	25.9	—	139.1
Long-term income tax liability	18.0	—	—	—	18.0
Total liabilities	(327.2)	2,596.0	115.5	—	2,384.3
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders’ equity	1,945.2	1,095.5	372.4	(1,467.9)	1,945.2
Noncontrolling interests	—	1.5	12.9	—	14.4
Total equity	1,945.2	1,097.0	385.3	(1,467.9)	1,959.6
Total liabilities and equity	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$56.1	$59.0	$9.7	$(67.8)	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in earnings of affiliates	(67.8)	—	—	67.8	—
Stock-based compensation	6.8	—	—	—	6.8
Depreciation and amortization	—	38.7	6.4	—	45.1
Amortization of physician minimum revenue guarantees	—	4.7	0.3	—	5.0
Amortization of convertible debt discounts	6.3	—	—	—	6.3
Amortization of deferred loan costs	1.5	—	—	—	1.5
Impairment charge	—	3.1	—	—	3.1
Deferred income tax benefit	(21.5)	—	—	—	(21.5)
Reserve for self-insurance claims, net of payments	—	4.4	0.3	—	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(68.3)	(14.1)	—	(82.4)
Inventories and other current assets	0.1	1.5	(0.6)	—	1.0
Accounts payable and accrued expenses	9.8	(17.8)	1.1	—	(6.9)
Income taxes payable/receivable	54.0	—	—	—	54.0
Other	—	0.3	(0.1)	—	0.2
Net cash provided by operating activities – continuing operations	45.3	25.5	3.0	—	73.8
Net cash used in operating activities – discontinued operations	—	(0.8)	—	—	(0.8)
Net cash provided by operating activities	45.3	24.7	3.0	—	73.0
Cash flows from investing activities:
Purchases of property and equipment	—	(58.2)	(2.6)	—	(60.8)
Acquisitions, net of cash acquired	—	(20.1)	—	—	(20.1)
Other	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	(78.5)	(2.6)	—	(81.1)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	—	—	—	(5.5)
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Proceeds from employee stock purchase plans	0.7	—	—	—	0.7
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.0)	—	(0.7)
Change in intercompany balances with affiliates, net	(44.4)	44.4	—	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by financing activities	(45.3)	44.3	(1.0)	—	(2.0)
Change in cash and cash equivalents	—	(9.5)	(0.6)	—	(10.1)
Cash and cash equivalents at beginning of period	—	106.2	20.0	—	126.2
Cash and cash equivalents at end of period	$—	$96.7	$19.4	$—	$116.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$46.1	$48.2	$14.8	$(62.3)	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.3)	—	—	(0.3)
Equity in earnings of affiliates	(62.3)	—	—	62.3	—
Stock-based compensation	5.7	—	—	—	5.7
Depreciation and amortization	—	36.2	3.5	—	39.7
Amortization of physician minimum revenue guarantees	—	4.1	0.5	—	4.6
Amortization of convertible debt discounts	5.9	—	—	—	5.9
Amortization of deferred loan costs	1.5	—	—	—	1.5
Deferred income tax benefit	(2.7)	—	—	—	(2.7)
Reserve for self-insurance claims, net of payments	—	7.8	(3.1)	—	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(9.0)	(5.5)	—	(14.5)
Inventories and other current assets	—	(1.4)	(0.4)	—	(1.8)
Accounts payable and accrued expenses	9.6	(14.5)	(0.5)	—	(5.4)
Income taxes payable/receivable	31.0	—	—	—	31.0
Other	(0.2)	0.5	0.3	—	0.6
Net cash provided by operating activities – continuing operations	34.6	71.6	9.6	—	115.8
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	34.6	71.8	9.6	—	116.0
Cash flows from investing activities:
Purchases of property and equipment	—	(52.6)	(3.3)	—	(55.9)
Acquisitions, net of cash acquired	—	(1.7)	—	—	(1.7)
Other	(1.0)	0.1	—	—	(0.9)
Net cash used in investing activities	(1.0)	(54.2)	(3.3)	—	(58.5)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	—	—	—	(5.5)
Proceeds from exercise of stock options	17.5	—	—	—	17.5
Proceeds from employee stock purchase plans	0.7	—	—	—	0.7
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.3)	—	(1.0)
Change in intercompany balances with affiliates, net	(46.3)	51.5	(5.2)	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by financing activities	(33.6)	51.4	(6.5)	—	11.3
Change in cash and cash equivalents	—	69.0	(0.2)	—	68.8
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$266.1	$10.1	$—	$276.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations. Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

We make forward-looking statements in this report, other reports and in statements we file with the United States Securities and Exchange Commission (the “SEC”) and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies and initiatives; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; the performance of counterparties to our agreements; other income from electronic health records (“EHR”); anticipated capital expenditures; impact of accounting methodologies; effect of credit ratings; professional fees; industry and general economic trends; reimbursement changes; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations and other matters; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors as well as other factors such as market, operational, liquidity, interest rate and other risks are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2011 Annual Report on Form 10-K. Any factor described in this report and in the 2011 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2011 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States. At March 31, 2012, on a consolidated basis, we operated 54 hospital campuses in 18 states, having a total of 6,048 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $851.0 million and $758.5 million in revenues from continuing operations during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, we derived 49.8% and 50.2%, respectively, of our revenues from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Department of Health and Human Services (“HHS”), the Secretary of HHS, the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement we recognized $31.3 million of additional Medicare revenue included under the caption “Revenues before provision for doubtful accounts” and approximately $5.7 million of costs, which are included under the captions “Other operating expenses” and “Salaries and benefits”, during the three months ended March 31, 2012.

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance. Management anticipates that compliance expenses will continue to grow in the foreseeable future.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share hospital (“DSH”) and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. The United States Supreme Court recently heard arguments regarding the constitutionality of the Affordable Care Act and is expected to render a decision in the summer of 2012. The Supreme Court is considering four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

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

In addition, many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Congress has made an effort to address the financial challenges Medicaid is facing by increasing the amount of Medicaid funding available to states through the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Education, Jobs, and Medicaid Assistance Act, which increased Federal Medical Assistance Percentage payments through June 30, 2011. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”), to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. For calendar year 2012, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 27.4% to all physician payments under the PFS. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, further postponed the application of the SGR through December 31, 2012.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of ARRA. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

An important component of the effective implementation of our EHR initiatives involves our uninterrupted access to reliable information systems. We recently entered into an agreement with a third party technology provider to design and operate a hosted data center for our critical third party information systems. In addition to providing a hosted data center, the third party technology provider will offer help desk end-user support for certain clinical information systems, provide help desk and support functions for certain clinical information system applications, perform backups and recoveries of certain critical data, and monitor critical systems to facilitate the identifications of and rapid responses to certain system issues. We believe this agreement will provide us with a single technology platform for the delivery of critical third party information systems and will improve the effectiveness and efficiency of key information support functions in a cost-effective and high quality manner.

Privacy and Security Requirements and Administrative Simplification Provisions

We are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that are designed to protect the confidentiality, availability and integrity of health information. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. The security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

The HITECH Act, among other things, strengthened the HIPAA privacy and security requirements, significantly increased the penalties for violations of the HIPAA privacy and security regulations, imposed varying civil monetary penalties and created a private cause of action for state attorneys general for certain HIPAA violations, extended HIPAA’s security provisions to business associates, and created new security breach notification requirements. The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years.

In 2011, HHS initiated a pilot audit program that will run until December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our hospitals will be able to comply with the final rules or the financial impact to our hospitals in implementing the requirements under the final rules if and when they take effect, or whether our hospitals will be selected for an audit and the results of such an audit.

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. HIPAA currently requires implementation of ICD-10 to be achieved by October 1, 2013. However, on April 9, 2012, CMS released a proposed rule that would delay the effective date of the ICD-10 transition to October 1, 2014. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company’s transition to ICD-10.

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

Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. We must comply with these rules and regulations to continue to be eligible to participate in the Medicare and Medicaid programs. These rules and regulations are subject to frequent changes as a result of legislative and administrative action and annual payment adjustments on both the federal and the state levels. These changes will likely become more frequent and significant as the provisions of the Affordable Care Act are implemented.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first quarter of 2012 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of (i) our hospital support center, (ii) our same-hospital operations, and (iii) the results of Maria Parham Medical Center (“Maria Parham”), in which we acquired an 80% interest effective November 1, 2011, and Person Memorial Hospital (“Person Memorial”), which we acquired effective October 1, 2011, each acquired through our joint venture with Duke University Health System (“Duke”). Continuing operations information excludes the results of our hospitals that have previously been disposed.

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

N/A.  Not applicable.

Net revenue days outstanding.  We compute net revenue days outstanding by dividing our accounts receivable net of allowance for doubtful accounts, by our revenue per day. Our revenue per day is calculated by dividing our quarterly revenues by the number of calendar days in the quarter.

Outpatient surgeries.  Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Revenues.  Revenues represent amounts recognized from all payors for the delivery of healthcare services, net of contractual discounts and the provision for doubtful accounts.

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 52 hospitals operated during the three months ended March 31, 2012 and 2011. Same-hospital information excludes the results of Maria Parham, Person Memorial and our hospitals that have previously been disposed.

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$998.1	117.3%	$888.6	117.2%
Provision for doubtful accounts	147.1	17.3	130.1	17.2
Revenues	851.0	100.0	758.5	100.0
Salaries and benefits	370.0	43.5	334.4	44.1
Supplies	129.0	15.2	118.7	15.7
Other operating expenses	188.5	22.0	161.6	21.2
Other income	(1.2)	(0.1)	—	—
Depreciation and amortization	45.1	5.3	39.7	5.2
Interest expense, net	25.5	3.0	29.2	3.9
Impairment charge	3.1	0.4	—	—
	760.0	89.3	683.6	90.1
Income from continuing operations before income taxes	91.0	10.7	74.9	9.9
Provision for income taxes	34.1	4.0	28.4	3.8
Income from continuing operations	56.9	6.7	46.5	6.1
Less: Net income attributable to noncontrolling interests	(0.9)	(0.1)	(0.7)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$56.0	6.6%	$45.8	6.0%

Revenues

On April 5, 2012, the Rural Floor Settlement was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlements we recognized $31.3 million of additional Medicare revenue during the three months ended March 31, 2012.

The following table presents the components of revenues for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,		Increase	% Increase
	2012	2011
Continuing operations:
Revenues before provision for doubtful accounts	$998.1	$888.6	$109.5	12.3%
Provision for doubtful accounts	147.1	130.1	17.0	13.0
Revenues	$851.0	$758.5	$92.5	12.2
Same-hospital:
Revenues before provision for doubtful accounts	$960.9	$888.6	$72.3	8.1%
Provision for doubtful accounts	139.2	130.1	9.1	7.0
Revenues	$821.7	$758.5	$63.2	8.3

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended March 31, 2012 and 2011 (in millions):

	Continuing Operations				Same-Hospital
	2012		2011		2012		2011
Medicare	$317.7	37.3%	$274.5	36.2%	$305.1	37.1%	$274.5	36.2%
Medicaid	105.9	12.5	106.2	14.0	101.0	12.3	106.2	14.0
HMOs, PPOs and other private insurers	402.6	47.3	358.1	47.2	391.0	47.6	358.1	47.2
Self-Pay	159.8	18.8	141.2	18.6	152.2	18.5	141.2	18.6
Other	12.1	1.4	8.6	1.2	11.6	1.4	8.6	1.2
Revenues before provision for doubtful accounts	998.1	117.3	888.6	117.2	960.9	116.9	888.6	117.2
Provision for doubtful accounts	(147.1)	(17.3)	(130.1)	(17.2)	(139.2)	(16.9)	(130.1)	(17.2)
Revenues	$851.0	100.0%	$758.5	100.0%	$821.7	100.0%	$758.5	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase	% Increase
	2012	2011
Revenues per equivalent admission – continuing operations	$7,578	$7,027	$551	7.8
Revenues per equivalent admission – same-hospital	$7,647	$7,027	$620	8.8

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Continuing operations:
Admissions	51,488	51,716	(228)	(0.4)
Equivalent admissions	112,295	107,931	4,364	4.0
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.4	4.4	—	—
Inpatient surgeries	13,605	13,360	245	1.8
Outpatient surgeries	42,421	38,905	3,516	9.0
Emergency room visits	272,913	254,770	18,143	7.1
Outpatient factor	2.18	2.09	0.09	4.5
Same-hospital:
Admissions	49,721	51,716	(1,995)	(3.9)
Equivalent admissions	107,447	107,931	(484)	(0.4)
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	13,121	13,360	(239)	(1.8)
Outpatient surgeries	40,819	38,905	1,914	4.9
Emergency room visits	258,854	254,770	4,084	1.6
Outpatient factor	2.16	2.09	0.07	3.5

For the three months ended March 31, 2012, our same-hospital revenues before provision for doubtful accounts increased by $72.3 million or 8.1%, to $960.9 million as compared to $888.6 million for the same period last year. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $30.6 million or 11.1%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $32.9 million or 9.2%; and
•	Increases in our same-hospital self-pay revenue of approximately $11.0 million or 7.8%.

Increases in our same-hospital Medicare revenues were largely driven by the impact of recognizing $31.3 million related to the Rural Floor Settlement during the three months ended March 31, 2012. Our same-hospital HMOs, PPOs and other private insurer revenue increased primarily as a result of higher contracted rates partially offset by unfavorable equivalent admission volumes compared to the same period of the prior year. Finally, same-hospital self-pay revenue increased primarily as a result of higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. Increases in our self-pay revenues attributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$26.0	3.1%	$19.7	2.6%	$6.3	32.2%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$159.8	18.8%	$141.2	18.6%	$18.6	13.2%
Net revenue days outstanding (at end of period)	54.4	N/A	47.5	N/A	6.9	14.5%
Same-hospital:
Related key indicators:
Charity care write-offs	$25.3	3.1%	$19.7	2.6%	$5.6	28.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$152.2	18.5%	$141.2	18.6%	$11.0	7.8%
Net revenue days outstanding (at end of period)	52.9	N/A	47.5	N/A	5.4	11.4%

For the three months ended March 31, 2012, our provision for doubtful accounts increased by $17.0 million, or 13.0%, to $147.1 million on a continuing operations basis and by $9.1 million, or 7.0%, to $139.2 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended March 31, 2012. Same-hospital self-pay revenues increased by $11.0 million over the same period last year and represented 18.5% of revenues. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended March 31, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2011 Annual Report on Form 10-K.

Our net revenue days outstanding at March 31, 2012 increased to 54.4 from 47.5 as of March 31, 2011 on a continuing operations basis. Excluding the impact of the Rural Floor Settlement, our net revenue days outstanding on a continuing operations basis would have been 53.0 at March 31, 2012. This increase, excluding the Rural Floor Settlement, was primarily the result of higher outstanding accounts receivable for our recent acquisitions and increases in our insured accounts receivable due to new managed Medicaid payors in certain of our markets and a new fiscal intermediary in our Virginia, West Virginia and North Carolina markets. We anticipate a decrease in our net revenue days outstanding during the six months ended September 30, 2012, as the Rural Floor Settlement and these insured accounts receivable are collected.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$370.0	43.5%	$334.4	44.1%	$35.6	10.7%
Man-hours per equivalent admission	98.7	N/A	96.5	N/A	2.2	2.3%
Salaries and benefits per equivalent admission	$3,288	N/A	$3,099	N/A	$189	6.1%
Same-hospital:
Salaries and benefits (dollars in millions)	$355.4	43.3%	$334.4	44.1%	$21.0	6.3%
Man-hours per equivalent admission	98.5	N/A	96.5	N/A	2.0	2.0%
Salaries and benefits per equivalent admission	$3,301	N/A	$3,099	N/A	$202	6.5%

For the three months ended March 31, 2012, our salaries and benefits expense increased to $355.4 million, or 6.3%, on a same-hospital basis as compared to $334.4 million for the same period last year. This increase in our same-hospital salaries and benefits expense is primarily a result of the impact of an increasing number of employed physicians and their related support staff, the impact of compensation increases for our employees, higher medical benefits costs and an increase in man-hours per equivalent admission to 98.5, or 2.0% on a same-hospital basis as compared to 96.5 for the same period last year.

On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 171 from 1,013 to 1,184 from the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $5.9 million in our salaries and benefits expense for the three months ended March 31, 2012 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Additionally, for the three months ended March 31, 2012, we estimate that we incurred approximately $1.7 million of additional salaries and benefits expense related to our implementation of our EHR initiatives.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,				Increase	% Increase
	2012	% of Revenues	2011	% of Revenues
Continuing operations:
Supplies (dollars in millions)	$129.0	15.2%	$118.7	15.7%	$10.3	8.6%
Supplies per equivalent admission	$1,149	N/A	$1,100	N/A	$49	4.4%
Same-hospital:
Supplies (dollars in millions)	$123.0	15.0%	$118.7	15.7%	$4.3	3.6%
Supplies per equivalent admission	$1,144	N/A	$1,100	N/A	$44	4.0%

For the three months ended March 31, 2012, our supplies expense increased to $123.0 million, or 3.6% on a same-hospital basis as compared to $118.7 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended March 31, 2012 was primarily a result of an increase in our supplies expense per equivalent admission to $1,144, or 4.0%, as compared to $1,100 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related pharmaceuticals and other pharmacy supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,				Increase (Decrease)	% Increase (Decrease)
	2012	% of Revenues	2011	% of Revenues
Continuing operations:
Professional fees	$27.4	3.2%	$23.8	3.1%	$3.6	15.2%
Utilities	14.4	1.7	13.9	1.8	0.5	3.9
Repairs and maintenance	21.6	2.5	19.0	2.5	2.6	13.5
Rents and leases	8.3	1.0	7.4	1.0	0.9	12.4
Insurance	10.2	1.2	9.9	1.3	0.3	4.2
Physician recruiting	7.4	0.9	6.6	0.9	0.8	10.9
Contract services	52.0	6.1	43.3	5.7	8.7	19.9
Non-income taxes	19.2	2.3	18.1	2.4	1.1	5.8
Other	28.0	3.1	19.6	2.5	8.4	42.9
	$188.5	22.0%	$161.6	21.2%	$26.9	16.6%
Same-hospital:
Professional fees	$25.5	3.1%	$23.8	3.1%	$1.7	7.2%
Utilities	13.8	1.7	13.9	1.8	(0.1)	(0.3)
Repairs and maintenance	20.9	2.5	19.0	2.5	1.9	10.1
Rents and leases	8.0	1.0	7.4	1.0	0.6	8.2
Insurance	10.0	1.2	9.9	1.3	0.1	1.1
Physician recruiting	7.1	0.9	6.6	0.9	0.5	7.7
Contract services	49.7	6.0	43.3	5.7	6.4	14.7
Non-income taxes	18.9	2.3	18.1	2.4	0.8	3.9
Other	27.2	3.3	19.6	2.5	7.6	38.4
	$181.1	22.0%	$161.6	21.2%	$19.5	12.0%

For the three months ended March 31, 2012, our other operating expenses increased to $181.1 million, or 12.0% on a same-hospital basis as compared to $161.6 million for the same period last year. This increase for the three months ended March 31, 2012 was primarily a result of increases in professional fees, repairs and maintenance, contract services and other.

As physician shortages continue, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our repairs and maintenance expense increased primarily as a result of higher costs associated with the maintenance of equipment as warranties expire and a number of repair projects at several of our hospitals.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals as well as relocation fees incurred in connection with our recently completed and opened replacement facility for Clark Regional Medical Center. For the three months ended March 31, 2012, we estimate that we incurred approximately $1.9 million of additional contract service expenses related to our implementation of our EHR initiatives.

Finally, our other expenses increased primarily as a result of increases in our charitable program expenses, additional legal fees incurred in connection with the Rural Floor Settlement and additional legal and consulting fees related to our recent acquisitions, including Twin County Regional Healthcare, located in Galax, Virginia in which we acquired an 80% interest effective April 1, 2012 through our joint venture with Duke.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended March 31, 2012, we recognized $1.2 million in Medicaid EHR incentive payments. No such amounts were recognized in the same period of the prior year.

Depreciation and Amortization

For the three months ended March 31, 2012, our depreciation and amortization expense increased by $5.4 million, or 13.7% to $45.1 million, or 5.3% of revenues, on a continuing operations basis as compared to $39.7 million, or 5.2% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $2.2 million in additional depreciation expense during the three months ended March 31, 2012 related to our EHR initiatives. We have also experienced depreciation expense increases relating to capital improvement projects completed during 2011 and the first quarter of 2012, as well as our recent acquisitions, including Maria Parham and Person Memorial. We anticipate overall higher levels of spending related to information systems during 2012 as compared to 2011 and previous years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $3.7 million, or 12.8%, to $25.5 million, for the three months ended March 31, 2012, as compared to $29.2 million for the same period last year. This decrease was partially a result of declines in interest rates which favorably impacted our interest expense on our term B loans (“Term B Loans”). Additionally, as our interest rate swap matured effective May 30, 2011, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the interest rate swap agreement of 5.585%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charge

During the three months ended March 31, 2012, we incurred a $3.1 million impairment charge from continuing operations. This impairment charge relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $34.1 million, or 4.0% of revenues, for the three months ended March 31, 2012, as compared to $28.4 million, or 3.8% of revenues, for the same period last year. Our effective tax rate decreased to 37.8% for the three months ended March 31, 2012, compared to 38.3% for the same period last year, primarily as a result of a lower effective state tax rate in certain of the states in which we operate.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities – continuing operations	$73.8	$115.8
Less: Purchases of property and equipment	(60.8)	(55.9)
Free operating cash flow	13.0	59.9
Acquisitions, net of cash acquired	(20.1)	(1.7)
Proceeds from exercise of stock options	3.9	17.5
Proceeds from employee stock purchase plans	0.7	0.7
Repurchases of common stock	(5.5)	(5.5)
Distributions to noncontrolling interests	(0.7)	(1.0)
Other	(0.6)	(1.3)
Cash flows from operations (used in) provided by discontinued operations	(0.8)	0.2
Net (decrease) increase in cash and cash equivalents	$(10.1)	$68.8

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the three months ended March 31, 2012 were negatively impacted by an increase in our outstanding accounts receivable, including approximately $31.3 million related to the Rural Floor Settlement and increases in insured accounts receivable and outstanding accounts receivable for our recent acquisitions. We anticipate an improvement in our cash collections during the six months ended September 30, 2012, as the Rural Floor Settlement and these insured accounts receivable are collected.

We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our condensed consolidated financial statements included elsewhere in this report.

Capital Expenditures

We continued to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Capital projects	$26.8	$19.6
Routine	5.9	17.7
Information systems	28.1	18.6
	$60.8	$55.9
Depreciation expense	$43.6	$39.0
Ratio of capital expenditures to depreciation expense	139.4%	143.3%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2011 and the first quarter of 2012, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate that a higher level of our capital spending will continue to represent information systems throughout 2012.

Debt

An analysis and roll-forward of our long-term debt during the first quarter of 2012 is as follows (in millions):

	December 31, 2011	Payments of Borrowings	Amortization of Convertible Debt Discounts	March 31, 2012
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$443.7
Revolving Loans	—	—	—	—
6.625% Senior Notes	400.0	—	—	400.0
3½% Notes	575.0	—	—	575.0
3¼% Debentures	225.0	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(55.5)	—	6.3	(49.2)
Capital leases	9.1	(0.4)	—	8.7
	$1,597.3	$(0.4)	$6.3	$1,603.2

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012	December 31, 2011	Increase (Decrease)
Current portion of long-term debt	$1.9	$1.9	$—
Long-term debt	1,601.3	1,595.4	5.9
Unamortized discounts of convertible debt instruments	49.2	55.5	(6.3)
Total debt, excluding unamortized discounts of convertible debt instruments	1,652.4	1,652.8	(0.4)
Total LifePoint Hospitals, Inc. stockholders’ equity	2,007.2	1,945.2	62.0
Total capitalization	$3,659.6	$3,598.0	$61.6
Total debt to total capitalization	45.2%	45.9%	(70)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.1%	73.2%
Variable rate debt	26.9	26.8
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	48.4
	100.0%	100.0%

Capital Resources

Credit Agreement

Terms

Our credit agreement with Citicorp North America, Inc., as administrative agent and a syndicate of lenders (the “Credit Agreement”), provides for the Term B Loans, term A loans (the “Term A Loans”) and revolving loans (the “Revolving Loans”). The maturity date of the Term B Loans is contingent upon the refinancing of the outstanding 3½% convertible senior subordinated notes beyond their current maturity date of May 15, 2014 (the “3½% Notes”). Assuming that we refinance the outstanding 3½% Notes beyond their current maturity date, the Term B Loans will mature on April 15, 2015. If we do not refinance the outstanding 3½% Notes at least 91 days prior to their current maturity date, the Term B Loans will mature on February 13, 2014. Additionally, the Term B Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Credit Agreement. The Term A Loans and the Revolving Loans components mature on December 15, 2012. At March 31, 2012, there were no Term A Loans or Revolving Loans outstanding. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for the Credit Agreement. The Credit Agreement is guaranteed on a senior secured basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Revolving Loans. As of March 31, 2012, we had $28.0 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Credit Agreement, Revolving Loans available for borrowing were $322.0 million as of March 31, 2012.

The Credit Agreement contains uncommitted “accordion” features that permit us to borrow at a later date additional aggregate principal amounts of up to $400.0 million of the Term B Loans, $250.0 million of the Term A Loans and $300.0 million of Revolving Loans, subject to obtaining additional lender commitments and the satisfaction of other conditions.

Interest Rates

Interest on the outstanding balance of the Term B Loans is payable at an adjusted London Interbank Offer Rate (“LIBOR”) plus a margin of 2.75%. Interest on the Revolving Loans is payable at our option at either an adjusted base rate or an adjusted LIBOR plus a margin. The margin on Revolving Loans subject to an adjusted base rate ranges from 1.00% to 1.75%, based on our total leverage ratio. The margin on the Revolving Loans subject to an adjusted LIBOR ranges from 2.00% to 2.75% based on our total leverage ratio.

As of March 31, 2012, the applicable annual interest rate under the Term B Loans was 3.24%, which was based on the 90-day adjusted LIBOR plus the applicable margins. The 90-day adjusted LIBOR was 0.49% at March 31, 2012. The weighted-average applicable annual interest rate for the three months ended March 31, 2012 under the Term B Loans was 3.31%.

Covenants

The Credit Agreement requires us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio can be no less than 3.50:1.00 and the total leverage ratio cannot exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Credit Agreement generally limits the amount we can spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of March 31, 2012.

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

6.625% Senior Notes

Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay a portion of our outstanding borrowings under the Term B Loans. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guarantee the Credit Agreement.

We may redeem up to 35% of the aggregate principal amount of the 6.625% Senior Notes, at any time before October 1, 2013, with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 106.625% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the 6.625% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

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

3½% Notes

The 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of the 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

3¼% Debentures

The 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities, which we refer to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. Based on the terms of the Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

Liquidity and Capital Resources Outlook

We expect to increase our level of spending for capital expenditures in 2012 as compared to 2011. We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three months ended March 31, 2012, we spent $28.1 million on information systems. We anticipate spending in excess of $90.0 million on information systems in 2012. At March 31, 2012, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $73.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Credit Agreement. The Term A Loans and the Revolving Loans components of the Credit Agreement mature on December 15, 2012. At March 31, 2012, there were no Term A Loans or Revolving Loans outstanding. We are currently working on maturity date extensions, potential increases in available capacity and additional flexibility in terms for the Credit Agreement.

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

We believe that cash generated from our operations and borrowings available under the Credit Agreement will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

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

During the first quarter of 2012, we entered into an agreement with an unrelated third party to construct a new hospital support center. The construction of the new hospital support center is scheduled to begin in the second quarter of 2012 with a targeted completion date in the fourth quarter of 2013. Under the terms of our agreement, we will lease from the third party the newly constructed hospital support center for a period of just over 15 years. We have preliminarily determined that the lease will be classified and capitalized as a capital lease in accordance with Accounting Standards Codification (“ASC”) 840-10, “Leases” (“ASC 840-10”). In connection with our entry into this agreement to construct and then lease a new hospital support center, we have notified the current lessors of our existing hospital support center leases of our intent to terminate these agreements early and effective as of December 1, 2013.

Additionally, during the first quarter of 2012 we amended and extended certain of our purchase agreements, including our agreement with General Electric Medical Services (“GEMS”) which provides diagnostic imaging equipment maintenance and bio-medical services. As amended, our contract with GEMS will expire on December 31, 2018. Furthermore, during the first quarter of 2012, we entered into certain other new purchase agreements with committed terms ranging from one year up to eight years.

The following is an update of our contractual obligations at March 31, 2012 for our capital lease obligations reflecting our entry into a new lease agreement for our hospital support center as well as an update for our purchase obligations reflecting our amended and extended agreement with GEMS and certain other new purchase agreements (in millions):

	Payment Due by Period
Contractual Obligations	Total	April 1, 2012 to December 31, 2012	2013 – 2014	2015 – 2016	After 2016
Capital lease obligations(a)	$89.6	$2.8	$8.1	$11.9	$66.8
Purchase obligations	1,275.7	160.8	211.1	184.9	718.9
Total	$1,365.3	$163.6	$219.2	$196.8	$785.7

(a)	This reflects our existing obligations, including interest, under capital leases in effect as of March 31, 2012. Additionally, we have included our lease agreement in connection with the construction of our new hospital support center which began during the first quarter of 2012 and which we have preliminarily determined to be a capital lease in accordance with ASC 840-10. For purposes of the above table, we have assumed that we will commence the new lease effective December 1, 2013.

Except for the entry into a lease agreement for the construction of a new hospital support center, the amendment and extension of certain of our existing purchase agreements and our entry into certain other new purchase agreements, there were no other material changes in our contractual obligations presented in the 2011 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $28.0 million as of March 31, 2012, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Critical Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2012, we had outstanding debt, excluding $49.2 million of unamortized discounts on our convertible debt instruments, of $1,652.4 million, 26.9%, or $443.7 million, of which was subject to variable rates of interest.

The Term B Loans, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of March 31, 2012 and December 31, 2011. The carrying amount and fair value of these instruments as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Term B Loans	$443.7	$443.7	$442.0	$432.6
6.625% Senior Notes	$400.0	$400.0	$425.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$600.9	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$229.5	$230.3

The fair values of the Term B Loans and the 6.625% Senior Notes were estimated using the average bid and ask price as determined by published rates. The fair values of the 3½% Notes and the 3¼% Debentures were estimated using the quoted market prices determined by the closing share price of our common stock.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at March 31, 2012. As a result, the interest rate market risk implicit in these investments at March 31, 2012, if any, is low.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2010 and 2011. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2011 repurchase plan provides for the repurchase of up to $250.0 million shares of our common stock. We are not obligated to repurchase any specific number of shares under our 2011 repurchase plan. Through March 31, 2012, we have repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of March 31, 2012 we had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan. We have designated the shares repurchased in accordance with the repurchase plans as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and the Company’s Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares during the three months ended March 31, 2012 and 2011 for an aggregate price of approximately $5.4 million and $5.5 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
January 1, 2012 to January 31, 2012	9,631	$36.51	2,900	$184.8
February 1, 2012 to February 29, 2012	129,445	$39.48	—	$184.8
March 1, 2012 to March 31, 2012	—	$—	—	$184.8
Total	139,076	$39.27	2,900	$184.8

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (filed herewith).*
10.2	—	Amendment dated April 23, 2012 to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (filed herewith).*
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.XSD	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*   — Management Compensation Plan or Arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.
By: /s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 27, 2012

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (filed herewith).*
10.2	—	Amendment dated April 23, 2012 to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (filed herewith).*
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.XSD	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*   — Management Compensation Plan or Arrangement

** — Furnished electronically herewith