Form 10-Q
period 2012-06-30
LIFEPOINT HOSPITALS, INC.
filed 2012-07-27
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, the number of outstanding shares of the registrant’s Common Stock was 48,883,532.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues before provision for doubtful accounts	$980.1	$873.4	$1,978.2	$1,762.0
Provision for doubtful accounts	152.8	126.3	299.9	256.4
Revenues	827.3	747.1	1,678.3	1,505.6
Salaries and benefits	369.9	339.0	739.9	673.4
Supplies	124.4	114.1	253.4	232.8
Other operating expenses	195.7	163.1	384.2	324.7
Other income	(1.5)	(4.2)	(2.7)	(4.2)
Depreciation and amortization	46.9	40.6	92.0	80.3
Interest expense, net	25.7	28.1	51.2	57.3
Impairment charge	—	—	3.1	—
	761.1	680.7	1,521.1	1,364.3
Income from continuing operations before income taxes	66.2	66.4	157.2	141.3
Provision for income taxes	24.3	25.3	58.4	53.7
Income from continuing operations	41.9	41.1	98.8	87.6
Income from discontinued operations, net of income taxes	0.1	—	0.2	0.3
Net income	42.0	41.1	99.0	87.9
Less: Net income attributable to noncontrolling interests	(1.7)	(0.8)	(2.6)	(1.5)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$40.3	$96.4	$86.4
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.85	$0.79	$2.04	$1.70
Discontinued operations	—	—	0.01	0.01
Net income	$0.85	$0.79	$2.05	$1.71
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.83	$0.77	$1.99	$1.66
Discontinued operations	—	—	—	—
Net income	$0.83	$0.77	$1.99	$1.66
Weighted average shares and dilutive securities outstanding:
Basic	47.3	51.1	47.1	50.6
Diluted	48.4	52.3	48.4	51.9
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$40.2	$40.3	$96.2	$86.1
Income from discontinued operations, net of income taxes	0.1	—	0.2	0.3
Net income	$40.3	$40.3	$96.4	$86.4

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$42.0	$41.1	$99.0	$87.9
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap, net of income tax provisions of $1.4 and $2.8 for the three and six months ended June 30, 2011, respectively	—	2.6	—	5.1
Other comprehensive income	—	2.6	—	5.1
Comprehensive income	42.0	43.7	99.0	93.0
Less: Net income attributable to noncontrolling interests	(1.7)	(0.8)	(2.6)	(1.5)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$40.3	$42.9	$96.4	$91.5

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30, 2012	December 31, 2011(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172.3	$126.2
Accounts receivable, less allowances for doubtful accounts of $605.2 and $537.4 at June 30, 2012 and December 31, 2011, respectively	468.9	430.6
Inventories	88.6	87.2
Prepaid expenses	23.7	26.4
Income taxes receivable	—	1.6
Deferred tax assets	147.7	125.7
Other current assets	31.3	42.3
	932.5	840.0
Property and equipment:
Land	95.7	93.5
Buildings and improvements	1,701.1	1,631.6
Equipment	1,139.1	1,084.0
Construction in progress (estimated costs to complete and equip after June 30, 2012 is $71.3)	95.2	105.7
	3,031.1	2,914.8
Accumulated depreciation	(1,166.6)	(1,084.4)
	1,864.5	1,830.4
Deferred loan costs, net	18.8	21.7
Intangible assets, net	86.0	89.5
Other	20.6	19.8
Goodwill	1,569.2	1,568.7
Total assets	$4,491.6	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95.7	$99.6
Accrued salaries	99.2	103.1
Income taxes payable	30.9	—
Other current liabilities	135.7	168.2
Current maturities of long-term debt	2.0	1.9
	363.5	372.8
Long-term debt	1,609.6	1,595.4
Deferred income tax liabilities	239.3	259.0
Reserves for self-insurance claims and other liabilities	154.8	139.1
Long-term income tax liability	18.5	18.0
Total liabilities	2,385.7	2,384.3
Redeemable noncontrolling interests	29.0	26.2
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 63,932,881 and 63,233,088 shares issued at June 30, 2012 and December 31, 2011, respectively	0.6	0.6
Capital in excess of par value	1,375.7	1,354.8
Retained earnings	1,163.3	1,066.9
Common stock in treasury, at cost, 15,074,973 and 14,925,875 shares at June 30, 2012 and December 31, 2011, respectively	(483.0)	(477.1)
Total LifePoint Hospitals, Inc. stockholders' equity	2,056.6	1,945.2
Noncontrolling interests	20.3	14.4
Total equity	2,076.9	1,959.6
Total liabilities and equity	$4,491.6	$4,370.1

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$42.0	$41.1	$99.0	$87.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.1)	—	(0.2)	(0.3)
Stock-based compensation	6.5	5.6	13.3	11.3
Depreciation and amortization	46.9	40.6	92.0	80.3
Amortization of physician minimum revenue guarantees	4.8	4.7	9.8	9.3
Amortization of convertible debt discounts	6.4	6.0	12.7	11.9
Amortization of deferred loan costs	1.4	1.5	2.9	3.0
Impairment charge	—	—	3.1	—
Deferred income tax benefit	(17.1)	(16.7)	(38.6)	(19.4)
Reserve for self-insurance claims, net of payments	(7.5)	2.3	(2.8)	7.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	46.7	19.6	(35.7)	5.1
Inventories and other current assets	6.3	(2.0)	7.3	(3.8)
Accounts payable and accrued expenses	(11.2)	(5.8)	(18.1)	(11.2)
Income taxes payable/receivable	(21.4)	(4.4)	32.6	26.6
Other	0.5	—	0.7	0.6
Net cash provided by operating activities – continuing operations	104.2	92.5	178.0	208.3
Net cash provided by (used in) operating activities – discontinued operations	0.1	—	(0.7)	0.2
Net cash provided by operating activities	104.3	92.5	177.3	208.5
Cash flows from investing activities:
Purchases of property and equipment	(49.3)	(48.6)	(110.1)	(104.5)
Acquisitions, net of cash acquired	—	(24.8)	(20.1)	(26.5)
Other	(0.1)	—	(0.3)	(0.9)
Net cash used in investing activities	(49.4)	(73.4)	(130.5)	(131.9)
Cash flows from financing activities:
Repurchases of common stock	(0.4)	(36.3)	(5.9)	(41.8)
Payment of debt financing costs	—	(0.1)	—	(0.1)
Proceeds from exercise of stock options	1.6	17.0	5.5	34.5
(Refunds of) proceeds from employee stock purchase plans	(0.2)	(0.1)	0.5	0.6
(Distributions to) proceeds from noncontrolling interests	(0.7)	0.4	(1.4)	(0.6)
Sales of redeemable noncontrolling interests	1.6	—	1.6	—
Capital lease payments and other	(0.6)	(0.4)	(1.0)	(0.8)
Net cash provided by (used in) financing activities	1.3	(19.5)	(0.7)	(8.2)
Change in cash and cash equivalents	56.2	(0.4)	46.1	68.4
Cash and cash equivalents at beginning of period	116.1	276.2	126.2	207.4
Cash and cash equivalents at end of period	$172.3	$275.8	$172.3	$275.8
Supplemental disclosure of cash flow information:
Interest payments	$28.8	$32.1	$36.8	$44.0
Capitalized interest	$0.5	$0.5	$1.3	$0.8
Income tax payments	$63.0	$46.3	$64.6	$46.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
Unaudited
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2011(a)	48.3	$0.6	$1,354.8	$1,066.9	$(477.1)	$14.4	$1,959.6
Net income	—	—	—	96.4	—	2.6	99.0
Exercise of stock options and tax benefits of stock-based awards	0.3	—	8.3	—	—	—	8.3
Stock activity in connection with employee stock purchase plan	—	—	0.5	—	—	—	0.5
Stock-based compensation	0.5	—	13.3	—	—	—	13.3
Repurchases of common stock, at cost	(0.2)	—	—	—	(5.9)	—	(5.9)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(1.2)	—	—	4.7	3.5
Cash distributions to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Balance at June 30, 2012	48.9	$0.6	$1,375.7	$1,163.3	$(483.0)	$20.3	$2,076.9

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 1. Organization and Basis of Presentation

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At June 30, 2012, on a consolidated basis, the Company operated 55 hospital campuses in 18 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2. Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the U.S. Department of Health and Human Services (“HHS”), the Secretary of HHS, the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, the Company recognized $1.7 million and $33.0 million of additional Medicare revenue during the three and six months ended June 30, 2012, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 2. Revenue Recognition and Accounts Receivable  – (continued)

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$284.4	34.4%	$262.1	35.1%	$602.1	35.9%	$536.6	35.6%
Medicaid	132.0	16.0	109.9	14.7	237.9	14.2	216.1	14.4
HMOs, PPOs and other private insurers	391.2	47.3	352.0	47.1	793.8	47.3	710.1	47.2
Self-pay	160.9	19.4	139.6	18.7	320.7	19.1	280.8	18.7
Other	11.6	1.4	9.8	1.3	23.7	1.4	18.4	1.1
Revenues before provision for doubtful accounts	980.1	118.5	873.4	116.9	1,978.2	117.9	1,762.0	117.0
Provision for doubtful accounts	(152.8)	(18.5)	(126.3)	(16.9)	(299.9)	(17.9)	(256.4)	(17.0)
Revenues	$827.3	100.0%	$747.1	100.0%	$1,678.3	100.0%	$1,505.6	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2012 (in millions):

Balance at January 1, 2012	$537.4
Additions recognized as a reduction to revenues	299.9
Accounts written off, net of recoveries	(232.1)
Balance at June 30, 2012	$605.2

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 56.3% and 55.5% as of June 30, 2012 and December 31, 2011, respectively. Additionally, as of June 30, 2012 and December 31, 2011, the allowances for doubtful accounts plus certain contractual allowances related to self-pay patients as a percentage of self-pay receivables were 87.6% and 86.7%, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $43.5 million and $32.1 million for the three months ended June 30, 2012 and 2011, respectively, and $83.7 million and $63.7 million for the six months ended June 30, 2012 and 2011, respectively. Included in the Company’s hospital support center overhead costs are the transactional expenses related to the Company’s recent and pending acquisitions, including legal and consulting fees. See Note 5 for a further discussion of the Company’s recent and pending acquisition activity.

Note 4. Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825-10, “Financial Instruments” and ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), the fair value of the Company’s financial instruments are further described as follows.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

The carrying amounts and fair values of the Company’s term B loans (the “Term B Loans”) under its credit agreement with Citicorp North America, Inc., as administrative agent and a syndicate of lenders (the “Prior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Term B Loans	$443.7	$443.7	$442.6	$432.6
6.625% Senior Notes	$400.0	$400.0	$425.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$612.4	$592.3
3 ¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$230.3

The fair values of the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10. The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. Effective July 24, 2012, the Company repaid the $443.7 million outstanding Term B Loans with the issuance of a new term facility, as more fully discussed in Note 12.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 5. Acquisitions

Effective April 1, 2012, the Company, through Duke LifePoint Healthcare, a joint venture between the Company and Duke University Health System in which the Company owns a controlling interest, acquired an 80% interest in Twin County Regional Hospital (“Twin County”), a 141 bed hospital located in Galax, Virginia for approximately $20.0 million, including 80% of the net working capital. The Company has committed to invest in Twin County an additional $20.0 million in capital expenditures and improvements over the next ten years as well as an additional $3.0 million for the continuation of existing or initiation of new physician recruiting activities over the next five years. The results of operations of Twin County are included in the Company’s results of operations beginning April 1, 2012.

Effective July 1, 2012, the Company acquired Woods Memorial Hospital (“Woods Memorial”), a 72 bed hospital and an 88 bed long-term care facility located in Etowah, Tennessee for approximately $17.7 million, including net working capital. The results of Woods Memorial will be included in the Company’s results of operations beginning on July 1, 2012.

The Company, through Duke LifePoint Healthcare, entered into a definitive agreement to purchase Marquette General Health System (“Marquette General”), a 307 bed hospital system located in Marquette, Michigan. The closing of the Marquette General transaction is subject to various closing conditions, including the review and approval by the Michigan Attorney General and the Michigan Department of Community Health and the expiration or early termination of all applicable periods pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance when such conditions will be met, if at all. The results of Marquette General will only be included in the Company’s results of operations upon successful completion of this transaction.

Note 6. Goodwill and Intangible Assets

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 6. Goodwill and Intangible Assets  – (continued)

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$94.5	$92.5
Accumulated amortization	(52.0)	(48.7)
Net total	42.5	43.8
Non-competition agreements
Gross carrying amount	32.8	32.8
Accumulated amortization	(17.5)	(15.2)
Net total	15.3	17.6
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(0.9)	(0.3)
Net total	1.5	2.1
Total amortized intangible assets
Gross carrying amount	129.7	127.7
Accumulated amortization	(70.4)	(64.2)
Net total	59.3	63.5
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.1	23.9
Licenses, provider numbers, accreditations and other	2.6	2.1
Net total	26.7	26.0
Total intangible assets:
Gross carrying amount	156.4	153.7
Accumulated amortization	(70.4)	(64.2)
Net total	$86.0	$89.5

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 6. Goodwill and Intangible Assets  – (continued)

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized and included as an expense under the caption “Other operating expenses”, in the accompanying unaudited condensed consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of June 30, 2012 and December 31, 2011, the Company’s liability for contract-based physician minimum revenue guarantees was $14.9 million and $13.6 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need and Certificates of Need Exemptions

The construction or acquisition of new facilities, the expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. The Company has determined that these intangible assets have an indefinite useful life.

Licenses, Provider Numbers, Accreditations and Other

To operate hospitals, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies. The Company has determined that these intangible assets have an indefinite useful life.

Note 7. Interest Rate Swap and Comprehensive Income

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under the Prior Credit Agreement. In accordance with ASC 815-10 “Derivatives and Hedging”, the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. Changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $4.0 million and $7.9 million, or $2.6 million and $5.1 million net of taxes, for the three and six months ended June 30, 2011, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 7. Interest Rate Swap and Comprehensive Income  – (continued)

Since the Company’s interest rate swap was not traded on a market exchange, the fair value was determined using a valuation model that involved a discounted cash flow analysis on the expected cash flows. This cash flow analysis reflected the contractual terms of the interest rate swap agreement, including the period to maturity, and used observable market-based inputs, including the three-month LIBOR forward interest rate curve. The fair value of the Company’s interest rate swap agreement was determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on the expectation of future interest rates based on the observable market three-month LIBOR forward interest rate curve and the notional amount being hedged. In addition, the Company incorporated credit valuation adjustments to appropriately reflect both its own and Citibank’s non-performance or credit risk in the fair value measurements. The interest rate swap agreement exposed the Company to credit risk in the event of non-performance by Citibank. The majority of the inputs used to value its interest rate swap agreement, including the three-month LIBOR forward interest rate curve and market perceptions of the Company’s credit risk used in the credit valuation adjustments, were observable inputs available to a market participant. As a result, the Company made the determination that the interest rate swap valuation was categorized as Level 2 within the fair value hierarchy, in accordance with ASC 820-10.

Note 8. Common Stock in Treasury and Repurchases of Common Stock

In accordance with repurchase plans adopted in 2010 and 2011, the Company’s Board of Directors authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million shares of the Company’s common stock. The Company is not obligated to repurchase any specific number of shares under its 2011 repurchase plan. The Company has designated the shares repurchased in accordance with the 2010 and 2011 repurchase plans as treasury stock.

In connection with the 2010 repurchase plan, the Company repurchased approximately 1.0 million shares for an aggregate purchase price, including commissions, of approximately $36.3 million at an average purchase price of $39.11 per share for both the three and six month periods ended June 30, 2011. There were no repurchases made in accordance with the 2010 repurchase plan during the three or six months ended June 30, 2012.

In connection with the 2011 repurchase plan, the Company repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share for the six months ended June 30, 2012. There were no repurchases made in accordance with the 2011 repurchase plan during the three months ended June 30, 2012. Through June 30, 2012, the Company had repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of June 30, 2012, the Company had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 8. Common Stock in Treasury and Repurchases of Common Stock  – (continued)

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed a nominal number of shares of certain vested LTIP and MSPP shares during the three months ended June 30, 2012 and 2011 for an aggregate purchase price of $0.4 million and a nominal amount, respectively. During the six months ended June 30, 2012 and 2011, the Company redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate purchase price of approximately $5.8 million and $5.5 million, respectively. The Company has designated these shares as treasury stock.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Stock Options

The Company granted options to purchase 789,800 and 717,365 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the six months ended June 30, 2012 and 2011, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the six months ended June 30, 2012 and 2011 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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
June 30, 2012
Unaudited

Note 9. Stock-Based Compensation  – (continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected volatility	36.0%	36.0%
Risk free interest rate (range)	0.03% – 1.97%	0.11% – 3.58%
Expected dividends	—	—
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$12.18	$11.77

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $2.1 million and $12.7 million, respectively. The Company received $1.6 million and $17.0 million in cash from stock option exercises for the three months ended June 30, 2012 and 2011, respectively, and $5.5 million and $34.5 million during the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.4 million for the three months ended June 30, 2011 and $0.1 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the three months ended June 30, 2012.

As of June 30, 2012, there was $15.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The Company granted 493,595 and 463,337 shares of nonvested stock awards to certain officers, employees and non-employee directors in accordance with the LTIP, MSPP and Outside Directors Stock and Incentive Compensation Plan during the six months ended June 30, 2012 and 2011, respectively. The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the six months ended June 30, 2012 and 2011 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the six months ended June 30, 2012 and 2011, 320,000 and 297,000, respectively, were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for the 297,000 performance-based nonvested stock awards granted during 2011 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the six months ended June 30, 2012, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the six months ended June 30, 2012, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 9. Stock-Based Compensation  – (continued)

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

The Company received $0.5 million and $0.6 million for the issuance of nonvested stock in accordance with the MSPP during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $24.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other stock-based awards	$4.0	$3.5	$8.0	$6.7
Stock options	2.5	2.1	5.3	4.6
Total stock-based compensation expense	$6.5	$5.6	$13.3	$11.3
Tax benefit on stock-based compensation expense	$2.6	$2.3	$5.3	$4.7

The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2012 or 2011. As of June 30, 2012, there was $40.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

Note 10. Commitments and Contingencies

Legal Proceedings and General Liability Claims

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 10. Commitments and Contingencies  – (continued)

In addition, the hospitals are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.

In May 2009, the Company’s hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty (spine related) procedures. Based on a review of the number of the kyphoplasty procedures performed at all of the Company’s other hospitals, as part of its effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 the Company’s management identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. The Company’s management has completed its review of the relevant medical records and is continuing to cooperate with the government’s investigation.

In December 2011, Jackson Purchase Medical Center, in Mayfield, Kentucky, received a request from an agent of the Office of the Inspector General (“OIG”), HHS, for information regarding the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. The U.S. Attorney’s Office for the Western District of Kentucky is also involved in this inquiry. The hospital is currently subject to a Corporate Integrity Agreement with the OIG, effective June 26, 2011. We have, and will continue to, cooperate with the government in this matter.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $40.3 million at June 30, 2012. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $14.9 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $95.2 million in costs related to uncompleted projects as of June 30, 2012, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At June 30, 2012, these uncompleted projects had an estimated cost to complete and equip of approximately $71.3 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including $20.0 million over the next ten years for the Company’s recently acquired Twin County.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 10. Commitments and Contingencies  – (continued)

Shared Centralized Resource Model Arrangements

During the three months ended June 30, 2012, the Company entered into agreements with a third party to provide certain nonclinical business functions to the Company, including supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from eight to ten years. In connection with the Company’s entry into these agreements, the Company extended its current technology support agreement with this same third party. These agreements are in addition to the Company’s existing agreement with this third party to provide payroll processing services.

The Company’s management believes this model of sharing centralized resources to support common business functions across multi-facility enterprises provides it efficiencies and is the most cost effective approach to managing these nonclinical business functions. The Company recently completed the implementation of the payroll processing services and expects to implement the supply chain management and revenue cycle functions over the next 24 to 30 months. In connection with the implementation process, the Company anticipates that it will incur severance and retention costs for its affected workforce.

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013. Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of just over 15 years following construction completion. The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases — Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Reserves for self-insurance claims and other liabilities” in the accompanying unaudited condensed consolidated balance sheet of $2.4 million as of June 30, 2012. This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center. Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$41.9	$41.1	$98.8	$87.6
Less: Net income attributable to noncontrolling interests	(1.7)	(0.8)	(2.6)	(1.5)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	40.2	40.3	96.2	86.1
Income from discontinued operations, net of income taxes	0.1	—	0.2	0.3
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$40.3	$96.4	$86.4
Denominator:
Weighted average shares outstanding – basic	47.3	51.1	47.1	50.6
Effect of dilutive securities: stock options and other stock-based awards	1.1	1.2	1.3	1.3
Weighted average shares outstanding – diluted	48.4	52.3	48.4	51.9
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.85	$0.79	$2.04	$1.70
Discontinued operations	—	—	0.01	0.01
Net income	$0.85	$0.79	$2.05	$1.71
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.83	$0.77	$1.99	$1.66
Discontinued operations	—	—	—	—
Net income	$0.83	$0.77	$1.99	$1.66

The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and the 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three and six months ended June 30, 2012 and 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 12. Subsequent Events

Effective July 1, 2012 the Company acquired Woods Memorial for approximately $17.7 million, including net working capital, as further discussed in Note 5. The results of Woods Memorial will be included in the Company’s results of operations beginning on July 1, 2012.

The Company, through Duke LifePoint Healthcare, entered into a definitive agreement to purchase Marquette General as further discussed in Note 5. The results of Marquette General will only be included in the Company’s results of operations upon successful completion of this transaction.

On July 24, 2012, the Company entered into a new senior secured credit agreement maturing on July 24, 2017 (the “Senior Credit Agreement”) with, among others, Citibank, as administrative agent, and the lenders party thereto providing for a $450.0 million senior secured term loan facility (the “Term Facility”) and a $350.0 million senior secured revolving credit facility, of which up to a maximum of $75.0 million may be utilized for letters of credit. The proceeds from the issuance of the Term Facility were used to repay the $443.7 million outstanding Term B Loans under the Prior Credit Agreement and to pay fees and expenses related to the entry into the Senior Credit Agreement. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted LIBOR or an adjusted base rate plus an applicable margin. The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.50% for LIBOR loans and from 0.50% to 1.50% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement. The Senior Credit Agreement is guaranteed, on a senior basis, by the subsidiaries of the Company that guaranteed the Prior Credit Agreement, subject to certain exceptions, and requires the Company to satisfy certain customary affirmative, negative and financial covenants, including a maximum total leverage ratio not to exceed 5.00:1.00 with a step-down to 4.25:1.00.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guaranteed the Prior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$850.3	$129.8	$—	$980.1
Provision for doubtful accounts	—	133.6	19.2	—	152.8
Revenues	—	716.7	110.6	—	827.3
Salaries and benefits	6.5	319.4	44.0	—	369.9
Supplies	—	106.9	17.5	—	124.4
Other operating expenses	—	171.7	24.0	—	195.7
Other income	—	(0.5)	(1.0)	—	(1.5)
Equity in earnings of affiliates	(53.2)	—	—	53.2	—
Depreciation and amortization	—	39.6	7.3	—	46.9
Interest expense, net	6.5	17.3	1.9	—	25.7
Management (income) fees	—	(2.0)	2.0	—	—
	(40.2)	652.4	95.7	53.2	761.1
Income from continuing operations before taxes	40.2	64.3	14.9	(53.2)	66.2
(Benefit) provision for income taxes	(0.1)	24.4	—	—	24.3
Income from continuing operations	40.3	39.9	14.9	(53.2)	41.9
Income from discontinued operations, net of taxes	—	0.1	—	—	0.1
Net income	40.3	40.0	14.9	(53.2)	42.0
Less: Net loss (income) attributable to noncontrolling interests	—	0.5	(2.2)	—	(1.7)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$40.5	$12.7	$(53.2)	$40.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$796.1	$77.3	$—	$873.4
Provision for doubtful accounts	—	115.7	10.6	—	126.3
Revenues	—	680.4	66.7	—	747.1
Salaries and benefits	5.6	309.1	24.3	—	339.0
Supplies	—	101.7	12.4	—	114.1
Other operating expenses	—	150.6	12.5	—	163.1
Other income	—	(2.9)	(1.3)	—	(4.2)
Equity in earnings of affiliates	(54.4)	—	—	54.4	—
Depreciation and amortization	—	36.9	3.7	—	40.6
Interest expense, net	10.2	17.4	0.5	—	28.1
Management (income) fees	—	(2.4)	2.4	—	—
	(38.6)	610.4	54.5	54.4	680.7
Income from continuing operations before taxes	38.6	70.0	12.2	(54.4)	66.4
(Benefit) provision for income taxes	(1.7)	27.0	—	—	25.3
Net income	40.3	43.0	12.2	(54.4)	41.1
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.6)	—	(0.8)
Net income attributable to LifePoint Hospitals, Inc.	$40.3	$42.8	$11.6	$(54.4)	$40.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$1,737.6	$240.6	$—	$1,978.2
Provision for doubtful accounts	—	259.6	40.3	—	299.9
Revenues	—	1,478.0	200.3	—	1,678.3
Salaries and benefits	13.3	646.9	79.7	—	739.9
Supplies	—	218.2	35.2	—	253.4
Other operating expenses	—	343.1	41.1	—	384.2
Other income	—	(1.7)	(1.0)	—	(2.7)
Equity in earnings of affiliates	(121.0)	—	—	121.0	—
Depreciation and amortization	—	78.3	13.7	—	92.0
Interest expense, net	13.0	35.3	2.9	—	51.2
Impairment charge	—	3.1	—	—	3.1
Management (income) fees	—	(4.1)	4.1	—	—
	(94.7)	1,319.1	175.7	121.0	1,521.1
Income from continuing operations before taxes	94.7	158.9	24.6	(121.0)	157.2
(Benefit) provision for income taxes	(1.7)	60.1	—	—	58.4
Income from continuing operations	96.4	98.8	24.6	(121.0)	98.8
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income	96.4	99.0	24.6	(121.0)	99.0
Less: Net loss (income) attributable to noncontrolling interests	—	0.2	(2.8)	—	(2.6)
Net income attributable to LifePoint Hospitals, Inc.	$96.4	$99.2	$21.8	$(121.0)	$96.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$1,604.4	$157.6	$—	$1,762.0
Provision for doubtful accounts	—	235.4	21.0	—	256.4
Revenues	—	1,369.0	136.6	—	1,505.6
Salaries and benefits	11.3	613.6	48.5	—	673.4
Supplies	—	206.9	25.9	—	232.8
Other operating expenses	—	301.0	23.7	—	324.7
Other income	—	(2.9)	(1.3)	—	(4.2)
Equity in earnings of affiliates	(116.7)	—	—	116.7	—
Depreciation and amortization	—	73.1	7.2	—	80.3
Interest expense, net	21.8	34.7	0.8	—	57.3
Management (income) fees	—	(4.8)	4.8	—	—
	(83.6)	1,221.6	109.6	116.7	1,364.3
Income from continuing operations before taxes	83.6	147.4	27.0	(116.7)	141.3
(Benefit) provision for income taxes	(2.8)	56.5	—	—	53.7
Income from continuing operations	86.4	90.9	27.0	(116.7)	87.6
Income from discontinued operations, net of taxes	—	0.3	—	—	0.3
Net income	86.4	91.2	27.0	(116.7)	87.9
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.1)	—	(1.5)
Net income attributable to LifePoint Hospitals, Inc.	$86.4	$90.8	$25.9	$(116.7)	$86.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$40.3	$43.0	$12.2	$(54.4)	$41.1
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	2.6	—	—	—	2.6
Other comprehensive income	2.6	—	—	—	2.6
Comprehensive income	42.9	43.0	12.2	(54.4)	43.7
Less: Net income attributable to noncontrolling interests	—	(0.2)	(0.6)	—	(0.8)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$42.9	$42.8	$11.6	$(54.4)	$42.9

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$86.4	$91.2	$27.0	$(116.7)	$87.9
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	5.1	—	—	—	5.1
Other comprehensive income	5.1	—	—	—	5.1
Comprehensive income	91.5	91.2	27.0	(116.7)	93.0
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.1)	—	(1.5)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$91.5	$90.8	$25.9	$(116.7)	$91.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
June 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$149.8	$22.5	$—	$172.3
Accounts receivable, net	—	401.1	67.8	—	468.9
Inventories	—	77.1	11.5	—	88.6
Prepaid expenses	0.1	21.4	2.2	—	23.7
Deferred tax assets	147.7	—	—	—	147.7
Other current assets	—	30.9	0.4	—	31.3
	147.8	680.3	104.4	—	932.5
Property and equipment:
Land	—	74.4	21.3	—	95.7
Buildings and improvements	—	1,494.1	207.0	—	1,701.1
Equipment	—	1,061.2	77.9	—	1,139.1
Construction in progress	—	89.9	5.3	—	95.2
	—	2,719.6	311.5	—	3,031.1
Accumulated depreciation	—	(1,099.8)	(66.8)	—	(1,166.6)
	—	1,619.8	244.7	—	1,864.5
Deferred loan costs, net	18.8	—	—	—	18.8
Intangible assets, net	—	46.8	39.2	—	86.0
Investments in subsidiaries	1,587.7	—	—	(1,587.7)	—
Other	1.2	17.4	2.0	—	20.6
Goodwill	—	1,429.8	139.4	—	1,569.2
Total assets	$1,755.5	$3,794.1	$529.7	$(1,587.7)	$4,491.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$80.2	$15.5	$—	$95.7
Accrued salaries	—	89.0	10.2	—	99.2
Income taxes payable	30.9	—	—	—	30.9
Other current liabilities	12.8	109.9	13.0	—	135.7
Current maturities of long-term debt	—	1.4	0.6	—	2.0
	43.7	280.5	39.3	—	363.5
Long-term debt	1,600.9	6.2	2.5	—	1,609.6
Intercompany	(2,203.5)	2,125.8	77.7	—	—
Deferred income tax liabilities	239.3	—	—	—	239.3
Reserves for self-insurance claims and other liabilities	—	130.6	24.2	—	154.8
Long-term income tax liability	18.5	—	—	—	18.5
Total liabilities	(301.1)	2,543.1	143.7	—	2,385.7
Redeemable noncontrolling interests	—	—	29.0	—	29.0
Total LifePoint Hospitals, Inc. stockholders' equity	2,056.6	1,249.8	337.9	(1,587.7)	2,056.6
Noncontrolling interests	—	1.2	19.1		20.3
Total equity	2,056.6	1,251.0	357.0	(1,587.7)	2,076.9
Total liabilities and equity	$1,755.5	$3,794.1	$529.7	$(1,587.7)	$4,491.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106.2	$20.0	$—	$126.2
Accounts receivable, net	—	373.6	57.0	—	430.6
Inventories	—	75.4	11.8	—	87.2
Prepaid expenses	0.1	24.7	1.6	—	26.4
Income taxes receivable	1.6	—	—	—	1.6
Deferred tax assets	125.7	—	—	—	125.7
Other current assets	—	42.3	—	—	42.3
	127.4	622.2	90.4	—	840.0
Property and equipment:
Land	—	74.1	19.4	—	93.5
Buildings and improvements	—	1,427.5	204.1	—	1,631.6
Equipment	—	991.3	92.7	—	1,084.0
Construction in progress	—	102.6	3.1	—	105.7
	—	2,595.5	319.3	—	2,914.8
Accumulated depreciation	—	(1,001.2)	(83.2)	—	(1,084.4)
	—	1,594.3	236.1	—	1,830.4
Deferred loan costs, net	21.7	—	—	—	21.7
Intangible assets, net	—	46.7	42.8	—	89.5
Investments in subsidiaries	1,467.9	—	—	(1,467.9)	—
Other	1.0	16.7	2.1	—	19.8
Goodwill	—	1,413.1	155.6	—	1,568.7
Total assets	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.5	$11.1	$—	$99.6
Accrued salaries	—	94.3	8.8	—	103.1
Other current liabilities	14.0	141.1	13.1	—	168.2
Current maturities of long-term debt	—	1.5	0.4	—	1.9
	14.0	325.4	33.4	—	372.8
Long-term debt	1,588.2	6.0	1.2	—	1,595.4
Intercompany	(2,206.4)	2,151.4	55.0	—	—
Deferred income tax liabilities	259.0	—	—	—	259.0
Reserves for self-insurance claims and other liabilities	—	113.2	25.9	—	139.1
Long-term income tax liability	18.0	—	—	—	18.0
Total liabilities	(327.2)	2,596.0	115.5	—	2,384.3
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders' equity	1,945.2	1,095.5	372.4	(1,467.9)	1,945.2
Noncontrolling interests	—	1.5	12.9	—	14.4
Total equity	1,945.2	1,097.0	385.3	(1,467.9)	1,959.6
Total liabilities and equity	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40.3	$40.0	$14.9	$(53.2)	$42.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in earnings of affiliates	(53.2)	—	—	53.2	—
Stock-based compensation	6.5	—	—	—	6.5
Depreciation and amortization	—	39.6	7.3	—	46.9
Amortization of physician minimum revenue guarantees	—	4.3	0.5	—	4.8
Amortization of convertible debt discounts	6.4	—	—	—	6.4
Amortization of deferred loan costs	1.4	—	—	—	1.4
Deferred income tax benefit	(17.1)	—	—	—	(17.1)
Reserve for self-insurance claims, net of payments	—	(6.5)	(1.0)	—	(7.5)
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	42.6	4.1	—	46.7
Inventories and other current assets	(0.1)	6.7	(0.3)	—	6.3
Accounts payable and accrued expenses	(10.9)	2.6	(2.9)	—	(11.2)
Income taxes payable/receivable	(21.4)	—	—	—	(21.4)
Other	—	0.3	0.2	—	0.5
Net cash (used in) provided by operating activities – continuing operations	(48.1)	129.5	22.8	—	104.2
Net cash provided by operating activities – discontinued operations	—	0.1	—	—	0.1
Net cash (used in) provided by operating activities	(48.1)	129.6	22.8	—	104.3
Cash flows from investing activities:
Purchases of property and equipment	—	(44.3)	(5.0)	—	(49.3)
Acquisitions, net of cash acquired	—	20.1	(20.1)	—	—
Other	(0.2)	0.1	—	—	(0.1)
Net cash used in investing activities	(0.2)	(24.1)	(25.1)	—	(49.4)
Cash flows from financing activities:
Repurchases of common stock	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	1.6	—	—	—	1.6
Proceeds from employee stock purchase plans	(0.2)	—	—	—	(0.2)
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.0)	—	(0.7)
Sales of redeemable noncontrolling interests	—	—	1.6	—	1.6
Change in intercompany balances with affiliates, net	47.3	(52.5)	5.2	—	—
Capital lease payments and other	—	(0.2)	(0.4)	—	(0.6)
Net cash provided by (used in) financing activities	48.3	(52.4)	5.4	—	1.3
Change in cash and cash equivalents	—	53.1	3.1	—	56.2
Cash and cash equivalents at beginning of period	—	96.7	19.4	—	116.1
Cash and cash equivalents at end of period	$—	$149.8	$22.5	$—	$172.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40.3	$43.0	$12.2	$(54.4)	$41.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(54.4)	—	—	54.4	—
Stock-based compensation	5.6	—	—	—	5.6
Depreciation and amortization	—	36.9	3.7	—	40.6
Amortization of physician minimum revenue guarantees	—	4.3	0.4	—	4.7
Amortization of convertible debt discounts	6.0	—	—	—	6.0
Amortization of deferred loan costs	1.5	—	—	—	1.5
Deferred income tax benefit	(16.7)	—	—	—	(16.7)
Reserve for self-insurance claims, net of payments	—	0.8	1.5	—	2.3
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	20.9	(1.3)	—	19.6
Inventories and other current assets	(0.1)	(2.2)	0.3	—	(2.0)
Accounts payable and accrued expenses	(11.8)	5.2	0.8	—	(5.8)
Income taxes payable/receivable	(4.4)	—	—	—	(4.4)
Other	0.3	(0.2)	(0.1)	—	—
Net cash (used in) provided by operating activities	(33.7)	108.7	17.5	—	92.5
Cash flows from investing activities:
Purchases of property and equipment	—	(46.0)	(2.6)	—	(48.6)
Acquisitions, net of cash acquired	—	—	(24.8)	—	(24.8)
Net cash used in investing activities	—	(46.0)	(27.4)	—	(73.4)
Cash flows from financing activities:
Repurchases of common stock	(36.3)	—	—	—	(36.3)
Payment of debt financing costs	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	17.0	—	—	—	17.0
Refunds of employee stock purchase plans	(0.1)	—	—	—	(0.1)
Proceeds from (distributions to) noncontrolling interests	—	0.6	(0.2)	—	0.4
Change in intercompany balances with affiliates, net	53.2	(64.4)	11.2	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) financing activities	33.7	(64.2)	11.0	—	(19.5)
Change in cash and cash equivalents	—	(1.5)	1.1	—	(0.4)
Cash and cash equivalents at beginning of period	—	266.1	10.1	—	276.2
Cash and cash equivalents at end of period	$—	$264.6	$11.2	$—	$275.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$96.4	$99.0	$24.6	$(121.0)	$99.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(121.0)	—	—	121.0	—
Stock-based compensation	13.3	—	—	—	13.3
Depreciation and amortization	—	78.3	13.7	—	92.0
Amortization of physician minimum revenue guarantees	—	9.0	0.8	—	9.8
Amortization of convertible debt discounts	12.7	—	—	—	12.7
Amortization of deferred loan costs	2.9	—	—	—	2.9
Impairment charge	—	3.1	—	—	3.1
Deferred income tax benefit	(38.6)	—	—	—	(38.6)
Reserve for self-insurance claims, net of payments	—	(2.1)	(0.7)	—	(2.8)
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(25.7)	(10.0)	—	(35.7)
Inventories and other current assets	—	8.2	(0.9)	—	7.3
Accounts payable and accrued expenses	(1.1)	(15.2)	(1.8)	—	(18.1)
Income taxes payable/receivable	32.6	—	—	—	32.6
Other	—	0.6	0.1	—	0.7
Net cash (used in) provided by operating activities – continuing operations	(2.8)	155.0	25.8	—	178.0
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by operating activities	(2.8)	154.3	25.8	—	177.3
Cash flows from investing activities:
Purchases of property and equipment	—	(102.5)	(7.6)	—	(110.1)
Acquisitions, net of cash acquired	—	—	(20.1)	—	(20.1)
Other	(0.2)	(0.1)	—	—	(0.3)
Net cash used in investing activities	(0.2)	(102.6)	(27.7)	—	(130.5)
Cash flows from financing activities:
Repurchases of common stock	(5.9)	—	—	—	(5.9)
Proceeds from exercise of stock options	5.5	—	—	—	5.5
Proceeds from employee stock purchase plans	0.5	—	—	—	0.5
Proceeds from (distributions to) noncontrolling interests	—	0.6	(2.0)	—	(1.4)
Sales of redeemable noncontrolling interests	—	—	1.6	—	1.6
Change in intercompany balances with affiliates, net	2.9	(8.1)	5.2	—	—
Capital lease payments and other	—	(0.6)	(0.4)	—	(1.0)
Net cash provided by (used in) financing activities	3.0	(8.1)	4.4	—	(0.7)
Change in cash and cash equivalents	—	43.6	2.5	—	46.1
Cash and cash equivalents at beginning of period	—	106.2	20.0	—	126.2
Cash and cash equivalents at end of period	$—	$149.8	$22.5	$—	$172.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$86.4	$91.2	$27.0	$(116.7)	$87.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.3)	—	—	(0.3)
Equity in earnings of affiliates	(116.7)	—	—	116.7	—
Stock-based compensation	11.3	—	—	—	11.3
Depreciation and amortization	—	73.1	7.2	—	80.3
Amortization of physician minimum revenue guarantees	—	8.4	0.9	—	9.3
Amortization of convertible debt discounts	11.9	—	—	—	11.9
Amortization of deferred loan costs	3.0	—	—	—	3.0
Deferred income tax benefit	(19.4)	—	—	—	(19.4)
Reserve for self-insurance claims, net of payments	—	8.6	(1.6)	—	7.0
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	11.9	(6.8)	—	5.1
Inventories and other current assets	(0.1)	(3.6)	(0.1)	—	(3.8)
Accounts payable and accrued expenses	(2.2)	(9.3)	0.3	—	(11.2)
Income taxes payable/receivable	26.6	—	—	—	26.6
Other	0.1	0.3	0.2	—	0.6
Net cash provided by operating activities – continuing operations	0.9	180.3	27.1	—	208.3
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	0.9	180.5	27.1	—	208.5
Cash flows from investing activities:
Purchases of property and equipment	—	(98.6)	(5.9)	—	(104.5)
Acquisitions, net of cash acquired	—	(1.7)	(24.8)	—	(26.5)
Other	(1.0)	0.1	—	—	(0.9)
Net cash used in investing activities	(1.0)	(100.2)	(30.7)	—	(131.9)
Cash flows from financing activities:
Repurchases of common stock	(41.8)	—	—	—	(41.8)
Payment of debt financing costs	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	34.5	—	—	—	34.5
Proceeds from employee stock purchase plans	0.6	—	—	—	0.6
Proceeds from (distributions to) noncontrolling interests	—	0.9	(1.5)	—	(0.6)
Change in intercompany balances with affiliates, net	6.9	(12.9)	6.0	—	—
Capital lease payments and other	—	(0.8)	—	—	(0.8)
Net cash provided by (used in) financing activities	0.1	(12.8)	4.5	—	(8.2)
Change in cash and cash equivalents	—	67.5	0.9	—	68.4
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$264.6	$11.2	$—	$275.8

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States. At June 30, 2012, on a consolidated basis, we operated 55 hospital campuses in 18 states, having a total of 6,116 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated revenues from continuing operations of $827.3 million and $747.1 million during the three months ended June 30, 2012 and 2011, respectively, and $1,678.3 million and $1,505.6 million during the six months ended June 30, 2012 and 2011, respectively. We derived revenues from the Medicare and Medicaid programs, collectively of 50.4% and 49.8% during the three months ended June 30, 2012 and 2011, respectively, and 50.1% and 50.0% during the six months ended June 30, 2012 and 2011, respectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

During the three months ended June 30, 2012, as part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we entered into agreements with a third party to provide certain nonclinical business functions, including supply chain management and revenue cycle functions. In connection with our entry into these agreements, we extended our current technology support agreement with this same third party. These agreements are in addition to our existing agreement with this third party to provide payroll processing services. We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share hospital (“DSH”) and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012.

On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. However, the Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations. Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

On May 11, 2012, CMS published its hospital inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2013, which begins on October 1, 2012. Among other things, the proposed rule would provide for a payment rate increase of 2.3% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) in FFY 2013 and 0.3% for those that do not. The update is based on a proposed hospital market basket increase of 3.0%, which is reduced by a multi-factor productivity adjustment of 0.8% and an additional 0.1% as required by the Affordable Care Act and is increased by a documentation and coding adjustment of 0.2%, which completes all of the adjustments required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

On July 6, 2012, CMS issued the Medicare outpatient prospective payment system (“OPPS”) proposed rule for calendar year 2013. Among other things, the proposed rule would provide a rate increase of 2.1% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program and 0.1% for hospitals that do not. The increase is based on the projected IPPS market basket percentage increase described above.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases have been averted by Congressional action. For calendar year 2012, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 27.4% to all physician payments under the PFS. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which, among other things, further postponed the application of the SGR through December 31, 2012.

On July 6, 2012, CMS issued the PFS proposed rule for calendar year 2013. Under the proposed rule, payment rates to physicians would be reduced by 27% based on the application of the SGR. We cannot predict whether Congress will pass legislation to avert the proposed rate cut in calendar year 2013 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. On April 9, 2012, CMS released a proposed rule that revised the effective date of the ICD-10 transition to October 1, 2014. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company's transition to ICD-10.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first half of 2012 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of (i) our hospital support center, (ii) our same-hospital operations, and (iii) the results of Twin County Regional Hospital (“Twin County”), in which we acquired an 80% interest effective April 1, 2012, Maria Parham Medical Center (“Maria Parham”), in which we acquired an 80% interest effective November 1, 2011, and Person Memorial Hospital (“Person Memorial”), which we acquired effective October 1, 2011, each through Duke LifePoint Healthcare, which is our joint venture with Duke University Health System in which we own a controlling interest. Continuing operations information excludes the results of our hospitals that have previously been disposed.

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

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 52 hospitals operated during the three and six months ended June 30, 2012 and 2011. Same-hospital information excludes the results of Twin County, Maria Parham, Person Memorial and our hospitals that have previously been disposed.

Operating Results Summary

The following table summarizes the results of operations for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$980.1	118.5%	$873.4	116.9%	$1,978.2	117.9%	$1,762.0	117.0%
Provision for doubtful accounts	152.8	18.5	126.3	16.9	299.9	17.9	256.4	17.0
Revenues	827.3	100.0	747.1	100.0	1,678.3	100.0	1,505.6	100.0
Salaries and benefits	369.9	44.7	339.0	45.4	739.9	44.1	673.4	44.7
Supplies	124.4	15.0	114.1	15.3	253.4	15.1	232.8	15.5
Other operating expenses	195.7	23.7	163.1	21.8	384.2	22.9	324.7	21.6
Other income	(1.5)	(0.2)	(4.2)	(0.6)	(2.7)	(0.2)	(4.2)	(0.3)
Depreciation and amortization	46.9	5.7	40.6	5.4	92.0	5.4	80.3	5.3
Interest expense, net	25.7	3.1	28.1	3.8	51.2	3.1	57.3	3.8
Impairment charge	—	—	—	—	3.1	0.2	—	—
	761.1	92.0	680.7	91.1	1,521.1	90.6	1,364.3	90.6
Income from continuing operations before income taxes	66.2	8.0	66.4	8.9	157.2	9.4	141.3	9.4
Provision for income taxes	24.3	2.9	25.3	3.4	58.4	3.5	53.7	3.6
Income from continuing operations	41.9	5.1	41.1	5.5	98.8	5.9	87.6	5.8
Less: Net income attributable to noncontrolling interests	(1.7)	(0.2)	(0.8)	(0.1)	(2.6)	(0.2)	(1.5)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$40.2	4.9%	$40.3	5.4%	$96.2	5.7%	$86.1	5.7%

For the Three Months Ended June 30, 2012 and 2011

Revenues

The following table presents the components of revenues for the three months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$980.1	$873.4	$106.7	12.2%
Provision for doubtful accounts	152.8	126.3	26.5	21.1
Revenues	$827.3	$747.1	$80.2	10.7
Same-hospital:
Revenues before provision for doubtful accounts	$917.3	$873.4	$43.9	5.0%
Provision for doubtful accounts	143.6	126.3	17.3	13.7
Revenues	$773.7	$747.1	$26.6	3.6

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended June 30, 2012 and 2011 (in millions):

	Continuing Operations				Same-Hospital
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$284.4	34.4%	$262.1	35.1%	$266.9	34.5%	$262.1	35.1%
Medicaid	132.0	16.0	109.9	14.7	116.7	15.1	109.9	14.7
HMOs, PPOs and other private insurers	391.2	47.3	352.0	47.1	372.7	48.2	352.0	47.1
Self-pay	160.9	19.4	139.6	18.7	150.0	19.4	139.6	18.7
Other	11.6	1.4	9.8	1.3	11.0	1.4	9.8	1.3
Revenues before provision for doubtful accounts	980.1	118.5	873.4	116.9	917.3	118.6	873.4	116.9
Provision for doubtful accounts	(152.8)	(18.5)	(126.3)	(16.9)	(143.6)	(18.6)	(126.3)	(16.9)
Revenues	$827.3	100.0%	$747.1	100.0%	$773.7	100.0%	$747.1	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,526	$7,117	$409	5.7
Revenues per equivalent admission – same-hospital	$7,531	$7,117	$414	5.8

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Continuing operations:
Admissions	48,072	48,526	(454)	(0.9)
Equivalent admissions	109,923	104,983	4,940	4.7
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	13,120	13,347	(227)	(1.7)
Outpatient surgeries	43,024	39,469	3,555	9.0
Emergency room visits	284,612	253,569	31,043	12.2
Outpatient factor	2.29	2.16	0.13	5.7
Same-hospital:
Admissions	45,430	48,526	(3,096)	(6.4)
Equivalent admissions	102,742	104,983	(2,241)	(2.1)
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	12,417	13,347	(930)	(7.0)
Outpatient surgeries	40,625	39,469	1,156	2.9
Emergency room visits	263,198	253,569	9,629	3.8
Outpatient factor	2.26	2.16	0.10	4.6

For the three months ended June 30, 2012, our same-hospital revenues before provision for doubtful accounts increased by $43.9 million or 5.0%, to $917.3 million as compared to $873.4 million for the same period last year. Same-hospital admissions declined 6.4% over the same period in the prior year while same-hospital equivalent admissions declined at a more modest 2.1%. The same-hospital equivalent admissions were favorably impacted by stronger outpatient surgeries, higher emergency room visits and overall growth in our oncology and imaging services. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $4.8 million or 1.8%;
•	Increases in our same-hospital Medicaid revenue of approximately $6.8 million or 6.2%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $20.7 million or 5.9%; and
•	Increases in our same-hospital self-pay revenue of approximately $10.4 million or 7.4%.

The increases in our same-hospital Medicare revenue were largely driven by increases in our Medicare case mix index and overall higher reimbursement rates, partially offset by the negative impact of a higher level of denials as a result of recovery audit contractors (“RACs”) audits as compared to the same period last year.

Our same-hospital Medicaid revenue increased primarily as a result of the favorable impact of our participation in various Medicaid DSH programs and other state supplemental payment programs (collectively “Supplemental Payment Programs”). The amount and timing of revenue recorded for Supplemental Payment Programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors. During the three months ended June 30, 2012, we recognized approximately $5.3 million of additional same-hospital Medicaid revenue under these Supplemental Payment Programs as compared to the same period in the prior year. Furthermore, we recognized additional and recently approved Supplemental Payment Program revenue for certain of our recent acquisitions which further resulted in increases to our continuing operations Medicaid revenue during the three months ended June 30, 2012, as compared to the same period in the prior year.

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

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$25.1	3.0%	$22.4	3.0%	$2.7	12.0%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$160.9	19.4%	$139.6	18.7%	$21.3	15.3%
Net revenue days outstanding (at end of period)	51.6	N/A	46.3	N/A	5.3	11.4%
Same-hospital:
Related key indicators:
Charity care write-offs	$24.0	3.1%	$22.4	3.0%	$1.6	6.8%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$150.0	19.4%	$139.6	18.7%	$10.4	7.4%
Net revenue days outstanding (at end of period)	50.6	N/A	46.3	N/A	4.3	9.3%

For the three months ended June 30, 2012, our provision for doubtful accounts increased by $26.5 million, or 21.1%, to $152.8 million on a continuing operations basis and by $17.3 million, or 13.7%, to $143.6 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended June 30, 2012. Same-hospital self-pay revenues increased by $10.4 million over the same period last year and represented 19.4% of revenues. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended June 30, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2011 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2012 increased to 51.6 from 46.3 as of June 30, 2011 on a continuing operations basis. This increase was primarily the result of an increase in outstanding accounts receivable for certain of our recent acquisitions, increases in our insured accounts receivable due to an increase in Medicare prepayment audit activity, new managed Medicaid payors in certain of our markets, a new Medicare administrative contractor in our Virginia and West Virginia markets and an increase in uninsured accounts receivable.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$369.9	44.7%	$339.0	45.4%	$30.9	9.1%
Man-hours per equivalent admission	102.0	N/A	98.2	N/A	3.8	3.9%
Salaries and benefits per equivalent admission	$3,364	N/A	$3,218	N/A	$146	4.5%
Same-hospital:
Salaries and benefits (dollars in millions)	$345.9	44.7%	$339.0	45.4%	$6.9	2.0%
Man-hours per equivalent admission	101.4	N/A	98.2	N/A	3.2	3.3%
Salaries and benefits per equivalent admission	$3,366	N/A	$3,218	N/A	$148	4.6%

For the three months ended June 30, 2012, our salaries and benefits expense increased to $345.9 million, or 2.0%, on a same-hospital basis as compared to $339.0 million for the same period last year. Additionally, our man-hours per equivalent admission increased to 101.4, or 3.3% for the three months ended June 30, 2012 on a same-hospital basis as compared to 98.2 for the same period last year. These increases in our same-hospital salaries and benefits expense and man-hours per equivalent admission are primarily a result of the impact of an increasing number of employed physicians and their related support staff. On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 209 to 1,215 from 1,006 for the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $9.0 million in our salaries and benefits expense for the three months ended June 30, 2012 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods. These increases in our salaries and benefits expense were partially offset by lower medical benefit costs compared to the prior year.

Additionally, for the three months ended June 30, 2012, we estimate that we incurred approximately $2.3 million of additional salaries and benefits expense related to our implementation of our EHR initiatives.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$124.4	15.0%	$114.1	15.3%	$10.3	9.1%
Supplies per equivalent admission	$1,133	N/A	$1,087	N/A	$46	4.2%
Same-hospital:
Supplies (dollars in millions)	$116.6	15.1%	$114.1	15.3%	$2.5	2.3%
Supplies per equivalent admission	$1,136	N/A	$1,087	N/A	$49	4.5%

For the three months ended June 30, 2012, our supplies expense increased to $116.6 million, or 2.3% on a same-hospital basis as compared to $114.1 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended June 30, 2012 was primarily a result of an increase in our supplies expense per equivalent admission to $1,136, or 4.5%, as compared to $1,087 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related pharmaceuticals and other pharmacy supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Professional fees	$28.5	3.4%	$23.5	3.1%	$5.0	21.2%
Utilities	15.3	1.8	13.9	1.9	1.4	9.2
Repairs and maintenance	20.2	2.4	19.3	2.6	0.9	4.8
Rents and leases	7.9	1.0	7.1	1.0	0.8	12.3
Insurance	10.2	1.2	8.0	1.1	2.2	26.4
Physician recruiting	7.3	0.9	6.5	0.9	0.8	14.1
Contract services	50.5	6.1	43.8	5.9	6.7	15.4
Non-income taxes	26.3	3.2	18.3	2.4	8.0	44.1
Other	29.5	3.7	22.7	2.9	6.8	30.0
	$195.7	23.7	$163.1	21.8	$32.6	20.0%
Same-hospital:
Professional fees	$26.4	3.4%	$23.5	3.1%	$2.9	12.5%
Utilities	14.4	1.9	13.9	1.9	0.5	2.8
Repairs and maintenance	19.3	2.5	19.3	2.6	—	—
Rents and leases	7.2	0.9	7.1	1.0	0.1	1.2
Insurance	9.6	1.2	8.0	1.1	1.6	20.2
Physician recruiting	7.3	0.9	6.5	0.9	0.8	12.3
Contract services	47.9	6.2	43.8	5.9	4.1	9.3
Non-income taxes	21.8	2.8	18.3	2.4	3.5	19.7
Other	28.2	3.8	22.7	2.9	5.5	24.8
	$182.1	23.6	$163.1	21.8	$19.0	11.7%

For the three months ended June 30, 2012, our other operating expenses increased to $182.1 million, or 11.7% on a same-hospital basis as compared to $163.1 million for the same period last year. This increase for the three months ended June 30, 2012 was primarily a result of increases in professional fees, contract services, non-income taxes and other.

We continue to experience increasing professional fees in areas such as emergency room physician coverage and in the utilization of hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals along with costs associated with contracted laboratory services. Additionally, for the three months ended June 30, 2012, we estimate that we incurred approximately $2.8 million of additional contract service expenses related to our implementation of our EHR initiatives.

Our non-income taxes increased primarily as a result of increases in state provider tax assessments for those Supplemental Payment Programs in which we participate, as further discussed in our analysis of our revenues before provision for doubtful accounts.

Finally, our other expenses increased primarily as a result of increases in our legal and consulting fees related to our recent and pending acquisitions, including Twin County, Woods Memorial Hospital (“Woods Memorial”) which we acquired effective July 1, 2012, and Marquette General Health System (“Marquette General”), for which we have entered into a definitive agreement to purchase. Additional increases in other expenses are the result of higher and additional software maintenance expense as a result of our on-going investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended June 30, 2012, we recognized $1.5 million in Medicaid EHR incentive payments as compared to $4.2 million recognized in the same period last year. Based on our current assessments, we expect to recognize higher EHR incentive payments during the second half of 2012.

Depreciation and Amortization

For the three months ended June 30, 2012, our depreciation and amortization expense increased by $6.3 million, or 15.3% to $46.9 million, or 5.7% of revenues, on a continuing operations basis as compared to $40.6 million, or 5.4% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $2.6 million in additional depreciation expense during the three months ended June 30, 2012 related to our EHR initiatives. We have also experienced increases in depreciation expense relating to capital improvement projects completed during 2011 and the first half of 2012, as well as our recent acquisitions, including Maria Parham, Person Memorial and Twin County. We anticipate overall higher levels of spending related to information systems during 2012 as compared to 2011 and previous years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $2.4 million, or 8.5%, to $25.7 million, for the three months ended June 30, 2012, as compared to $28.1 million for the same period last year. This decrease was primarily a result of the maturity of our interest rate swap effective May 30, 2011. With the maturity of our interest rate swap a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the interest rate swap agreement of 5.585%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $24.3 million, or 2.9% of revenues, for the three months ended June 30, 2012, as compared to $25.3 million, or 3.4% of revenues, for the same period last year. Our effective tax rate decreased to 37.7% for the three months ended June 30, 2012, compared to 38.6% for the same period last year, primarily as a result of a lower effective state tax rate in certain of the states in which we operate.

For the Six Months Ended June 30, 2012 and 2011

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue included under the caption “Revenues before provision for doubtful accounts” and approximately $6.0 million of costs, which are included under the captions “Other operating expenses” and “Salaries and benefits” for the six months ended June 30, 2012.

Revenues

The following table presents the components of revenues for the six months ended June 30, 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$1,978.2	$1,762.0	$216.2	12.3%
Provision for doubtful accounts	299.9	256.4	43.5	17.0
Revenues	$1,678.3	$1,505.6	$172.7	11.5
Same-hospital:
Revenues before provision for doubtful accounts	$1,878.2	$1,762.0	$116.2	6.6%
Provision for doubtful accounts	282.8	256.4	26.4	10.3
Revenues	$1,595.4	$1,505.6	$89.8	6.0

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the six months ended June 30, 2012 and 2011 (in millions):

	Continuing Operations				Same-Hospital
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$602.1	35.9%	$536.6	35.6%	$572.0	35.9%	$536.6	35.6%
Medicaid	237.9	14.2	216.1	14.4	217.7	13.6	216.1	14.4
HMOs, PPOs and other private insurers	793.8	47.3	710.1	47.2	763.7	47.9	710.1	47.2
Self-pay	320.7	19.1	280.8	18.7	302.2	18.9	280.8	18.7
Other	23.7	1.4	18.4	1.1	22.6	1.4	18.4	1.1
Revenues before provision for doubtful accounts	1,978.2	117.9	1,762.0	117.0	1,878.2	117.7	1,762.0	117.0
Provision for doubtful accounts	(299.9)	(17.9)	(256.4)	(17.0)	(282.8)	(17.7)	(256.4)	(17.0)
Revenues	$1,678.3	100.0%	$1,505.6	100.0%	$1,595.4	100.0%	$1,505.6	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,552	$7,071	$481	6.8
Revenues per equivalent admission – same-hospital	$7,591	$7,071	$520	7.4

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Admissions	99,560	100,242	(682)	(0.7)
Equivalent admissions	222,218	212,914	9,304	4.4
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	26,725	26,707	18	0.1
Outpatient surgeries	86,023	78,908	7,115	9.0
Emergency room visits	557,525	508,339	49,186	9.7
Outpatient factor	2.23	2.12	0.11	5.1
Same-hospital:
Admissions	95,151	100,242	(5,091)	(5.1)
Equivalent admissions	210,189	212,914	(2,725)	(1.3)
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	25,538	26,707	(1,169)	(4.4)
Outpatient surgeries	82,022	78,908	3,114	3.9
Emergency room visits	522,052	508,339	13,713	2.7
Outpatient factor	2.21	2.12	0.09	4.0

For the six months ended June 30, 2012, our same-hospital revenues before provision for doubtful accounts increased by $116.2 million or 6.6%, to $1,878.2 million as compared to $1,762.0 million for the same period last year. Same-hospital admissions declined 5.1% over the same period in the prior year while same-hospital equivalent admissions declined at a more modest 1.3%. The same-hospital equivalent admissions were favorably impacted by stronger outpatient surgeries, higher emergency room visits and overall growth in our oncology and imaging services. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $35.4 million or 6.6%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $53.6 million or 7.5%; and
•	Increases in our same-hospital self-pay revenue of approximately $21.4 million or 7.6%.

Increases in our same-hospital Medicare revenues were largely driven by the impact of recognizing $33.0 million related to the Rural Floor Settlement during the six months ended June 30, 2012, increases in our Medicare case mix index and overall higher reimbursement rates. These increases were partially offset by the negative impact of a higher level of denials as a result of RAC audits as compared to the same period last year.

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

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$51.1	3.0%	$42.1	2.8%	$9.0	21.4%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$320.7	19.1%	$280.8	18.7%	$39.9	14.2%
Net revenue days outstanding (at end of period)	51.6	N/A	46.3	N/A	5.3	11.4%
Same-hospital:
Related key indicators:
Charity care write-offs	$49.3	3.1%	$42.1	2.8%	$7.2	17.1%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$302.2	18.9%	$280.8	18.7%	$21.4	7.6%
Net revenue days outstanding (at end of period)	50.6	N/A	46.3	N/A	4.3	9.3%

For the six months ended June 30, 2012, our provision for doubtful accounts increased by $43.5 million, or 17.0%, to $299.9 million on a continuing operations basis and by $26.4 million, or 10.3%, to $282.8 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the six months ended June 30, 2012. Same-hospital self-pay revenues increased by $21.4 million over the same period last year and represented 18.9% of revenues. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the six months ended June 30, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2011 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2012 increased to 51.6 from 46.3 as of June 30, 2011 on a continuing operations basis. This increase was primarily the result of an increase in outstanding accounts receivable for certain of our recent acquisitions, increases in our insured accounts receivable due to an increase in Medicare prepayment audit activity, new managed Medicaid payors in certain of our markets, a new Medicare administrative contractor in our Virginia and West Virginia markets and an increase in uninsured accounts receivable.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$739.9	44.1%	$673.4	44.7%	$66.5	9.9%
Man-hours per equivalent admission	100.3	N/A	97.3	N/A	3.0	3.1%
Salaries and benefits per equivalent admission	$3,326	N/A	$3,158	N/A	$168	5.3%
Same-hospital:
Salaries and benefits (dollars in millions)	$701.3	44.0%	$673.4	44.7%	$27.9	4.1%
Man-hours per equivalent admission	99.9	N/A	97.3	N/A	2.6	2.6%
Salaries and benefits per equivalent admission	$3,333	N/A	$3,158	N/A	$175	5.5%

For the six months ended June 30, 2012, our salaries and benefits expense increased to $701.3 million, or 4.1%, on a same-hospital basis as compared to $673.4 million for the same period last year. Additionally, our man-hours per equivalent admission increased to 99.9, or 2.6% for the six months ended June 30, 2012 on a same-hospital basis as compared to 97.3 for the same period last year. These increases in our in our same-hospital salaries and benefits expense and man-hours per equivalent admission is primarily a result of the impact of an increasing number of employed physicians and their related support staff, the impact of compensation increases for our employees and higher medical benefits costs.

On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 209 to 1,215 from 1,006 for the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $14.9 million in our salaries and benefits expense for the six months ended June 30, 2012 as compared to the same period last year. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Additionally, for the six months ended June 30, 2012, we estimate that we incurred approximately $4.0 million of additional salaries and benefits expense related to our implementation of our EHR initiatives.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$253.4	15.1%	$232.8	15.5%	$20.6	8.9%
Supplies per equivalent admission	$1,141	N/A	$1,094	N/A	$47	4.3%
Same-hospital:
Supplies (dollars in millions)	$239.6	15.0%	$232.8	15.5%	$6.8	2.9%
Supplies per equivalent admission	$1,140	N/A	$1,094	N/A	$46	4.3%

For the six months ended June 30, 2012, our supplies expense increased to $239.6 million, or 2.9% on a same-hospital basis as compared to $232.8 million for the same period last year. This increase in our same-hospital supplies expense for the six months ended June 30, 2012 was primarily a result of an increase in our supplies expense per equivalent admission to $1,140, or 4.3%, as compared to $1,094 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related pharmaceuticals and other pharmacy supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Professional fees	$55.9	3.3%	$47.3	3.1%	$8.6	18.2%
Utilities	29.7	1.8	27.8	1.8	1.9	6.6
Repairs and maintenance	41.8	2.5	38.3	2.5	3.5	9.1
Rents and leases	16.2	1.0	14.5	1.0	1.7	12.4
Insurance	20.4	1.2	17.9	1.2	2.5	14.1
Physician recruiting	14.7	0.9	13.1	0.9	1.6	12.5
Contract services	102.5	6.1	87.1	5.8	15.4	17.6
Non-income taxes	45.5	2.7	36.4	2.4	9.1	25.0
Other	57.5	3.4	42.3	2.9	15.2	35.9
	$384.2	22.9	$324.7	21.6	$59.5	18.3%
Same-hospital:
Professional fees	$51.9	3.3%	$47.3	3.1%	$4.6	9.8%
Utilities	28.2	1.8	27.8	1.8	0.4	1.2
Repairs and maintenance	40.2	2.5	38.3	2.5	1.9	5.1
Rents and leases	15.2	1.0	14.5	1.0	0.7	4.7
Insurance	19.6	1.2	17.9	1.2	1.7	9.7
Physician recruiting	14.4	0.9	13.1	0.9	1.3	10.0
Contract services	97.6	6.1	87.1	5.8	10.5	12.0
Non-income taxes	40.7	2.6	36.4	2.4	4.3	11.8
Other	55.4	3.3	42.3	2.9	13.1	31.2
	$363.2	22.7	$324.7	21.6	$38.5	11.9%

For the six months ended June 30, 2012, our other operating expenses increased to $363.2 million, or 11.9% on a same-hospital basis as compared to $324.7 million for the same period last year. This increase for the six months ended June 30, 2012 was primarily a result of increases in professional fees, contract services, non-income taxes and other.

As physician shortages continue, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals, costs associated with contracted laboratory services and relocation fees incurred in connection with our recently completed and opened replacement facility for Clark Regional Medical Center. Additionally, for the six months ended June 30, 2012, we estimate that we incurred approximately $4.7 million of additional contract service expenses related to our implementation of our EHR initiatives. Our non-income taxes increased primarily as a result of increases in state provider tax assessments for those Supplemental Payment Programs in which we participate.

Finally, our other expenses increased primarily as a result of additional legal fees incurred in connection with the Rural Floor Settlement, additional legal and consulting fees related to our recent and pending acquisitions, including Twin County, Woods Memorial and Marquette General and higher and additional software maintenance expense as a result of our on-going investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the six months ended June 30, 2012, we recognized $2.7 million in Medicaid EHR incentive payments as compared to $4.2 million recognized in the same period last year. Based on our current assessments, we expect to recognize higher EHR incentive payments during the second half of 2012.

Depreciation and Amortization

For the six months ended June 30, 2012, our depreciation and amortization expense increased by $11.7 million, or 14.5% to $92.0 million, or 5.4% of revenues, on a continuing operations basis as compared to $80.3 million, or 5.3% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $4.8 million in additional depreciation expense during the six months ended June 30, 2012 related to our EHR initiatives. We have also experienced increases in depreciation expense relating to capital improvement projects completed during 2011 and the first half of 2012, as well as our recent acquisitions, including Maria Parham, Person Memorial and Twin County. We anticipate overall higher levels of spending related to information systems during 2012 as compared to 2011 and previous years. As a result, we anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $6.1 million, or 10.7%, to $51.2 million, for the six months ended June 30, 2012, as compared to $57.3 million for the same period last year. This decrease was primarily a result of the maturity of our interest rate swap effective May 30, 2011. With the maturity of our interest rate swap a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the interest rate swap agreement of 5.585%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charge

During the six months ended June 30, 2012, we incurred a $3.1 million impairment charge from continuing operations. This impairment charge relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $58.4 million, or 3.5% of revenues, for the six months ended June 30, 2012, as compared to $53.7 million, or 3.6% of revenues, for the same period last year. Our effective tax rate decreased to 37.8% for the six months ended June 30, 2012, compared to 38.4% for the same period last year, primarily as a result of a lower effective state tax rate in certain of the states in which we operate.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash flows provided by continuing operations	$104.2	$92.5	$178.0	$208.3
Less: Purchases of property and equipment	(49.3)	(48.6)	(110.1)	(104.5)
Free operating cash flow	54.9	43.9	67.9	103.8
Acquisitions, net of cash acquired	—	(24.8)	(20.1)	(26.5)
Proceeds from exercise of stock options	1.6	17.0	5.5	34.5
Repurchases of common stock	(0.4)	(36.3)	(5.9)	(41.8)
Other	—	(0.2)	(0.6)	(1.8)
Cash flows from operations (used in) provided by discontinued operations	0.1	—	(0.7)	0.2
Net increase (decrease) in cash and cash equivalents	$56.2	$(0.4)	$46.1	$68.4

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the three months ended June 30, 2012 were positively impacted by the receipt of approximately $33.0 million related to the Rural Floor Settlement as well as the collection of other insured accounts receivable for certain of our recent acquisitions. These increases were partially offset by increases in the amount and timing of cash payments made for self-insurance claims and income taxes.

Our cash flows provided by continuing operations for the six months ended June 30, 2012 were negatively impacted by increases in the amount and timing of cash payments made for self-insurance claims and income taxes as well as an increase in our insured accounts receivable and outstanding accounts receivable for certain of our recent acquisitions. These decreases were partially offset by increases as a result of the receipt of approximately $33.0 million related to the Rural Floor Settlement.

We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our unaudited condensed consolidated financial statements included elsewhere in this report.

Capital Expenditures

We continued to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital projects	$17.1	$16.9	$43.9	$36.5
Routine	11.3	12.5	17.2	30.2
Information systems	20.9	19.2	49.0	37.8
	49.3	48.6	110.1	104.5
Depreciation expense	45.4	39.9	89.0	78.9
Ratio of capital expenditures to depreciation expense	108.6%	121.8%	123.7%	132.4%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2011 and the first half of 2012, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate that we will continue to spend more on information systems throughout the remainder of 2012.

Debt

An analysis and roll-forward of our long-term debt during the first half of 2012 is as follows (in millions):

	December 31, 2011	Payments of Borrowings	Proceeds from Borrowings	Amortization of Convertible Debt Discounts	June 30, 2012
Senior Secured Credit Agreement:
Term B Loans	$443.7	$—	$—	$—	$443.7
Revolving Loans	—	—	—	—	—
6.625% Senior Notes	400.0	—	—	—	400.0
3½% Notes	575.0	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(55.5)	—	—	12.7	(42.8)
Capital leases	9.1	(0.9)	2.5	—	10.7
	$1,597.3	$(0.9)	$2.5	$12.7	$1,611.6

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012	December 31, 2011	Increase (Decrease)
Current portion of long-term debt	$2.0	$1.9	$0.1
Long-term debt	1,609.6	1,595.4	14.2
Unamortized discounts of convertible debt instruments	42.8	55.5	(12.7)
Total debt, excluding unamortized discounts of convertible debt instruments	1,654.4	1,652.8	1.6
Total LifePoint Hospitals, Inc. stockholders' equity	2,056.6	1,945.2	111.4
Total capitalization	$3,711.0	$3,598.0	$113.0
Total debt to total capitalization	44.6%	45.9%	(130)bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	73.2%	73.2%
Variable rate debt	26.8	26.8
	100.0%	100.0%
Percentage of:
Senior debt	51.6%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	48.4	48.4
	100.0%	100.0%

Capital Resources

Credit Agreement

Terms

As of June 30, 2012, our credit agreement with Citicorp North America, Inc., (“Citicorp”) as administrative agent and a syndicate of lenders (the “Prior Credit Agreement”), provided for term B loans (the “Term B Loans”), term A loans (the “Term A Loans”) and revolving loans.

On July 24, 2012, we entered into a new senior secured credit agreement maturing on July 24, 2017 (the “Senior Credit Agreement”) with, among others, Citibank N.A., as administrative agent, and the lenders party thereto providing for a $450.0 million senior secured term loan facility (the “Term Facility”) and a $350.0 million senior secured revolving credit facility, of which up to a maximum of $75.0 million may be utilized for letters of credit. The proceeds from the issuance of the Term Facility were used to repay the $443.7 million outstanding Term B Loans under the Prior Credit Agreement and to pay fees and expenses related to the issuance of the Senior Credit Agreement. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin. The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.50% for LIBOR loans and from 0.50% to 1.50% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement. The Senior Credit Agreement is guaranteed, on a senior basis, by our subsidiaries that guaranteed the Prior Credit Agreement, subject to certain exceptions, and requires us to satisfy certain customary affirmative, negative and financial covenants, including a maximum total leverage ratio not to exceed 5.00:1.00 with a step-down to 4.25:1.00.

The following discussion relates to the applicable terms, provisions, rates and outstanding balances in effect and outstanding as of June 30, 2012, prior to the replacement of our Prior Credit Agreement with the Senior Credit Agreement effective July 24, 2012.

Letters of Credit and Availability

The Prior Credit Agreement provided for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduced the amounts available under the Revolving Loans. As of June 30, 2012, we had $30.0 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Prior Credit Agreement, Revolving Loans available for borrowing were $320.0 million as of June 30, 2012.

Interest Rates

Interest on the outstanding balance of the Term B Loans was payable at an adjusted LIBOR plus a margin of 2.75%. Interest on the Revolving Loans was payable at our option at either an adjusted base rate or an adjusted LIBOR plus a margin. The margin on Revolving Loans subject to an adjusted base rate ranged from 1.00% to 1.75%, based on our total leverage ratio. The margin on the Revolving Loans subject to an adjusted LIBOR ranged from 2.00% to 2.75% based on our total leverage ratio.

As of June 30, 2012, the applicable annual interest rate under the Term B Loans was 3.00%, which was based on the 90-day adjusted LIBOR plus the applicable margins. The 90-day adjusted LIBOR was 0.25% at June 30, 2012. The weighted-average applicable annual interest rate for the three and six months ended June 30, 2012 under the Term B Loans was 3.21% and 3.26%, respectively.

Covenants

The Prior Credit Agreement required us to satisfy certain financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio. The interest coverage ratio could be no less than 3.50:1.00 and the total leverage ratio could not exceed 3.75:1.00, both determined on a trailing four quarter basis. In addition, the Prior Credit Agreement generally limited the amount we could spend on capital expenditures to no more than 10.0% of annual revenues. We were in compliance with these covenants as of June 30, 2012.

In addition, the Prior Credit Agreement contained customary affirmative and negative covenants, which among other things, limited our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions. It did not contain provisions that would have accelerated the maturity dates upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

6.625% Senior Notes

Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay a portion of our outstanding borrowings under the Term B Loans. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guaranteed the Prior Credit Agreement.

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

3½% Notes

The 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of the 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Prior Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

Liquidity and Capital Resources Outlook

We expect to increase our level of spending for capital expenditures for the remainder of 2012 as compared to 2011.We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three and six months ended June 30, 2012, we spent $20.9 million and $49.0 million, respectively, on information systems. We anticipate spending in excess of $90.0 million on information systems in 2012. At June 30, 2012, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $71.3 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

In connection with our acquisition of an 80% interest in Twin County through our Duke LifePoint Healthcare joint venture, we have committed to invest an additional $20.0 million in capital expenditures and improvements in Twin County over the next ten years.

We believe that cash generated from our operations and borrowings available under the Senior Credit Agreement will be sufficient to meet our working capital needs, the purchase prices for any potential facility acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our unaudited condensed consolidated financial statements included elsewhere in this report. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.

During the three months ended June 30, 2012 we entered into agreements with a third party to provide certain nonclinical business functions, including supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from eight to ten years. In connection with our entry into these agreements, we extended our current technology support agreement with this same third party. These agreements are in addition to our existing agreement with this third party to provide payroll processing services.

The following is an update of our contractual obligations at June 30, 2012 for our purchase obligations reflecting our entry into these new agreements as well as our extension of an existing agreement with this third party (in millions):

	Payment Due by Period
Contractual Obligation	Total	July 1, 2012 to December 31, 2012	2013 – 2014	2015 – 2016	After 2016
Purchase obligations	$1,841.5	$106.6	$269.9	$303.2	$1,161.8

Except for entries into new agreements and the extension of an existing agreement with a third party to provide certain nonclinical business functions there were no other material changes in our contractual obligations presented in the 2011 Annual Report on Form 10-K or our quarterly report on Form 10-Q for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $30.0 million as of June 30, 2012, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Contingencies

Please refer to Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;
•	Physician commitments;
•	Capital expenditure commitments;
•	Shared centralized resource model arrangements; and
•	Hospital support center lease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2012, we had outstanding debt, excluding $42.8 million of unamortized discounts on our convertible debt instruments, of $1,654.4 million, 26.8%, or $443.7 million, of which was subject to variable rates of interest.

The Term B Loans, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures are our long-term debt instruments with carrying amounts different from their fair value as of June 30, 2012 and December 31, 2011. The carrying amount and fair value of these instruments as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Term B Loans	$443.7	$443.7	$442.6	$432.6
6.625% Senior Notes	$400.0	$400.0	$425.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$612.4	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$230.3

The fair values of the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. Effective July 24, 2012, we repaid the $443.7 million outstanding Term B Loans with the issuance of $450.0 million of our Term Facility.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at June 30, 2012. As a result, the interest rate market risk implicit in these investments at June 30, 2012, if any, is low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

In addition, hospitals are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.

In May 2009, our hospital in Andalusia, Alabama (Andalusia Regional Hospital) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York regarding an investigation they are conducting with respect to the billing of kyphoplasty (spine-related) procedures. Based on a review of the number of the kyphoplasty procedures performed at all of our other hospitals, as part of our effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We have completed our review of the relevant medical records and we are continuing to cooperate with the government’s investigation.

In December 2011, Jackson Purchase Medical Center, in Mayfield, Kentucky, received a request from an agent of the Office of the Inspector General (“OIG”), HHS, for information regarding the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. The U.S. Attorney’s Office for the Western District of Kentucky is also involved in this inquiry. The hospital is currently subject to a Corporate Integrity Agreement with the OIG, effective June 26, 2011. We have, and will continue to, cooperate with the government in this matter.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with repurchase plans adopted in 2010 and 2011, our Board of Directors authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2011 repurchase plan provides for the repurchase of up to $250.0 million shares of our common stock. We are not obligated to repurchase any specific number of shares under our 2011 repurchase plan. Through June 30, 2012, we have repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of June 30, 2012 we had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan. We have designated the shares repurchased in accordance with the repurchase plans as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed a nominal number of shares of certain vested LTIP and MSPP shares during the three months ended June 30, 2012 and 2011 for an aggregate purchase price of $0.4 million and a nominal amount, respectively. During the six months ended June 30, 2012 and 2011, we redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate purchase price of approximately $5.8 million and $5.5 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2012:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
April 1, 2012 to April 30, 2012	—	$—	—	$184.8
May 1, 2012 to May 31, 2012(a)	9,623	$36.77	—	$184.8
June 1, 2012 to June 30, 2012(a)	399	$37.15	—	$184.8
Total	10,022	$36.78	—	$184.8

(a)	Shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.2	—	Amendment, dated April 23, 2012, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.3	—	Amendment, dated June 5, 2012, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Amendment, dated June 5, 2012, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors and Incentive Compensation Plan, dated May 12, 2009 (incorporated by reference from Appendix C to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.5	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA – Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).
10.6	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (filed herewith).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.XSD	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 27, 2012

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.2	—	Amendment, dated April 23, 2012, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.3	—	Amendment, dated June 5, 2012, to the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Amendment, dated June 5, 2012, to the LifePoint Hospitals, Inc. Amended and Restated Outside Directors and Incentive Compensation Plan, dated May 12, 2009 (incorporated by reference from Appendix C to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.5	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA – Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (filed herewith).
10.6	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (filed herewith).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document**
101.XSD	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith