Form 10-Q
period 2012-09-30
LIFEPOINT HOSPITALS, INC.
filed 2012-10-26
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 19, 2012, the number of outstanding shares of the registrant’s Common Stock was 49,348,523.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues before provision for doubtful accounts	$984.9	$866.2	$2,963.1	$2,628.2
Provision for doubtful accounts	164.7	127.0	464.6	383.4
Revenues	820.2	739.2	2,498.5	2,244.8
Salaries and benefits	390.3	337.8	1,130.2	1,011.2
Supplies	129.3	113.9	382.7	346.7
Other operating expenses	205.3	171.1	589.5	495.8
Other income	(12.0)	(11.0)	(14.7)	(15.2)
Depreciation and amortization	47.7	40.7	139.7	121.0
Interest expense, net	24.5	24.3	75.7	81.6
Debt extinguishment costs	4.4	—	4.4	—
Impairment charge	—	—	3.1	—
	789.5	676.8	2,310.6	2,041.1
Income from continuing operations before income taxes	30.7	62.4	187.9	203.7
Provision for income taxes	11.4	22.8	69.8	76.5
Income from continuing operations	19.3	39.6	118.1	127.2
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	0.2	0.2
Net income	19.3	39.5	118.3	127.4
Less: Net income attributable to noncontrolling interests	(0.1)	(0.7)	(2.7)	(2.2)
Net income attributable to LifePoint Hospitals, Inc.	$19.2	$38.8	$115.6	$125.2
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.40	$0.79	$2.44	$2.49
Discontinued operations	—	—	0.01	0.01
Net income	$0.40	$0.79	$2.45	$2.50
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.39	$0.77	$2.38	$2.43
Discontinued operations	—	—	—	0.01
Net income	$0.39	$0.77	$2.38	$2.44
Weighted average shares and dilutive securities outstanding:
Basic	47.5	49.3	47.3	50.2
Diluted	48.8	50.4	48.5	51.4
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$19.2	$38.9	$115.4	$125.0
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	0.2	0.2
Net income	$19.2	$38.8	$115.6	$125.2

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$19.3	$39.5	$118.3	$127.4
Other comprehensive income, net of income taxes:
Unrealized (losses) gains on changes in fair value of interest rate swap, net of income tax provision of $2.8 for the nine months ended September 30, 2011	—	(1.1)	—	4.0
Other comprehensive income	—	(1.1)	—	4.0
Comprehensive income	19.3	38.4	118.3	131.4
Less: Net income attributable to noncontrolling interests	(0.1)	(0.7)	(2.7)	(2.2)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$19.2	$37.7	$115.6	$129.2

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	September 30, 2012	December 31, 2011(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97.9	$126.2
Accounts receivable, less allowances for doubtful accounts of $633.1 and $537.4 at September 30, 2012 and December 31, 2011, respectively	512.9	430.6
Inventories	96.0	87.2
Prepaid expenses	29.0	26.4
Income taxes receivable	—	1.6
Deferred tax assets	154.2	125.7
Other current assets	44.6	42.3
	934.6	840.0
Property and equipment:
Land	102.4	93.5
Buildings and improvements	1,802.8	1,631.6
Equipment	1,200.1	1,084.0
Construction in progress (estimated costs to complete and equip after September 30, 2012 is $64.2)	104.6	105.7
	3,209.9	2,914.8
Accumulated depreciation	(1,210.1)	(1,084.4)
	1,999.8	1,830.4
Deferred loan costs, net	22.7	21.7
Intangible assets, net	87.0	89.5
Other	38.9	19.8
Goodwill	1,602.2	1,568.7
Total assets	$4,685.2	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113.8	$99.6
Accrued salaries	122.4	103.1
Income taxes payable	8.1	—
Other current liabilities	171.8	168.2
Current maturities of long-term debt	13.6	1.9
	429.7	372.8
Long-term debt	1,650.6	1,595.4
Deferred income tax liabilities	236.8	259.0
Long-term portion of reserves for self-insurance claims	133.1	118.3
Other long-term liabilities	69.8	20.8
Long-term income tax liability	17.9	18.0
Total liabilities	2,537.9	2,384.3
Redeemable noncontrolling interests	29.0	26.2
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 64,428,726 and 63,233,088 shares issued at September 30, 2012 and December 31, 2011, respectively	0.6	0.6
Capital in excess of par value	1,395.4	1,354.8
Retained earnings	1,182.5	1,066.9
Common stock in treasury, at cost, 15,083,845 and 14,925,875 shares at September 30, 2012 and December 31, 2011, respectively	(483.3)	(477.1)
Total LifePoint Hospitals, Inc. stockholders' equity	2,095.2	1,945.2
Noncontrolling interests	23.1	14.4
Total equity	2,118.3	1,959.6
Total liabilities and equity	$4,685.2	$4,370.1

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$19.3	$39.5	$118.3	$127.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	0.1	(0.2)	(0.2)
Stock-based compensation	7.0	6.4	20.3	17.7
Depreciation and amortization	47.7	40.7	139.7	121.0
Amortization of physician minimum revenue guarantees	4.9	5.0	14.7	14.3
Amortization of convertible debt discounts	6.5	6.1	19.2	18.0
Amortization of deferred loan costs	1.3	1.4	4.2	4.4
Debt extinguishment costs	4.4	—	4.4	—
Impairment charge	—	—	3.1	—
Deferred income tax benefit	(9.4)	(15.3)	(48.0)	(34.7)
Reserve for self-insurance claims, net of payments	1.8	2.7	(1.0)	9.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(6.7)	(9.4)	(42.4)	(0.1)
Inventories and other current assets	(9.5)	(9.8)	(2.2)	(17.8)
Accounts payable and accrued expenses	40.3	8.6	22.2	(2.6)
Income taxes payable/receivable	(22.9)	37.0	9.7	63.6
Other	(0.4)	(3.0)	0.3	(2.4)
Net cash provided by operating activities – continuing operations	84.3	110.0	262.3	318.3
Net cash (used in) provided by operating activities – discontinued operations	—	—	(0.7)	0.2
Net cash provided by operating activities	84.3	110.0	261.6	318.5
Cash flows from investing activities:
Purchases of property and equipment	(47.3)	(49.3)	(157.4)	(153.8)
Acquisitions, net of cash acquired	(162.3)	(36.6)	(182.4)	(63.1)
Other	(0.1)	(0.3)	(0.4)	(1.2)
Net cash used in investing activities	(209.7)	(86.2)	(340.2)	(218.1)
Cash flows from financing activities:
Proceeds from borrowings	490.0	—	490.0	—
Payments of borrowings	(443.7)	(0.1)	(443.7)	(0.1)
Repurchases of common stock	(0.3)	(99.4)	(6.2)	(141.2)
Payment of debt financing costs	(9.6)	(0.3)	(9.6)	(0.4)
Proceeds from exercise of stock options	15.9	0.1	21.4	34.6
Proceeds from employee stock purchase plans	0.8	0.6	1.3	1.2
Distributions to noncontrolling interests	(1.4)	(0.8)	(2.8)	(1.4)
Sales of redeemable noncontrolling interests	—	—	1.6	—
Capital lease payments and other	(0.7)	(0.3)	(1.7)	(1.1)
Net cash provided by (used in) financing activities	51.0	(100.2)	50.3	(108.4)
Change in cash and cash equivalents	(74.4)	(76.4)	(28.3)	(8.0)
Cash and cash equivalents at beginning of period	172.3	275.8	126.2	207.4
Cash and cash equivalents at end of period	$97.9	$199.4	$97.9	$199.4
Supplemental disclosure of cash flow information:
Interest payments	$7.0	$21.0	$43.8	$65.0
Capitalized interest	$0.6	$0.5	$1.9	$1.3
Income tax payments, net	$43.7	$1.2	$108.3	$47.8

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2011(a)	48.3	$0.6	$1,354.8	$1,066.9	$(477.1)	$14.4	$1,959.6
Net income	—	—	—	115.6	—	2.7	118.3
Exercise of stock options and tax benefits of stock-based awards	0.7	—	24.2	—	—	—	24.2
Stock activity in connection with employee stock purchase plan	0.1	—	1.3	—	—	—	1.3
Stock-based compensation	0.5	—	20.3	—	—	—	20.3
Repurchases of common stock, at cost	(0.2)	—	—	—	(6.2)	—	(6.2)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(5.2)	—	—	8.8	3.6
Cash distributions to noncontrolling interests	—	—	—	—	—	(2.8)	(2.8)
Balance at September 30, 2012	49.4	$0.6	$1,395.4	$1,182.5	$(483.3)	$23.1	$2,118.3

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 1. Organization and Basis of Presentation

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At September 30, 2012, on a consolidated basis, the Company operated 56 hospital campuses in 19 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the U.S. Department of Health and Human Services (“HHS”), the Secretary of HHS, the Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, the Company recognized $33.0 million of additional Medicare revenue during the nine months ended September 30, 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 2. Revenue Recognition and Accounts Receivable  – (continued)

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$279.2	34.0%	$251.9	34.1%	$881.3	35.3%	$788.5	35.1%
Medicaid	124.7	15.2	108.4	14.7	362.6	14.5	324.5	14.5
HMOs, PPOs and other private insurers	397.8	48.5	356.2	48.2	1,191.6	47.7	1,066.3	47.5
Self-pay	170.4	20.8	138.6	18.7	491.1	19.7	419.4	18.7
Other	12.8	1.6	11.1	1.5	36.5	1.4	29.5	1.3
Revenues before provision for doubtful accounts	984.9	120.1	866.2	117.2	2,963.1	118.6	2,628.2	117.1
Provision for doubtful accounts	(164.7)	(20.1)	(127.0)	(17.2)	(464.6)	(18.6)	(383.4)	(17.1)
Revenues	$820.2	100.0%	$739.2	100.0%	$2,498.5	100.0%	$2,244.8	100.0%

The primary uncertainty of the Company’s accounts receivable lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, historical cash collection experience, revenue trends by payor classification and revenue days in accounts receivable. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2012 (in millions):

Balance at January 1, 2012	$537.4
Additions recognized as a reduction to revenues	464.6
Accounts written off, net of recoveries	(368.9)
Balance at September 30, 2012	$633.1

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 55.2% and 55.5% as of September 30, 2012 and December 31, 2011, respectively. Additionally, as of September 30, 2012 and December 31, 2011, the allowances for doubtful accounts plus certain contractual allowances related to self-pay patients as a percentage of self-pay receivables were 85.5% and 86.7%, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $44.2 million and $35.4 million for the three months ended September 30, 2012 and 2011, respectively, and $127.9 million and $99.1 million for the nine months ended September 30, 2012 and 2011, respectively. Included in the Company’s hospital support center overhead costs are the transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees. See Note 5 for a further discussion of the Company’s recent acquisition activity.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), term B loans (the “Term B Loans”) under its prior credit agreement with Citicorp North America, Inc., as administrative agent and a syndicate of lenders (the “Prior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Term Facility	$450.0	$—	$443.3	$—
Revolving Facility	$40.0	$—	$37.6	$—
Term B Loans	$—	$443.7	$—	$432.6
6.625% Senior Notes	$400.0	$400.0	$430.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$621.0	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$230.3

The fair values of the Term Facility, the Revolving Facility, the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10. The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. Effective July 24, 2012, the Company repaid the $443.7 million outstanding Term B Loans with the issuance of the $450.0 million Term Facility, as more fully discussed in Note 7.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 5. Acquisitions

Effective September 1, 2012, the Company, through Duke LifePoint Healthcare, a joint venture in which the Company owns a controlling interest between the Company and a wholly-controlled affiliate of Duke University Health System, Inc., acquired Marquette General Health System (“Marquette General”), a 315 bed hospital system located in Marquette, Michigan for cash consideration of approximately $132.7 million, including net working capital. The Company committed to invest in Marquette General $350.0 million in capital expenditures and improvements as well as for the continuation of existing or initiation of new physician recruiting activities over the next ten years, subject to certain offsets. The aggregate remaining capital and physician recruitment commitment as of September 30, 2012 was $321.7 million. The results of operations of Marquette General are included in the Company’s results of operations beginning on September 1, 2012.

The fair values assigned to certain assets and liabilities assumed by the Company have been prepared on a preliminary basis and are subject to change as new facts and circumstances emerge. Specifically, the Company is further assessing the valuation of acquired property and equipment, accounts receivable and certain equity investments as well as certain assumed and contingent obligations. The Company expects to finalize its analyses during the fourth quarter of 2012 or as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the purchase price allocations to reflect its final valuations. The preliminary fair values assigned to Marquette General’s assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Current assets	$50.4
Property and equipment	114.7
Other assets	16.6
Goodwill	22.2
Total assets acquired, excluding cash	203.9
Current liabilities	32.1
Other long-term liabilities	39.1
Total liabilities assumed	71.2
Net assets acquired	$132.7

In connection with the acquisition of Marquette General, the Company agreed, pursuant to the asset purchase agreement that Marquette General Hospital, Inc. (the “Marquette Seller”) would receive net proceeds of $23.0 million at the closing of the transaction. To the extent that the Marquette Seller’s satisfaction of its retained liabilities causes its net proceeds to be reduced to less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.

As a result of the $15.0 million net proceeds requirement, the Company does not believe that the Marquette Seller will have sufficient funds available to fully satisfy all of its retained liabilities. As such, based on facts that existed as of the acquisition date, the Company’s management made reasonable estimates and recorded an aggregate of $25.3 million representing the preliminary fair values of its potential obligation to the Marquette Seller. This $25.3 million of contingent obligations (“Marquette Contingent Obligations”) consists primarily of pre-acquisition healthcare liabilities. The Company will continue to analyze and refine its estimate as changes in facts and circumstances warrant. The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies. Therefore, the final amounts paid in settlement of the pre-acquisition healthcare and other retained liabilities, if any, could materially differ from amounts currently recorded.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 5. Acquisitions  – (continued)

To the extent the Company is required to pay additional purchase consideration pursuant to the information described above, the amounts paid will reduce, on a dollar-for-dollar basis, the remaining $321.7 million of the initial $350.0 million capital improvements and physician recruitment commitment at Marquette General.

The Company also recorded a pension benefit obligation of $20.5 million relating to the assumed portion of Marquette General’s defined benefit pension plan. The Company’s estimate of its Marquette Contingent Obligations, its pension benefit obligation and other amounts are included in the Company’s preliminary fair values assigned at the date of acquisition of Marquette General, and these liabilities are reflected in the Company’s accompanying condensed consolidated balance sheet at September 30, 2012 under the captions “Other current liabilities” and “Other long-term liabilities”.

During the three months ended September 30, 2012 and as a result of the Marquette General acquisition, the Company recognized approximately $0.1 million in net pension plan expense related to the assumed portion of Marquette General’s defined benefit pension plan. The Company expects to contribute approximately $0.2 million to the pension plan trust during the fourth quarter of 2012 to comply with applicable pension funding regulations and laws.

Effective July 1, 2012, the Company acquired Woods Memorial Hospital (“Woods Memorial”), a 72 bed hospital and an 88 bed long-term care facility located in Etowah, Tennessee for approximately $17.7 million, including net working capital. The results of operations of Woods Memorial are included in the Company’s results of operations beginning on July 1, 2012.

Effective April 1, 2012, the Company, through Duke LifePoint Healthcare, acquired an 80% interest in Twin County Regional Hospital (“Twin County”), a 141 bed hospital located in Galax, Virginia for approximately $20.0 million, including 80% of the net working capital. The Company has committed to invest in Twin County an additional $20.0 million in capital expenditures and improvements over the next ten years as well as an additional $3.0 million for the continuation of existing or initiation of new physician recruiting activities over the next five years. The results of operations of Twin County are included in the Company’s results of operations beginning April 1, 2012.

Additionally, during the nine months ended September 30, 2012, the Company completed certain ancillary service-line acquisitions, including physician practices, totaling $12.0 million.

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
September 30, 2012
Unaudited

Note 6. Goodwill and Intangible Assets  – (continued)

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$97.5	$92.5
Accumulated amortization	(55.7)	(48.7)
Net total	41.8	43.8
Non-competition agreements
Gross carrying amount	34.8	32.8
Accumulated amortization	(18.7)	(15.2)
Net total	16.1	17.6
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(1.2)	(0.3)
Net total	1.2	2.1
Total amortized intangible assets
Gross carrying amount	134.7	127.7
Accumulated amortization	(75.6)	(64.2)
Net total	59.1	63.5
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.8	23.9
Licenses, provider numbers, accreditations and other	3.1	2.1
Net total	27.9	26.0
Total intangible assets:
Gross carrying amount	162.6	153.7
Accumulated amortization	(75.6)	(64.2)
Net total	$87.0	$89.5

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
September 30, 2012
Unaudited

Note 6. Goodwill and Intangible Assets  – (continued)

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2012 and December 31, 2011, the Company’s liability for contract-based physician minimum revenue guarantees was $15.2 million and $13.6 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

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

Note 7. Senior Credit Agreement and Debt Extinguishment Costs

Senior Credit Agreement

Terms

Effective July 24, 2012, the Company replaced the Prior Credit Agreement with the Senior Credit Agreement maturing on July 24, 2017. The Senior Credit Agreement provides for the $450.0 million Term Facility and the $350.0 million Revolving Facility. The proceeds from the Term Facility were used to repay the $443.7 million outstanding Term B Loans under the Prior Credit Agreement and to pay fees and expenses related to the Senior Credit Agreement. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Additionally, the Term Facility is subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement. The Senior Credit Agreement is guaranteed on a senior basis by the Company’s subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Senior Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Revolving Facility. As of September 30, 2012, the Company had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 7. Senior Credit Agreement and Debt Extinguishment Costs  – (continued)

During September 2012, the Company borrowed $40.0 million under the Revolving Facility for general purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $280.2 million as of September 30, 2012.

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin. The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.50% for LIBOR loans and from 0.50% to 1.50% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement.

As of September 30, 2012, the applicable annual interest rates under the Term Facility and the Revolving Facility were 1.97% and 1.98%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.22% and 0.23% for the Term Facility and the Revolving Facility, respectively, as of September 30, 2012. The weighted-average applicable annual interest rate for the three months ended September 30, 2012 under the Senior Credit Agreement was 2.02%.

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. The Company was in compliance with this covenant as of September 30, 2012.

In addition, the Senior Credit Agreement contains certain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, merge, consolidate, enter into acquisitions, sell assets, effect sale leaseback transactions, pay dividends, pay subordinated debt and effect transactions with its affiliates. It does not contain provisions that would accelerate the maturity dates upon a downgrade in the Company’s credit rating. However, a downgrade in the Company’s credit rating could adversely affect its ability to obtain other capital sources in the future and could increase the Company’s cost of borrowings.

Debt Extinguishment Costs

In connection with the Company’s replacement of the Prior Credit Agreement with the Senior Credit Agreement during the three months ended September 30, 2012, the Company recorded $4.4 million of debt extinguishment costs. The debt extinguishment costs include $2.4 million of previously capitalized loan costs and $2.0 million of loan costs related to the issuance of the Senior Credit Agreement.

Note 8. Interest Rate Swap and Comprehensive Income

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

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under the Prior Credit Agreement. In accordance with ASC 815-10 “Derivatives and Hedging”, the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 8. Interest Rate Swap and Comprehensive Income  – (continued)

into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. During the three months ended September 30, 2011, the Company reclassed $1.1 million in previously recognized ineffective losses to OCI in connection with the maturity of the Company’s interest rate swap agreement. During the nine months ended September 30, 2011, changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $6.8 million, or $4.0 million net of taxes.

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

Note 9. Common Stock in Treasury and Repurchases of Common Stock

In accordance with repurchase plans adopted in 2010 and 2011, the Company’s Board of Directors authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The 2010 repurchase plan provided for the repurchase of up to $150.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2011 plan provides for the repurchase of up to $250.0 million in shares of the Company’s common stock. The Company is not obligated to repurchase any specific number of shares under its 2011 repurchase plan. The Company has designated the shares repurchased in accordance with the 2010 and 2011 repurchase plans as treasury stock.

In connection with the 2010 repurchase plan, the Company repurchased approximately 2.0 and 3.0 million shares for an aggregate purchase price, including commissions, of approximately $67.3 million and $103.6 million at an average purchase price of $33.46 and $35.24 per share for the three and nine months ended September 30, 2011, respectively. There were no repurchases made in accordance with the 2010 repurchase plan during the three or nine months ended September 30, 2012.

In connection with the 2011 repurchase plan, the Company repurchased approximately 0.9 million shares for an aggregate purchase price, including commissions, of $31.7 million at an average purchase price of $35.39 per share for both the three and nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2012, the Company repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share in connection with the 2011 repurchase plan. There were no repurchases made in accordance with the 2011 repurchase plan during the three months ended September 30, 2012. Through September 30, 2012, the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 9. Common Stock in Treasury and Repurchases of Common Stock  – (continued)

Company had repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of September 30, 2012, the Company had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan. In connection with the 2011 repurchase plan, the Company recently entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of the Company’s common stock during the Company’s blackout period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on September 15, 2012 and will expire on October 30, 2012.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed a nominal number of certain vested LTIP and MSPP shares during the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, the Company redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate purchase price of approximately $6.1 million and $5.9 million, respectively. The Company has designated these shares as treasury stock.

Note 10. Stock-Based Compensation

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

Stock Options

The Company granted options to purchase 789,800 and 724,190 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the nine months ended September 30, 2012 and 2011, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the nine months ended September 30, 2012 and 2011 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 10. Stock-Based Compensation  – (continued)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	36.0%	36.0%
Risk free interest rate (range)	0.03% – 1.97%	0.02% – 3.58%
Expected dividends	—	—
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$12.18	$11.77

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $8.2 million and $12.7 million, respectively. The Company received $15.9 million and $0.1 million in cash from stock option exercises for the three months ended September 30, 2012 and 2011, respectively, and $21.4 million and $34.6 million during the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.8 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. There was a nominal amount of tax benefit realized for the tax deductions from stock options exercised during the three months ended September 30, 2012 and 2011.

As of September 30, 2012, there was $13.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The Company granted 521,011 and 489,294 shares of nonvested stock awards to certain officers, employees and non-employee directors in accordance with the LTIP, MSPP and Outside Directors Stock and Incentive Compensation Plan during the nine months ended September 30, 2012 and 2011, respectively. The fair value of these other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The nonvested stock awards granted during the nine months ended September 30, 2012 and 2011 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the nine months ended September 30, 2012 and 2011, 320,000 and 297,000, respectively, were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for the 297,000 performance-based nonvested stock awards granted during 2011 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the nine months ended September 30, 2012, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the nine months ended September 30, 2012, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 10. Stock-Based Compensation  – (continued)

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

The Company received $0.8 million and $0.6 million for the issuance of nonvested stock in accordance with the MSPP during the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.2 million during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $21.3 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other stock-based awards	$4.4	$4.1	$12.4	$10.8
Stock options	2.6	2.3	7.9	6.9
Total stock-based compensation expense	$7.0	$6.4	$20.3	$17.7
Tax benefit on stock-based compensation expense	$2.8	$2.4	$8.1	$7.1

The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2012 or 2011. As of September 30, 2012, there was $34.8 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

Note 11. Commitments and Contingencies

Legal Proceedings and General Liability Claims

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 11. Commitments and Contingencies  – (continued)

agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In December 2011, Jackson Purchase Medical Center, in Mayfield, Kentucky, received a request from an agent of the OIG, HHS, for information regarding the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. The U.S. Attorney’s Office for the Western District of Kentucky is also involved in this inquiry. The hospital is currently subject to a Corporate Integrity Agreement with the OIG, effective June 26, 2011. We have, and will continue to, cooperate with the government in this matter.

Self-Disclosure Activity

In addition to legal proceedings initiated by government agencies and third parties, all hospitals have an obligation to report and refund promptly any overpayments received once identified. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments become obligations in violation of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program, (2) self-disclosing the overpayment to the OIG via its voluntary self disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law), and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with the acquisition of Marquette General, the Company agreed that, to the extent that the Marquette Seller’s satisfaction of its retained liabilities, which includes the Marquette Seller’s healthcare liabilities related to the self disclosure obligations as well as other obligations, causes its net proceeds to be reduced to less than $15.0 million, the Company would pay additional purchase consideration to the Marquette Seller. The Company’s management made reasonable estimates and recorded an aggregate of $25.3 million representing the preliminary fair values of its potential obligation to the Marquette Seller related to the Marquette Contingent Obligations. The Company’s management does not control and cannot predict with certainty the amount the Marquette Seller will owe any agency or creditor. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded. To the extent the Company is required to pay additional purchase consideration pursuant to the information described above, the amounts

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 11. Commitments and Contingencies  – (continued)

paid will reduce on a dollar-for-dollar basis, the remaining $321.7 million of the initial $350.0 million in capital improvements and physician recruitment commitment at Marquette General. The Company’s Marquette Contingent Obligations are further described in Note 5.

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric (“IOP”) program, which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding these services to the OIG pursuant to the OIG’s self disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self disclosure protocol. Shortly after receiving this notice, Bolivar Medical Center (“Bolivar”) received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. Minden and Bolivar continue to cooperate with the government in addressing these matters.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $38.5 million at September 30, 2012. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $15.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $104.6 million in costs related to uncompleted projects as of September 30, 2012, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At September 30, 2012, these uncompleted projects had an estimated cost to complete and equip of approximately $64.2 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including the remaining $321.7 million of an initial $350.0 million over the next ten years, subject to certain offsets, and $20.0 million over the next ten years for the Company’s recently acquired Marquette General and Twin County, respectively.

Shared Centralized Resource Model Arrangements

The Company recently entered into agreements with a third party to provide certain nonclinical business functions to the Company, including supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from eight to ten years. In connection with the Company’s entry into these agreements, the Company extended its current technology support agreement with this same third party. These agreements are in addition to the Company’s existing agreement with this third party to provide payroll processing services.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 11. Commitments and Contingencies  – (continued)

The Company’s management believes this model of sharing centralized resources to support common business functions across multi-facility enterprises provides it efficiencies and is the most cost effective approach to managing these nonclinical business functions. The Company recently completed the implementation of the payroll processing services and expects to implement the supply chain management and revenue cycle functions over the next 21 to 27 months. Primarily in connection with the implementation process, the Company incurred severance and retention costs for its affected workforce of approximately $1.8 million and $2.0 million for the three and nine months ended September 30, 2012, respectively. The Company estimates it will recognize approximately $6.1 million of additional severance and retention costs over the remaining implementation periods.

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013. Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of just over 15 years following construction completion. The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases — Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Reserves for self-insurance claims and other liabilities” in the accompanying unaudited condensed consolidated balance sheet of $7.7 million as of September 30, 2012. This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center. Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.

Marquette Acquisition Contingent Obligations

In connection with the acquisition of Marquette General, the Company recorded $25.3 million of Marquette Contingent Obligations. The Company’s management made reasonable estimates of the Marquette Contingent Obligations based on facts that existed as of the acquisition date. The Company will continue to analyze and refine its estimate as changes in facts and circumstances warrant. The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies. Therefore, the final amounts paid in settlement of the pre-acquisition healthcare and other retained liabilities, if any, could materially differ from amounts currently recorded. To the extent the Company is required to pay additional purchase consideration pursuant to the information described above, the amounts paid will reduce, on a dollar-for-dollar basis, the remaining $321.7 million of the initial $350.0 million capital improvements and physician recruitment commitment at Marquette General. The Company’s Marquette Contingent Obligations are further described in Note 5.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$19.3	$39.6	$118.1	$127.2
Less: Net income attributable to noncontrolling interests	(0.1)	(0.7)	(2.7)	(2.2)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	19.2	38.9	115.4	125.0
(Loss) income from discontinued operations, net of income taxes	—	(0.1)	0.2	0.2
Net income attributable to LifePoint Hospitals, Inc.	$19.2	$38.8	$115.6	$125.2
Denominator:
Weighted average shares outstanding – basic	47.5	49.3	47.3	50.2
Effect of dilutive securities: stock options and other stock-based awards	1.3	1.1	1.2	1.2
Weighted average shares outstanding – diluted	48.8	50.4	48.5	51.4
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.40	$0.79	$2.44	$2.49
Discontinued operations	—	—	0.01	0.01
Net income	$0.40	$0.79	$2.45	$2.50
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.39	$0.77	$2.38	$2.43
Discontinued operations	—	—	—	0.01
Net income	$0.39	$0.77	$2.38	$2.44

The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and the 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three and nine months ended September 30, 2012 and 2011. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three and nine months ended September 30, 2012 and 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 and December 31, 2011:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$844.1	$140.8	$—	$984.9
Provision for doubtful accounts	—	142.5	22.2	—	164.7
Revenues	—	701.6	118.6	—	820.2
Salaries and benefits	7.0	326.4	56.9	—	390.3
Supplies	—	107.3	22.0	—	129.3
Other operating expenses	—	180.8	24.5	—	205.3
Other income	—	(11.7)	(0.3)	—	(12.0)
Equity in earnings of affiliates	(31.7)	—	—	31.7	—
Depreciation and amortization	—	40.8	6.9	—	47.7
Interest expense, net	5.3	17.3	1.9	—	24.5
Debt extinguishment costs	4.4	—	—	—	4.4
Management (income) fees	—	(2.0)	2.0	—	—
	(15.0)	658.9	113.9	31.7	789.5
Income from continuing operations before taxes	15.0	42.7	4.7	(31.7)	30.7
(Benefit) provision for income taxes	(4.2)	15.6	—	—	11.4
Net income	19.2	27.1	4.7	(31.7)	19.3
Less: Net (income) loss attributable to noncontrolling interests	—	(1.1)	1.0	—	(0.1)
Net income attributable to LifePoint Hospitals, Inc.	$19.2	$26.0	$5.7	$(31.7)	$19.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$791.5	$74.7	$—	$866.2
Provision for doubtful accounts	—	117.0	10.0	—	127.0
Revenues	—	674.5	64.7	—	739.2
Salaries and benefits	6.4	307.9	23.5	—	337.8
Supplies	—	102.0	11.9	—	113.9
Other operating expenses	—	159.7	11.4	—	171.1
Other income	—	(11.0)	—	—	(11.0)
Equity in earnings of affiliates	(50.4)	—	—	50.4	—
Depreciation and amortization	—	36.8	3.9	—	40.7
Interest expense, net	5.8	17.9	0.6	—	24.3
Management (income) fees	—	(2.3)	2.3	—	—
	(38.2)	611.0	53.6	50.4	676.8
Income from continuing operations before taxes	38.2	63.5	11.1	(50.4)	62.4
(Benefit) provision for income taxes	(0.6)	23.4	—	—	22.8
Income from continuing operations	38.8	40.1	11.1	(50.4)	39.6
Loss from discontinued operations, net of taxes	—	(0.1)	—	—	(0.1)
Net income	38.8	40.0	11.1	(50.4)	39.5
Less: Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$38.8	$40.0	$10.4	$(50.4)	$38.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$2,581.7	$381.4	$—	$2,963.1
Provision for doubtful accounts	—	402.1	62.5	—	464.6
Revenues	—	2,179.6	318.9	—	2,498.5
Salaries and benefits	20.3	973.3	136.6	—	1,130.2
Supplies	—	325.5	57.2	—	382.7
Other operating expenses	—	523.9	65.6	—	589.5
Other income	—	(13.4)	(1.3)	—	(14.7)
Equity in earnings of affiliates	(152.7)	—	—	152.7	—
Depreciation and amortization	—	119.1	20.6	—	139.7
Interest expense, net	18.3	52.6	4.8	—	75.7
Debt extinguishment costs	4.4	—	—	—	4.4
Impairment charge	—	3.1	—	—	3.1
Management (income) fees	—	(6.1)	6.1	—	—
	(109.7)	1,978.0	289.6	152.7	2,310.6
Income from continuing operations before taxes	109.7	201.6	29.3	(152.7)	187.9
(Benefit) provision for income taxes	(5.9)	75.7	—	—	69.8
Income from continuing operations	115.6	125.9	29.3	(152.7)	118.1
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income	115.6	126.1	29.3	(152.7)	118.3
Less: Net income attributable to noncontrolling interests	—	(0.9)	(1.8)	—	(2.7)
Net income attributable to LifePoint Hospitals, Inc.	$115.6	$125.2	$27.5	$(152.7)	$115.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$2,395.9	$232.3	$—	$2,628.2
Provision for doubtful accounts	—	352.4	31.0	—	383.4
Revenues	—	2,043.5	201.3	—	2,244.8
Salaries and benefits	17.7	921.5	72.0	—	1,011.2
Supplies	—	308.9	37.8	—	346.7
Other operating expenses	—	460.7	35.1	—	495.8
Other income	—	(13.9)	(1.3)	—	(15.2)
Equity in earnings of affiliates	(167.1)	—	—	167.1	—
Depreciation and amortization	—	109.9	11.1	—	121.0
Interest expense, net	27.6	52.6	1.4	—	81.6
Management (income) fees	—	(7.1)	7.1	—	—
	(121.8)	1,832.6	163.2	167.1	2,041.1
Income from continuing operations before taxes	121.8	210.9	38.1	(167.1)	203.7
(Benefit) provision for income taxes	(3.4)	79.9	—	—	76.5
Income from continuing operations	125.2	131.0	38.1	(167.1)	127.2
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income	125.2	131.2	38.1	(167.1)	127.4
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.8)	—	(2.2)
Net income attributable to LifePoint Hospitals, Inc.	$125.2	$130.8	$36.3	$(167.1)	$125.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$38.8	$40.0	$11.1	$(50.4)	$39.5
Other comprehensive income, net of income taxes:
Unrealized losses on changes in fair value of interest rate swap	(1.1)	—	—	—	(1.1)
Other comprehensive income	(1.1)	—	—	—	(1.1)
Comprehensive income	37.7	40.0	11.1	(50.4)	38.4
Less: Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$37.7	$40.0	$10.4	$(50.4)	$37.7

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$125.2	$131.2	$38.1	$(167.1)	$127.4
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	4.0	—	—	—	4.0
Other comprehensive income	4.0	—	—	—	4.0
Comprehensive income	129.2	131.2	38.1	(167.1)	131.4
Less: Net income attributable to noncontrolling interests	—	(0.4)	(1.8)	—	(2.2)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$129.2	$130.8	$36.3	$(167.1)	$129.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
September 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$55.2	$42.7	$—	$97.9
Accounts receivable, net	—	404.7	108.2	—	512.9
Inventories	—	76.2	19.8	—	96.0
Prepaid expenses	0.2	24.3	4.5	—	29.0
Deferred tax assets	154.2	—	—	—	154.2
Other current assets	—	36.4	8.2	—	44.6
	154.4	596.8	183.4	—	934.6
Property and equipment:
Land	—	74.5	27.9	—	102.4
Buildings and improvements	—	1,512.3	290.5	—	1,802.8
Equipment	—	1,093.6	106.5	—	1,200.1
Construction in progress	—	96.6	8.0	—	104.6
	—	2,777.0	432.9	—	3,209.9
Accumulated depreciation	—	(1,137.2)	(72.9)	—	(1,210.1)
	—	1,639.8	360.0	—	1,999.8
Deferred loan costs, net	22.7	—	—	—	22.7
Intangible assets, net	—	48.9	38.1	—	87.0
Investments in subsidiaries	1,615.4	—	—	(1,615.4)	—
Other	1.2	19.0	18.7	—	38.9
Goodwill	—	1,440.7	161.5	—	1,602.2
Total assets	$1,793.7	$3,745.2	$761.7	$(1,615.4)	$4,685.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$85.4	$28.4	$—	$113.8
Accrued salaries	—	97.8	24.6	—	122.4
Income taxes payable	8.1	—	—	—	8.1
Other current liabilities	22.3	119.9	29.6	—	171.8
Current maturities of long-term debt	11.3	1.6	0.7	—	13.6
	41.7	304.7	83.3	—	429.7
Long-term debt	1,642.4	5.8	2.4	—	1,650.6
Intercompany	(2,240.3)	2,018.1	222.2	—	—
Deferred income tax liabilities	236.8	—	—	—	236.8
Long-term portion of reserves for self-insurance claims	—	108.2	24.9	—	133.1
Other long-term liabilities	—	30.0	39.8	—	69.8
Long-term income tax liability	17.9	—	—	—	17.9
Total liabilities	(301.5)	2,466.8	372.6	—	2,537.9
Redeemable noncontrolling interests	—	—	29.0	—	29.0
Total LifePoint Hospitals, Inc. stockholders' equity	2,095.2	1,276.9	338.5	(1,615.4)	2,095.2
Noncontrolling interests	—	1.5	21.6		23.1
Total equity	2,095.2	1,278.4	360.1	(1,615.4)	2,118.3
Total liabilities and equity	$1,793.7	$3,745.2	$761.7	$(1,615.4)	$4,685.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106.2	$20.0	$—	$126.2
Accounts receivable, net	—	373.6	57.0	—	430.6
Inventories	—	75.4	11.8	—	87.2
Prepaid expenses	0.1	24.7	1.6	—	26.4
Income taxes receivable	1.6	—	—	—	1.6
Deferred tax assets	125.7	—	—	—	125.7
Other current assets	—	42.3	—	—	42.3
	127.4	622.2	90.4	—	840.0
Property and equipment:
Land	—	74.1	19.4	—	93.5
Buildings and improvements	—	1,427.5	204.1	—	1,631.6
Equipment	—	991.3	92.7	—	1,084.0
Construction in progress	—	102.6	3.1	—	105.7
	—	2,595.5	319.3	—	2,914.8
Accumulated depreciation	—	(1,001.2)	(83.2)	—	(1,084.4)
	—	1,594.3	236.1	—	1,830.4
Deferred loan costs, net	21.7	—	—	—	21.7
Intangible assets, net	—	46.7	42.8	—	89.5
Investments in subsidiaries	1,467.9	—	—	(1,467.9)	—
Other	1.0	16.7	2.1	—	19.8
Goodwill	—	1,413.1	155.6	—	1,568.7
Total assets	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.5	$11.1	$—	$99.6
Accrued salaries	—	94.3	8.8	—	103.1
Other current liabilities	14.0	141.1	13.1	—	168.2
Current maturities of long-term debt	—	1.5	0.4	—	1.9
	14.0	325.4	33.4	—	372.8
Long-term debt	1,588.2	6.0	1.2	—	1,595.4
Intercompany	(2,206.4)	2,151.4	55.0	—	—
Deferred income tax liabilities	259.0	—	—	—	259.0
Long-term portion of reserves for self-insurance claims	—	94.8	23.5	—	118.3
Other long-term liabilities		18.4	2.4		20.8
Long-term income tax liability	18.0	—	—	—	18.0
Total liabilities	(327.2)	2,596.0	115.5	—	2,384.3
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders' equity	1,945.2	1,095.5	372.4	(1,467.9)	1,945.2
Noncontrolling interests	—	1.5	12.9	—	14.4
Total equity	1,945.2	1,097.0	385.3	(1,467.9)	1,959.6
Total liabilities and equity	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$19.2	$27.1	$4.7	$(31.7)	$19.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(31.7)	—	—	31.7	—
Stock-based compensation	7.0	—	—	—	7.0
Depreciation and amortization	—	40.8	6.9	—	47.7
Amortization of physician minimum revenue guarantees	—	4.5	0.4	—	4.9
Amortization of convertible debt discounts	6.5	—	—	—	6.5
Amortization of deferred loan costs	1.3	—	—	—	1.3
Debt extinguishment costs	4.4	—	—	—	4.4
Deferred income tax benefit	(9.4)	—	—	—	(9.4)
Reserve for self-insurance claims, net of payments	—	(0.3)	2.1	—	1.8
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(1.3)	(5.4)	—	(6.7)
Inventories and other current assets	(0.1)	(6.4)	(3.0)	—	(9.5)
Accounts payable and accrued expenses	9.4	19.8	11.1	—	40.3
Income taxes payable/receivable	(22.9)	—	—	—	(22.9)
Other	—	0.4	(0.8)	—	(0.4)
Net cash (used in) provided by operating activities	(16.3)	84.6	16.0	—	84.3
Cash flows from investing activities:
Purchases of property and equipment	—	(44.0)	(3.3)	—	(47.3)
Acquisitions, net of cash acquired	—	(26.9)	(135.4)	—	(162.3)
Other	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	—	(71.0)	(138.7)	—	(209.7)
Cash flows from financing activities:
Proceeds from borrowings	490.0	—	—	—	490.0
Payments of borrowings	(443.7)	—	—	—	(443.7)
Repurchases of common stock	(0.3)	—	—	—	(0.3)
Payment of debt financing costs	(9.6)	—	—	—	(9.6)
Proceeds from exercise of stock options	15.9	—	—	—	15.9
Proceeds from employee stock purchase plans	0.8	—	—	—	0.8
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.7)	—	(1.4)
Change in intercompany balances with affiliates, net	(36.8)	(107.8)	144.6	—	—
Capital lease payments and other	—	(0.7)	—	—	(0.7)
Net cash provided by (used in) financing activities	16.3	(108.2)	142.9	—	51.0
Change in cash and cash equivalents	—	(94.6)	20.2	—	(74.4)
Cash and cash equivalents at beginning of period	—	149.8	22.5	—	172.3
Cash and cash equivalents at end of period	$—	$55.2	$42.7	$—	$97.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.8	$40.0	$11.1	$(50.4)	$39.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.1	—	—	0.1
Equity in earnings of affiliates	(50.4)	—	—	50.4	—
Stock-based compensation	6.4	—	—	—	6.4
Depreciation and amortization	—	36.8	3.9	—	40.7
Amortization of physician minimum revenue guarantees	—	4.5	0.5	—	5.0
Amortization of convertible debt discounts	6.1	—	—	—	6.1
Amortization of deferred loan costs	1.4	—	—	—	1.4
Deferred income tax benefit	(15.3)	—	—	—	(15.3)
Reserve for self-insurance claims, net of payments	—	2.7	—	—	2.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(10.0)	0.6	—	(9.4)
Inventories and other current assets	—	(9.6)	(0.2)	—	(9.8)
Accounts payable and accrued expenses	(3.4)	11.9	0.1	—	8.6
Income taxes payable/receivable	37.0	—	—	—	37.0
Other	0.1	(3.3)	0.2	—	(3.0)
Net cash provided by operating activities	20.7	73.1	16.2	—	110.0
Cash flows from investing activities:
Purchases of property and equipment	—	(44.3)	(5.0)	—	(49.3)
Acquisitions, net of cash acquired	—	(23.3)	(13.3)	—	(36.6)
Other	—	(0.3)	—		(0.3)
Net cash used in investing activities	—	(67.9)	(18.3)	—	(86.2)
Cash flows from financing activities:
Payments of borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(99.4)	—	—	—	(99.4)
Payment of debt financing costs	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Refunds of employee stock purchase plans	0.6	—	—	—	0.6
Proceeds from (distributions to) noncontrolling interests	—	0.8	(1.6)	—	(0.8)
Change in intercompany balances with affiliates, net	78.3	(82.8)	4.5	—	—
Capital lease payments and other	—	(0.3)	—	—	(0.3)
Net cash (used in) provided by financing activities	(20.7)	(82.4)	2.9	—	(100.2)
Change in cash and cash equivalents	—	(77.2)	0.8	—	(76.4)
Cash and cash equivalents at beginning of period	—	264.6	11.2	—	275.8
Cash and cash equivalents at end of period	$—	$187.4	$12.0	$—	$199.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$115.6	$126.1	$29.3	$(152.7)	$118.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(152.7)	—	—	152.7	—
Stock-based compensation	20.3	—	—	—	20.3
Depreciation and amortization	—	119.1	20.6	—	139.7
Amortization of physician minimum revenue guarantees	—	13.5	1.2	—	14.7
Amortization of convertible debt discounts	19.2	—	—	—	19.2
Amortization of deferred loan costs	4.2	—	—	—	4.2
Debt extinguishment costs	4.4	—	—	—	4.4
Impairment charge	—	3.1	—	—	3.1
Deferred income tax benefit	(48.0)	—	—	—	(48.0)
Reserve for self-insurance claims, net of payments	—	(2.4)	1.4	—	(1.0)
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(27.0)	(15.4)	—	(42.4)
Inventories and other current assets	(0.1)	1.8	(3.9)	—	(2.2)
Accounts payable and accrued expenses	8.3	4.6	9.3	—	22.2
Income taxes payable/receivable	9.7	—	—	—	9.7
Other	—	1.0	(0.7)	—	0.3
Net cash (used in) provided by operating activities – continuing operations	(19.1)	239.6	41.8	—	262.3
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by operating activities	(19.1)	238.9	41.8	—	261.6
Cash flows from investing activities:
Purchases of property and equipment	—	(146.5)	(10.9)	—	(157.4)
Acquisitions, net of cash acquired	—	(26.9)	(155.5)	—	(182.4)
Other	(0.2)	(0.2)	—	—	(0.4)
Net cash used in investing activities	(0.2)	(173.6)	(166.4)	—	(340.2)
Cash flows from financing activities:
Proceeds from borrowings	490.0	—	—	—	490.0
Payments of borrowings	(443.7)	—	—	—	(443.7)
Repurchases of common stock	(6.2)	—	—	—	(6.2)
Payment of debt financing costs	(9.6)	—	—	—	(9.6)
Proceeds from exercise of stock options	21.4	—	—	—	21.4
Proceeds from employee stock purchase plans	1.3	—	—	—	1.3
Proceeds from (distributions to) noncontrolling interests	—	0.9	(3.7)	—	(2.8)
Sales of redeemable noncontrolling interests	—	—	1.6	—	1.6
Change in intercompany balances with affiliates, net	(33.9)	(115.9)	149.8	—	—
Capital lease payments and other	—	(1.3)	(0.4)	—	(1.7)
Net cash provided by (used in) financing activities	19.3	(116.3)	147.3	—	50.3
Change in cash and cash equivalents	—	(51.0)	22.7	—	(28.3)
Cash and cash equivalents at beginning of period	—	106.2	20.0	—	126.2
Cash and cash equivalents at end of period	$—	$55.2	$42.7	$—	$97.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$125.2	$131.2	$38.1	$(167.1)	$127.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(167.1)	—	—	167.1	—
Stock-based compensation	17.7	—	—	—	17.7
Depreciation and amortization	—	109.9	11.1	—	121.0
Amortization of physician minimum revenue guarantees	—	12.9	1.4	—	14.3
Amortization of convertible debt discounts	18.0	—	—	—	18.0
Amortization of deferred loan costs	4.4	—	—	—	4.4
Deferred income tax benefit	(34.7)	—	—	—	(34.7)
Reserve for self-insurance claims, net of payments	—	11.3	(1.6)	—	9.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	4.8	(4.9)	—	(0.1)
Inventories and other current assets	(0.1)	(16.1)	(1.6)	—	(17.8)
Accounts payable and accrued expenses	(5.6)	2.6	0.4	—	(2.6)
Income taxes payable/receivable	63.6	—	—	—	63.6
Other	0.2	(3.0)	0.4	—	(2.4)
Net cash provided by operating activities – continuing operations	21.6	253.4	43.3	—	318.3
Net cash provided by operating activities – discontinued operations	—	0.2	—	—	0.2
Net cash provided by operating activities	21.6	253.6	43.3	—	318.5
Cash flows from investing activities:
Purchases of property and equipment	—	(142.9)	(10.9)	—	(153.8)
Acquisitions, net of cash acquired	—	(25.0)	(38.1)	—	(63.1)
Other	(1.0)	(0.2)	—	—	(1.2)
Net cash used in investing activities	(1.0)	(168.1)	(49.0)	—	(218.1)
Cash flows from financing activities:
Payments of borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(141.2)	—	—	—	(141.2)
Payment of debt financing costs	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	34.6	—	—	—	34.6
Proceeds from employee stock purchase plans	1.2	—	—	—	1.2
Proceeds from (distributions to) noncontrolling interests	—	1.7	(3.1)	—	(1.4)
Change in intercompany balances with affiliates, net	85.2	(95.7)	10.5	—	—
Capital lease payments and other	—	(1.1)	—	—	(1.1)
Net cash (used in) provided by financing activities	(20.6)	(95.2)	7.4	—	(108.4)
Change in cash and cash equivalents	—	(9.7)	1.7	—	(8.0)
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$187.4	$12.0	$—	$199.4

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including investments to add new technologies, modernize facilities and expand services available at our facilities; implementation of supply chain management and revenue cycle functions; impact of accounting methodologies; professional fees; industry and general economic trends; reimbursement changes, including changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2011 Annual Report on Form 10-K. Any factor described in this report and in the 2011 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2011 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States. At September 30, 2012, on a consolidated basis, we operated 56 hospital campuses in 19 states, having a total of 6,581 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated revenues from continuing operations of $820.2 million and $739.2 million during the three months ended September 30, 2012 and 2011, respectively, and $2,498.5 million and $2,244.8 million during the nine months ended September 30, 2012 and 2011, respectively. We derived revenues from the Medicare and Medicaid programs, collectively of 49.2% and 48.8% during the three months ended September 30, 2012 and 2011, respectively, and 49.8% and 49.6% during the nine months ended September 30, 2012 and 2011, respectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses. We believe this trend has occurred primarily as a result of poor economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities. This causes the economies of our communities to be more sensitive to economic downturns in the manufacturing sector than other parts of the United States, generally.

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

We believe other key factors in our competition for patients is the quality of our patient care and the perception of that quality in the communities where our hospitals are located, which may be influenced by, among other things, the technology, service lines and capital improvements made at our facilities and by the skills and experience of our non-physician employees involved in patient care.

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

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we recently entered into agreements with a third party to provide certain nonclinical business functions, including supply chain management and revenue cycle functions. In connection with our entry into these agreements, we extended our current technology support agreement with this same third party. These agreements are in addition to our existing agreement with this third party to provide payroll processing services. We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions. We expect to implement the supply chain management and revenue cycle functions over the next 21 to 27 months.

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance. Management anticipates that compliance expenses will continue to grow in the foreseeable future. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share hospital (“DSH”) and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012.

On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. However, the Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

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

On August 31, 2012, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2013, which began on October 1, 2012. Among other things, the final rule provides for a payment rate increase of 2.8% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program in FFY 2013 and 0.8% for those that do not. The update is based on a hospital market basket increase of 2.6%, which is reduced by a multi-factor productivity adjustment of 0.7% and an additional 0.1% as required by the Affordable Care Act and is increased by a documentation and coding adjustment of 1.0%, which completes all of the adjustments required by Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

The IPPS final rule for FFY 2013 also finalized the methodology for calculating payment reductions to hospitals with excess readmissions, as required by the Affordable Care Act beginning on October 1, 2012. For FFY 2013, hospitals subject to this rule will receive a payment reduction of the higher of a ratio of the hospital’s aggregate dollars for excess readmissions to their aggregate dollars for all discharges, or .99 (that is, or a 1 percent reduction) CMS estimates that the hospital readmissions reduction program will result in a 0.3% ($270 million) decrease in overall payments to hospitals.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011; however, on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014. We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. On August 24, 2012, CMS released a final rule that revised the effective date of the ICD-10 transition to October 1, 2014. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company's transition to ICD-10.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues during recent years as well as during the first nine months of 2012 as a result of a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance. Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients. During the three months ended September 30, 2012, as a result of a decrease in our reimbursement under one such program in New Mexico, we experienced an increase of approximately $2.8 million in our charity care write-offs. As a result of this decrease in our reimbursement under this program, we have experienced and will continue to experience an increase in our charity care write-offs prospectively. Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of (i) our hospital support center, (ii) our same-hospital operations, (iii) the results of Marquette General Health System (“Marquette General”), which we acquired effective September 1, 2012, Twin County Regional Hospital (“Twin County”), in which we acquired an 80% interest effective April 1, 2012, Maria Parham Medical Center (“Maria Parham”), in which we acquired an 80% interest effective November 1, 2011, and Person Memorial Hospital (“Person Memorial”), which we acquired effective October 1, 2011, each through Duke LifePoint Healthcare, in which we own a controlling interest with a wholly-controlled affiliate of Duke University Health System, Inc. and (iv) Woods Memorial Hospital (“Woods Memorial”), which we acquired effective July 1, 2012. Continuing operations information excludes the results of our hospitals that have previously been disposed.

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

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 51 hospitals operated during the three and nine months ended September 30, 2012 and 2011. Same-hospital information excludes the results of Marquette General, Woods Memorial, Twin County, Maria Parham, Person Memorial and our hospitals that have previously been disposed.

Operating Results Summary

The following table summarizes the results of operations for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$984.9	120.1%	$866.2	117.2%	$2,963.1	118.6%	$2,628.2	117.1%
Provision for doubtful accounts	164.7	20.1	127.0	17.2	464.6	18.6	383.4	17.1
Revenues	820.2	100.0	739.2	100.0	2,498.5	100.0	2,244.8	100.0
Salaries and benefits	390.3	47.6	337.8	45.7	1,130.2	45.2	1,011.2	45.0
Supplies	129.3	15.8	113.9	15.4	382.7	15.3	346.7	15.4
Other operating expenses	205.3	25.0	171.1	23.2	589.5	23.7	495.8	22.2
Other income	(12.0)	(1.5)	(11.0)	(1.5)	(14.7)	(0.6)	(15.2)	(0.7)
Depreciation and amortization	47.7	5.9	40.7	5.5	139.7	5.6	121.0	5.4
Interest expense, net	24.5	3.0	24.3	3.3	75.7	3.0	81.6	3.6
Debt extinguishment costs	4.4	0.5	—	—	4.4	0.2	—	—
Impairment charge	—	—	—	—	3.1	0.1	—	—
	789.5	96.3	676.8	91.6	2,310.6	92.5	2,041.1	90.9
Income from continuing operations before income taxes	30.7	3.7	62.4	8.4	187.9	7.5	203.7	9.1
Provision for income taxes	11.4	1.4	22.8	3.0	69.8	2.8	76.5	3.4
Income from continuing operations	19.3	2.3	39.6	5.4	118.1	4.7	127.2	5.7
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.7)	(0.1)	(2.7)	(0.1)	(2.2)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$19.2	2.2%	$38.9	5.3%	$115.4	4.6%	$125.0	5.6%

For the Three Months Ended September 30, 2012 and 2011

Revenues

The following table presents the components of revenues for the three months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$984.9	$866.2	$118.7	13.7%
Provision for doubtful accounts	164.7	127.0	37.7	29.7
Revenues	$820.2	$739.2	$81.0	11.0
Same-hospital:
Revenues before provision for doubtful accounts	$903.1	$866.2	$36.9	4.3%
Provision for doubtful accounts	154.5	127.0	27.5	21.7
Revenues	$748.6	$739.2	$9.4	1.3

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended September 30, 2012 and 2011 (in millions):

	Continuing Operations				Same-Hospital
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$279.2	34.0%	$251.9	34.1%	$254.5	34.0%	$251.9	34.1%
Medicaid	124.7	15.2	108.4	14.7	116.1	15.5	108.4	14.7
HMOs, PPOs and other private insurers	397.8	48.5	356.2	48.2	363.1	48.5	356.2	48.2
Self-pay	170.4	20.8	138.6	18.7	158.4	21.2	138.6	18.7
Other	12.8	1.6	11.1	1.5	11.0	1.4	11.1	1.5
Revenues before provision for doubtful accounts	984.9	120.1	866.2	117.2	903.1	120.6	866.2	117.2
Provision for doubtful accounts	(164.7)	(20.1)	(127.0)	(17.2)	(154.5)	(20.6)	(127.0)	(17.2)
Revenues	$820.2	100.0%	$739.2	100.0%	$748.6	100.0%	$739.2	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,249	$7,045	$204	2.9
Revenues per equivalent admission – same-hospital	$7,250	$7,045	$205	2.9

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Admissions	48,766	47,378	1,388	2.9
Equivalent admissions	113,147	104,912	8,235	7.8
Medicare case mix index	1.29	1.28	0.01	0.8
Average length of stay (days)	4.5	4.2	0.3	7.1
Inpatient surgeries	13,283	13,255	28	0.2
Outpatient surgeries	41,379	39,017	2,362	6.1
Emergency room visits	293,657	258,888	34,769	13.4
Outpatient factor	2.32	2.22	0.1	4.6
Same-hospital:
Admissions	45,215	47,378	(2,163)	(4.6)
Equivalent admissions	103,248	104,912	(1,664)	(1.6)
Medicare case mix index	1.30	1.28	0.02	1.6
Average length of stay (days)	4.2	4.2	—	—
Inpatient surgeries	12,180	13,255	(1,075)	(8.1)
Outpatient surgeries	38,225	39,017	(792)	(2.0)
Emergency room visits	266,136	258,888	7,248	2.8
Outpatient factor	2.29	2.22	0.07	3.1

For the three months ended September 30, 2012, our same-hospital revenues before provision for doubtful accounts increased by $36.9 million or 4.3%, to $903.1 million as compared to $866.2 million for the same period last year. Same-hospital admissions decreased 4.6% over the same period in the prior year while same-hospital equivalent admissions decreased at a more modest 1.6%. The decrease in same-hospital admissions was primarily a result of a significant decrease in our one day stay admissions as well as a decrease in our deliveries. During the three months ended September 30, 2012, we experienced growth in our observation visits indicating an overall shift to an outpatient setting. The same-hospital equivalent admissions continue to be favorably impacted by higher emergency room visits and overall growth in our oncology and cardiology services. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $2.6 million or 1.0%;
•	Increases in our same-hospital Medicaid revenue of approximately $7.7 million or 7.1%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $6.9 million or 1.9%; and
•	Increases in our same-hospital self-pay revenue of approximately $19.8 million or 14.3%.

The increases in our same-hospital Medicare revenue were largely driven by increases in our Medicare case mix index and overall higher reimbursement rates, partially offset by the negative impact of a higher level of denials as a result of recovery audit contractors (“RACs”) audits as compared to the same period last year. For the three months ended September 30, 2012, our RAC audits resulted in approximately $3.2 million of higher revenue reductions compared to the same period in the prior year.

Our same-hospital Medicaid revenue increased primarily as a result of the favorable impact of our participation in various Medicaid DSH programs and other state supplemental payment programs (collectively “Supplemental Payment Programs”), particularly in Alabama, Louisiana, North Carolina and West Virginia. The amount and timing of revenue recorded for Supplemental Payment Programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors.

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

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$29.6	3.6%	$25.6	3.5%	$4.0	15.7%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$170.4	20.8%	$138.6	18.8%	$31.8	22.9%
Net revenue days outstanding (at end of period)	57.5	N/A	49.5	N/A	8.0	16.2%
Same-hospital:
Related key indicators:
Charity care write-offs	$27.6	3.7%	$25.6	3.5%	$2.0	7.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$158.4	21.2%	$138.6	18.8%	$19.8	14.3%
Net revenue days outstanding (at end of period)	52.6	N/A	49.5	N/A	3.1	6.3%

For the three months ended September 30, 2012, our provision for doubtful accounts increased by $37.7 million, or 29.7%, to $164.7 million on a continuing operations basis and by $27.5 million, or 21.7%, to $154.5 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended September 30, 2012. Same-hospital self-pay revenues increased by $19.8 million over the same period last year and represented 21.2% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. Additionally, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients we have experienced an increase of approximately $2.8 million in our charity care write-offs during the three months ended September 30, 2012 compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended September 30, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2011 Annual Report on Form 10-K.

Our net revenue days outstanding on a continuing operations basis increased to 57.5 and included just 30 days of net revenue for our recent Marquette General acquisition. After normalizing for a full quarter of revenue for Marquette General, we estimated that on a continuing operations basis our net revenue days outstanding would have been 54.4. Our continuing operations net revenue days outstanding increased primarily as a result of higher than average net revenue days outstanding at our recently acquired hospitals, increases in our insured accounts receivable due to an increase in Medicare prepayment audit activity and new managed Medicaid payors in a few of our markets.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$390.3	47.6%	$337.8	45.7%	$52.5	15.6%
Man-hours per equivalent admission	103.4	N/A	98.6	N/A	4.8	4.9%
Salaries and benefits per equivalent admission	$3,475	N/A	$3,206	N/A	$269	8.4%
Same-hospital:
Salaries and benefits (dollars in millions)	$350.0	46.8%	$337.8	45.7%	$12.2	3.6%
Man-hours per equivalent admission	101.8	N/A	98.6	N/A	3.2	3.3%
Salaries and benefits per equivalent admission	$3,418	N/A	$3,206	N/A	$212	6.6%

For the three months ended September 30, 2012, our salaries and benefits expense increased to $350.0 million, or 3.6%, on a same-hospital basis as compared to $337.8 million for the same period last year. Additionally, our man-hours per equivalent admission increased to 101.8, or 3.3% for the three months ended September 30, 2012 on a same-hospital basis as compared to 98.6 for the same period last year. These increases in our same-hospital salaries and benefits expense and man-hours per equivalent admission are primarily a result of the impact of an increasing number of employed physicians and their related support staff. On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 238 to 1,273 from 1,035 for the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $6.2 million in our salaries and benefits expense on a same-hospital basis for the three months ended September 30, 2012 as compared to the same period last year. Additionally, in connection with our acquisition of Marquette General, we assumed the employment of approximately 140 physicians. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Additionally, our same-hospital salaries and benefits expense increased as a result of higher employee benefits costs, the impact of compensation increases for our employees and severance costs related to our shared centralized resource initiatives. Primarily in connection with our shared centralized resource initiatives implementation process, we incurred severance and retention costs for our affected workforce of approximately $1.8 million for the three months ended September 30, 2012. We estimate we will recognize approximately $6.1 million of additional severance and retention costs over the remaining implementation periods.

Furthermore, for the three months ended September 30, 2012, we estimate that we incurred approximately $2.6 million of additional salaries and benefits expense related to our implementation of our EHR initiatives as compared to $2.3 million for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$129.3	15.8%	$113.9	15.4%	$15.4	13.4%
Supplies per equivalent admission	$1,141	N/A	$1,085	N/A	$56	5.1%
Same-hospital:
Supplies (dollars in millions)	$115.5	15.4%	$113.9	15.4%	$1.6	1.4%
Supplies per equivalent admission	$1,118	N/A	$1,085	N/A	$33	3.1%

For the three months ended September 30, 2012, our supplies expense increased to $115.5 million, or 1.4% on a same-hospital basis as compared to $113.9 million for the same period last year. This increase in our same-hospital supplies expense for the three months ended September 30, 2012 was primarily a result of an increase in our supplies expense per equivalent admission to $1,118, or 3.1%, as compared to $1,085 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related pharmaceuticals and other pharmacy supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Professional fees	$28.5	3.5%	$23.7	3.2%	$4.8	19.7%
Utilities	17.1	2.1	15.9	2.1	1.2	8.3
Repairs and maintenance	21.8	2.7	20.4	2.8	1.4	6.8
Rents and leases	8.6	1.0	7.7	1.0	0.9	10.7
Insurance	9.3	1.1	7.5	1.0	1.8	24.2
Physician recruiting	7.2	0.9	7.5	1.0	(0.3)	(3.8)
Contract services	54.0	6.6	44.4	6.0	9.6	21.7
Non-income taxes	22.5	2.7	19.0	2.6	3.5	18.3
Other	36.3	4.4	25.0	3.5	11.3	45.6
	$205.3	25.0	$171.1	23.2	$34.2	20.0%
Same-hospital:
Professional fees	$26.2	3.5%	$23.7	3.2%	$2.5	9.9%
Utilities	15.4	2.1	15.9	2.1	(0.5)	(2.3)
Repairs and maintenance	20.4	2.7	20.4	2.8	—	—
Rents and leases	7.3	1.0	7.7	1.0	(0.4)	(4.6)
Insurance	8.6	1.2	7.5	1.0	1.1	15.0
Physician recruiting	7.0	0.9	7.5	1.0	(0.5)	(6.4)
Contract services	48.3	6.5	44.4	6.0	3.9	8.9
Non-income taxes	20.6	2.7	19.0	2.6	1.6	8.4
Other	34.6	4.5	25.0	3.5	9.6	38.2
	$188.4	25.1	$171.1	23.2	$17.3	10.1%

For the three months ended September 30, 2012, our other operating expenses increased to $188.4 million, or 10.1% on a same-hospital basis as compared to $171.1 million for the same period last year. This increase for the three months ended September 30, 2012 was primarily a result of increases in professional fees, contract services and other.

We continue to experience increasing professional fees in connection with our utilization of hospitalists and in areas such as operating room and emergency room physician coverage. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. Additionally, for the three months ended September 30, 2012, we estimate that we incurred approximately $3.1 million of additional contract service expenses related to our implementation of our EHR initiatives as compared to $1.3 million for the same period last year.

Finally, our other expenses increased primarily as a result of approximately $6.2 million in legal and consulting fees related to our recent acquisitions, including Marquette General and Woods Memorial. Additional increases in other expenses are the result of an increase in our estimated legal reserves related to a billing matter at one of our hospitals as well as higher and additional software maintenance expense as a result of our on-going investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended September 30, 2012, we recognized $4.8 million and $7.2 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $11.0 million in Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the three months ended September 30, 2011.

Depreciation and Amortization

For the three months ended September 30, 2012, our depreciation and amortization expense increased by $7.0 million, or 17.3% to $47.7 million, or 5.9% of revenues, on a continuing operations basis as compared to $40.7 million, or 5.5% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions, including Marquette General, Woods Memorial, Twin County, Maria Parham and Person Memorial as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $3.0 million in depreciation expense during the three months ended September 30, 2012 related to our EHR initiatives as compared to $1.1 million for the same period last year. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2011 and the first nine months of 2012. We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense was comparable for the three months ended September 30, 2012 and 2011 at $24.5 million and $24.3 million, respectively. Effective July 24, 2012, we replaced our credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Prior Credit Agreement”) with a new senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”). For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Extinguishment Costs

In connection with our replacement of the Prior Credit Agreement with the Senior Credit Agreement during the three months ended September 30, 2012, we recorded $4.4 million of debt extinguishment costs. The debt extinguishment costs include $2.4 million of previously capitalized loan costs and $2.0 million of loan costs related to the issuance of the Senior Credit Agreement.

Provision for Income Taxes

Our provision for income taxes was $11.4 million for the three months ended September 30, 2012 compared to $22.8 million for the same period last year. The $11.4 million decrease in the provision for income taxes was primarily attributable to a $31.7 million decrease in income from continuing operations before income taxes for the three months ended September 30, 2012 compared to the same period last year.

For the Nine Months Ended September 30, 2012 and 2011

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue included under the caption “Revenues before provision for doubtful accounts” and approximately $6.0 million of costs, which are included under the captions “Other operating expenses” and “Salaries and benefits” for the nine months ended September 30, 2012.

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	Nine Months Ended September 30,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$2,963.1	$2,628.2	$334.9	12.7%
Provision for doubtful accounts	464.6	383.4	81.2	21.2
Revenues	$2,498.5	$2,244.8	$253.7	11.3
Same-hospital:
Revenues before provision for doubtful accounts	$2,781.3	$2,628.2	$153.1	5.8%
Provision for doubtful accounts	437.3	383.4	53.9	14.1
Revenues	$2,344.0	$2,244.8	$99.2	4.4

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the nine months ended September 30, 2012 and 2011 (in millions):

	Continuing Operations				Same-Hospital
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Medicare	$881.3	35.3%	$788.5	35.1%	$826.6	35.3%	$788.5	35.1%
Medicaid	362.6	14.5	324.5	14.5	333.8	14.2	324.5	14.5
HMOs, PPOs and other private insurers	1,191.6	47.7	1,066.3	47.5	1,126.8	48.1	1,066.3	47.5
Self-pay	491.1	19.7	419.4	18.7	460.6	19.7	419.4	18.7
Other	36.5	1.4	29.5	1.3	33.5	1.4	29.5	1.3
Revenues before provision for doubtful accounts	2,963.1	118.6	2,628.2	117.1	2,781.3	118.7	2,628.2	117.1
Provision for doubtful accounts	(464.6)	(18.6)	(383.4)	(17.1)	(437.3)	(18.7)	(383.4)	(17.1)
Revenues	$2,498.5	100.0%	$2,244.8	100.0%	$2,344.0	100.0%	$2,244.8	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,450	$7,063	$387	5.5
Revenues per equivalent admission – same-hospital	$7,478	$7,063	$415	5.9

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Admissions	148,326	147,620	706	0.5
Equivalent admissions	335,365	317,826	17,539	5.5
Medicare case mix index	1.29	1.29	—	—
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	40,008	39,962	46	0.1
Outpatient surgeries	127,402	117,836	9,566	8.1
Emergency room visits	851,182	767,227	83,955	10.9
Outpatient factor	2.26	2.15	0.11	5.0
Same-hospital:
Admissions	140,366	147,620	(7,254)	(4.9)
Equivalent admissions	313,437	317,826	(4,389)	(1.4)
Medicare case mix index	1.30	1.29	0.01	0.8
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	37,718	39,962	(2,244)	(5.6)
Outpatient surgeries	120,247	117,836	2,411	2.0
Emergency room visits	788,188	767,227	20,961	2.7
Outpatient factor	2.23	2.15	0.08	3.7

For the nine months ended September 30, 2012, our same-hospital revenues before provision for doubtful accounts increased by $153.1 million or 5.8%, to $2,781.3 million as compared to $2,628.2 million for the same period last year. Same-hospital admissions decreased 4.9% over the same period in the prior year while same-hospital equivalent admissions decreased at a more modest 1.4%. The decrease in same-hospital admissions was primarily a result of decreases in our one day stay admissions that started in the second quarter of 2012 and accelerated through the third quarter of 2012. The same-hospital equivalent admissions continue to be favorably impacted by stronger outpatient surgeries, higher emergency room visits and overall growth in our oncology, cardiology and imaging services. This increase in our same-hospital revenues before provision for doubtful accounts is largely a result of the following:

•	Increases in our same-hospital Medicare revenue of approximately $38.1 million or 4.8%;
•	Increases in our same-hospital HMOs, PPOs and other private insurers revenue of approximately $60.5 million or 5.7%; and
•	Increases in our same-hospital self-pay revenue of approximately $41.2 million or 9.8%.

Increases in our same-hospital Medicare revenues were largely driven by the impact of recognizing $33.0 million related to the Rural Floor Settlement during the nine months ended September 30, 2012, increases in our Medicare case mix index and overall higher reimbursement rates. These increases were partially offset by the negative impact of a higher level of denials as a result of RAC audits as compared to the same period last year. For the nine months ended September 30, 2012, our RAC audits resulted in approximately $9.0 million of higher revenue reductions compared to the same period in the prior year.

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

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$80.7	3.2%	$67.7	3.0%	$13.0	19.2%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$491.1	19.7%	$419.4	18.7%	$71.7	17.1%
Net revenue days outstanding (at end of period)	57.5	N/A	49.5	N/A	8.0	16.2%
Same-hospital:
Related key indicators:
Charity care write-offs	$76.9	3.3%	$67.7	3.0%	$9.2	13.6%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$460.6	19.7%	$419.4	18.7%	$41.2	9.8%
Net revenue days outstanding (at end of period)	52.6	N/A	49.5	N/A	3.1	6.3%

For the nine months ended September 30, 2012, our provision for doubtful accounts increased by $81.2 million, or 21.2%, to $464.6 million on a continuing operations basis and by $53.9 million, or 14.1%, to $437.3 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the nine months ended September 30, 2012.

Same-hospital self-pay revenues increased by $41.2 million over the same period last year and represented 19.7% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. Additionally, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients we have experienced an increase of approximately $2.8 million in our charity care write-offs during the nine months ended September 30, 2012 compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended September 30, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2011 Annual Report on Form 10-K.

Our net revenue days outstanding on a continuing operations basis increased to 57.5 and included just 30 days of net revenue for our recent Marquette General acquisition. After normalizing for a full quarter of revenue for Marquette General, we estimated that on a continuing operations basis our net revenue days outstanding would have been 54.4. Our continuing operations net revenue days outstanding increased primarily as a result of higher than average net revenue days outstanding at our recently acquired hospitals, increases in our insured accounts receivable due to an increase in Medicare prepayment audit activity and new managed Medicaid payors in a few of our markets.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Salaries and benefits (dollars in millions)	$1,130.2	45.2%	$1,011.2	45.0%	$119.0	11.8%
Man-hours per equivalent admission	101.5	N/A	97.7	N/A	3.8	3.8%
Salaries and benefits per equivalent admission	$3,378	N/A	$3,174	N/A	$204	6.4%
Same-hospital:
Salaries and benefits (dollars in millions)	$1,051.3	44.8%	$1,011.2	45.0%	$40.1	4.0%
Man-hours per equivalent admission	100.6	N/A	97.7	N/A	2.9	2.9%
Salaries and benefits per equivalent admission	$3,361	N/A	$3,174	N/A	$187	5.9%

For the nine months ended September 30, 2012, our salaries and benefits expense increased to $1,051.3 million, or 4.0%, on a same-hospital basis as compared to $1,011.2 million for the same period last year. Additionally, our man-hours per equivalent admission increased to 100.6, or 2.9% for the nine months ended September 30, 2012 on a same-hospital basis as compared to 97.7 for the same period last year. These increases in our in our same-hospital salaries and benefits expense and man-hours per equivalent admission are primarily a result of the impact of an increasing number of employed physicians and their related support staff. On a same-hospital basis, the number of our employed physicians, including hospitalists and their related support staff, increased by 238 to 1,273 from 1,035 for the same period last year. The increase in our employed physicians and their related support staff resulted in an increase of $16.8 million in our salaries and benefits expense on a same-hospital basis for the nine months ended September 30, 2012 as compared to the same period last year. Additionally, in connection with our acquisition of Marquette General, we assumed the employment of approximately 140 physicians As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of revenues will increase in future periods.

Additionally, our same-hospital salaries and benefits expense increased as a result of higher medical and employee benefits costs, the impact of compensation increases for our employees and severance costs related to our shared centralized resource initiatives. Primarily in connection with our shared centralized resource initiatives implementation process, we incurred severance and retention costs for our affected workforce of approximately $2.0 million for the nine months ended September 30, 2012. We estimate we will recognize approximately $6.1 million of additional severance and retention costs over the remaining implementation periods.

Furthermore, for the nine months ended September 30, 2012, we estimate that we incurred approximately $6.6 million of additional salaries and benefits expense related to our implementation of our EHR initiatives as compared to $4.6 million for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Supplies (dollars in millions)	$382.7	15.3%	$346.7	15.4%	$36.0	10.4%
Supplies per equivalent admission	$1,141	N/A	$1,091	N/A	$50	4.7%
Same-hospital:
Supplies (dollars in millions)	$355.1	15.2%	$346.7	15.4%	$8.4	2.4%
Supplies per equivalent admission	$1,133	N/A	$1,091	N/A	$42	3.9%

For the nine months ended September 30, 2012, our supplies expense increased to $355.1 million, or 2.4% on a same-hospital basis as compared to $346.7 million for the same period last year. This increase in our same-hospital supplies expense for the nine months ended September 30, 2012 was primarily a result of an increase in our supplies expense per equivalent admission to $1,133, or 3.9%, as compared to $1,091 for the same period last year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies, predominantly cancer related pharmaceuticals and other pharmacy supplies.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Professional fees	$84.4	3.4%	$71.0	3.2%	$13.4	18.7%
Utilities	46.8	1.9	43.7	1.9	3.1	7.2
Repairs and maintenance	63.6	2.5	58.7	2.6	4.9	8.3
Rents and leases	24.8	1.0	22.2	1.0	2.6	11.8
Insurance	29.7	1.2	25.4	1.1	4.3	17.1
Physician recruiting	21.9	0.9	20.6	0.9	1.3	6.5
Contract services	156.5	6.3	131.5	5.9	25.0	19.0
Non-income taxes	68.0	2.7	55.4	2.5	12.6	22.7
Other	93.8	3.8	67.3	3.1	26.5	39.5
	$589.5	23.7	$495.8	22.2	$93.7	18.9%

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Same-hospital:
Professional fees	$78.1	3.3%	$71.0	3.2%	$7.1	9.8%
Utilities	43.6	1.9	43.7	1.9	(0.1)	(0.1)
Repairs and maintenance	60.6	2.6	58.7	2.6	1.9	3.1
Rents and leases	22.5	1.0	22.2	1.0	0.3	1.5
Insurance	28.2	1.2	25.4	1.1	2.8	11.2
Physician recruiting	21.4	0.9	20.6	0.9	0.8	4.0
Contract services	145.9	6.2	131.5	5.9	14.4	10.9
Non-income taxes	61.3	2.6	55.4	2.5	5.9	10.7
Other	90.0	3.8	67.3	3.1	22.7	33.7
	$551.6	23.5	$495.8	22.2	$55.8	11.3%

For the nine months ended September 30, 2012, our other operating expenses increased to $551.6 million, or 11.3% on a same-hospital basis as compared to $495.8 million for the same period last year. This increase for the nine months ended September 30, 2012 was primarily a result of increases in professional fees, contract services, non-income taxes and other.

As physician shortages continue, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

On a same-hospital basis, our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals, costs associated with contracted laboratory services and relocation fees incurred in connection with our recently completed and opened replacement facility for Clark Regional Medical Center. Additionally, for the nine months ended September 30, 2012, we estimate that we incurred approximately $7.8 million of additional contract service expenses related to our implementation of our EHR initiatives as compared to $3.3 million for the same period last year.

Our non-income taxes increased primarily as a result of increases in state provider tax assessments for those Supplemental Payment Programs in which we participate.

Finally, our other expenses increased primarily as a result of additional legal fees incurred in connection with the Rural Floor Settlement and approximately $8.8 million in legal and consulting fees related to our recent acquisitions, including Marquette General, Woods Memorial and Twin County. Additional increases in other expenses are the result of an increase in our estimated legal reserves related to a billing matter at one of our hospitals as well as higher and additional software maintenance expense as a result of our on-going investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the nine months ended September 30, 2012, we recognized $4.8 million and $9.9 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $15.2 million Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the nine months ended September 30, 2011.

Depreciation and Amortization

For the nine months ended September 30, 2012, our depreciation and amortization expense increased by $18.7 million, or 15.5% to $139.7 million, or 5.6% of revenues, on a continuing operations basis as compared to $121.0 million, or 5.4% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions, including Marquette General, Woods Memorial, Twin County, Maria Parham and Person Memorial as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We estimate that we incurred approximately $7.8 million in depreciation expense during the nine months ended September 30, 2012 related to our EHR initiatives as compared to $2.8 million for the same period last year. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2011 and the first nine months of 2012. We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $5.9 million, or 7.3%, to $75.7 million, for the nine months ended September 30, 2012, as compared to $81.6 million for the same period last year. This decrease was primarily a result of the maturity of our interest rate swap effective May 30, 2011. With the maturity of our interest rate swap a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the interest rate swap agreement of 5.585%. Additionally, effective July 24, 2012, we replaced the Prior Credit Agreement with the Senior Credit Agreement. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Extinguishment Costs

In connection with our replacement of the Prior Credit Agreement with the Senior Credit Agreement during the nine months ended September 30, 2012, we recorded $4.4 million of debt extinguishment costs. The debt extinguishment costs include $2.4 million of previously capitalized loan costs and $2.0 million of loan costs related to the issuance of the Senior Credit Agreement.

Impairment Charge

During the nine months ended September 30, 2012, we incurred a $3.1 million impairment charge from continuing operations. This impairment charge relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes $69.8 million for the nine months ended September 30, 2012 compared to $76.5 million for the same period last year. The $6.7 million decrease in the provision for income taxes was primarily attributable to a $15.8 million decrease in income from continuing operations before income taxes for the nine months ended September 30, 2012 compared to the same period last year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash flows provided by continuing operations	$84.3	$110.0	$262.3	$318.3
Less: Purchases of property and equipment	(47.3)	(49.3)	(157.4)	(153.8)
Free operating cash flow	37.0	60.7	104.9	164.5
Acquisitions, net of cash acquired	(162.3)	(36.6)	(182.4)	(63.1)
Proceeds from borrowings	490.0	—	490.0	—
Payments of borrowings	(443.7)	(0.1)	(443.7)	(0.1)
Repurchases of common stock	(0.3)	(99.4)	(6.2)	(141.2)
Payment of debt financing costs	(9.6)	(0.3)	(9.6)	(0.4)
Proceeds from exercise of stock options	15.9	0.1	21.4	34.6
Other	(1.4)	(0.8)	(2.7)	(2.3)
Net decrease in cash and cash equivalents	$(74.4)	$(76.4)	$(28.3)	$(8.0)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our cash flows provided by continuing operations for the three months ended September 30, 2012 were negatively impacted by lower net income and increases in the amount and timing of payments for income taxes. These decreases were partially offset by decreases in the amount and timing of payments for accounts payable and interest.

Our cash flows provided by continuing operations for the nine months ended September 30, 2012 were negatively impacted by increases in the amount and timing of cash payments made for income taxes and self-insurance claims as well as an increase in our insured accounts receivable and outstanding accounts receivable for certain of our recent acquisitions. These decreases were partially offset by increases as a result of the receipt of approximately $33.0 million related to the Rural Floor Settlement as well as decreases in the amount and timing of payments for interest and accrued salaries.

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

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital projects	$15.2	$17.9	$59.1	$54.4
Routine	10.8	11.0	28.0	41.2
Information systems	21.3	20.4	70.3	58.2
	47.3	49.3	157.4	153.8
Depreciation expense	46.2	40.0	135.2	118.9
Ratio of capital expenditures to depreciation expense	102.4%	123.3%	116.4%	129.4%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2011 and the first nine months of 2012, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate this trend to continue during the fourth quarter of 2012.

Debt

An analysis and roll-forward of our long-term debt during the first nine months of 2012 is as follows (in millions):

	December 31, 2011	Proceeds from Borrowings	Payments of Borrowings	Other(a)	Amortization of Convertible Debt Discounts	September 30, 2012
Senior Credit Agreement:
Term Facility	$—	$450.0	$—	$—	$—	$450.0
Revolving Facility	—	40.0	—	—	—	40.0
Term B Loans	443.7	—	(443.7)	—	—	—
6.625% Senior Notes	400.0	—	—	—	—	400.0
3½% Notes	575.0	—	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(55.5)	—	—	—	19.2	(36.3)
Capital leases	9.1	2.5	(1.7)	0.6	—	10.5
	$1,597.3	$492.5	$(445.4)	$0.6	$19.2	$1,664.2

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the nine months ended September 30, 2012.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012	December 31, 2011	Increase (Decrease)
Current portion of long-term debt	$13.6	$1.9	$11.7
Long-term debt	1,650.6	1,595.4	55.2
Unamortized discounts of convertible debt instruments	36.3	55.5	(19.2)
Total debt, excluding unamortized discounts of convertible debt instruments	1,700.5	1,652.8	47.7
Total LifePoint Hospitals, Inc. stockholders' equity	2,095.2	1,945.2	150.0
Total capitalization	$3,795.7	$3,598.0	$197.7
Total debt to total capitalization	44.8%	45.9%	(110) bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	71.2%	73.2%
Variable rate debt	28.8	26.8
	100.0%	100.0%
Percentage of:
Senior debt	53.0%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	47.0	48.4
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

Effective July 24, 2012, we replaced the Prior Credit Agreement with the Senior Credit Agreement. The Senior Credit Agreement matures on July 24, 2017 and provides for a $450.0 million senior secured term loan facility (the “Term Facility”) and a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). The proceeds from the issuance of the Term Facility were used to repay the $443.7 million outstanding term B loans (the “Term B Loans”) under the Prior Credit Agreement and to pay fees and expenses related to the entry into the Senior Credit Agreement. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Additionally, the Term Facility is subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement. The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Senior Credit Agreement provides for the issuance of letters of credit up to $75.0 million. Issued letters of credit reduce the amounts available under the Revolving Facility. As of September 30, 2012, we had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.

During September 2012, we borrowed $40.0 million under the Revolving Facility for general purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $280.2 million as of September 30, 2012.

Interest Rates

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

As of September 30, 2012, the applicable annual interest rates under the Term Facility and the Revolving Facility were 1.97% and 1.98%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.22% and 0.23% for the Term Facility and the Revolving Facility, respectively, as of September 30, 2012. The weighted-average applicable annual interest rate for the three months ended September 30, 2012 under the Senior Credit Agreement was 2.02%.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. We were in compliance with this covenant as of September 30, 2012.

In addition, the Senior Credit Agreement contains certain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, merge, consolidate, enter into acquisitions, sell assets, effect sale leaseback transactions, pay dividends, pay subordinated debt and effect transactions with our affiliates. It does not contain provisions that would accelerate the maturity dates upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

6.625% Senior Notes

Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay a portion of the then outstanding borrowings under the Term B Loans. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guarantee the Senior Credit Agreement.

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

We may redeem the 6.625% Senior Notes, in whole or in part, at any time prior to October 1, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable makewhole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem the 6.625% Senior Notes, in whole or in part, at any time on or after October 1, 2015, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

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

Subject to certain exceptions, we will deliver cash and shares of our common stock upon conversion of each $1,000 principal amount of the 3½% Notes as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Our ability to pay the principal return in cash is subject to important limitations imposed by the Senior Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. If we do not make any payments we are obligated to make under the terms of the 3½% Notes, holders may declare an event of default.

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

3¼% Debentures

The 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) bear interest at the rate of 3¼% per year, payable semi-annually on February 15 and August 15. The 3¼% Debentures are convertible (subject to certain limitations imposed by the Senior Credit Agreement) under the following circumstances: (1) if the price of our common stock reaches a specified threshold during the specified periods; (2) if the trading price of the 3¼% Debentures is below a specified threshold; (3) if the 3¼% Debentures have been called for redemption; or (4) if specified corporate transactions or other specified events occur. Subject to certain exceptions, we will deliver cash and shares of our common stock, as follows: (i) an amount in cash, which we refer to as the “principal return”, equal to the lesser of (a) the principal amount of the 3¼% Debentures surrendered for conversion and (b) the product of the conversion rate and the average price of our common stock, as set forth in the indenture governing the securities, which we refer to as the “conversion value”; and (ii) if the conversion value is greater than the principal return, an amount in shares of our common stock. Our ability to pay the principal return in cash is subject to important limitations imposed by the Senior Credit Agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. Based on the terms of the Senior Credit Agreement, in certain circumstances, even if any of the foregoing conditions to conversion have occurred, the 3¼% Debentures will not be convertible, and holders of the 3¼% Debentures will not be able to declare an event of default under the 3¼% Debentures.

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

Liquidity and Capital Resources Outlook

We expect the level of spending for capital expenditures for the remainder of 2012 to be comparable with the fourth quarter of 2011. We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act. For the three and nine months ended September 30, 2012, we spent $21.3 million and $70.3 million, respectively, on information systems. We anticipate spending approximately $80.0 million to $90.0 million on information systems in 2012. At September 30, 2012, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $64.2 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

In connection with our acquisitions of Marquette General and an 80% interest in Twin County, both through our Duke LifePoint Healthcare joint venture, we have committed to invest the remaining $321.7 million of an initial $350.0 million over the next ten years, subject to certain offsets, and $20.0 million over the next ten years, respectively, in capital expenditures and improvements.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our unaudited condensed consolidated financial statements included elsewhere in this report. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2012, we replaced the Prior Credit Agreement with the Senior Credit Agreement and borrowed $40.0 million under the Revolving Facility for general purposes.

The following is an update of our contractual obligations at September 30, 2012 for our long-term debt obligations reflecting these transactions (in millions):

	Payment Due by Period
Contractual Obligation	Total	October 1, 2012 to December 31, 2012	2013 - 2014	2015 - 2016	After 2016
Long-term debt(a)	$2,095.8	$19.1	$717.8	$126.6	$1,232.3

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. We used the 1.97% and 1.98% effective interest rates at September 30, 2012 for our $450.0 million outstanding Term Facility and $40.0 million outstanding Revolving Facility, respectively, to estimate interest payments on these variable rate debt instruments. Holders of our $225.0 million outstanding 3¼% Debentures may require us to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015, and February 15, 2020. For purposes of the above table, we assumed that our 3¼% Debentures would be outstanding during the entire term, which ends on August 15, 2025. These amounts exclude our unamortized convertible debt discounts and related non-cash amortization.

Except for the replacement of the Prior Credit Agreement with the Senior Credit Agreement, our borrowing of $40.0 million under the Revolving Facility for general purposes and the remaining $321.7 million of an initial $350.0 million we have committed to spend over the next ten years in connection with our acquisition of Marquette General, subject to certain offsets, as mentioned previously in Liquidity and Capital Resources Outlook there have been no other material changes in our contractual obligations presented in the 2011 Annual Report on Form 10-K or our quarterly reports on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $29.8 million as of September 30, 2012, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Contingencies

Please refer to Note 11 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;
•	Physician commitments;
•	Capital expenditure commitments;
•	Shared centralized resource model arrangements;
•	Hospital support center lease; and
•	Marquette acquisition contingent obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2012, we had outstanding debt, excluding $36.3 million of unamortized discounts on our convertible debt instruments, of $1,700.5 million, 28.8%, or $490.0 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility and the Revolving Facility under the Senior Credit Agreement, the Term B Loans under the Prior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Term Facility	$450.0	$—	$443.3	$—
Revolving Facility	$40.0	$—	$37.6	$—
Term B Loans	$—	$443.7	$—	$432.6
6.625% Senior Notes	$400.0	$400.0	$430.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$621.0	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.6	$230.3

The fair values of the Term Facility, the Revolving Facility, the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. Effective July 24, 2012, we repaid the $443.7 million outstanding Term B Loans with the issuance of the $450.0 million Term Facility.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2012. As a result, the interest rate market risk implicit in these investments at September 30, 2012, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In December 2011, Jackson Purchase Medical Center, in Mayfield, Kentucky, received a request from an agent of the OIG, HHS, for information regarding the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. The U.S. Attorney’s Office for the Western District of Kentucky is also involved in this inquiry. The hospital is currently subject to a Corporate Integrity Agreement with the OIG, effective June 26, 2011. We have, and will continue to, cooperate with the government in this matter.

In addition to legal proceedings initiated by government agencies and third parties, all hospitals have an obligation to report and refund promptly any overpayments received once identified. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments become obligations in violation of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program, (2) self-disclosing the overpayment to the OIG via its voluntary self disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law), and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with our acquisition of Marquette General, we agreed that, to the extent that Marquette General Hospital, Inc.’s (the “Marquette Seller”) satisfaction of its retained liabilities, which includes the Marquette Seller’s healthcare liabilities related to the self disclosure obligations as well as other obligations (“Marquette Contingent Obligations”), causes its net proceeds to be reduced to less than $15.0 million, we would pay additional purchase consideration to the Marquette Seller. We made reasonable estimates and recorded an aggregate of $25.3 million representing the preliminary fair values of our potential obligation to the Marquette Seller related to the Marquette Contingent Obligations. We do not control and cannot predict with certainty the amount the Marquette Seller will owe any agency or creditor. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded. To the extent we are required to pay additional purchase consideration pursuant to the information described above, the amounts paid will reduce on a dollar-for-dollar basis, the remaining $321.7 million of the initial $350.0 million in capital improvements and physician recruitment commitment at Marquette General. Our Marquette Contingent Obligations are further described in Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report.

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric (“IOP”) program, which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding these services to the OIG pursuant to the OIG’s self disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self disclosure protocol. Shortly after receiving this notice, Bolivar Medical Center (“Bolivar”) received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. Minden and Bolivar continue to cooperate with the government in addressing these matters.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with repurchase plans adopted in 2010 and 2011, our Board of Directors authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors. The 2010 repurchase plan provided for the repurchase of up to $150.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2011 repurchase plan provides for the repurchase of up to $250.0 million in shares of our common stock. We are not obligated to repurchase any specific number of shares under our 2011 repurchase plan. Through September 30, 2012, we have repurchased approximately 1.8 million shares for an aggregate purchase price, including commissions, of approximately $65.2 million in accordance with the 2011 repurchase plan. As of September 30, 2012 we had remaining authority to repurchase up to an additional $184.8 million in shares in accordance with the 2011 repurchase plan. We have designated the shares repurchased in accordance with the repurchase plans as treasury stock. In connection with the 2011 repurchase plan, we recently entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of our common stock during the blackout period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on September 15, 2012 and will expire on October 30, 2012.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed a nominal number of certain vested LTIP and MSPP shares during the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, we redeemed approximately 0.2 million and 0.1 million shares of certain vested LTIP and MSPP shares for an aggregate purchase price of approximately $6.1 million and $5.9 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2012:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
July 1, 2012 to July 31, 2012(a)	8,307	$40.98	—	$184.8
August 1, 2012 to August 31, 2012	—	$—	—	$184.8
September 1, 2012 to September 30, 2012(a)	565	$43.00	—	$184.8
Total	8,872	$41.11	—	$184.8

(a)	Shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 5. Other Information.

On August 12, 2012, the Company entered into an Indemnification Agreement with Jeffrey S. Sherman and Michael S. Coggin (collectively, the Indemnitees). All of the current directors of the Company and certain of its officers executed a similar form on August 29, 2008. The Indemnification Agreement provides that the Company shall indemnify the Indemnitees, to the fullest extent permitted by Delaware law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection his or her service as a director or officer, as the case may be, and provides for rights to advancement of expenses and contribution. The forgoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement between the Company and each of the Indemnities, which is filed as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.2	—	Form of Indemnification Agreement (filed herewith).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.XSD	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

*	— Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 26, 2012

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
10.1	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.2	—	Form of Indemnification Agreement (filed herewith).
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	—	XBRL Instance Document*
101.XSD	—	XBRL Taxonomy Extension Schema Document*
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	—	XBRL Taxonomy Definition Linkbase Document*
101.LAB	—	XBRL Taxonomy Label Linkbase Document*
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document*

*	— Furnished electronically herewith