Form 10-K
period 2012-12-31
LIFEPOINT HOSPITALS, INC.
filed 2013-02-15
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2012, was approximately $1.5 billion.

As of February 8, 2013, the number of outstanding shares of the registrant’s Common Stock was 46,948,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2013 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Hospitals, Inc.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2012, on a consolidated basis, we operated 56 hospital campuses in 19 states, having a total of 6,581 licensed beds. We generate revenue primarily through hospital services offered at our facilities. We generated $3,391.8 million, $3,026.1 million and $2,818.6 million in revenues during the years ended December 31, 2012, 2011, and 2010, respectively.

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

Business Strategy

Opportunities in Existing Markets

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether those physicians are active members of their respective medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals. We continue to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities.

We believe that growth at our hospitals also is dependent in part on the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients. The quality (both actual and perceived) of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. Because in virtually every case the Centers for Medicare and Medicaid Services (“CMS”) core measure scores ascribed to our hospitals are impacted by the practice decisions of the physicians on our medical staffs, we have implemented new strategies to work with medical staff members to improve scores at our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and Hospital Consumer Assessment of Healthcare Providers & Systems scores, an important measure of patients’ perspectives of hospital care. We are committed to further improving our hospitals’ scores through targeted strategies, including increased education and awareness campaigns and hospital-specific action plans.

Additionally, in many of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies to attract patients. We continually conduct operating reviews of our hospitals to pinpoint new service lines that could reduce the outmigration of patients leaving our markets to receive healthcare services. Where needed service lines have been identified, we have focused on recruiting the physicians necessary to operate such service lines. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physicians’ needs, to limit or offset the impact of outmigration and to achieve growth.

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

We also continue to strive to improve our operating performance by improving our revenue cycle processes, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated hospitals.

Opportunities in New Markets

We believe that strategic acquisitions can supplement the organic growth in our existing markets. We seek to acquire well-positioned hospitals in growing areas of the U.S. that we believe are fairly priced and could benefit from our management and strategic initiatives.

In 2011, we formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly- controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services. We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals.

Consistent with our acquisition strategy, and through Duke LifePoint Healthcare, we completed acquisitions of the following:

•	Marquette General Health System (“Marquette General”), a 315 bed hospital system located in Marquette, Michigan, effective September 1, 2012;
•	an 80% interest in Twin County Regional Hospital (“Twin County”), a 141 bed hospital located in Galax, Virginia, effective April 1, 2012;
•	an 80% interest in Maria Parham Medical Center (“Maria Parham”), a 102 bed hospital located in Henderson, North Carolina, effective November 1, 2011; and
•	Person Memorial Hospital (“Person Memorial”), a 110 bed hospital located in Roxboro, North Carolina, effective October 1, 2011.

Additionally, effective July 1, 2012, we acquired Woods Memorial Hospital (“Woods Memorial”), a 72 bed hospital and 88 bed long-term care facility located in Etowah, Tennessee.

Furthermore, in May 2012, we entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in the Kentucky and Southern Indiana region. Effective January 1, 2013, through RHN, we acquired Scott Memorial Hospital (“Scott Memorial”), a 25 bed critical access hospital located in Scottsburg, Indiana.

Operations

We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of making communities healthier. The operating strategies of our hospitals, however, are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to: (1) expand the breadth of services offered at our hospitals in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the non-urban communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the non-urban communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payors; and (5) efficiently leverage resources across all of our hospitals. In appropriate circumstances, we may selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics,

emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. The services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be economically viable, and any contractual or certificate of need restrictions that exist. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a nursing program and a radiologic technology program.

As of December 31, 2012, with the exception of Bluegrass Community Hospital, all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass Community Hospital participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

In connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 4.5% equity interest in this group purchasing organization at December 31, 2012.

Availability of Information

Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Information — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

Sources of Revenue

Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients (“self-pay”).

Our revenues by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2012		2011		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,170.3	34.5%	$1,061.3	35.0%	$983.7	34.9%
Medicaid	488.9	14.4	432.1	14.3	410.8	14.6
HMOs, PPOs and other private insurers	1,651.2	48.7	1,446.6	47.8	1,360.1	48.2
Self-pay	653.9	19.3	565.3	18.7	475.1	16.9
Other	51.9	1.5	39.3	1.3	32.7	1.1
Revenues before provision for doubtful accounts	4,016.2	118.4	3,544.6	117.1	3,262.4	115.7
Provision for doubtful accounts	(624.4)	(18.4)	(518.5)	(17.1)	(443.8)	(15.7)
Revenues	$3,391.8	100.0%	$3,026.1	100.0%	$2,818.6	100.0%

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

Medicare

Our revenues from Medicare were approximately $1,170.3 million, or 34.5% of total revenues for the year ended December 31, 2012. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) continue to be implemented. Additional changes will likely be made as Congress addresses the spending reductions required by the Budget Control Act of 2011 (the “BCA”) and takes other steps to reduce the federal deficit, as discussed in further detail throughout this section.

Medicare Inpatient Prospective Payment System

Under the Medicare program, hospitals are reimbursed for the costs of acute care inpatient stays under an inpatient prospective payment system (“IPPS”). Under the IPPS, our hospitals are paid a prospectively determined amount for each hospital discharge that is based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis related group (“MS-DRG”), which groups patients that have similar clinical conditions and that are expected to require a similar amount of hospital resources. Each MS-DRG is, in turn, assigned a relative weight that is prospectively set and that reflects the average amount of resources, as determined on a national basis, that are needed to treat a patient with that particular diagnosis, compared to the amount of hospital resources that are needed to treat the average Medicare inpatient stay. The

IPPS payment for each discharge is based on two national base payment rates or standardized amounts, one that covers hospital operating expenses and another that covers hospital capital expenses. The base MS-DRG payment rate for operating expenses has two components, a labor share and a non-labor share. Although the labor share is adjusted by a wage index to reflect geographical differences in the cost of labor, the base MS-DRG payment rate does not consider the actual costs incurred by an individual hospital in providing a particular inpatient service.

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For federal fiscal years (“FFYs”) 2013 (which began on October 1, 2012), 2012 (which began on October 1, 2011 and ended on September 30, 2012), and 2011 (which began on October 1, 2010 and ended on September 30, 2011), the hospital market basket index increased 2.6%, 3,0% and 2.6%, respectively. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2013, FFY 2012 and FFY 2011 were reduced by CMS by 0.10%, 0.10% and 0.25%, respectively. For FFY 2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2013 and FFY 2012, the productivity adjustment equated to a 0.7% and 1.0% reduction in the market basket increase, respectively. In addition, in FFY 2013, FFY 2012 and FFY 2011, IPPS payment rates to hospitals were increased by 1.0%, decreased by 2.0% and decreased by 2.9%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”).

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

On October 1, 2007, CMS replaced the previously existing 538 diagnosis related groups with 745 MS-DRGs. The MS-DRGs are intended to more accurately reflect the cost of providing inpatient services and eliminate any incentives that hospitals may have to only treat the healthiest and most profitable patients. The MS-DRGs were phased-in over a two year period, with FFY 2009, which began on October 1, 2008, being the first year that IPPS payments to hospitals were based entirely on the new MS-DRGs.

To offset the effect of the coding and discharge classification changes that CMS believed would occur as hospitals implemented the MS-DRG system, CMS established prospective documentation and coding adjustments to the national standardized amounts of (1.2%) in FFY 2008 and (1.8%) in both FFYs 2009 and 2010. However, the TMA Act, which was enacted on September 29, 2007, effectively decreased the reductions for FFYs 2008 and 2009 to (0.6%) and (0.9%), respectively. In addition, the TMA Act required CMS to conduct a “look-back” beginning in FFY 2010 and make appropriate changes to the reduction percentages based on actual FFY 2008 and 2009 claims data. Based on its evaluation, CMS determined that IPPS payments increased by 2.5% in FFY 2008 and 5.4% in FFY 2009 due solely to the implementation of the MS-DRG System. The increases exceeded the cumulative prospective adjustments by 5.8% for FFYs 2008 and 2009. The TMA Act required CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY 2012. In the IPPS final rule for FFY 2011, CMS reduced the standardized amount by (2.9%), which represented half of the required retrospective adjustment. The remaining (2.9%) retrospective reduction was implemented in FFY 2012. However, because the (2.9%) retrospective reduction that was made in FFY 2011 was restored in FFY 2012, the retrospective adjustment that was made in FFY 2012 was essentially negated. The (2.9%) retrospective reduction that was made in FFY 2012 was restored in FFY 2013.

The TMA Act also required CMS to make an additional prospective cumulative adjustment of (3.9%) to eliminate the full effect of the documentation and coding changes on future payments. The TMA Act gave CMS discretion as to the timing of the implementation of the prospective documentation and coding adjustment, and CMS did not implement any portion of the adjustment in FFYs 2010 and 2011. CMS did, however, implement a (2.0%) prospective documentation and coding adjustment in FFY 2012 and completed the remaining (1.9%) prospective adjustment in FFY 2013.

In addition to the adjustments that were required by the TMA Act, the American Taxpayer Relief Act of 2012 (“ATRA”), which was enacted on January 1, 2013, requires CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system and was not recaptured by the adjustments that were mandated by the TMA Act. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare MS-DRG Payments	Medicare Capital Payments
2012	$517.0	$41.1
2011	$503.9	$40.7
2010	$481.4	$40.5

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is the sum of the number of inpatient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A inpatient days and the number of inpatient days for patients who were eligible for Medicaid (but not Medicare) divided by the total number of hospital inpatient days. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. Medicare DSH payments received in the aggregate by our hospitals for 2012, 2011, and 2010, were approximately $68.8 million, $70.7 million and $65.0 million, respectively. However, the Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2013, 2012, and 2011 were $71.313, $70.016, and $68.876, respectively, after the inclusion of the 0.8% reduction for CY 2013, the 1.1% reduction for CY 2012, and the 0.25% reduction for CY 2011 that were required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor. For CY 2012, our hospitals reported all quality measures required by CMS and received the full market basket update.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare APC Payments
2012	$309.2
2011	$260.9
2010	$248.6

Budget Control Act of 2011

On August 2, 2011, the BCA was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The BCA requires $1.2 trillion in automatic across-the-board spending reductions for FFY 2013 through 2021, split evenly between domestic and defense spending. While certain programs (including the Medicaid program) are protected from these automatic spending reductions, the Medicare program is subject to reductions, capped at 2%. The BCA’s automatic spending reductions were set to begin on January 2, 2013. However, the ATRA postponed the implementation of the automatic spending reductions required by the BCA until March 1, 2013.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $20.2 million, $19.5 million and $17.5 million for 2012, 2011, and 2010, respectively.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For CY 2013, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 26.5% to all physician payments under the PFS for CY 2013. The ATRA delayed application of the SGR and extended CY 2011 PFS payment rates through December 31, 2013. We cannot predict whether Congress will enact legislation to temporarily avoid or permanently prevent the application of SGR reductions to PFS rates in the future.

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

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $488.9 million, or 14.4% of total revenues for the year ended December 31, 2012. These payments are typically based on fixed rates determined by the individual states. Included in these payments are DSH and other supplemental payments received under various state Medicaid programs. For 2012, 2011, and 2010, our revenue attributable to DSH and other supplemental payments was approximately $119.7 million, $74.2 million and $61.1 million, respectively. The increase in revenue from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

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

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. RACs have the authority to look back at claims up to five years old, provided that the claim was paid on or after October 1, 2007. Any claims identified as overpayments are subject to a RAC program appeals process. The RAC program began as a demonstration project in five states and was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the U.S. in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act further expanded the use of RACs by requiring each state to establish a Medicaid RAC program by January 1, 2012. Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program. While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits. We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject. We estimate that RAC audits have resulted in additional revenue reductions of approximately $16.9 million, $5.3 million and $0.6 million during 2012, 2011 and 2010, respectively.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from HMOs, PPOs and other private insurers were approximately $1,651.2 million, or 48.7% of total revenues for the year ended December 31, 2012. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

Self-Pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $653.9 million, or 19.3% of total revenues for the year ended December 31, 2012. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care. We provide care to certain patients that qualify under the local charity care policy at each of our hospitals. We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. We continue to experience increases in the amount of self-pay revenues at our hospitals, which are the least collectible of all accounts. The increase in self-pay revenues has resulted in an increase in our provision for doubtful accounts. Additionally, we have recently experienced an increase in our charity care write-offs as a result of a decrease in our reimbursement under a program in the state of New Mexico that provides for supplemental support and funding for the care of indigent patients in that state.

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay Revenues	Charity Care Write-Offs	Combined Total
2012	$653.9	$112.5	$766.4
2011	$565.3	$89.4	$654.7
2010	$475.1	$62.3	$537.4

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our provision for doubtful accounts had the effect of reducing total revenues by approximately $624.4 million, or 18.4% of total revenues for the year ended December 31, 2012.

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

We have experienced an increase in our self-pay revenues over the past several years which has primarily been driven by the impact of pricing increases and overall high levels of unemployment in the majority of our communities. The increase in self-pay revenues has resulted in an increase in our provision for doubtful accounts.

Health Care Reform

The Affordable Care Act was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The Affordable Care Act dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare payments and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012.

On June 28, 2012, the U.S. Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how many states will expand their Medicaid programs and how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Expanded Coverage

Based on original Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act was expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms. However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. The CBO now projects that there will be 4 million more uninsured individuals in 2014 and 3 million more uninsured individuals in 2022 than previously projected as a result of the U.S. Supreme Court’s decision.

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

The Affordable Care Act materially changed the requirements for Medicaid eligibility. As originally enacted, commencing January 1, 2014, the Affordable Care Act essentially required all state Medicaid programs to provide Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). In addition, the Affordable Care Act also required states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility would effectively be extended to those with incomes up to 138% of the FPL. To offset the cost of the Medicaid program’s expansion, the Affordable Care Act authorized the federal government to provide states with “matching funds” (referred to as “Enhanced FMAP”) to cover the costs of covering the newly eligible individuals. Beginning in 2014, states would receive an Enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The Enhanced FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. It was anticipated that the new eligibility requirements would expand Medicaid and CHIP coverage by an estimated 7 million individuals in 2014 and 11 million individuals in 2022, with a disproportionately large percentage of the new Medicaid coverage likely to be in states that currently have relatively low income eligibility requirements.

However, on June 28, 2012, the U.S. Supreme Court held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, the expansion of the Medicaid program to all individuals under 65 years old with incomes at or under 133% of FPL is now optional. CMS has stated that there is no deadline for states to determine whether they will expand their Medicaid programs and has indicated that if a state does decide to expand its Medicaid program, it may also decide to drop the expanded coverage at a later date. In response to the ruling, a number of states, including several in which the Company has facilities, have preliminarily indicated that they will not expand their Medicaid programs, which would result in the Affordable Care Act not providing coverage to some low-income persons in those states. While the CBO estimates that the U.S. Supreme Court’s decision will likely result in the Medicaid and CHIP programs covering six million fewer individuals in 2022, it is unclear how many states will elect to implement the Medicaid expansion and when that expansion will occur. Therefore, we are unable to predict the likely impact of the Medicaid expansion on our business model, financial condition or result of operations.

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

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through one of the newly created American Health Benefit Exchanges (“Exchanges”) and the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Affordable Care Act limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on original CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. In July 2012, the CBO estimated that the U.S. Supreme Court’s ruling regarding the expansion of the Medicaid program will result in an additional 3 million individuals obtaining their health insurance coverage through an Exchange. The Affordable Care Act requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The Affordable Care Act provides for four types of annual reductions in the market basket. The first is a general reduction of a specified percentage each FFY starting in 2010 and extending through 2019. These reductions are as follows: FFY 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. The market basket update for FFY 2013 and FFY 2012 was reduced by 0.7% and 1.0%, respectively, as a result of this productivity adjustment.

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

The fourth type of reduction to the market basket is a penalty to hospitals that experience excessive readmissions within a thirty day period of discharge for certain conditions designated by HHS further explained below. The basic maximum reduction amount is 1.0% for FFY 2013, 2.0% for FFY 2014 and 3.0% for FFY 2015 and beyond.

In addition to the four market basket reductions described above, there may be other upward or downward adjustments that CMS makes to the annual market basket update in any year, making it impracticable to predict in advance the overall impact on MS-DRG rates.

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act establishes or expands provisions to promote value-based purchasing and to link payments to quality and efficiency. HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program applies beginning in FFY 2013 to payments for discharges occurring on or after October 1, 2012, and rewards hospitals based either on how well the hospitals perform on certain quality measures or how much the hospitals' performance improves on certain quality measures from their performance during a baseline period. CMS will evaluate hospitals’ performance during a performance period, and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. Hospitals that receive higher total performance scores will receive higher incentive payments than those that receive lower total performance scores. Because the Affordable Care Act provides that the funds set aside for the value-based purchasing program will be fully distributed, hospitals with high scores may receive greater reimbursement under the value-based purchasing program than they would have otherwise, and hospitals with low scores may receive reduced Medicare inpatient hospital payments.

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

CBO and CMS estimates differ by $38 billion. The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, CMS has not yet finalized how it will define “uncompensated care” for purposes of the DSH reductions. As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. On January 18, 2012, CMS published a proposed rule, which proposes a service-specific definition of “uncompensated care.” Under this definition, “uncompensated care” would include services provided to insured individuals whose insurance does not cover a particular service or who have exhausted their insurance benefits. Costs associated with bad debt, including unpaid coinsurance and deductibles and payer discounts would not be considered “uncompensated care” under the proposed rule. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements. It is difficult to predict the full impact of the Medicare DSH reductions.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act will reduce funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (the “Tax Relief Act”) and the ATRA provide for additional Medicaid DSH reductions of $4.1 billion in FFY 2021 and $4.2 billion in FFY 2022, respectively. How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. To date more than 250 ACOs have been established to participate in the Medicare program, and additional ACO programs are being established by private payors.

Bundled Payment Pilot Programs

The Affordable Care Act requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. CMS finalized the implementation of the Medicare program’s Bundled Payments for Care Improvement (“BPCI”) initiative in the IPPS final rule for FFY 2013 and announced the healthcare organizations that were selected to participate in BPCI initiative on January 31, 2013. In addition, the Affordable Care Act provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the anti-kickback provision of the Social Security Act (the “Anti-kickback Statute”), the Stark law and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security and transaction standard requirements. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. As of December 31, 2012, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (the CBO made a number of assumptions to derive an estimate of 26 million, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance, the number of individuals who will obtain insurance through an Exchange and the number of states that will expand their Medicaid programs);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the number of states that elect to expand their Medicaid programs and when that expansion occurs;
•	the extent to which states will enroll any new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified

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

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 48.9% of our revenues in 2012 was from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;
•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket in future years;
•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	how successful ACOs in which we participate will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally, in light of the U.S. Supreme Court’s ruling on the constitutionality of the Affordable Care Act, it is unclear how many states will decline to implement the Medicaid expansion. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the Affordable Care Act on our business model, financial condition or result of operations.

Competition for Patients

Our hospitals and other healthcare businesses operate in extremely competitive environments. Competition among healthcare providers occurs primarily at the local level. Accordingly, each facility develops its own strategies to address competition locally. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:

•	the scope, breadth and quality of services a hospital offers to its patients and physicians;
•	whether new, competitive services are subject to certificate of need or other restrictions;
•	the number, quality and specialties of the physicians who admit and refer patients to the hospital;
•	nurses and other healthcare professionals employed by the hospital or on the hospital’s staff;
•	the hospital’s reputation;
•	its managed care contracting relationships;

•	its location and the location and number of competitive facilities and other healthcare alternatives;
•	the physical condition of its buildings and improvements;
•	the quality, age and state-of-the-art of its medical equipment;
•	its parking or proximity to public transportation;
•	the length of time it has been a part of the community;
•	the relative convenience of the manner in which care is provided (for example, whether services are available on an outpatient basis and whether services can be obtained quickly);
•	the choices made by the physicians on the medical staffs of our hospitals; and
•	the charges for its services.

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

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2012 than at the end of 2011. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue. At December 31, 2012, we employed approximately 1,900 physicians, hospitalists and their related support staff.

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

Employees

At December 31, 2012, we had approximately 28,000 employees. The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our hospitals. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans. Approximately 775 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. Some of our hospitals experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2012, with the exception of Bluegrass Community Hospital, all of our hospitals were accredited by the Joint Commission.

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

In 2011, we were selected by HHS to participate in the Hospital Engagement Network as part of the nationwide Partnership for Patients Initiative designed to reduce injuries to patients in a hospital setting as well as minimize exposure to preventable illnesses. As part of our participation in the project, we will receive funding from HHS through 2013 to sponsor various types of training and education focused on patient safety and quality of care.

Fraud and Abuse Laws

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing the facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated, and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

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

In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the Anti-kickback Statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:

•	payment of any incentive by a hospital based on physician referrals of patients to the hospital;
•	use of free or significantly discounted office space or equipment;
•	provision of free or significantly discounted billing, nursing or other staff services;
•	free training (other than compliance training) for a physician’s office staff, including management and laboratory technique training;
•	guarantees which provide that if a physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;
•	payment of the costs for a physician’s travel and expenses for conferences;
•	payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or
•	purchasing goods or services from physicians at prices in excess of their fair market value.

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

The Stark law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or a compensation relationship unless an exception applies. These types of referrals are commonly known as “self referrals”. A violation of the Stark law may result in a denial of payment and require refunds to patients and the Medicare program for all claims that were unlawfully submitted during the entire period that the violation existed, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information to HHS, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, violations of the Stark law could also result in penalties under the federal False Claims Act. There are ownership and compensation arrangement exceptions to the self-referral prohibition. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements, and there is a “whole hospital exception,” which allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. The Affordable Care Act significantly modified the requirements of the whole hospital exception and placed a number of restrictions on the ownership structure, operations, and expansion of physician owned hospitals. One of our facilities is subject to those requirements. We intend for our financial arrangements with physicians to comply with the exceptions included in the Stark law and regulations. In recent years, CMS has issued a number of proposed and final rules modifying the Stark law exceptions. While some changes have been implemented, others remain in proposed form or have been delayed. Further, the Stark law and related regulations have been subject to little judicial interpretation to date. We anticipate that there will be further changes in the future that will require us to continue to modify our activities.

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

Changes in the Regulatory Environment

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) expanded the scope of the federal False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Stark law or the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act.

The Affordable Care Act makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Affordable Care Act (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) requires providers to adopt compliance programs that meet certain specified requirements as a condition of their Medicare enrollment. In light of the provisions of FERA and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of health care providers have self-reported potential violations of law and refunded overpayments to avoid incurring fines and penalties. It is likely such refunds and voluntary disclosures will continue in the future, and we will make such refunds and disclosures in accordance with the law.

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

Administrative Simplification Provisions and Privacy and Security Requirements

We are subject to the administrative simplification provisions of HIPAA which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, CMS extended this deadline to October 1, 2014. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company’s transition to ICD-10.

Additionally, we are subject to the privacy and security requirements of HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted as part of ARRA. Among other things, the HITECH Act strengthened the requirements and significantly increased the penalties for violations of the HIPAA privacy and security regulations. The privacy regulations of HIPAA apply to all health plans, all healthcare clearinghouses and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. Our facilities are subject to the HIPAA privacy regulations. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to amend their health information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

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

The HITECH Act also creates a federal breach notification law that mirrors protections that many states have passed in recent years. This law requires us to notify patients of any unauthorized access, acquisition, or disclosure of their unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient. In addition, a new breach notification requirement was established requiring reporting of certain unauthorized access, acquisition, or disclosure of unsecured protected health information that poses significant risk of financial, reputational or other harm to a patient to the Secretary of HHS and, in some cases, local media outlets. In 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act.

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals' rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations. HHS has not yet released the final version of these rules, and, as a result, we cannot quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act significantly increased the penalties for violations by introducing a tiered penalty system, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. The HITECH Act also extended the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations. Under the HITECH Act, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The Secretary of HHS issued an interim final rule conforming HIPAA’s enforcement regulations to the HITECH Act’s statutory revisions (the “Interim Final Enforcement Rule”). This interim final rule also set forth guidance on, among other things, how the tiered penalty structure will reflect increasing levels of culpability and provides a prohibition on the imposition of penalties for any violation that is corrected within a 30-day time period, as long as the violation was not due to willful neglect. This interim final rule became effective on November 30, 2009. The applicable state laws regulating the privacy of patient health information could impose additional penalties.

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”) that modified the privacy and security regulations, the Interim Final Breach Rule and the Interim Final Enforcement Rule. Our facilities must comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013. The Final HIPAA Rule modifications include: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities’ notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the Interim Final Breach Notification Rule that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

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

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of the new equipment or services and allow competing healthcare providers to challenge the need for the facility, service or equipment. We operate hospitals in twelve states that have adopted certificate of need laws — Alabama, Florida, Georgia, Kentucky, Louisiana, Michigan, Mississippi, Nevada, North Carolina, Tennessee, Virginia and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. All other states in which we operate do not require a certificate of need prior to the initiation of new healthcare services. In these other states, our facilities are subject to competition from other providers who may choose to enter the market by developing new facilities or services.

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

State Hospital Rate-Setting Activity

We currently operate two hospitals in West Virginia. The West Virginia Health Care Authority requires that requests for increases in hospital charges be submitted annually. Requests for rate increases are reviewed by the West Virginia Health Care Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected. As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited, and the operating margins for our hospitals located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws in the future.

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

Environmental Regulation

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of healthcare facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant, and we do not anticipate that such compliance costs will be significant in the future.

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

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self insurance retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. At December 31, 2012, our SIR is $5.0 million per claim. Our SIR level is evaluated annually as a part of our insurance program's renewal process. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

Our workers’ compensation program has a $1.0 million deductible for each loss in all states except for Wyoming. Workers’ compensation in Wyoming operates under a state specific program.

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

We cannot predict the effect that the Affordable Care Act and its implementation may have on our business, financial condition or results of operations.

The Affordable Care Act was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The Affordable Care Act dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act will not become effective until 2014 or later, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors, including those of some states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the Affordable Care Act.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2012, we derived 48.9% of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

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

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rate than other competing private payors. We expect efforts to impose greater discounts and more stringent cost controls by government and private payors to continue, thereby reducing the payments we receive for our services. In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act, the Tax Relief Act and the ATRA provide for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

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

Changes to Medicaid supplemental payment programs may materially and adversely affect our revenues and profitability.

Medicaid supplemental payments (“MSPs”) are payments made to providers separate from and in addition to those made at a state’s standard Medicaid payment rate. The two most prevalent forms of MSPs are DSH and Upper Payment Limit (“UPL”) payments. DSH payments are federally required to be made by the states to hospitals that serve significant numbers of Medicaid and uninsured patients in recognition of the added costs incurred by hospitals in treating these patients. The total amount of DSH payments a state may make and the total amount any one hospital may receive are both capped by federal law. Unlike DSH, UPL payments are not required to be made by states under federal law. Rather, federal regulations establish an upper payment limit above which states may not receive federal matching dollars. Most states create a UPL program to help offset the shortfall caused when the state funds inpatient and outpatient Medicaid hospital rates at levels that do not cover the hospitals’ costs for treating Medicaid patients.

Both DSH and UPL MSP programs are jointly financed by state funds and federal matching funds. The state portion may be funded through general revenue, intergovernmental transfers from local governments or health care related taxes (“Provider Taxes”). Provider Taxes are imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, health care items or services; or (iii) the payment for health care items or services.

Pursuant to the Affordable Care Act, funding for Medicaid DSH programs is to be significantly reduced beginning in 2014. Because of the U.S. Supreme Court decision that states are not required to expand Medicaid programs, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, potentially increasing the amount of uncompensated care we provide.

UPL programs have expanded in recent years and related MSPs to our hospitals have similarly increased as states use UPL programs as a way to avoid or mitigate reimbursement cuts to providers. There are several factors that could adversely affect a state’s UPL program and the UPL MSPs hospitals receive. In calculating a state’s UPL, only services utilized by Medicaid beneficiaries paid on a fee-for-service basis may be counted. Services provided to Medicaid beneficiaries enrolled in managed care are not included in state UPL calculations, and as many states increase the use of managed care Medicaid programs UPL MSPs could be reduced. In addition, state UPL funding, and matching federal funds, may be reduced if local governmental units are unable to (or simply decide not to) sustain historical funding levels or if Provider Taxes, which are currently subject to various federal regulations, are limited or eliminated by legislative or regulatory action.

For example, one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico (“MMC”), received approximately $34.0 million during 2012 under the New Mexico Sole Community Provider Program (the “SCPP”), a UPL MSP program. There is a general concern in New Mexico that the SCPP cannot be sustained at current funding levels as a result of budget concerns and other factors. It seems likely, as a result, that the SCPP will soon be reconfigured. We are not able to predict what changes may be made to the SCPP, but any change in the SCPP is likely to reduce payments made to MMC.

Reductions in MSP programs at MMC or other facilities could have a material adverse effect on our financial position or results of operations.

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operations or cash flow.

On August 2, 2011, the Budget Control Act of 2011, or BCA, was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. In the first phase, the BCA imposed caps that reduced discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFY 2013 through 2021, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. On January 1, 2013, the ATRA delayed the imposition of the BCA’s automatic spending reductions from January 2, 2013 to March 1, 2013. These automatic spending cuts or Congressional action on other spending cuts may reduce the revenues we receive from governmental payment programs or impose additional restrictions on those programs, which may have a material adverse effect on our financial position, results of operations or cash flow. We cannot predict whether these cuts will be imposed on March 1, 2013 or if they will be averted by future legislative action.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, OIG, State Attorneys General, and contracted auditors, as well as whistleblowers. Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged. Moreover, as a result of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law.

The healthcare industry has seen a number of investigations by state and federal enforcement authorities related to patient referrals, cost reporting and billing practices. For example, our hospital, Jackson Purchase Medical Center in Mayfield, Kentucky, entered into a five-year Corporate Integrity Agreement with the OIG on June 27, 2011 following an investigation of certain billing practices. This investigation was initiated after a Medicare beneficiary made a complaint to an Assistant U.S. Attorney. With an increased public emphasis on enforcement being made by state and federal agencies, including changes in laws that encourage and facilitate whistleblowers to make complaints, we anticipate that hospitals and healthcare providers, including those owned by the Company, will face an increased number of governmental inquiries arising out of complaints made by program beneficiaries or other individuals.

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

As a result of increased reviews of claims to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and audits of Medicare claims under the RAC programs. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, short stays, incorrect payment amounts, non-covered services and duplicate payments. The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. In addition, CMS has announced a pre-payment demonstration project that will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on certain states with high populations of fraud and error-prone providers (including the states of Florida, Michigan, Texas and Louisiana in which we operate) and other states (including the state of North Carolina in which we operate) with high claims volumes of short inpatient hospital stays. The demonstration project began on August 27, 2012 and will run for a three year period.

The Affordable Care Act expanded the RAC program’s scope to include managed Medicare and to include Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities. Any such audit or investigation could have a material adverse effect on the results of our operations.

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

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, incentivize states to expand their Medicaid eligibility requirements and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment, as well as our inability to foresee how individuals, businesses and states will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Another provision reduces payments for all inpatient discharges for hospitals that experience excessive readmissions for certain conditions designated by HHS.

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

The U.S. economy continues to experience the negative effects from an economic recession, and unemployment levels remain high. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

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

The economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenues and results of operations or impede our business strategies intended to generate organic growth and improve operating results at our hospitals.

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

Given the increasingly challenging regulatory and enforcement environment, our ability to acquire hospitals could be negatively impacted if targets are found to have material unresolved compliance issues. We may condition our purchase on the resolution of such issues by reporting or refunding amounts under the voluntary self-disclosure protocols. We could experience delays in closing or fail to close transactions with targets that initially were attractive but became unattractive as a result of a poor compliance program, material non-compliance with laws or failure to timely address compliance risks.

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

We may encounter difficulty operating, integrating and improving financial performance at acquired hospitals.

We may be unable to timely and effectively integrate any hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. We will rely heavily on HCA-IT and other third parties for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA-IT and other third parties to convert our newly acquired hospitals’ information systems in a timely manner. In addition, we may not be able to achieve improved financial performance at acquired hospitals within our targeted time frames, or continue to improve financial performance for sustained periods following the acquisition.

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

Factors related to our employment of physicians could affect our financial performance.

In recent years, physician payment amounts have been determined on a year by year basis. For CY 2013, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 26.5% to all physician payments under the PFS for CY 2013. The ATRA delayed application of the SGR until January 1, 2014. At this time, it is unclear whether Congress will enact legislation that would permanently prevent the SGR reductions to PFS rates. Therefore, we cannot predict the impact this may have on our Medicare revenues past 2013. We believe that physician employment by acute care hospitals has become more common as a result of actual and potential reductions in payment amounts for physician services. Our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, as well as require us to incur additional expenses. The combination of reimbursement cuts, potential liabilities and increased expenses could have an adverse effect on our results of operations if current trends continue.

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

Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-Information Technology and Services, Inc., (“HCA-IT”), for information systems. HCA-IT provides us with financial, clinical, patient accounting and network information services. HCA’s primary business is to own and operate hospitals, not to provide information systems. We do not control HCA-IT’s systems. If these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. Our existing contract with HCA-IT, expires on December 31, 2021 (including a wind-down period) unless extended by the parties.

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

We are subject to risks associated with outsourcing functions to third parties.

To improve operating margins, productivity and efficiency, we outsource selected nonclinical business functions to third parties. We take steps to monitor and regulate the performance of independent third parties to whom the Company delegates selected functions, including revenue cycle management, patient access, billing, cash collections, payment compliance and support services, project implementation, supply chain management and payroll services.

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. The expanding role of third party providers may also require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us.

Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use electronic health record (“EHR”) technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or all together new applications at several of our facilities. In connection with our implementations and conversions, we have incurred significant capitalized costs and additional training and implementation expenses. In addition, EHR incentive payments previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients.

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors on our behalf, collect and store sensitive data, including personal health data and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information are critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy rule. If, in spite of our compliance efforts we were to experience a breach, loss, or other compromise of such personal health information, such event could disrupt our operations, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Businesses we have acquired, or businesses we may acquire may have unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities and unacceptable business practices. Although we endeavor to continue to obtain contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses.

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

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for care relating to certain preventable adverse events, and many private healthcare payors have adopted similar policies. If the public performance data become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Kentucky, Virginia, Tennessee, New Mexico, West Virginia, Louisiana, Arizona and Alabama. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Hospitals in State as of December 31, 2012	Revenue Concentration by State
		2012		2011		2010
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Kentucky	9	$510.9	15.1%	$501.5	16.6%	$478.9	17.0%
Virginia	5	413.6	12.2	369.0	12.2	345.4	12.3
Tennessee	11	375.3	11.1	345.1	11.4	257.5	9.1
New Mexico	2	299.6	8.8	291.3	9.6	277.1	9.8
West Virginia	2	266.2	7.8	252.1	8.3	246.2	8.7
Louisiana	5	206.1	6.1	195.4	6.5	177.8	6.3
Arizona	2	204.4	6.0	199.1	6.6	201.2	7.1
Alabama	5	165.5	4.9	178.2	5.9	187.3	6.6

Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in the above-mentioned states or in Michigan, where we anticipate Marquette General will generate significant revenue, could have an adverse effect on our business, financial condition, results of operations and/or prospects. Medicaid changes in these states could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have substantial indebtedness, and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2012, our consolidated debt, excluding the unamortized discount of convertible debt instruments, was approximately $1,739.3 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of our credit agreement and the agreements or indentures governing any additional indebtedness that we incur in the future. The term loan facility (the “Term Facility”) and senior secured revolving credit facility (the “Revolving Facility”) under our senior credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on July 24, 2017 and provides for a $450.0 million Term Facility and a $350.0 million Revolving Facility. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Additionally, the Term Facility is subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.

As of December 31, 2012, we had outstanding borrowings of $85.0 million under the Revolving Facility for general purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $235.2 million as of December 31, 2012.

The Senior Credit Agreement may, subject to certain conditions and to receipt of commitments from new or existing lenders, be increased up to a total of (i) $800.0 million and (ii) an amount such that, after giving pro forma effect to such increase and to the use of proceeds therefrom, our secured leverage ratio does not exceed 3.50:1.00; provided that no lender is obligated to participate in any such increase.

On February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued $325.0 million of incremental term loans (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to repurchase $223.0 million of our 3¼% Convertible Senior Subordinated Debentures due August 15, 2025 (the “3¼% Debentures”), plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013, as well as to pay fees and expenses related to the issuance of the Incremental Term Loans. We currently intend, subject to market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013. We intend to use the remaining proceeds of the Incremental Term Loan for general corporate purposes.

Borrowings under the Incremental Term Loans initially bear interest at an adjusted 30-day London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 2.50% per annum and mature on July 24, 2017. We may prepay the Incremental Term Loans at any time prior to the six-month anniversary of their issuance, subject to a 1.0% prepayment premium if such prepayment is made from proceeds of long-term bank debt financing having an effective interest rate or weighted average yield that is less than the interest rate for or weighted average yield of such Incremental Term Loans. We may prepay the Incremental Term Loans at any time after the six-month anniversary of their issuance without any prepayment premium.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under the Senior Credit Agreement, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted.
•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.
•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.
•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
•	Any borrowings we incur at variable interest rates expose us to increases in interest rates generally.
•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.

•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

Covenant restrictions under our senior secured credit facilities and our indenture will impose operating and financial restrictions on us and may limit our ability to operate our business and to make payments on the notes and other outstanding indebtedness. The exceptions to the covenants in our indenture may allow us to refinance subordinated indebtedness with senior indebtedness.

The Senior Credit Agreement and indenture contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under the notes. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt or extend credit;
•	redeem or repurchase, our capital stock or certain other debt;
•	make other restricted payments, including investments;
•	dispose of assets;
•	engage in transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	create liens on our assets or engage in sale/leaseback transactions; and
•	effect a consolidation or merger, or sell, transfer or lease all or substantially all of our assets.

The limitations in the Senior Credit Agreement, our indenture or other instruments governing indebtedness that we may incur in the future may restrict our ability to repay existing outstanding indebtedness. Subject to certain conditions, holders of the 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes) and the 3¼% Debentures may convert their securities for cash, and if applicable, shares in common stock prior to the maturation of the notes offered hereby. Failure to repay the 3½% Notes or 3¼% Debentures upon maturity or upon conversion of the securities may result in a default.

On February 15, 2013, we repurchased $223.0 million of our 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013 with the proceeds from our issuance of $325.0 million in Incremental Term Loans available for issuance under our Senior Credit Agreement. We currently intend, subject to market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013.

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes, and the intensity and timing of yearly flu outbreaks. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.

If our fair value declines or if our estimated future cash flows decrease, a material non-cash charge to earnings from impairment of our goodwill or our long-lived assets could result.

As of December 31, 2012, we had approximately $1,611.8 million of goodwill and approximately $2,030.9 million of long-lived assets, net of accumulated depreciation. We expect to recover the carrying values of both our goodwill as well as our long-lived assets through our future cash flows. We evaluate the carrying value of our goodwill at least annually, based on our fair value, to determine whether it is impaired.

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

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Twelve states in which we operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospitals as of December 31, 2012:

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-off	(a)	88	Own
Lakeland Community Hospital	Haleyville	December 1, 2002		59	Own
Northwest Medical Center	Winfield	December 1, 2002		71	Own
Russellville Hospital	Russellville	October 3, 2002		100	Own
Vaughan Regional Medical Center(b)	Selma	April 15, 2005		175	Own	(b)
Arizona
Havasu Regional Medical Center(c)	Lake Havasu City	April 15, 2005		181	Own	(c)
Valley View Medical Center	Fort Mohave	November 8, 2005		90	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005		50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000		99	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009		146	Own
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-off	(a)	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001		25	Own
Bourbon Community Hospital	Paris	HCA Spin-off	(a)	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010		79	Own
Georgetown Community Hospital	Georgetown	HCA Spin-off	(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-off	(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-off	(a)	295	Own
Logan Memorial Hospital	Russellville	HCA Spin-off	(a)	75	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-off	(a)	100	Own
Spring View Hospital	Lebanon	October 1, 2003		75	Own
Louisiana
Acadian Medical Center	Eunice	April 15, 2005		42	Own
Minden Medical Center	Minden	April 15, 2005		161	Own
River Parishes Hospital	LaPlace	July 1, 2004		106	Own
Teche Regional Medical Center	Morgan City	April 15, 2005		165	Lease
Ville Platte Medical Center	Ville Platte	December 1, 2001		67	Own
Michigan
Marquette General Hospital(d)	Marquette	September 1, 2012		315	Own	(d)
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005		200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005		75	Own

Hospital	City	Acquisition/Opening/ Lease Date		Licensed Beds	Real Property Status
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005		47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005		298	Lease
North Carolina
Maria Parham Medical Center(e)	Henderson	November 1, 2011		102	Own	(e)
Person Memorial Hospital(d)	Roxboro	October 1, 2011		110	Own	(d)
Tennessee
Athens Regional Medical Center	Athens	October 1, 2001		118	Own
Crockett Hospital	Lawrenceburg	HCA Spin-off	(a)	99	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-off	(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-off	(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-off	(a)	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010		35	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-off	(a)	157	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010		155	Own
Trousdale Medical Center	Hartsville	September 1, 2010		25	Own
Woods Memorial Hospital	Etowah	July 1, 2012		160	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005		60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005		156	Own
Parkview Regional Hospital	Mexia	April 15, 2005		58	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-off	(a)	39	Own
Castleview Hospital	Price	HCA Spin-off	(a)	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006		175	Own
Danville Regional Medical Center	Danville	July 1, 2005		250	Own
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005		220	Own
Twin County Regional Hospital(e)	Galax	April 1, 2012		141	Own	(e)
Wythe County Community Hospital	Wytheville	June 1, 2005		100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002		140	Own
Raleigh General Hospital	Beckley	July 1, 2006		300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000		89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-off	(a)	70	Own
				6,581

(a)	We were formerly a division of HCA, Inc. (“HCA”) and were spun-off as an independent publicly-traded company on May 11, 1999.
(b)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.

(c)	The hospital is owned and operated by a joint venture with physicians in which a wholly-owned LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.
(d)	The hospital is owned and operated by Duke LifePoint Healthcare, a joint venture between us and a wholly-controlled affiliate of Duke University Health System, Inc. in which we own a controlling interest. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.
(e)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke LifePoint Healthcare, a joint venture between us and a wholly-controlled affiliate of Duke University Health System, Inc. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.

We operate medical office buildings in conjunction with many of our hospitals. We own the majority of these medical office buildings. These office buildings are primarily occupied by physicians who practice at our hospitals. Our hospital support center is located in approximately 178,000 square feet of leased space in Brentwood, Tennessee. Our hospital support center, hospitals and other facilities are suitable for their respective uses and are generally adequate for our present needs. In late 2011, we announced plans to relocate and consolidate our entire hospital support center into a single location in Brentwood, Tennessee. The construction of the new hospital support center began in 2012 with a targeted completion date in the fourth quarter of 2013.

Item 3. Legal Proceedings.

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the OIG, the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

In May 2009, our hospital in Andalusia, Alabama (“Andalusia Regional Hospital”) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York (“AUSA-NY”) regarding an investigation they are conducting with respect to the billing of kyphoplasty (spine-related) procedures. Based on a review of the number of the kyphoplasty procedures performed at all of our other hospitals, as part of our effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. We have completed our review of the relevant medical records and we are continuing to cooperate with the government’s investigation. In January 2013, we reached a settlement in principle with the AUSA-NY that will, if effectuated, settle this matter for approximately $2.6 million.

In January 2013, Jackson Purchase Medical Center (“Jackson Purchase”) entered into a voluntary settlement agreement with the DOJ and the OIG for a cash payment of approximately $0.9 million. The settlement relates to the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. Jackson Purchase is currently subject to a five-year Corporate Integrity Agreement with the OIG, which became effective June 26, 2011.

In addition to legal proceedings initiated by government agencies and third parties, all hospitals have an obligation to report and refund promptly any overpayments received once identified. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments become obligations in violation of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program, (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law), and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with our acquisition of Marquette General, Marquette General self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. This self-disclosure is pending with CMS. To the extent that Marquette General Hospital, Inc.’s (the “Marquette Seller”) satisfaction of its retained liabilities, which include the CMS voluntary self disclosure as well as other obligations (“Marquette Contingent Obligations”), causes its net proceeds to be reduced to less than $15.0 million, we would pay additional purchase consideration to the Marquette Seller. We believe we made reasonable estimates of these potential liabilities and recorded an aggregate of $31.3 million (a portion of which relates to Marquette General’s CMS voluntary self-disclosure) representing the preliminary fair values of our potential obligation to the Marquette Seller related to the Marquette Contingent Obligations. We do not control and cannot predict with certainty the amount the Marquette Seller will owe any agency or creditor. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded. To the extent we are required to pay additional purchase consideration pursuant to the Marquette Contingent Obligations, the amounts paid will reduce on a dollar-for-dollar basis, the remaining $318.6 million of the initial $350.0 million in capital improvements and physician recruitment commitment at Marquette General. Our Marquette Contingent Obligations are further described in Notes 2 and 10 to our consolidated financial statements included elsewhere in this report.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2013
First Quarter (through February 14, 2013)	$44.45	$38.08
2012
First Quarter	$42.19	$34.91
Second Quarter	$41.80	$34.32
Third Quarter	$43.87	$36.62
Fourth Quarter	$43.86	$34.37
2011
First Quarter	$40.48	$34.63
Second Quarter	$43.45	$37.19
Third Quarter	$40.59	$28.95
Fourth Quarter	$41.97	$32.61

On February 14, 2013, the last reported sales price for our common stock on the NASDAQ Global Select Market was $44.21 per share.

Stockholders

As of February 8, 2013, there were 10,016 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, the Senior Credit Agreement and certain other indebtedness of the Company impose restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011. The repurchase plan provides for the repurchase of up to $250.0 million in shares of our common stock through March 2013, although it does not obligate us to repurchase any specific number of shares. Through December 31, 2012, we have repurchased approximately 4.3 million shares in accordance with the repurchase plan and as of December 31, 2012 we had remaining authority to repurchase up to an additional $95.4 million in shares. We have designated repurchased shares as treasury stock.

In connection with the repurchase plan, we have entered into a trading plan in accordance with SEC Rule 10b5-1 of the Exchange Act to facilitate repurchases of our common stock during our current black out period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on December 17, 2012 and will expire on February 19, 2013.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long Term Incentive Plan (the “LTIP”) and Amended and Restated Management Stock Purchase Plan (the “MSPP”). We redeemed approximately 0.1 million shares of certain vested LTIP and MSPP shares during the year ended December 31, 2012. We have designated these shares as treasury stock.

Our repurchase activity in accordance with the repurchase plan and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 7 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2012:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
October 1, 2012 to October 31, 2012	135,686	$38.53	135,686	$179.6
November 1, 2012 to November 30, 2012	1,443,003	$36.33	1,443,003	$127.1
December 1, 2012 to December 31, 2012(a)	882,134	$35.86	881,746	$95.4
Total	2,460,823	$36.28	2,460,435	$95.4

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2012, with respect to shares of common stock that may be issued in accordance with our existing equity compensation plans, including the LTIP, the MSPP and our Outside Directors Stock and Incentive Compensation Plan (the “Outside Directors Plan”):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,678,124 (1)	$34.12 (2)	2,204,262 (3)
Equity Compensation Plans not Approved by Security Holders	None	None	None
Total	3,678,124	$34.12	2,204,262

(1)	Includes the following:
•	3,667,045 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the LTIP; and
•	11,079 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the Outside Directors Plan.
(2)	Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted- average exercise price.
(3)	Includes the following:
•	2,141,546 shares of common stock available for issuance in accordance with the LTIP;
•	58,333 shares of common stock available for issuance in accordance with the Outside Directors Plan; and
•	4,383 shares of common stock available for issuance in accordance with the MSPP.

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2012. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt retirement costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$3,391.8	$3,026.1	$2,818.6	$2,587.3	$2,387.6
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	151.9	162.7	155.6	139.2	126.7
Income from continuing operations per share:
Basic	$3.22	$3.30	$2.98	$2.64	$2.41
Diluted	$3.14	$3.22	$2.91	$2.59	$2.37
Weighted average shares outstanding:
Basic	47.2	49.3	52.2	52.7	52.5
Diluted	48.4	50.5	53.5	53.8	53.5
Balance Sheet Data (as of end of year):
Working capital	$480.4	$467.2	$498.8	$485.9	$376.2
Property and equipment, net	2,030.9	1,830.4	1,668.6	1,499.4	1,416.0
Total assets	4,722.2	4,370.1	4,162.9	3,882.2	3,688.4
Long-term debt, including amounts due within one year but excluding unamortized discounts of convertible debt instruments	1,739.3	1,652.8	1,651.7	1,502.2	1,516.7
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,945.2	1,887.5	1,827.7	1,652.0

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Other Financial Data:
Adjusted EBITDA(a)	$545.6	$536.2	$500.1	$469.3	$449.8
Capital expenditures	221.4	219.9	168.7	166.6	157.6
Cash provided by operating activities – continuing operations	382.9	401.2	375.7	350.3	346.6
Cash used in investing activities – continuing operations	422.1	342.1	353.6	244.1	185.3
Cash used in financing activities – continuing operations	1.3	140.6	0.3	13.9	119.3

(a)	We define Adjusted EBITDA as earnings before depreciation and amortization; interest expense, net; debt extinguishment costs; impairment charges; provision for income taxes; (income) loss from discontinued operations, net of income taxes and net income attributable to noncontrolling interests. We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facility uses Adjusted EBITDA for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered as a measure of financial performance in accordance with U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles Adjusted EBITDA as presented above to net income attributable to LifePoint Hospitals, Inc. for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Adjusted EBITDA	$545.6	$536.2	$500.1	$469.3	$449.8
Less:
Depreciation and amortization	193.1	165.8	148.5	143.0	132.1
Interest expense, net	100.0	107.1	108.1	103.2	107.7
Debt extinguishment costs	4.4	—	2.4	—	—
Impairment charges	4.0	—	—	1.1	1.2
Provision for income taxes	88.5	97.8	82.4	80.3	79.9
(Income) loss from discontinued operations, net of income taxes	—	(0.2)	0.1	5.1	23.7
Net income attributable to noncontrolling interests	3.7	2.8	3.1	2.5	2.2
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$162.9	$155.5	$134.1	$103.0

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt and equity structure; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; increasing risk of collection of amounts due directly from patients; changes in interest rates; our compliance with new and existing laws and regulations and the increasing costs associated with compliance; the impact of national healthcare reform; professional fees; increased costs of salaries and benefits; industry and general economic trends; reimbursement changes; patient volumes and related revenues; access to the HCA-IT information systems and other third party providers; future capital expenditures; claims and legal actions relating to professional liabilities, governmental investigations and other matters; accounting policies; and physician recruiting and retention, including trends in physician employment.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the U.S. At December 31, 2012, on a consolidated basis, we operated 56 hospital campuses in 19 states, having a total of 6,581 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $3,391.8 million, $3,026.1 million, and $2,818.6 million, respectively, in revenues during the years ended December 31, 2012, 2011, and 2010. In 2012, we derived 48.9% of our revenues from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses. We believe this trend has occurred primarily as a result of poor economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities. This causes the economies of our communities to be more sensitive to economic downturns in the manufacturing sector than other parts of the U.S., generally.

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

Our hospitals also face extreme competition in their efforts to recruit and retain physicians on their medical staffs. It is widely recognized that the U.S. has a shortage of physicians in certain practice areas, including primary care physicians and specialists such as cardiologists, oncologists, urologists and orthopedists, in various areas of the country. This fact, and our ability to overcome these shortages, is directly relevant to our growth strategies because cardiologists, oncologists, urologists and orthopedists are often the physicians in highest demand in communities where our hospitals are located. Larger tertiary medical centers are acquiring physician practices and employing physicians in some of our communities. While physicians in these practices may continue to be members of the medical staffs of our hospitals, they may be less likely to refer patients to our hospitals over time.

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

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our hospitals are located;
•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician satisfaction, including employing a greater number of primary care physicians as well as physicians in certain specialties;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;

•	Improvements in management of expenses and revenue cycle;
•	Negotiation of improved reimbursement rates with non-governmental payors;
•	Strategic growth through acquisition and integration of hospitals and other healthcare facilities where valuations are attractive and we can identify opportunities for improved financial performance through our management or ownership; and
•	Developing strategic partnerships with not-for-profit healthcare providers to achieve growth in new regions.

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have entered into agreements with a third party to provide certain nonclinical business functions, including supply chain management and revenue cycle functions. These agreements are in addition to our existing agreement with this third party to provide payroll processing services. We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions. We expect to implement the supply chain management and revenue cycle functions over the next 18 to 24 months.

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

Health Care Reform

The Affordable Care Act dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care

Act will not become effective until 2014 or later, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors, including those of some states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the Affordable Care Act.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Tax Relief Act and ATRA require further reductions in Medicare payments, and the BCA will impose a 2% reduction in Medicare spending effective as of April 1, 2013, unless the reduction is averted by Congressional action. Future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the Medicare Program.

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

Physician Services

Physician services are reimbursed under the Medicare PFS system, under which CMS has assigned a national RVU to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the SGR) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For CY 2013, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 26.5% to all physician payments under the PFS for CY 2013. The ATRA delayed application of the SGR and extended CY 2011 PFS payment rates through December 31, 2013. We cannot predict whether Congress will pass legislation to avert any rate cuts in calendar year 2014 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

An important component of the effective implementation of our EHR initiatives involves our uninterrupted access to reliable information systems. In late 2011, we entered into an agreement with a third party technology provider to design and operate a hosted data center for our critical third party information systems. In addition to providing a hosted data center, the third party technology provider will offer help desk end-user support for certain clinical information systems, provide help desk and support functions for certain clinical information system applications, perform backups and recoveries of certain critical data, and monitor critical systems to facilitate the identifications of and rapid responses to certain system issues. We believe this agreement will provide us with a single technology platform for the delivery of critical third party information systems and will improve the effectiveness and efficiency of key information support functions in a cost-effective and high quality manner.

Privacy and Security Requirements and Administrative Simplification Provisions

We are subject to the privacy and security requirements of HIPAA that are designed to protect the confidentiality, availability and integrity of health information. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. The security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

The HITECH Act, among other things, strengthened the HIPAA privacy and security requirements, significantly increased the penalties for violations of the HIPAA privacy and security regulations, imposed varying civil monetary penalties and created a private cause of action for state attorneys general for certain HIPAA violations, extended HIPAA’s security provisions to business associates, and created new security breach notification requirements. The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years. In 2011, HHS initiated a pilot audit program that ran through December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations. We cannot predict whether our hospitals will be selected for an audit or the results of such an audit.

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”) that modified prior HIPAA regulations. Our facilities must comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013. The Final HIPAA Rule modifications include: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities’ notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its ICD-10 and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. On August 24, 2012, CMS released a final rule that revised the effective date of the ICD-10 transition to October 1, 2014. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company's transition to ICD-10.

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

Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates. In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates, and require patients to pay an increased portion of the costs of case through deductibles, co-payments or exclusions. We expect this trend to continue in the coming years.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues over the past several years as a result of the impact of pricing increases and due to a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance. Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients. During the second half of 2012, as a result of a decrease in our reimbursement under one such program in New Mexico, we experienced an increase of approximately $5.6 million in our charity care write-offs. As a result of this decrease in our reimbursement under this program, we have experienced and will continue to experience an increase in our charity care write-offs prospectively. Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Our provision for doubtful accounts serves to reduce our reported revenues.

Results of Operations

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, unless noted otherwise, discussions throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the Company’s continuing operations.

Admissions.  Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of (i) our hospital support center, (ii) our same-hospital operations, (iii) the results of Marquette General, which we acquired effective September 1, 2012, Twin County, in which we acquired an 80% interest effective April 1, 2012, Maria Parham, in which we acquired an 80% interest effective November 1, 2011, and Person Memorial, which we acquired effective October 1, 2011, each through Duke LifePoint Healthcare and (iv) Woods Memorial, which we acquired effective July 1, 2012.

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

N/A.  Not applicable.

Net revenue days outstanding.  We compute net revenue days outstanding by dividing our accounts receivable net of allowance for doubtful accounts, by our revenue per day. Our revenue per day is calculated by dividing our quarterly healthcare services revenues by the number of calendar days in the quarter.

Outpatient surgeries.  Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Revenues.  Revenues represent amounts recognized from all payors for the delivery of healthcare services, net of contractual discounts and the provision for doubtful accounts.

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 51 hospitals operated during the years ended December 31, 2012 and 2011. Same-hospital information excludes the results of Marquette General, Woods Memorial, Twin County, Maria Parham and Person Memorial.

For the Three Months Ended December 31, 2012 and 2011

The following table summarizes the results of operations for the three months ended December 31, 2012 and 2011 (dollars in millions):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$1,053.1	117.9%	$916.4	117.3%
Provision for doubtful accounts	159.8	17.9	135.1	17.3
Revenues	893.3	100.0	781.3	100.0
Salaries and benefits	424.3	47.5	353.5	45.2
Supplies	141.9	15.9	122.8	15.7
Other operating expenses	209.6	23.4	186.6	24.0
Other income	(17.3)	(1.9)	(11.5)	(1.5)
Depreciation and amortization	53.4	6.0	44.8	5.7
Interest expense, net	24.3	2.7	25.5	3.3
Impairment charges	0.9	0.1	—	—
	837.1	93.7	721.7	92.4
Income from continuing operations before income taxes	56.2	6.3	59.6	7.6
Provision for income taxes	18.7	2.1	21.3	2.7
Income from continuing operations	37.5	4.2	38.3	4.9
Less: Net income attributable to noncontrolling interests	(1.0)	(0.1)	(0.6)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$36.5	4.1%	$37.7	4.8%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the three months ended December 31, 2012 and 2011 (dollars in millions):

	Three Months Ended December 31,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$1,053.1	$916.4	$136.7	14.9%
Provision for doubtful accounts	159.8	135.1	24.7	18.3
Revenues	$893.3	$781.3	$112.0	14.3
Same-hospital:
Revenues before provision for doubtful accounts	$912.0	$889.7	$22.3	2.5%
Provision for doubtful accounts	147.9	129.3	18.6	14.3
Revenues	$764.1	$760.4	$3.7	0.5

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2012 and 2011 (in millions):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$289.0	32.4%	$272.8	34.9%
Medicaid	126.3	14.1	107.6	13.8
HMOs, PPOs and other private insurers	459.6	51.4	380.3	48.7
Self-pay	162.8	18.2	145.9	18.7
Other	15.4	1.8	9.8	1.2
Revenues before provision for doubtful accounts	1,053.1	117.9	916.4	117.3
Provision for doubtful accounts	(159.8)	(17.9)	(135.1)	(17.3)
Revenues	$893.3	100.0%	$781.3	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,608	$7,313	$295	4.0
Revenues per equivalent admission – same-hospital	$7,412	$7,364	$48	0.7

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Continuing operations:
Admissions	51,488	48,354	3,134	6.5
Equivalent admissions	117,414	106,850	10,564	9.9
Medicare case mix index	1.35	1.30	0.05	3.4
Average length of stay (days)	4.5	4.4	0.1	2.3
Inpatient surgeries	13,688	13,055	633	4.8
Outpatient surgeries	43,844	40,404	3,440	8.5
Emergency room visits	298,119	257,046	41,073	16.0
Outpatient factor	2.28	2.21	0.07	3.5
Same-hospital:
Admissions	46,081	47,061	(980)	(2.1)
Equivalent admissions	103,086	103,269	(183)	(0.2)
Medicare case mix index	1.32	1.31	0.01	1.5
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	11,846	12,756	(910)	(7.1)
Outpatient surgeries	38,707	39,348	(641)	(1.6)
Emergency room visits	266,313	246,185	20,128	8.2
Outpatient factor	2.24	2.19	0.05	2.1

For the three months ended December 31, 2012, our same-hospital revenues before provision for doubtful accounts increased by $22.3 million, or 2.5%, to $912.0 million as compared to $889.7 million for the same period last year. Same-hospital admissions decreased 2.1% over the same period in the prior year while same-hospital equivalent admissions were relatively flat at 103,086 for the three months ended December 31, 2012 as compared to 103,269 for the same period last year. The decrease in same-hospital admissions was primarily a result of a significant decrease in our one day stay admissions. During the three months ended December 31, 2012, we continued to experience growth in our observation visits indicating an overall shift to an outpatient setting. The same-hospital equivalent admissions continue to be favorably impacted by higher emergency room visits and overall growth in our cardiology services.

The majority of our increase in same-hospital revenues before the provision for doubtful accounts related to HMO, PPO’s and other private insurers, self-pay payors and Medicaid. Our same-hospital HMO, PPO’s and other private insurer revenue generally increased as a result of higher contracted rates. Self-pay revenue increases were primarily driven by pricing increases and higher self-pay volumes. These increases in self-pay revenues were partially offset by an approximate $2.8 million reduction in funding during the three months ended December 31, 2012 as compared to the same period in the prior year as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients. Medicaid increases were generally due to the expansion of DSH and UPL programs in certain states in which our hospitals are located.

These increases were partially offset by a decrease in our Medicare revenue due to the absence of favorable cost report adjustments during the three months ended December 31, 2012 that were recognized in the same period in the prior year, as well as the negative impact of a higher level of denials as a result of RAC audits as compared to the same period last year. For the three months ended December 31, 2012, our RAC audits resulted in approximately $2.8 million of higher revenue reductions as compared to the same period in the prior year.

For the three months ended December 31, 2012, on a continuing operations basis, our Medicare case mix index increased by 3.4% to 1.35 as compared to 1.30 for the same period last year primarily as a result of our recent Marquette General acquisition.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2012 and 2011 (dollars in millions):

	Three Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$31.8	3.6%	$21.7	2.8%	$10.1	46.2%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$162.8	18.2%	$145.9	18.7%	$16.9	11.6%
Net revenue days outstanding (at end of period)	54.7	N/A	52.3	N/A	2.4	4.6%
Same-hospital:
Related key indicators:
Charity care write-offs	$29.1	3.8%	$21.4	2.8%	$7.7	35.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$149.8	19.6%	$140.0	18.4%	$9.8	7.0%
Net revenue days outstanding (at end of period)	53.6	N/A	51.1	N/A	2.5	4.9%

For the three months ended December 31, 2012, our provision for doubtful accounts increased by $24.7 million, or 18.3%, to $159.8 million on a continuing operations basis and by $18.6 million, or 14.3%, to $147.9 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of an increase in self-pay revenues during the three months ended December 31, 2012, as compared to the same period last year. Same-hospital self-pay revenues increased by $9.8 million over the same period last year and represented 19.6% of revenues, as compared to 18.4% of revenues in the same period last year. Self- pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. Additionally, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients, we have experienced an increase of approximately $2.8 million in our charity care write-offs during the three months ended December 31, 2012, as compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the three months ended December 31, 2012, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

We have changed our historical calculation of net revenue days outstanding in the table above to be consistent with our current period computation and presentation. Specifically, the impact of certain non-healthcare services revenues has been excluded from our calculation of revenue per day, the denominator in this computation. The recognition of certain non-healthcare services revenues does not generally result in accounts receivable from third-party payors or patients. Accordingly, we have determined that it is more appropriate to exclude these non-healthcare services revenues from our revenue per day calculation. This change had the impact of decreasing our revenue per day calculation and resulted in an overall higher computation of net revenue days outstanding as of period end. This change had no impact on our historical results of operations.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$424.3	47.5%	$353.5	45.2%	$70.8	20.0%
Man-hours per equivalent admission	106.7	N/A	101.5	N/A	5.2	5.2%
Salaries and benefits per equivalent admission	$3,555	N/A	$3,286	N/A	$269	8.2%

For the three months ended December 31, 2012, our salaries and benefits expense increased to $424.3 million, or 20.0%, as compared to $353.5 million for the same period last year. This increase in our salaries and benefits expense is primarily a result of our recent acquisitions, the impact of an increasing number of employed physicians and their related support staff and the impact of compensation increases for our employees. These increases contributed to an increase in our man-hours per equivalent admission to 106.7, or 5.2% as compared to 101.5 for the same period last year.

Additionally, our salaries and benefits expense increased as a result of severance costs related to our shared centralized resource initiatives. In connection with our shared centralized resource initiatives implementation process, we incurred severance and retention costs for our affected workforce of approximately $1.8 million for the three months ended December 31, 2012. We estimate we will recognize approximately $4.6 million of additional severance and retention costs over the remaining implementation periods of 18 to 24 months.

Furthermore, for the three months ended December 31, 2012, we estimate that we incurred approximately $4.2 million of salaries and benefits expense related to the implementation of our EHR initiatives as compared to $1.3 million for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$141.9	15.9%	$122.8	15.7%	$19.1	15.5%
Supplies per equivalent admission	$1,207	N/A	$1,151	N/A	$56	4.9%

For the three months ended December 31, 2012, our supplies expense increased to $141.9 million, or 15.5%, as compared to $122.8 million for the same period last year and our supplies per equivalent admission increased to $1,207, or 4.9% as compared to $1,151 for the same period last year. These increases were the result of our recent acquisitions, partially offset by a decrease in our same-hospital supplies expense and supplies per equivalent admission as a result of our continuing efforts to effectively manage our supply costs and increased cost savings associated with participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2012 and 2011 (dollars in millions):

	Three Months Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$31.1	3.5%	$26.8	3.4%	$4.3	16.9%
Utilities	16.0	1.8	14.3	1.8	1.7	11.9
Repairs and maintenance	22.8	2.6	21.5	2.8	1.3	6.0
Rents and leases	9.5	1.1	7.8	1.0	1.7	20.7
Insurance	8.9	1.0	14.1	1.8	(5.2)	(37.2)
Physician recruiting	7.2	0.8	8.0	1.0	(0.8)	(11.3)
Contract services	62.8	7.0	49.2	6.3	13.6	27.9
Non-income taxes	21.8	2.4	18.7	2.4	3.1	16.6
Other	29.5	3.2	26.2	3.5	3.3	12.7
	$209.6	23.4	$186.6	24.0	$23.0	12.4%

For the three months ended December 31, 2012, our other operating expenses increased to $209.6 million, or 12.4%, as compared to $186.6 million for the same period last year. This increase for the three months ended December 31, 2012 was primarily a result of our recent acquisitions as well as increases in our same-hospital professional fees and contract services, partially offset by a decrease in insurance expense.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage, hospitalists and other specialists such as anesthesiologists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the three months ended December 31, 2012, we estimate that we incurred approximately $4.3 million of operating expenses related to the implementation of our EHR initiatives as compared to $2.0 million for the same period last year.

For the three months ended December 31, 2012, our insurance expense decreased compared to the same period last year primarily because of favorable claim development in the current period coupled with unfavorable claim development in the prior period for our professional and general liability claims.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended December 31, 2012, we recognized $10.3 million and $7.0 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $11.5 million in Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the three months ended December 31, 2011.

Depreciation and Amortization

For the three months ended December 31, 2012, our depreciation and amortization expense increased by $8.6 million, or 19.2% to $53.4 million, or 6.0% of revenues, as compared to $44.8 million, or 5.7% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the

HITECH Act. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2012. We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

For the three months ended December 31, 2012, our interest expense decreased by $1.2 million, or 4.3% to $24.3 million as compared to $25.5 million for the same period last year. Effective July 24, 2012, we replaced our credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Prior Credit Agreement”) with the Senior Credit Agreement. The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the three months ended December 31, 2012 as compared to the applicable effective interest on the Prior Credit Agreement for the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

During the three months ended December 31, 2012, we incurred a $0.9 million impairment charge from continuing operations. This impairment charge primarily relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $18.7 million, or 2.1% of revenues, for the three months ended December 31, 2012, as compared to $21.3 million, or 2.7% of revenues, for the same period last year. The effective tax rate decreased to 33.9% for the three months ended December 31, 2012, compared to 36.1% for the same period last year. Our effective tax rate was lower during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, primarily as a result of state tax credits earned on the required capital investment in connection with the relocation and consolidation of the hospital support center into a qualifying headquarter support facility in Brentwood, Tennessee.

For the Years Ended December 31, 2012 and 2011

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue included under the caption “Revenues before provision for doubtful accounts” and approximately $6.0 million of costs, which are included under the captions “Other operating expenses” and “Salaries and benefits” for the year ended December 31, 2012.

The following table summarizes the results of operations for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$4,016.2	118.4%	$3,544.6	117.1%
Provision for doubtful accounts	624.4	18.4	518.5	17.1
Revenues	3,391.8	100.0	3,026.1	100.0
Salaries and benefits	1,554.5	45.8	1,364.7	45.1
Supplies	524.6	15.5	469.5	15.5
Other operating expenses	799.1	23.5	682.4	22.6
Other income	(32.0)	(0.9)	(26.7)	(0.9)
Depreciation and amortization	193.1	5.7	165.8	5.5
Interest expense, net	100.0	3.0	107.1	3.5
Debt extinguishment costs	4.4	0.1	—	—
Impairment charges	4.0	0.1	—	—
	3,147.7	92.8	2,762.8	91.3
Income from continuing operations before income taxes	244.1	7.2	263.3	8.7
Provision for income taxes	88.5	2.6	97.8	3.2
Income from continuing operations	155.6	4.6	165.5	5.5
Less: Net income attributable to noncontrolling interests	(3.7)	(0.1)	(2.8)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$151.9	4.5%	$162.7	5.4%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$4,016.2	$3,544.6	$471.6	13.3%
Provision for doubtful accounts	624.4	518.5	105.9	20.4
Revenues	$3,391.8	$3,026.1	$365.7	12.1
Same-hospital:
Revenues before provision for doubtful accounts	$3,693.3	$3,517.9	$175.4	5.0%
Provision for doubtful accounts	585.2	512.7	72.5	14.1
Revenues	$3,108.1	$3,005.2	$102.9	3.4

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2012 and 2011 (in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,170.3	34.5%	$1,061.3	35.0%
Medicaid	488.9	14.4	432.1	14.3
HMOs, PPOs and other private insurers	1,651.2	48.7	1,446.6	47.8
Self-pay	653.9	19.3	565.3	18.7
Other	51.9	1.5	39.3	1.3
Revenues before provision for doubtful accounts	4,016.2	118.4	3,544.6	117.1
Provision for doubtful accounts	(624.4)	(18.4)	(518.5)	(17.1)
Revenues	$3,391.8	100.0%	$3,026.1	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Increase	% Increase
	2012	2011
Revenues per equivalent admission – continuing operations	$7,491	$7,126	$365	5.1
Revenues per equivalent admission – same-hospital	$7,462	$7,137	$325	4.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Continuing operations:
Admissions	199,814	195,974	3,840	2.0
Equivalent admissions	452,779	424,676	28,103	6.6
Medicare case mix index	1.31	1.29	0.02	1.6
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	53,696	53,017	679	1.3
Outpatient surgeries	171,246	158,240	13,006	8.2
Emergency room visits	1,149,301	1,024,273	125,028	12.2
Outpatient factor	2.27	2.17	0.10	4.6
Same-hospital:
Admissions	186,447	194,681	(8,234)	(4.2)
Equivalent admissions	416,523	421,095	(4,572)	(1.1)
Medicare case mix index	1.31	1.29	0.02	1.1
Average length of stay (days)	4.2	4.3	(0.1)	(2.3)
Inpatient surgeries	49,564	52,718	(3,154)	(6.0)
Outpatient surgeries	158,954	157,184	1,770	1.1
Emergency room visits	1,054,501	1,013,412	41,089	4.1
Outpatient factor	2.23	2.16	0.07	3.2

For the year ended December 31, 2012, our same-hospital revenues before provision for doubtful accounts increased by $175.4 million, or 5.0%, to $3,693.3 million as compared to $3,517.9 million for the same period last year. Same-hospital admissions decreased 4.2% over the same period in the prior year while same-hospital equivalent admissions decreased at a more modest 1.1%. The decrease in same-hospital admissions was primarily a result of decreases in our one day stay admissions that started in the second quarter of 2012 and continued through the end of the year. The same-hospital equivalent admissions continue to be favorably impacted by stronger outpatient surgeries, higher emergency room visits and overall growth in our oncology, cardiology and imaging services.

The majority of our increase in same-hospital revenues before the provision for doubtful accounts related to HMO, PPO’s and other private insurers, self-pay payors and Medicare. Our same-hospital HMO, PPO’s and other private insurer revenue generally increased as a result of higher contracted rates. Self-pay revenue increases were primarily driven by pricing increases and higher self-pay volumes. These increases in self-pay revenues were partially offset by an approximate $5.6 million reduction in funding during the second half of 2012 as compared to the prior year, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients.

Finally, Medicare revenue increases were largely driven by the impact of recognizing $33.0 million related to the Rural Floor Settlement during the year ended December 31, 2012, and due to increases in the overall acuity of patient care as evidenced by higher Medicare case mix index compared to the prior year. These increases in Medicare revenue were partially offset by decreases due to the absence of favorable cost report adjustments during the current year that were recognized in the prior year, as well as the negative impact of a higher level of denials as a result of RAC audits as compared to the same period last year. For the year ended December 31, 2012, our RAC audits resulted in approximately $11.6 million of higher revenue reductions as compared to the prior year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$112.5	3.3%	$89.4	3.0%	$23.1	25.8%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$653.9	19.3%	$565.3	18.7%	$88.6	15.7%
Net revenue days outstanding (at end of period)	54.7	N/A	52.3	N/A	2.4	4.6%
Same-hospital:
Related key indicators:
Charity care write-offs	$106.0	3.4%	$89.1	3.0%	$16.9	19.0%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$610.4	19.6%	$559.4	18.6%	$51.0	9.1%
Net revenue days outstanding (at end of period)	53.6	N/A	51.1	N/A	2.5	4.9%

For the year ended December 31, 2012, our provision for doubtful accounts increased by $105.9 million, or 20.4%, to $624.4 million on a continuing operations basis and by $72.5 million, or 14.1%, to $585.2 million on a same-hospital basis as compared to the prior year. This increase was primarily the result of increases in self-pay revenues during the year ended December 31, 2012. Same-hospital self-pay revenues increased by $51.0 million over the prior year and represents 19.6% of revenues as compared to 18.6% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. Additionally, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients we have experienced an increase of approximately $5.6 million in our charity care write-offs during the year ended December 31, 2012, as compared to the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2012, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

We have changed our historical calculation of net revenue days outstanding in the table above to be consistent with our current period computation and presentation. Specifically, the impact of certain non-healthcare services revenues has been excluded from our calculation of revenue per day, the denominator in this computation. The recognition of certain non-healthcare services revenues does not generally result in accounts receivable from third-party payors or patients. Accordingly, we have determined that it is more appropriate to exclude these non-healthcare services revenues from our revenue per day calculation. This change had the impact of decreasing our revenue per day calculation and resulted in an overall higher computation of net revenue days outstanding as of period end. This change had no impact on our historical results of operations.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,554.5	45.8%	$1,364.7	45.1%	$189.8	13.9%
Man-hours per equivalent admission	103.1	N/A	98.7	N/A	4.4	4.5%
Salaries and benefits per equivalent admission	$3,424	N/A	$3,201	N/A	$223	7.0%

For the year ended December 31, 2012, our salaries and benefits expense increased to $1,554.5 million, or 13.9%, as compared to $1,364.7 million for the prior year. This increase in our salaries and benefits expense is primarily a result of our recent acquisitions, the impact of an increasing number of employed physicians and their related support staff and the impact of compensation increases for our employees. These increases contributed to an increase in man-hours per equivalent admission to 103.1, or 4.5%, as compared to 98.7 for the prior year.

Additionally, our salaries and benefits expense increased as a result of severance costs related to our shared centralized resource initiatives. Primarily in connection with our shared centralized resource initiatives implementation process, we incurred severance and retention costs for our affected workforce of approximately $3.8 million for the year ended December 31, 2012. We estimate we will recognize approximately $4.6 million of additional severance and retention costs over the remaining implementation periods of 18 to 24 months.

Furthermore, for the year ended December 31, 2012, we estimate that we incurred approximately $10.8 million of salaries and benefits expense related to the implementation of our EHR initiatives as compared to $5.9 million for the prior year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$524.6	15.5%	$469.5	15.5%	$55.1	11.7%
Supplies per equivalent admission	$1,158	N/A	$1,106	N/A	$52	4.8%

For the year ended December 31, 2012, our supplies expense increased to $524.6 million, or 11.7%, as compared to $469.5 million for the prior year and our supplies per equivalent admission increased to $1,158, or 4.8% as compared to $1,106 for the prior year. These increases were primarily a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$115.5	3.4%	$97.8	3.2%	$17.7	18.2%
Utilities	62.8	1.9	58.0	1.9	4.8	8.3
Repairs and maintenance	86.4	2.5	80.2	2.7	6.2	7.7
Rents and leases	34.3	1.0	30.0	1.0	4.3	14.1
Insurance	38.6	1.1	39.5	1.3	(0.9)	(2.4)
Physician recruiting	29.1	0.9	28.6	0.9	0.5	1.5
Contract services	219.3	6.5	180.7	6.0	38.6	21.4
Non-income taxes	89.8	2.6	74.1	2.4	15.7	21.2
Other	123.3	3.6	93.5	3.2	29.8	32.0
	$799.1	23.5	$682.4	22.6	$116.7	17.1%

For the year ended December 31, 2012, our other operating expenses increased to $799.1 million, or 17.1%, as compared to $682.4 million for the prior year. This increase in our other operating expenses for the year ended December 31, 2012 was primarily a result of our recent acquisitions as well as increases in our same-hospital professional fees, contract services, non-income taxes and other expenses.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists. We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals. For the year ended December 31, 2012, we estimate that we incurred approximately $12.1 million of operating expenses related to the implementation of our EHR initiatives as compared to $5.3 million for the prior year.

Our non-income taxes increased primarily as a result of increases in state provider tax assessments for those supplemental payment programs in which we participate.

Our other expenses increased primarily as a result of additional legal fees incurred in connection with the Rural Floor Settlement and approximately $10.1 million in legal and consulting fees related to our recent acquisitions. Additional increases in other expenses are the result of an increase in our estimated legal reserves related to a billing matter at one of our hospitals as well as higher and additional software maintenance expense as a result of our ongoing investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2012, we recognized $15.1 million and $16.9 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $26.7 million in Medicaid EHR incentive payments recognized in the prior year. We did not recognize any Medicare EHR incentive payments during the year ended December 31, 2011.

Depreciation and Amortization

For the year ended December 31, 2012, our depreciation and amortization expense increased by $27.3 million, or 16.5% to $193.1 million, or 5.7% of revenues, as compared to $165.8 million, or 5.5% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2012 and 2011. We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $7.1 million, or 6.6%, to $100.0 million, for the year ended December 31, 2012, as compared to $107.1 million for the prior year. This decrease was primarily a result of the maturity of our interest rate swap effective May 30, 2011. With the maturity of our interest rate swap a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the interest rate swap agreement of 5.585%. Additionally, effective July 24, 2012, we replaced the Prior Credit Agreement with the Senior Credit Agreement. The applicable effective interest on the Senior Credit Agreement was lower than the applicable effective interest on the Prior Credit Agreement. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Extinguishment Costs

In connection with our replacement of the Prior Credit Agreement with the Senior Credit Agreement during the year ended December 31, 2012, we recorded $4.4 million of debt extinguishment costs. The debt extinguishment costs include $2.4 million of previously capitalized loan costs and $2.0 million of loan costs related to the issuance of the Senior Credit Agreement.

Impairment Charges

During the year ended December 31, 2012, we incurred a $4.0 million impairment charge from continuing operations. This impairment charge primarily relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $88.5 million, or 2.6% of revenues, for the year ended December 31, 2012, as compared to $97.8 million, or 3.2% of revenues, for the prior year. The effective tax rate decreased to 36.8% for the year ended December 31, 2012, compared to 37.6% for the prior year. Our effective tax rate was lower during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of state tax credits earned on the required capital investment in connection with the relocation and consolidation of the hospital support center into a qualifying headquarter support facility in Brentwood, Tennessee.

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

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,061.3	35.0%	$983.7	34.9%
Medicaid	432.1	14.3	410.8	14.6
HMOs, PPOs and other private insurers	1,446.6	47.8	1,360.1	48.2
Self-pay	565.3	18.7	475.1	16.9
Other	39.3	1.3	32.7	1.1
Revenues before provision for doubtful accounts	3,544.6	117.1	3,262.4	115.7
Provision for doubtful accounts	(518.5)	(17.1)	(443.8)	(15.7)
Revenues	$3,026.1	100.0%	$2,818.6	100.0%

For the year ended December 31, 2011, our revenues per equivalent admission increased by $201, or 2.9%, to $7,126 as compared to $6,925 for the prior year.

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2011 and 2010:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2011	2010
Admissions	195,974	188,875	7,099	3.8
Equivalent admissions	424,676	407,026	17,650	4.3
Medicare case mix index	1.29	1.30	(0.01)	(0.8)
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	53,017	53,914	(897)	(1.7)
Outpatient surgeries	158,240	155,691	2,549	1.6
Emergency room visits	1,024,273	952,449	71,824	7.5
Outpatient factor	2.17	2.16	0.01	0.6

For the year ended December 31, 2011, our revenues before provision for doubtful accounts increased by $282.2 million, or 8.6%, to $3,544.6 million as compared to $3,262.4 million for the prior year. This increase is attributable to our acquisitions completed in 2011 and 2010 in addition to increases in same-hospital revenues before provision for doubtful accounts related to increases in Medicare, HMOs, PPOs and other private insurers and self-pay payors during the year ended December 31, 2011 as compared to the prior year.

Increases in our same-hospital Medicare revenues were largely driven by higher Medicare equivalent admissions, benefits associated with improved Medicare reimbursement rates such as the market basket update and budget neutrality indices combined with an increase in anticipated cost report settlements. Our same-hospital HMOs, PPOs and other private insurers revenue increased primarily as a result of higher contracted rates partially offset by unfavorable equivalent admission volumes compared to the same period of the prior year. Finally, same-hospital self-pay revenues increased primarily as a result of higher emergency room visits from our self-pay population, overall high levels of unemployment in the majority of our communities and pricing increases. Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Related key indicators:
Charity care write-offs	$89.4	3.0%	$62.3	2.2%	$27.1	43.5%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$565.3	18.7%	$475.1	16.9%	$90.2	19.0%
Net revenue days outstanding (at end of period)	52.3	N/A	50.5	N/A	1.8	3.6%

For the year ended December 31, 2011, our provision for doubtful accounts increased by $74.7 million, or 16.8%, to $518.5 million as compared to the prior year. This increase was primarily the result of our acquisitions completed in 2011 and 2010 as well as increases in self-pay revenues during the year ended December 31, 2011. Self-pay revenues increased by $90.2 million over the prior year and represents 18.7% of revenues as compared to 16.9% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services which were primarily driven by high levels of unemployment in the majority of our communities. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2011, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

We have changed our historical calculation of net revenue days outstanding in the table above to be consistent with our current period computation and presentation. Specifically, the impact of certain non-healthcare services revenues has been excluded from our calculation of revenue per day, the denominator in this computation. The recognition of certain non-healthcare services revenues does not generally result in accounts receivable from third-party payors or patients. Accordingly, we have determined that it is more appropriate to exclude these non-healthcare services revenues from our revenue per day calculation. This change had the impact of decreasing our revenue per day calculation and resulted in an overall higher computation of net revenue days outstanding as of period end. This change had no impact on our historical results of operations.

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

For the year ended December 31, 2011, our salaries and benefits expense increased to $1,364.7 million, or 7.4%, as compared to $1,270.3 million for the prior year. This increase in our salaries and benefits expense is primarily a result of the impact of our 2011 and 2010 acquisitions, the impact of compensation increases for our employees and an increase in man-hours per equivalent admission to 98.7, or 2.4% as compared to 96.3 for the same period last year. These increases were partially offset by lower employee benefits costs.

Furthermore, for the year ended December 31, 2011, we estimate that we incurred approximately $5.9 million of salaries and benefits expense related to the implementation of our EHR initiatives.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$469.5	15.5%	$443.0	15.7%	$26.5	6.0%
Supplies per equivalent admission	$1,106	N/A	$1,088	N/A	$18	1.6%

For the year ended December 31, 2011, our supplies expense increased to $469.5 million, or 6.0%, as compared to $443.0 million for the prior year. This increase in our supplies expense for the year ended December 31, 2011 was primarily a result of our 2011 and 2010 acquisitions and an increase in our supplies expense per equivalent admission to $1,106, or 1.6%, as compared to $1,088 for the prior year. Supplies per equivalent admission increased as a result of a higher utilization of more expensive supplies in areas such as orthopedics, cardiac devices and spine and bone as well as an increase in our pharmacy supplies expense.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	% of Revenues	2010	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$97.8	3.2%	$82.9	2.9%	$14.9	17.9%
Utilities	58.0	1.9	53.8	1.9	4.2	7.9
Repairs and maintenance	80.2	2.7	71.8	2.5	8.4	11.7
Rents and leases	30.0	1.0	27.0	1.0	3.0	11.3
Insurance	39.5	1.3	42.8	1.5	(3.3)	(7.7)
Physician recruiting	28.6	0.9	24.1	0.9	4.5	18.6
Contract services	180.7	6.0	156.5	5.6	24.2	15.4
Non-income taxes	74.1	2.4	65.9	2.3	8.2	12.5
Other	93.5	3.2	80.4	2.9	13.1	16.3
	$682.4	22.6	$605.2	21.5	$77.2	12.8%

For the year ended December 31, 2011, our other operating expenses increased to $682.4 million, or 12.8%, as compared to $605.2 million for the prior year. This increase in other operating expenses for the year ended December 31, 2011 was primarily a result of our 2011 and 2010 acquisitions as well as increases in professional fees, contract services and other expenses.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists.

Our contract services expense increased primarily as a result of increased accounts receivable collection fees and fees related to our conversion of the clinical and patient accounting information system applications at certain hospitals. For the year ended December 31, 2011, we estimate we incurred approximately $5.3 of additional operating expenses related to the implementation of our EHR initiatives.

Finally, our other expenses increased primarily as a result of increases in our charitable program expense as well as additional legal and consulting fees related to our 2011 acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2011, we recognized $26.7 million in Medicaid EHR incentive payments which was not available in the prior year.

Depreciation and Amortization

For the year ended December 31, 2011, our depreciation and amortization expense increased by $17.3 million, or 11.7% to $165.8 million, or 5.5% of revenues, as compared to $148.5 million, or 5.2% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our 2011 and 2010 acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2011 and 2010.

Interest Expense

Our interest expense decreased by $1.0 million, or 0.9%, to $107.1 for the year ended December 31, 2011, as compared to $108.1 million for the prior year as a result of several factors. Effective September 23, 2010, we issued $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”). The net proceeds from this issuance were used to repay $249.2 million of our outstanding borrowings under the term B loans (the “Term B Loans”) provided pursuant to our Prior Credit Agreement and $6.0 million of our outstanding borrowings under our Province 7½% senior subordinated notes due 2013 (the “Province 7½% Notes”). Interest on the 6.625% Senior Notes is payable at an annual fixed rate of 6.625% as compared to a variable rate under our Term B Loans, which for the year ended December 31, 2011, on a weighted average basis, was 3.11%. On November 30, 2010, the notional amount of our interest rate swap decreased from $450.0 million to $300.0 million and effective May 30, 2011 our interest rate swap agreement matured. As the notional amount of our interest rate swap declined and then matured, a larger portion of our total outstanding debt has become subject to floating interest rates that are lower than the previously fixed rate under the agreement of 5.585% for the year ended December 31, 2011 as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $97.8 million, or 3.2% of revenues, for the year ended December 31, 2011, as compared to $82.4 million, or 3.0% of revenues, for the prior year. The effective tax rate increased to 37.6% for the year ended December 31, 2011, compared to 34.6% for the prior year. Our effective tax rate was lower during the year ended December 31, 2010 as compared to the year ended December 31, 2011 primarily as a result of decreases in income tax liabilities due to a tax accounting method change and the expiration of statutes of limitations on various income tax returns.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Net cash flows provided by continuing operations	$382.9	$401.2	$375.7
Less: Purchases of property and equipment	(221.4)	(219.9)	(168.7)
Free operating cash flow	161.5	181.3	207.0
Acquisitions, net of cash acquired	(199.7)	(121.0)	(184.9)
Proceeds from borrowings	555.0	—	400.0
Payments of borrowings	(469.3)	(0.1)	(255.2)
Repurchases of common stock	(95.5)	(174.6)	(152.1)
Payment of debt financing costs	(10.0)	(0.4)	(13.7)
Proceeds from exercise of stock options	21.8	39.0	20.4
Other	(4.3)	(5.7)	0.3
Cash flows from operations provided by (used in) discontinued operations	(0.7)	0.3	(1.6)
Net (decrease) increase in cash and cash equivalents	$(41.2)	$(81.2)	$20.2

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.

Our net cash flows provided by continuing operations for the year ended December 31, 2012 as compared to 2011 were negatively impacted by increases in the amount and timing of cash payments made for income taxes and self-insurance claims as well as an increase in our insured accounts receivable and outstanding accounts receivable for certain of our recent acquisitions. These decreases were partially offset by increases as a result of the receipt of approximately $33.0 million related to the Rural Floor Settlement during the year ended December 31, 2012.

Our net cash flows provided by continuing operations for the year ended December 31, 2011 as compared to 2010 were positively impacted by an increase in net income. This increase was partially offset by increases in the amount and timing of cash payments made for interest and income taxes. Our free operating cash flows for the year ended December 31, 2011 were lower as compared to 2010 because of a significant increase in our purchases of property and equipment related to building and equipping a replacement hospital for one of our facilities and an increase in our purchases of information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

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

The following table reflects our capital expenditures for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	2012	2011	2010
Capital projects	$77.2	$80.4	$67.6
Routine	43.6	57.0	56.7
Information systems	100.6	82.5	44.4
	221.4	219.9	168.7
Depreciation expense	187.1	162.2	145.9
Ratio of capital expenditures to depreciation expense	118%	136%	116%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Throughout 2011 and 2012, we have experienced a significant increase in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. We anticipate a reduction in these types of expenditures for 2013 as compared to 2012.

Debt

An analysis and roll-forward of our long-term debt during 2012 is as follows (in millions):

	December 31, 2011	Proceeds from Borrowings	Payments of Borrowings	Other(a)	Amortization of Convertible Debt Discounts	December 31, 2012
Senior Credit Agreement:
Term Facility	$—	$450.0	$(5.6)	$—	$—	$444.4
Revolving Facility	—	105.0	(20.0)	—	—	85.0
Term B Loans	443.7	—	(443.7)	—	—	—
6.625% Senior Notes	400.0	—	—	—	—	400.0
3½% Notes	575.0	—	—	—	—	575.0
3¼% Debentures	225.0	—	—	—	—	225.0
Unamortized discounts on 3¼% Debentures and 3½% Notes	(55.5)	—	—	—	26.0	(29.5)
Capital leases	9.1	2.6	(2.3)	0.5	—	9.9
	$1,597.3	$557.6	$(471.6)	$0.5	$26.0	$1,709.8

(a)	Represents the assumption of capital leases obligations in connection with certain acquisitions completed during the year ended December 31, 2012.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012	December 31, 2011	Increase (Decrease)
Current portion of long-term debt	$13.3	$1.9	$11.4
Long-term debt	1,696.5	1,595.4	101.1
Unamortized discounts of convertible debt instruments	29.5	55.5	(26.0)
Total debt, excluding unamortized discounts of convertible debt instruments	1,739.3	1,652.8	86.5
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,945.2	105.3
Total capitalization	$3,789.8	$3,598.0	$191.8
Total debt to total capitalization	45.9%	45.9%	—bps
Percentage of:
Fixed rate debt, excluding unamortized discounts of convertible debt instruments	69.6%	73.2%
Variable rate debt	30.4	26.8
	100.0%	100.0%
Percentage of:
Senior debt	54.0%	51.6%
Subordinated debt, excluding unamortized discounts of convertible debt instruments	46.0	48.4
	100.0%	100.0%

Liquidity and Capital Resources Outlook

We expect the level of spending for capital expenditures in 2013 to be slightly higher than in 2012. We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act. For the year ended December 31, 2012, we spent $100.6 million on information systems. At December 31, 2012, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $68.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

In connection with our acquisition of Marquette General, through our Duke LifePoint Healthcare joint venture, we have committed to invest the remaining $318.6 million of an initial $350.0 million over the next ten years, subject to certain offsets, in capital expenditures and improvements as well as for the continuation of existing or initiation of new physician recruiting activities. Additionally, in connection with our acquisition of Twin County, also through our Duke LifePoint Healthcare joint venture, we have committed to invest an additional $20.0 million in capital expenditures and improvements over the next ten years as well as an additional $3.0 million for the continuation of existing or initiation of new physician recruiting activities over the next five years. These commitments are in addition to our existing annual capital expenditure and physician recruiting commitments in connection with several other previously acquired facilities.

On February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued $325.0 million of Incremental Term Loans. The proceeds of the Incremental Term Loans were used to repurchase $223.0 million of our 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013, as well as to pay fees and expenses related to the issuance of the Incremental Term Loans. We currently intend, subject to market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013. We intend to use the remaining proceeds of the Incremental Term Loan for general corporate purposes.

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

The following table summarizes our significant contractual obligations as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2013	2014 - 2015	2016 - 2017	After 2017
Long-term debt obligations(a)	$2,026.6	$298.3	$689.0	$559.8	$479.5
Capital lease obligations(b)	90.0	3.6	12.1	11.5	62.8
Operating lease obligations(c)	80.5	23.4	21.5	11.5	24.1
Other long-term liabilities(d)	191.6	42.5	69.3	40.3	39.5
Purchase obligations(e)	2,241.8	289.4	448.9	430.1	1,073.4
Total	$4,630.5	$657.2	$1,240.8	$1,053.2	$1,679.3

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized convertible debt discounts and related non-cash amortization. These obligations are explained further in Note 4 to our consolidated financial statements included elsewhere in this report. We used the 1.97% effective interest rate at December 31, 2012 for our $444.4 million outstanding Term Facility and $85.0 million outstanding Revolving Facility to estimate interest payments on these variable rate debt instruments. On February 6, 2013 we amended our Senior Credit Agreement pursuant to which we issued $325.0 million of Incremental Term Loans. Borrowings under the Incremental Term Loans initially bear interest at an adjusted 30-day LIBOR plus an applicable margin of 2.50% per annuity and mature on July 24, 2017. The proceeds of the Incremental Term Loans were used to repurchase $223.0 million of our 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013, as well as to pay fees and expenses related to the issuance of the Incremental Term Loans. We currently intend, subject to market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013. We intend to use the remaining proceeds of the Incremental Term Loan for general corporate purposes. Please refer to Note 13 to our consolidated financial statements included elsewhere in this report for more information regarding our Incremental Term Loans and the repurchase option. Our issuance of $325.0 million of Incremental Term Loans in February 2013 has been excluded from the above table for presentation of long-term debt obligations as of December 31, 2012. However, for purposes of the above table, we assumed that all of our 3¼% Debentures would either be repurchased or redeemed by us during the year ended December 31, 2013.

(b)	Included in capital lease obligations are the future payments, including interest, due under our capital lease agreements. Additionally, as of December 31, 2012, we have included our future financing obligation of approximately $68.6 million related to an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013. Under the terms of the lease agreement, we will lease from the third party the newly constructed hospital support center for a period of just over 15 years following construction completion. Currently, we anticipate that our lease agreement will qualify as a financing lease in accordance with ASC 840-40, “Leases – Sale-Leaseback Transactions” and accordingly, we will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.
(c)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Please refer to Note 10 to our consolidated financial statements included elsewhere in this report for more information regarding our operating leases.
(d)	Included in other long-term liabilities are the current and long-term portions of our reserves for self-insurance claims of $27.2 million and $133.0 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims. Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plan sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.
(e)	The following table summarizes our significant purchase obligations as of December 31, 2012 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2013	2014 - 2015	2016 - 2017	After 2017
HCA-IT Services(f)	$160.6	$29.9	$63.0	$67.7	$—
Capital expenditure obligations(g)	1,055.8	71.1	142.3	135.1	707.3
Physician commitments(h)	78.2	22.6	14.7	13.4	27.5
GEMS obligations(i)	178.2	29.7	59.4	59.4	29.7
Shared centralized resource model agreements(j)	561.5	25.6	112.4	124.7	298.8
Other purchase obligations(k)	207.5	110.5	57.1	29.8	10.1
Total	$2,241.8	$289.4	$448.9	$430.1	$1,073.4
(f)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017 (excluding a four-year wind-down period). The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase that is capped by the consumer price index increase. We used a 3.5% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals, or if we exercise our renewal option during the four-year wind-down period.
(g)	We had projects under construction with an estimated additional cost to complete and equip of approximately $68.8 million as of December 31, 2012. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us. We are subject to annual capital expenditure commitments in connection with several of our facilities, including our recent acquisitions of Marquette General and Twin County.
(h)	In consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $15.2 million at December 31, 2012 and depends upon the cash collections of a physician’s private practice during the guarantee period. Additionally, we are subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of our facilities, including our recent acquisitions of Marquette General and Twin County.
(i)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2018.
(j)	We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from six to ten years.
(k)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2012. In connection with the ongoing implementation of our initiatives to comply with EHR, we have made substantial commitments to purchase goods and services to facilitate our conversions of the clinical and patient accounting information system applications at our hospitals.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $29.8 million as of December 31, 2012, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-2, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”). ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. At December 31, 2012, our only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of our pension benefit obligation. ASU 2013-2 is effective for our three month period ending March 31, 2013. We do not expect the adoption of ASU 2013-2 to impact our financial position, results of operations or cash flows.

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

Approximately 97.6%, 97.1%, and 97.7% of our revenues during the years ended December 31, 2012, 2011, and 2010, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2012	2011	2010
Medicare	34.5%	35.0%	34.9%
Medicaid	14.4	14.3	14.6
HMO's, PPO's and other private insurers	48.7	47.8	48.2

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $7.0 million, $13.1 million, and $4.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2012 were changed by 1%, our after-tax income from continuing operations would change by approximately $17.5 million, or diluted earnings per share of $0.36. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts. Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2012 and 2011 was $558.4 million and $537.4 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2012, 2011, and 2010, was $624.4 million, $518.5 million, and $443.8 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2012
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$603.7	83.0%	$212.6	30.4%	$816.3	57.2%
91 to 150 days	64.0	8.8	124.0	17.7	188.0	13.2
151 to 360 days	50.9	7.0	272.5	38.9	323.4	22.7
Over 361	8.4	1.2	90.7	13.0	99.1	6.9
	$727.0	100.0%	$699.8	100.0%	$1,426.8	100.0%

	December 31, 2011
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$524.8	90.2%	$175.8	26.9%	$700.6	56.7%
91 to 150 days	31.7	5.5	105.8	16.2	137.5	11.1
151 to 360 days	20.4	3.5	238.6	36.5	259.0	21.0
Over 361	4.8	0.8	132.9	20.4	137.7	11.2
	$581.7	100.0%	$653.1	100.0%	$1,234.8	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2012, our after-tax income from continuing operations would change by approximately $6.3 million, or diluted earnings per share of $0.13, and our net accounts receivable would change by $2.4 million at December 31, 2012. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2012 and 2011 was $1,611.8 million and $1,568.7 million, respectively. Please refer to Note 3 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2012, 2011 and 2010, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. Our self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2012. Our self-insured retention level is evaluated annually as a part of our insurance program's renewal process.

Additionally, as of December 31, 2012, our self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.80%, 2.50%, and 3.15% at December 31, 2012, 2011, and 2010, respectively. As a result of the decreases in our applied discount rate, our self-insurance claims expense increased by approximately $2.9 million, $2.5 million, and $1.6 million which decreased our net income by approximately $1.8 million, $1.6 million, $1.0 million and decreased our diluted earnings per share by $0.04, $0.03, and $0.02 during the years ended December 31, 2012, 2011 and 2010, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2012 and 2011 (in millions):

	December 31, 2012	December 31, 2011
Undiscounted	$166.7	$170.4
Discounted (as reported)	$160.2	$159.9

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Reserve at the beginning of the period	$159.9	$139.2	$128.2
Increase for the provision of current year claims, including discontinued operations	45.0	45.7	46.1
Decrease for the provision of prior year claims, including discontinued operations	(9.1)	(6.2)	(3.7)
Payments related to current year claims	(4.3)	(3.5)	(4.0)
Payments related to prior year claims	(33.6)	(20.3)	(30.6)
Provision for the change in discount rate	2.9	2.5	1.6
Noncash change in reserve for claims in excess of self-insured retention levels	(0.6)	2.5	1.6
Reserve at the end of the period	$160.2	$159.9	$139.2

As of December 31, 2012 and 2011, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2012 reserve:
As reported	$160.2
With 70% Confidence Level	$169.0
With 80% Confidence Level	$178.6
With 90% Confidence Level	$200.8
December 31, 2011 reserve:
As reported	$159.9
With 70% Confidence Level	$168.9
With 80% Confidence Level	$178.1
With 90% Confidence Level	$204.2

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annually completed actuarial calculations decreased our self-insured claims expense by $9.1 million, $6.2 million and $3.7 million, which increased our net income by approximately $5.8 million, $3.9 million and $2.4 million, or $0.12, $0.08 and $0.05 per diluted share, during the years ended December 31, 2012, 2011 and 2010, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value. Our stock-based compensation expense was $27.4 million, $24.0 million, and $22.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	36.0%	36.0%	39.9%
Risk free interest rate (range)	0.03% - 1.97%	0.01% - 3.58%	0.06% - 3.69%
Expected dividends	—	—	—
Average expected term (years)	5.3	5.4	5.4
Fair value per share of stock options granted	$12.18	$11.73	$11.22

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2012 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.4 million, or less than $0.01 per diluted share.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $283.5 million and $255.3 million as of December 31, 2012 and 2011, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $61.4 million and $59.8 million as of December 31, 2012 and 2011, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $45.3 million as of December 31, 2012, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $61.4 million at December 31, 2012.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2012, we would incur approximately $8.8 million of additional tax payments for 2012 plus interest and penalties, if applicable.

Segment Reporting

We have five operating divisions as of December 31, 2012. We realign these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2012, we had outstanding debt, excluding $29.5 million of unamortized discounts on our convertible debt instruments, of $1,739.3 million, 30.4%, or $529.4 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility and the Revolving Facility under the Senior Credit Agreement, the Term B Loans under the Prior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of December 31, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Term Facility	$444.4	$—	$437.7	$—
Revolving Facility	$85.0	$—	$83.7	$—
Term B Loans	$—	$443.7	$—	$432.6
6.625% Senior Notes	$400.0	$400.0	$431.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$592.3	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.0	$230.3

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

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2012. As a result, the interest rate market risk implicit in these investments at December 31, 2012, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 19, 2012, the Company entered into an Indemnification Agreement with Leif M. Murphy (the Indemnitee). All of the current directors of the Company and certain of its officers executed a similar form on each of August 29, 2008 and August 12, 2012. The Indemnification Agreement provides that the Company shall indemnify the Indemnitee, to the fullest extent permitted by Delaware law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with his or her service as a director or officer, as the case may be, and provides for rights to advancement of expenses and contribution. The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is filed as Exhibit 10.24, and which is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2013 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Corporate Governance — Director Nomination Process” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Ownership of Equity Securities of the Company” and “Executive Compensation —  Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Information concerning our equity compensation plans is included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Independence and Related Person Transactions” and “Corporate Governance — Board Meetings and Committees” included in our proxy statement relating to our 2013 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2013 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
(1)	Consolidated Financial Statements:

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page 93 and are submitted as a separate section of this report.

(2)	Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

(3)	Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.6	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.7	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

Exhibit Number		Description of Exhibits
4.8	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA — Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.19	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).
10.20	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.21	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*
10.25	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

100

Exhibit Number		Description of Exhibits
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

101

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

The Company assessed its internal control system as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2012, its system of internal control over financial reporting was effective.

The Company acquired three hospitals, in the aggregate, effective April 1, 2012, July 1, 2012 and September 1, 2012. The Company excluded these three hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. For the year end December 31, 2012, these hospitals contributed approximately $151.6 million or 4.5% of the Company’s total revenues and, as of December 31, 2012, accounted for approximately $308.9 million or 6.5% of its total assets.

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
Brentwood, Tennessee February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three hospitals acquired during the year ended December 31, 2012, which are included in the 2012 consolidated financial statements of LifePoint Hospitals, Inc. and constituted $308.9 million and $149.4 million of total and net assets, respectively, as of December 31, 2012 and $151.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these three hospitals.

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of LifePoint Hospitals, Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 15, 2013

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(In millions, except per share amounts)

	2012	2011	2010
Revenues before provision for doubtful accounts	$4,016.2	$3,544.6	$3,262.4
Provision for doubtful accounts	624.4	518.5	443.8
Revenues	3,391.8	3,026.1	2,818.6
Salaries and benefits	1,554.5	1,364.7	1,270.3
Supplies	524.6	469.5	443.0
Other operating expenses	799.1	682.4	605.2
Other income	(32.0)	(26.7)	—
Depreciation and amortization	193.1	165.8	148.5
Interest expense, net	100.0	107.1	108.1
Debt extinguishment costs	4.4	—	2.4
Impairment charges	4.0	—	—
	3,147.7	2,762.8	2,577.5
Income from continuing operations before income taxes	244.1	263.3	241.1
Provision for income taxes	88.5	97.8	82.4
Income from continuing operations	155.6	165.5	158.7
Income (loss) from discontinued operations, net of income taxes	—	0.2	(0.1)
Net income	155.6	165.7	158.6
Less: Net income attributable to noncontrolling interests	(3.7)	(2.8)	(3.1)
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$162.9	$155.5
Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$3.22	$3.30	$2.98
Diluted	$3.14	$3.22	$2.91
Weighted average shares and dilutive securities outstanding:
Basic	47.2	49.3	52.2
Diluted	48.4	50.5	53.5
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$151.9	$162.7	$155.6
Income (loss) from discontinued operations, net of income taxes	—	0.2	(0.1)
Net income	$151.9	$162.9	$155.5

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	2012	2011	2010
Net income	$155.6	$165.7	$158.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation, net of provision for income taxes	0.2	—	—
Unrealized gains on changes in fair value of interest rate swap, net of provisions for income taxes of $2.8 and $7.1 for the years ended December 31, 2011, and 2010, respectively	—	4.0	13.4
Other comprehensive income	0.2	4.0	13.4
Comprehensive income	155.8	169.7	172.0
Less: Net income attributable to noncontrolling interests	(3.7)	(2.8)	(3.1)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$152.1	$166.9	$168.9

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in millions, except per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$85.0	$126.2
Accounts receivable, less allowances for doubtful accounts of $558.4 and $537.4 at December 31, 2012 and 2011, respectively	518.8	430.6
Inventories	97.0	87.2
Prepaid expenses	31.8	26.4
Deferred tax assets	142.5	125.7
Other current assets	50.2	43.9
	925.3	840.0
Property and equipment:
Land	101.9	93.5
Buildings and improvements	1,815.2	1,631.6
Equipment	1,289.7	1,084.0
Construction in progress (estimated costs to complete and equip after December 31, 2012 is $68.8)	81.0	105.7
	3,287.8	2,914.8
Accumulated depreciation	(1,256.9)	(1,084.4)
	2,030.9	1,830.4
Deferred loan costs, net	21.9	21.7
Intangible assets, net	84.5	89.5
Other	47.8	19.8
Goodwill	1,611.8	1,568.7
Total assets	$4,722.2	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117.4	$99.6
Accrued salaries	128.2	103.1
Other current liabilities	186.0	168.2
Current maturities of long-term debt	13.3	1.9
	444.9	372.8
Long-term debt	1,696.5	1,595.4
Deferred income tax liabilities	249.2	259.0
Long-term portion of reserves for self-insurance claims	133.0	118.3
Other long-term liabilities	79.2	20.8
Long-term income tax liability	16.9	18.0
Total liabilities	2,619.7	2,384.3
Redeemable noncontrolling interests	29.4	26.2
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 64,472,700 and 63,233,088 shares issued at December 31, 2012 and 2011, respectively	0.6	0.6
Capital in excess of par value	1,403.5	1,354.8
Accumulated other comprehensive income	0.2	—
Retained earnings	1,218.8	1,066.9
Common stock in treasury, at cost, 17,544,668 and 14,925,875 shares at December 31, 2012 and 2011, respectively	(572.6)	(477.1)
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,945.2
Noncontrolling interests	22.6	14.4
Total equity	2,073.1	1,959.6
Total liabilities and equity	$4,722.2	$4,370.1

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$155.6	$165.7	$158.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(0.2)	0.1
Stock-based compensation	27.4	24.0	22.4
Depreciation and amortization	193.1	165.8	148.5
Amortization of physician minimum revenue guarantees	19.6	19.8	17.1
Amortization of convertible debt discounts	26.0	24.3	22.6
Amortization of deferred loan costs	5.4	5.9	7.1
Debt extinguishment costs	4.4	—	2.4
Impairment charge	4.0	—	—
Deferred income taxes (benefit)	(24.2)	23.1	(29.0)
Reserve for self-insurance claims, net of payments	1.6	18.0	10.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(43.3)	(29.5)	(39.1)
Inventories and other current assets	(9.7)	(20.1)	(5.4)
Accounts payable and accrued expenses	19.5	2.9	13.2
Income taxes payable/receivable	2.3	3.9	48.8
Other	1.2	(2.4)	(1.9)
Net cash provided by operating activities – continuing operations	382.9	401.2	375.7
Net cash (used in) provided by operating activities – discontinued operations	(0.7)	0.3	(1.6)
Net cash provided by operating activities	382.2	401.5	374.1
Cash flows from investing activities:
Purchases of property and equipment	(221.4)	(219.9)	(168.7)
Acquisitions, net of cash acquired	(199.7)	(121.0)	(184.9)
Other	(1.0)	(1.2)	—
Net cash used in investing activities	(422.1)	(342.1)	(353.6)
Cash flows from financing activities:
Proceeds from borrowings	555.0	—	400.0
Payments of borrowings	(469.3)	(0.1)	(255.2)
Repurchases of common stock	(95.5)	(174.6)	(152.1)
Payment of debt financing costs	(10.0)	(0.4)	(13.7)
Proceeds from exercise of stock options	21.8	39.0	20.4
Proceeds from employee stock purchase plans	1.2	1.2	1.0
Distributions to noncontrolling interests	(3.8)	(1.8)	(2.4)
Sales (repurchases) of redeemable noncontrolling interests	1.6	(2.3)	3.1
Capital lease payments and other	(2.3)	(1.6)	(1.4)
Net cash used in financing activities	(1.3)	(140.6)	(0.3)
Change in cash and cash equivalents	(41.2)	(81.2)	20.2
Cash and cash equivalents at beginning of period	126.2	207.4	187.2
Cash and cash equivalents at end of period	$85.0	$126.2	$207.4
Supplemental disclosure of cash flow information:
Interest payments	$70.0	$79.2	$71.0
Capitalized interest	$2.3	$2.0	$0.8
Income tax payments, net	$110.5	$71.0	$62.5

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 1, 2010	54.8	$0.6	$1,246.4	$(17.4)	$748.5	$(150.4)	$3.1	$1,830.8
Net income	—	—	—	—	155.5	—	3.1	158.6
Other comprehensive income	—	—	—	13.4	—	—	—	13.4
Exercise of stock options and tax benefits of stock-based awards	0.7	—	19.7	—	—	—	—	19.7
Stock activity in connection with employee stock purchase plan	0.1	—	1.0	—	—	—	—	1.0
Stock-based compensation	0.4	—	22.4	—	—	—	—	22.4
Repurchases of common stock, at cost	(4.5)	—	—	—	—	(152.1)	—	(152.1)
Cash distributions to noncontrolling interests	—	—	(0.1)	—	—	—	(2.4)	(2.5)
Balance at December 31, 2010	51.5	0.6	1,289.4	(4.0)	904.0	(302.5)	3.8	1,891.3
Net income	—	—	—	—	162.9	—	2.8	165.7
Other comprehensive income	—	—	—	4.0	—	—	—	4.0
Exercise of stock options and tax benefits of stock-based awards	1.3	—	43.5	—	—	—	—	43.5
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.4	—	24.0	—	—	—	—	24.0
Repurchases of common stock, at cost	(4.9)	—	—	—	—	(174.6)	—	(174.6)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(3.7)	—	—	—	10.0	6.3
Cash proceeds from (distributions to) noncontrolling interests	—	—	0.4	—	—	—	(2.2)	(1.8)
Balance at December 31, 2011	48.3	0.6	1,354.8	—	1,066.9	(477.1)	14.4	1,959.6
Net income	—	—	—	—	151.9	—	3.7	155.6
Other comprehensive income	—	—	—	0.2	—	—	—	0.2
Exercise of stock options and tax benefits of stock-based awards	0.7	—	25.3	—	—	—	—	25.3
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.5	—	27.4	—	—	—	—	27.4
Repurchases of common stock, at cost	(2.6)	—	—	—	—	(95.5)	—	(95.5)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(5.2)	—	—	—	8.3	3.1
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Balance at December 31, 2012	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At December 31, 2012, on a consolidated basis, the Company operated 56 hospital campuses in 19 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

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

The Company accounts for its investments in entities in which the Company exhibits significant influence, but not control, in accordance with the equity method of accounting. The Company does not consolidate its equity method investments, but rather measures them at their initial costs and then subsequently adjusts their carrying values through income for their respective shares of the earnings or losses during the period.

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $173.6 million, $136.4 million and $120.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the Company’s hospital support center overhead costs are the transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $10.1 million, $4.3 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 2 for a further discussion of the Company’s recent acquisition activity.

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
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), term B loans (the “Term B Loans”) under its prior credit agreement with Citicorp North America, Inc., as administrative agent and a syndicate of lenders (the “Prior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of December 31, 2012 and December 31, 2011 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Term Facility	$444.4	$—	$437.7	$—
Revolving Facility	$85.0	$—	$83.7	$—
Term B Loans	$—	$443.7	$—	$432.6
6.625% Senior Notes	$400.0	$400.0	$431.0	$413.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$592.3	$592.3
3¼% Debentures, excluding unamortized discount	$225.0	$225.0	$225.0	$230.3

The fair values of the Term Facility, the Revolving Facility, the Term B Loans and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. Effective July 24, 2012, the Company repaid the $443.7 million outstanding Term B Loans with the issuance of the $450.0 million Term Facility, as more fully discussed in Note 4.

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

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Department of Health and Human Services (“HHS”), the Secretary of HHS, Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, the Company recognized $33.0 million of additional Medicare revenue during the year ended December 31, 2012.

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012		2011		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,170.3	34.5%	$1,061.3	35.0%	$983.7	34.9%
Medicaid	488.9	14.4	432.1	14.3	410.8	14.6
HMOs, PPOs and other private insurers	1,651.2	48.7	1,446.6	47.8	1,360.1	48.2
Self-pay	653.9	19.3	565.3	18.7	475.1	16.9
Other	51.9	1.5	39.3	1.3	32.7	1.1
Revenues before provision for doubtful accounts	4,016.2	118.4	3,544.6	117.1	3,262.4	115.7
Provision for doubtful accounts	(624.4)	(18.4)	(518.5)	(17.1)	(443.8)	(15.7)
Revenues	$3,391.8	100.0%	$3,026.1	100.0%	$2,818.6	100.0%

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $7.0 million, $13.1 million and $4.9 million, increases to net income of approximately $4.4 million, $8.4 million and $3.2 million, and increases to diluted earnings per share of approximately $0.09, $0.17 and $0.06 for the years ended December 31, 2012, 2011 and 2010, respectively. The net cost report settlements due from the Company included as a current liability under the caption “Other current liabilities” in the accompanying consolidated balance sheets, were approximately $7.2 million and $4.1 million at December 31, 2012 and 2011, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2012, 2011 and 2010, the Company estimates that its costs of care provided under its charity care programs approximated $30.9 million, $25.0 million and $18.4 million, respectively.

The Company’s management estimates its costs of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. The Company’s gross charity care charges include only services provided to patients who are unable to pay and qualify under the Company’s local charity care policies. To the extent the Company receives reimbursement through the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients’ charges in its cost of care provided under its charity care program. Additionally, the Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Recognized as a Reduction to Revenues		Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2012	$537.4	$624.4		$(603.4)	$558.4
Year ended December 31, 2011	$459.8	$517.7	(a)	$(440.1)	$537.4
Year ended December 31, 2010	$433.2	$442.7	(a)	$(416.1)	$459.8

(a)	Additions recognized as a reduction to revenues include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 51.8% and 55.5% as of December 31, 2012 and 2011, respectively. Additionally, as of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

December 31, 2012 and 2011, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 85.0% and 86.7%, respectively. The decreases in the resulting ratios of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, and as a percentage of self-pay receivables as of December 31, 2012 as compared to December 31, 2011 are primarily the result of net write off activity of aged and fully reserved accounts receivable during the year ended December 31, 2012.

Concentration of Revenues

During the years ended December 31, 2012, 2011 and 2010, approximately 48.9%, 49.3% and 49.5%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2012, 2011 and 2010:

	Hospitals in State as of December 31, 2012	Revenue Concentration by State
		2012		2011		2010
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Kentucky	9	$510.9	15.1%	$501.5	16.6%	$478.9	17.0%
Virginia	5	413.6	12.2	369.0	12.2	345.4	12.3
Tennessee	11	375.3	11.1	345.1	11.4	257.5	9.1
New Mexico	2	299.6	8.8	291.3	9.6	277.1	9.8
West Virginia	2	266.2	7.8	252.1	8.3	246.2	8.7
Louisiana	5	206.1	6.1	195.4	6.5	177.8	6.3
Arizona	2	204.4	6.0	199.1	6.6	201.2	7.1
Alabama	5	165.5	4.9	178.2	5.9	187.3	6.6

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by CMS.

For the years ended December 31, 2012 and 2011, the Company recognized $16.9 million and $26.7 million in EHR incentive payments in accordance with the HITECH Act under the Medicaid program, respectively. For the year ended December 31, 2012, the Company recognized $15.1 million in EHR incentive payments in accordance with the HITECH Act under the Medicare program. There were no amounts recognized under the Medicare program during the year ended December 31, 2011. These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $18.5 million and $14.9 million as of December 31, 2012 and 2011, respectively, are included in the accompanying consolidated balance sheets under the caption “Other current assets”. Amounts received prior to December 31, 2012 but not yet recognized as other income totaled approximately $12.6 million as of December 31, 2012 and are included as EHR deferred income in the accompanying consolidated balance sheet under the caption “Other current liabilities”.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Depreciation expense was $187.1 million, $162.2 million and $145.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to assets under capital leases and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2012, the majority of the Company’s assets under capital leases are primarily comprised of prepaid capital leases. The Company’s assets under capital leases are set forth in the following table at December 31, 2012 and 2011 (in millions):

	2012	2011
Buildings and improvements	$228.6	$221.1
Equipment	36.6	34.2
	265.2	255.3
Accumulated amortization	(85.5)	(71.3)
	$179.7	$184.0

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with ASC 360-10. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns. These assumptions vary by type of facility. The Company incurred a $4.0 million pre-tax impairment charge in continuing operations during the year ended December 31, 2012 primarily related to the write-off of certain capitalized information system costs which the Company determined were no longer a necessary component of its ongoing information technology strategy.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single operating reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2012, 2011 and 2010, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees; non-competition agreements; certificates of need and certificates of need exemptions; and licenses, provider numbers, accreditations and other. Contract-based physician minimum revenue guarantees and non-competition agreements are amortized over the terms of the agreements. The certificates of need, certificates of need exemptions, licenses, provider numbers, accreditations and other have been determined to have indefinite lives and, accordingly, are not amortized. The Company’s goodwill and intangible assets are further described in Note 3.

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

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2012. Additionally, the Company’s self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state. The Company’s self-insured retention levels are evaluated annually as a part of its insurance program's renewal process.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $42.8 million, $45.3 million and $47.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee worker’s compensation claims are based upon semiannual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.80%, 2.50% and 3.15% at December 31, 2012, 2011, and 2010, respectively. As a result of the decreases in the applied discount rate during the years ended December 31, 2012, 2011, and 2010, the Company’s self-insurance claims expense increased by approximately $2.9 million, $2.5 million and $1.6 million which decreased the Company’s net income by approximately $1.8 million, $1.6 million and $1.0 million, or $0.04, $0.03 and $0.02 per diluted share, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

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

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2012 and 2011 (in millions):

	2012	2011
Current portion	$27.2	$41.6
Long-term portion	133.0	118.3
	$160.2	$159.9

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semiannual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2012, 2011 and 2010, the Company’s related self-insured claims expense decreased by $9.1 million, $6.2 million and $3.7 million, which increased net income by approximately $5.8 million, $3.9 million and $2.4 million, or $0.12, $0.08 and $0.05 per diluted share, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $20.9 million and $21.9 million at December 31, 2012 and 2011, respectively, and are included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

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

The Company’s joint venture with a wholly controlled affiliate of Duke University Health System, Inc. (“Duke”) was formed in January, 2011, with a mission to own and operate community hospitals as well as improve the delivery of healthcare services. The Company, through its joint venture with Duke, acquired two hospitals, in each of the years ended December 31, 2012 and 2011, as more fully discussed in Note 2.

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2012 and 2011 (in millions):

Balance at January 1, 2011	$3.8
Net income attributable to noncontrolling interests	2.8
Acquisition of Person Memorial	0.7
Acquisition of Maria Parham	1.7
Acquisition of ancillary service-lines	7.6
Distributions	(2.2)
Balance at December 31, 2011	14.4
Net income attributable to noncontrolling interests	3.7
Acquisition of Twin County	4.3
Acquisition of Marquette General	4.0
Distributions	(3.8)
Balance at December 31, 2012	$22.6

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption of these interests features would require the delivery of cash. Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”. Changes in the fair value of the Company’s redeemable noncontrolling interests are recognized as adjustments to consolidated stockholders’ equity.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2012 and 2011 (in millions):

Balance at January 1, 2011	$15.3
Acquisition of Maria Parham	11.9
Noncash adjustments to redemption amounts	1.3
Repurchases	(2.3)
Balance at December 31, 2011	26.2
Acquisition of ancillary service-line	0.4
Sales	1.6
Noncash adjustments to redemption amounts	1.2
Balance at December 31, 2012	$29.4

Redemption features related to the Company’s redeemable noncontrolling interests, if exercised, would require the Company to deliver cash in the following amounts for the years indicated (in millions):

2013	$29.0
2014	0.4
$29.4

Segment Reporting

The Company has five operating divisions as of December 31, 2012. The Company realigns these operating divisions frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these five operating divisions as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10.

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

Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as further described in Note 8. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation —  Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value of each stock-based award.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years. The Company recognizes compensation expense for these awards over their requisite service period. For the years ended December 31, 2012, 2011 and 2010, expense related to the Company’s deferred cash awards was approximately $5.6 million, $3.2 million and $1.4 million, respectively. As of December 31, 2012, there was $8.7 million of total estimated unrecognized compensation costs related to deferred cash awards arrangements. The Company expects to recognize this cost over a weighted average period of 1.4 years.

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of the Company’s employees. The Company’s defined contribution plan expense was $8.7 million, $4.3 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Effective January 1, 2011, the Company changed its discretionary matching policy from a pre-determined matching percentage to a discretionary match based on the Company’s performance, among other considerations within management’s judgment.

Defined Benefit Pension Plan

In connection with its acquisition of Marquette General Health System (“Marquette General”), a 315 bed hospital system located in Marquette, Michigan, effective September 1, 2012, through the Company’s joint venture with Duke, the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement. The Company has established a separate defined benefit pension plan, the LifePoint Marquette Pension Plan (the “Pension Plan”), to facilitate its administration of the assumed portion of the seller’s defined benefit pension plan.

The Company accounts for its Pension Plan in accordance with ASC 715-30 “Compensation — Defined Benefit Plans”, (“ASC 715-30”). In accordance with ASC 715-30, the Company recognizes the unfunded status of its Pension Plan in the Company’s consolidated balance sheet and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss). The measurement date of the Pension Plan’s assets and liabilities coincides with the Company’s year end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, compensation rate increases, expected long-term returns on plan assets and consider expected age of retirement and mortality.

Earnings Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, as more fully discussed in Note 4 and Note 11. The computation of the Company’s basic and diluted EPS is set forth in Note 11.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-2, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”). ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. At December 31, 2012, the Company’s only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation. ASU 2013-2 is effective for the Company’s three month period ending March 31, 2013. The Company does not expect the adoption of ASU 2013-2 to impact its financial position, results of operations or cash flows.

Note 2. Acquisitions

2012 Acquisitions

Marquette General

Effective September 1, 2012, the Company, through its joint venture with Duke, acquired Marquette General for cash consideration of approximately $132.7 million, including net working capital. The Company committed to invest in Marquette General $350.0 million in capital expenditures and improvements as well as for the continuation of existing or initiation of new physician recruiting activities over the next ten years, subject to certain offsets. The aggregate remaining capital and physician recruitment commitment as of December 31, 2012 was $318.6 million. The results of operations of Marquette General are included in the Company’s results of operations beginning on September 1, 2012.

The fair values assigned to Marquette General’s assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Current assets	$50.4
Property and equipment	114.7
Other assets	16.6
Goodwill	27.1
Total assets acquired, excluding cash	208.8
Current liabilities	37.0
Other long-term liabilities	39.1
Total liabilities assumed	76.1
Net assets acquired	$132.7

In connection with the acquisition of Marquette General, the Company agreed, pursuant to the asset purchase agreement that Marquette General Hospital, Inc. (the “Marquette Seller”) would receive initial net proceeds of $23.0 million at the closing of the transaction. To the extent that the Marquette Seller’s satisfaction of its retained liabilities causes its net proceeds to be reduced to less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.

As a result of the $15.0 million net proceeds requirement, the Company believes it will pay to the Marquette Seller additional purchase consideration. As such, based on facts that existed as of the acquisition date, the Company’s management made reasonable estimates and recorded an aggregate of $31.3 million representing the preliminary fair values of its potential obligations to the Marquette Seller. This $31.3 million of contingent obligations (“Marquette Contingent Obligations”) consists primarily of pre-acquisition healthcare contingent liabilities. The Company will continue to analyze and refine its estimate as changes in facts and circumstances warrant. The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies. Therefore, the final amounts paid in settlement of the pre-acquisition healthcare and other retained liabilities, if any, could materially differ from amounts currently recorded. Any such changes in estimate will impact the Company’s future results of operations and cash flows.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2. Acquisitions  – (continued)

To the extent the Company is required to pay additional purchase consideration pursuant to the information described above, the amounts paid will reduce, on a dollar-for-dollar basis, the remaining $318.6 million of the initial $350.0 million capital improvements and physician recruitment commitment at Marquette General.

Woods Memorial Hospital (“Woods Memorial”)

Effective July 1, 2012, the Company acquired Woods Memorial, a 72 bed hospital and an 88 bed long-term care facility located in Etowah, Tennessee for approximately $17.7 million, including net working capital. The results of operations of Woods Memorial are included in the Company’s results of operations beginning on July 1, 2012.

Twin County Regional Hospital (“Twin County”)

Effective April 1, 2012, the Company, through its joint venture with Duke, acquired an 80% interest in Twin County, a 141 bed hospital located in Galax, Virginia for approximately $20.5 million, including 80% of the net working capital. The Company has committed to invest in Twin County an additional $20.0 million in capital expenditures and improvements over the next ten years as well as an additional $3.0 million for the continuation of existing or initiation of new physician recruiting activities over the next five years. The results of operations of Twin County are included in the Company’s results of operations beginning April 1, 2012.

In connection with the acquisition of Twin County, the Company entered into an agreement to provide management and administrative support for the operations of the hospital. The Company has concluded that the hospital qualifies as a variable interest entity in accordance with ASC 810-10 “Consolidations”, (“ASC 810-10”), and, due to its economic interest in Twin County combined with its agreement to provide management and administrative support, it is the primary beneficiary. Accordingly, the Company has consolidated the operations of Twin County.

2011 Acquisitions

Maria Parham Medical Center (“Maria Parham”)

Effective November 1, 2011, the Company, through its joint venture with Duke, acquired an 80% interest in Maria Parham, a 102 bed hospital located in Henderson, North Carolina for approximately $57.9 million. The results of operations of Maria Parham are included in the Company’s results of operations beginning November 1, 2011.

In connection with the acquisition of Maria Parham, the Company entered into an agreement to provide management and administrative support for the operations of the hospital. The Company has concluded that the hospital qualifies as a variable interest entity in accordance with ASC 810-10, and, due to its economic interest in Maria Parham combined with its agreement to provide management and administrative support, it is the primary beneficiary. Accordingly, the Company has consolidated the operations of Maria Parham.

Person Memorial Hospital (“Person Memorial”)

Effective October 1, 2011, the Company, through its joint venture with Duke, acquired Person Memorial, a 110 bed hospital located in Roxboro, North Carolina for approximately $22.7 million. The results of operations of Person Memorial are included in the Company’s results of operations beginning October 1, 2011.

2010 Acquisitions

HighPoint Health Systems (“HighPoint”)

Effective September 1, 2010, the Company acquired Sumner Regional Health Systems, subsequently renamed HighPoint Health Systems, for approximately $145.0 million plus net working capital. HighPoint includes Sumner Regional Medical Center a 155 bed hospital located in Gallatin, Tennessee, Trousdale

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2. Acquisitions  – (continued)

Medical Center, a 25 bed hospital located in Hartsville, Tennessee and Riverview Regional Medical Center, a 35 bed hospital located in Carthage, Tennessee. The results of operations of HighPoint are included in the Company’s results of operations beginning September 1, 2010.

Clark Regional Medical Center (“Clark”)

Effective May 1, 2010, the Company acquired the operations, working capital and equipment of Clark, a 100 bed hospital located in Winchester, Kentucky for approximately $10.1 million. In connection with this transaction, the Company committed to build and equip a new hospital to replace the previous hospital facility which was completed and opened in March 2012. The results of operations of Clark are included in the Company’s results of operations beginning May 1, 2010.

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $19.3 million, $40.4 million and $17.2 million during the years ended December 31, 2012, 2011, and 2010, respectively.

Note 3. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 (in millions):

Balance at January 1, 2011	$1,550.7
Acquisitions of ancillary service-lines	18.0
Balance at December 31, 2011	1,568.7
Acquisition of Twin County	0.6
Acquisition of Woods	3.7
Acquisition of Marquette	27.1
Acquisitions of ancillary service-lines	11.7
Balance at December 31, 2012	$1,611.8

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2012 and 2011 (in millions):

	2012	2011
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$90.2	$92.5
Accumulated amortization	(49.2)	(48.7)
Net total	41.0	43.8
Non-competition agreements
Gross carrying amount	34.7	32.8
Accumulated amortization	(19.9)	(15.2)
Net total	14.8	17.6
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(1.5)	(0.3)
Net total	0.9	2.1
Total amortized intangible assets
Gross carrying amount	127.3	127.7
Accumulated amortization	(70.6)	(64.2)
Net total	56.7	63.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3. Goodwill and Intangible Assets  – (continued)

	2012	2011
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.8	23.9
Licenses, provider numbers, accreditations and other	3.0	2.1
Net total	27.8	26.0
Total intangible assets:
Gross carrying amount	155.1	153.7
Accumulated amortization	(70.6)	(64.2)
Net total	$84.5	$89.5

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2012 and 2011, the Company’s liability for contract-based physician minimum revenue guarantees was $15.2 million and $13.6 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need and Certificates of Need Exemptions

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in twelve states that have adopted certificate of need laws. The Company has determined that these intangible assets have an indefinite useful life.

Licenses, Provider Numbers, Accreditations and Other

To operate hospitals, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies. The Company has determined that these intangible assets have an indefinite useful life.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2012, 2011 and 2010 was $25.6 million, $23.4 million and $19.7 million, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3. Goodwill and Intangible Assets  – (continued)

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2013	$22.9
2014	14.7
2015	9.4
2016	5.2
2017	1.3
Thereafter	3.2
$56.7

Note 4. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2012 and 2011 (in millions):

	2012	2011
Senior Borrowings:
Term Facility	$444.4	$—
Revolving Facility	85.0	—
Term B Loans	—	443.7
6.625% Senior Notes	400.0	400.0
	929.4	843.7
Subordinated Borrowings:
3½% Notes	575.0	575.0
3¼% Debentures	225.0	225.0
Unamortized discounts on 3½% Notes and 3¼% Debentures	(29.5)	(55.5)
	770.5	744.5
Capital leases	9.9	9.1
Total long-term debt	1,709.8	1,597.3
Less: current portion	13.3	1.9
	$1,696.5	$1,595.4

Maturities of the Company’s long-term debt at December 31, 2012, excluding unamortized discounts on 3½% Notes and 3¼% Debentures are as follows for the years indicated (in millions):

2013	$13.3
2014	587.4
2015	18.0
2016	23.7
2017	692.9
Thereafter	404.0
$1,739.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

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

On February 6, 2013, the Company amended its Senior Credit Agreement pursuant to which it issued $325.0 million of incremental term loans (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to repurchase $223.0 million of the Company’s 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013, as well as to pay fees and expenses related to the issuance of the Incremental Term Loans. The Company currently intends, subject to market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013. The Company intends to use the remaining proceeds of the Incremental Term Loan for general corporate purposes.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively. Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility. As of December 31, 2012, the Company had $29.8 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.

As of December 31, 2012, the Company had outstanding borrowings of $85.0 million under the Revolving Facility for general purposes. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $235.2 million as of December 31, 2012.

The Senior Credit Agreement may, subject to certain conditions and to receipt of commitments from new or existing lenders, be increased up to a total of (i) $800.0 million and (ii) an amount such that, after giving pro forma effect to such increase and to the use of proceeds therefrom, the Company’s secured leverage ratio does not exceed 3.50:1.00; provided that no lender is obligated to participate in any such increase. The Senior Credit Agreement is guaranteed on a senior basis by the Company’s subsidiaries with certain limited exceptions.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

As of December 31, 2012, the applicable annual interest rate was 1.97% under the Senior Credit Agreement which was based on the 30-day adjusted LIBOR plus the applicable margin. The 30-day adjusted LIBOR was 0.22% for the Senior Credit Agreement as of December 31, 2012. The weighted-average applicable annual interest rate for the year ended December 31, 2012 under the Term Facility was 1.99%.

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. The Company was in compliance with this covenant as of December 31, 2012.

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

6.625% Senior Notes

Effective September 23, 2010, the Company issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were used to repay a portion of the Company’s outstanding borrowings under its Term B Loans and for general corporate purposes. The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, commencing April 1, 2011. The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing and future subsidiaries that guarantee the Senior Credit Agreement.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

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

Holders may require the Company to purchase for cash some or all of the 3¼% Debentures on February 15, 2013, February 15, 2015 and February 15, 2020 or upon the occurrence of a fundamental change, at 100% of the principal amount of the 3¼% Debentures to be purchased, plus any accrued and unpaid interest. On February 15, 2013, as more fully discussed in Note 13, the Company repaid $223.0 million of outstanding 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013 with the proceeds from its issuance of $325.0 million in Incremental Term Loans available for issuance under its Senior Credit Agreement. The Company currently intends to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013.

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

Debt Extinguishment Costs

In connection with the Company’s replacement of the Prior Credit Agreement with the Senior Credit Agreement during the year ended December 31, 2012, the Company recorded $4.4 million of debt extinguishment costs. The debt extinguishment costs include $2.4 million of previously capitalized loan costs and $2.0 million of loan costs related to the issuance of the Senior Credit Agreement.

In connection with the Company’s issuance of its 6.625% Senior Notes and its partial repayment of the Term B Loans during the year ended December 31, 2010, the Company recorded $2.4 million of debt extinguishment costs. The debt extinguishment costs include $1.2 million of previously capitalized loan costs and $1.2 million of loan costs related to the issuance of the 6.625% Senior Notes.

Unamortized Discounts on Convertible Debt

In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rates for its 3½% Notes and its 3¼%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

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

The following table provides information regarding the principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2012 and 2011 (in millions):

	2012	2011
3½% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(28.6)	(47.7)
Net carrying balance	$546.4	$527.3
3¼% Debentures:
Principal balance	$225.0	$225.0
Unamortized discount	(0.9)	(7.8)
Net carrying balance	$224.1	$217.2

For the years ended December 31, 2012, 2011, and 2010, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2012	2011	2010
3½% Notes:
Contractual cash interest expense	$20.1	$20.1	$20.1
Non-cash interest expense (discount amortization)	19.1	17.8	16.5
Total interest expense	$39.2	$37.9	$36.6
3¼% Debentures:
Contractual cash interest expense	$7.3	$7.3	$7.3
Non-cash interest expense (discount amortization)	6.9	6.5	6.1
Total interest expense	$14.2	$13.8	$13.4

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective interest rates for the years ended December 31, 2012, 2011 and 2010 were 6.82%, 6.59% and 6.38%, respectively, for the 3½% Notes and 6.31%, 6.13% and 5.95%, respectively, for the 3¼% Debentures.

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
December 31, 2012

Note 4. Long-Term Debt  – (continued)

The following table provides information regarding the notional amounts in effect for the indicated date ranges for the Company’s interest rate swap agreement:

Date Range	Notional Amount (In millions)
November 30, 2009 to November 30, 2010	$450.0
November 30, 2010 to May 30, 2011	300.0

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under the Prior Credit Agreement. In accordance with ASC 815-10, “Derivatives and Hedging (“ASC 815-10”), the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. In connection with the Company’s quarterly effective assessments for the year ended December 31, 2010, the Company determined the hedge to be partially ineffective because the notional amount of the interest rate swap in effect at certain quarterly assessment points exceeded the Company’s outstanding variable rate borrowings under the Prior Credit Agreement. The Company recognized an increase in interest expense of approximately $0.1 million related to the ineffective portion of the Company’s cash flow hedge for the year ended December 31, 2010. During the year ended December 31, 2011, the Company reclassed $1.1 million in previously recognized and cumulative ineffective losses to OCI in connection with the maturity of the Company’s interest rate swap agreement.

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Amount of gain (loss) recognized in OCI on Derivative (Effective Portion)			Location of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain (loss) recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$—	$6.8	$20.4	Interest expense, net	$—	$1.1	$(0.1)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4. Long-Term Debt  – (continued)

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

Note 5. Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2012, 2011, and 2010 consists of the following (in millions):

	2012	2011	2010
Current:
Federal	$101.2	$72.8	$37.6
State	13.9	8.3	4.5
	115.1	81.1	42.1
Deferred:
Federal	(20.7)	20.3	38.9
State	(7.0)	(4.8)	(2.5)
	(27.7)	15.5	36.4
Increase in valuation allowance	1.1	1.2	3.9
Total	$88.5	$97.8	$82.4

The increases in the valuation allowance during the years ended December 31, 2012, 2011 and 2010 were primarily the result of state net operating loss carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $803.6 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2031.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income from continuing operations before income taxes and including net income from non-controlling interests for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.8	2.1	1.6
Valuation allowances	0.6	0.5	1.6
Income tax liability reversals	(0.1)	—	(2.5)
Other items, net	(0.5)	—	(1.1)
Effective income tax rate	36.8%	37.6%	34.6%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 5. Accounting for Income Taxes  – (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2012 and 2011 (in millions):

	2012	2011
Deferred income tax liabilities:
Depreciation and amortization	$(310.2)	$(290.7)
Amortization of convertible debt discounts	(11.9)	(22.5)
Prepaid expenses	(1.6)	(1.3)
Other	(5.1)	(14.3)
Total deferred income tax liabilities	(328.8)	(328.8)
Deferred income tax assets:
Provision for doubtful accounts	89.9	85.7
Employee compensation	70.5	59.5
Professional liability claims	45.4	45.2
Other	77.7	64.9
Total deferred income tax assets	283.5	255.3
Valuation allowance	(61.4)	(59.8)
Net deferred income tax assets	222.1	195.5
Net deferred income tax liabilities	$(106.7)	$(133.3)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Current	$142.5	$125.7
Long-term	(249.2)	(259.0)
Total	$(106.7)	$(133.3)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Balance at beginning of year	$15.7	$16.1
Additions for tax positions of prior years	0.1	5.2
Reductions for tax positions of prior years	(0.8)	(5.5)
Reductions for lapse of statutes of limitations	(0.2)	(0.1)
Balance at end of year	$14.8	$15.7

The components of the long-term income tax liability at December 31, 2012 and 2011 are as follows (in millions):

	2012	2011
Unrecognized tax benefits	$14.8	$15.7
Accrued interest and penalties	2.1	2.3
	$16.9	$18.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 5. Accounting for Income Taxes  – (continued)

Of the $14.8 million of unrecognized tax benefits at December 31, 2012, $1.1 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2012 are tax positions of $13.7 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2012, the Company recorded a net $0.1 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $0.5 million from the expiration of federal and state statutes of limitation, settlements with taxing authorities and interest expense of $0.4 million on unrecognized tax benefits from prior years.

The Company’s U.S. Federal income tax returns for tax years 2009 and beyond remain subject to examination by the Internal Revenue Service. The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2006 and beyond remain subject to examination by various state taxing authorities. As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $1.0 million.

Note 6. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2012 and 2011 (in millions):

	2012	2011
Current portion of reserves for self-insurance claims	$27.2	$41.6
Medical benefits liability	20.9	21.9
Physician minimum revenue guarantee liability	15.2	13.6
Current portion of Marquette Contingent Obligations	13.3	—
EHR deferred income	12.6	—
Other deferred revenues	15.6	13.0
Accrued interest	12.4	14.0
Accrued property taxes	8.8	7.6
Estimated third party cost report settlements	7.2	4.1
Other	52.8	52.4
	$186.0	$168.2

Note 7. Stockholders’ Equity

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides that up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7. Stockholders’ Equity  – (continued)

terms of the preferred stock may be fixed by the Board of Directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, which was amended and restated on February 25, 2009, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $125 per one one-thousandth of a share, subject to adjustment. As of December 31, 2012, and 2011 there was no Series A Preferred Stock outstanding.

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

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Senior Credit Agreement imposes restrictions on the Company’s ability to pay dividends.

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2009, 2010 and 2011. The 2009 plan provided for the repurchase of up to $100.0 million shares of the Company’s common stock and expired in February 2011. The 2010 plan provided for the repurchase of up to $150.0 million shares of the Company’s common stock and expired in March 2012. The 2011 plan provides for the repurchase of up to $250.0 million in shares of the Company’s common stock through March 2013, although it does not obligate the Company to repurchase any specific number of shares. Through December 31, 2012, the Company had repurchased approximately 4.3 million shares for an aggregate purchase price, including commissions, of approximately $154.6 million in accordance with the 2011 repurchase plan. As of December 31, 2012, the Company had remaining authority to repurchase up to an additional $95.4 million in shares in accordance with the 2011 repurchase plan. The Company has designated repurchased shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7. Stockholders’ Equity  – (continued)

In connection with the 2011 repurchase plan, the Company has entered into a trading plan in accordance with U.S. Securities and Exchange Commission (“SEC”) Rule 10b5-1 of the Exchange Act to facilitate the repurchase of its common stock during its current black out period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on December 17, 2012 and will expire on February 19, 2013.

The following tables summarize the Company’s share repurchases in accordance with stock repurchase plans for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2011 repurchase plan	$89.5	2.5	$36.28
Total	$89.5	2.5

	Year Ended December 31, 2011
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2010 repurchase plan	$103.6	3.0	$35.24
2011 repurchase plan	65.1	1.8	$35.41
Total	$168.7	4.8

	Year Ended December 31, 2010
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2009 repurchase plan	$100.0	3.0	$33.21
2010 repurchase plan	46.4	1.3	$34.90
Total	$146.4	4.3

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.1 million, 0.1 million and 0.2 million shares of certain vested LTIP and MSPP shares during the years ended December 31, 2012, 2011 and 2010 for an aggregate price of approximately $6.0 million, $5.9 million and $5.7 million, respectively. The Company has designated these shares as treasury stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligations resulted in pretax comprehensive gains of $0.2 million for the year ended December 31, 2012. The Company’s defined benefit pension plan is further discussed in Note 9. Additionally, changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $6.8 million and $20.5 million, or comprehensive gains net of taxes of $4.0 million and $13.4 million for the years ended December 31, 2011 and 2010, respectively. The Company’s interest rate swap agreement matured effective May 30, 2011, as further discussed in Note 4.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation

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

Effective June 5, 2012, upon stockholders’ approval, the Company increased the shares available for grant under its LTIP and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “Outside Directors Plan”) by an additional approximate 0.5 million and 0.1 million shares, respectively. All of the approximate 0.5 million increase in shares available for grant in accordance with the LTIP are available for issuance as nonvested stock, restricted stock and performance shares.

Description of Stock-Based Compensation Plans

1998 Long-Term Incentive Plan

As of December 31, 2012, the Company is authorized to issue to its officers and employees approximately 18.6 million shares of the Company’s common stock in the form of stock options, nonvested stock, restricted stock and performance shares in accordance with the LTIP.

The Company granted stock options to purchase 789,800, 882,990 and 1,279,688 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the years ended December 31, 2012, 2011 and 2010, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the years ended December 31, 2012, 2011 and 2010 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company granted 436,722, 422,470 and 427,250 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP during the years ended December 31, 2012, 2011 and 2010, respectively. The nonvested stock awards granted during the years ended December 31, 2012, 2011 and 2010 have cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the years ended December 31, 2012, 2011 and 2010, 320,000, 297,000 and 317,000 were performance-based. In addition to requiring continuing service of an employee, the vesting of these nonvested stock awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. In accordance with the LTIP, if these goals are achieved, the nonvested stock awards will cliff-vest three years after the grant date. The performance criteria for performance-based nonvested stock awards granted during the years ended December 31, 2011 and 2010 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based nonvested stock awards granted during the year ended December 31, 2012, the Company has assumed that the performance goals will be achieved. If the performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the specific grant vesting requirements, nonvested stock awards and performance-based awards granted under the LTIP become fully vested upon the death or disability of the participant.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

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

Outside Directors Stock and Incentive Compensation Plan

As of December 31, 2012, the Company is authorized to issue to its non-employee directors approximately 0.5 million shares of the Company’s common stock in the form of stock options, deferred stock units and restricted stock units in accordance with the Outside Directors Plan.

The Outside Directors Plan provides the Company’s non-employee directors an opportunity to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either three years following the date of the award or at the end of the director’s service on the Board of Directors. The number of shares of the Company’s common stock to be paid as a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award.

The Company granted 32,599, 24,143 and 27,475 restricted stock units to its non-employee directors in accordance with the Outside Directors Plan during the years ended December 31, 2012, 2011 and 2010, respectively. All of the restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 are fully vested and are no longer subject to forfeiture. The non-employee director’s receipt of shares of the Company’s common stock pursuant to the restricted stock unit award is deferred until the first business day following the earliest to occur of (i) the third anniversary of the date of grant, or (ii) the date the non-employee director ceases to be a member of the Company’s Board of Directors.

Management Stock Purchase Plan

As of December 31, 2012, the Company is authorized to issue to its officers and employees approximately 0.4 million shares of the Company’s common stock in the form of restricted stock in accordance with the MSPP.

The MSPP provides the Company’s officers and employees an opportunity to purchase shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. The Company granted 51,690, 47,081 and 52,048 shares of restricted stock to certain of its officers and employees in accordance with the MSPP during the years ended December 31, 2012, 2011 and 2010, respectively. The restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 cliff-vest three years from the grant date.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	36.0%	36.0%	39.9%
Risk free interest rate (range)	0.03% – 1.97%	0.01% – 3.58%	0.06% – 3.69%
Expected dividends	—	—	—
Average expected term (years)	5.3	5.4	5.4
Fair value per share of stock options granted	$12.18	$11.73	$11.22

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2012 is as follows:

Stock Options	Number Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2011	3,719,265	$31.97	$11.16	$41.5	$20.9	6.95
Exercisable at December 31, 2011	1,818,952	$31.74	$11.34	$20.6	$11.4	5.29
Unvested at December 31, 2011	1,900,313	$32.18	$10.98	$20.9	$9.4	8.54
Granted	789,800	$39.97	$12.18	$9.6	N/A	N/A
Forfeited (pre-vest cancellation)	(51,395)	$33.42	$11.42	$(0.6)	N/A	N/A
Exercised	(745,474)	$29.34	$10.06	$(7.5)	$8.3	N/A
Expired (post-vest cancellation)	(45,151)	$36.95	$16.58	$(0.7)	N/A	N/A
Vested	946,579	$30.15	$10.43	$9.9	N/A	N/A
Outstanding at December 31, 2012	3,667,045	$34.12	$11.53	$42.3	$16.2	6.84
Exercisable at December 31, 2012	1,974,906	$31.72	$11.26	$22.3	$13.1	5.45
Unvested at December 31, 2012	1,692,139	$36.92	$11.84	$20.0	$3.1	8.46

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $8.3 million, $13.4 million and $5.4 million, respectively. The Company received $21.8 million, $39.0 million and $20.4 million in cash from stock option exercises for the years ended December 31, 2012,

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.7 million, $1.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $11.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months to three years.

A summary of other stock-based award activity in accordance with the LTIP, the Outside Directors Plan and MSPP during the year ended December 31, 2012 is as follows:

Other Stock-Based Awards	Number Shares	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)
			(In millions)	(In millions)
Outstanding at December 31, 2011	1,523,534	$27.46	$41.8	$56.6
Granted	521,011	$36.87	$19.2	N/A
Vested	(551,511)	$22.36	$(12.3)	$21.6
Forfeited (pre-vest cancellation)	(26,873)	$27.62	$(0.7)	N/A
Outstanding at December 31, 2012	1,466,161	$32.72	$48.0	$55.3
Unvested at December 31, 2012	1,381,945	$32.49	$44.9	$52.2

The Company received $1.2 million, $1.2 million and $1.0 million for the issuance of restricted stock in accordance with the MSPP during the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, there was $17.8 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP, the Outside Directors Plan and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2012, 2011 and 2010:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
January 1, 2010	2,813,205	4,223,676	$30.47	1,753,271	$25.87	11,046
Increase in shares available for grant	2,455,000	—	—	—	—	—
Stock option grants	(1,279,688)	1,279,688	31.59	—	—	—
Other stock-based awards grants	(506,773)	—	—	506,773	29.41	—
Deferred stock unit grants	(700)	—	—	—	—	700
Stock option exercises	—	(737,923)	27.67	—	—	—
Other stock-based awards vested	—	—	—	(561,629)	33.34	—
Stock option cancellations	294,953	(294,953)	32.77	—	—	—
Other stock-based awards cancellations	91,758	—	—	(91,758)	23.11	—
December 31, 2010	3,867,755	4,470,488	31.10	1,606,657	24.57	11,746
Stock option grants	(882,990)	882,990	35.87	—	—	—
Other stock-based awards grants	(493,694)	—	—	493,694	33.63	—
Deferred stock unit grants	(798)	—	—	—	—	798
Stock option exercises	—	(1,316,301)	29.65	—	—	—
Other stock-based awards vested	—	—	—	(548,348)	25.05	—
Deferred stock units vested	—	—	—	—	—	(1,465)
Stock option cancellations	317,912	(317,912)	39.21	—	—	—
Other stock-based awards cancellations	28,469	—	—	(28,469)	20.82	—
December 31, 2011	2,836,654	3,719,265	$31.97	1,523,534	$27.46	11,079
Increase in shares available for grant	555,000	—	—	—	—	—
Stock option grants	(789,800)	789,800	39.97	—	—	—
Other stock-based awards grants	(521,011)	—	—	521,011	36.87	—
Stock option exercises	—	(745,474)	29.34	—	—	—
Other stock-based awards vested	—	—	—	(551,511)	22.36	—
Stock option cancellations	96,546	(96,546)	35.07	—	—	—
Other stock-based awards cancellations	26,873	—	—	(26,873)	27.62	—
December 31, 2012	2,204,262 (a)	3,667,045	$34.12	1,466,161	$32.72	11,079

(a)	Of the 2,204,262 shares available for grant as of December 31, 2012, 1,413,819 are available for grant as stock options in accordance with the LTIP; 727,727 are available for grant as other stock-based awards in accordance with the LTIP; 58,333 are available for grant in accordance with the Outside Directors Plan; and 4,383 are available for grant in accordance with the MSPP.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8. Stock-Based Compensation  – (continued)

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Other stock-based awards	$16.9	$14.7	$13.9
Stock options	10.5	9.3	8.5
Total stock-based compensation expense	$27.4	$24.0	$22.4
Tax benefit on stock-based compensation expense	$10.9	$9.7	$9.0

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012, there was $29.0 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.5 years.

Note 9. Defined Benefit Pension Plan

In connection with its acquisition of Marquette General, the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement. The Company has established a separate defined benefit pension plan, the Pension Plan, pursuant to its assumption of a spin-off of a portion of the seller’s defined benefit pension plan. Participation in the Pension Plan is closed to any new or future participants, and participants are required to make contributions totaling 6% of annual compensation in order to continue to accrue benefits. The Company makes contributions to the Pension Plan sufficient to meet its minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the changes in the Company’s Pension Plan benefit obligation and assets from September 1, 2012, the effective date of the Marquette General acquisition, to December 31, 2012 and the unfunded status of the Company’s Pension Plan at December 31, 2012 (in millions):

Benefit obligation at September 1, 2012	$34.9
Service costs	0.2
Interest costs	0.5
Participant contributions	0.2
Actuarial loss	(0.5)
Benefit obligation at December 31, 2012	35.3
Fair value of plan assets at September 1, 2012	14.4
Actual return on plan assets	0.1
Employer contributions	0.2
Participant contributions	0.2
Fair value of plan assets at December 31, 2012	14.9
Unfunded status included in other long-term liabilities in the Company’s accompanying consolidated balance sheet at December 31, 2012	$20.4

The Company recognizes changes in the funded status of the Pension Plan as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income (loss). As of December 31, 2012, the Company recognized a change in the funded status of the Pension Plan as an increase in stockholders’ equity through accumulated other comprehensive income (loss) of $0.2 million based primarily

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 9. Defined Benefit Pension Plan  – (continued)

on year-end adjustments related to a decrease in its unfunded pension liability due to an increase in the discount rate used to measure the projected benefit obligation.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Company’s Pension Plan as of December 31, 2012 (in millions):

Projected benefit obligation	$35.3
Accumulated benefit obligation	$29.3
Fair value of plan assets	$14.9

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation at December 31, 2012 (in millions):

Discount rate	4.0%
Rate of compensation increases	3.0%
Expected long-term return on plan assets	7.0%

The following table summarizes the components of net periodic costs from September 1, 2012 to December 31, 2012 (in millions):

Net periodic benefit cost:
Service cost	$0.2
Interest cost	0.5
Expected return on plan assets	(0.4)
Total net periodic benefit cost	$0.3

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs from September 1, 2012 to December 31, 2012 (in millions):

Discount rate	3.8%
Rate of compensation increases	3.0%
Expected long-term return on plan assets	7.0%

The Company’s Pension Plan investment policy has been formulated to achieve a risk adjusted return that balances the need for asset growth against the risk of significant fluctuations in asset prices and the need for significant contributions from the Company. Cash and cash equivalents are comprised of money market funds and a receivable due to the Pension Plan from the previous sponsor as a result of the final asset allocations as a result of the Marquette acquisition. Fixed income investments include corporate and U.S. government bonds as well as asset and mortgage-backed securities that employ liability directed approaches to minimize changes in the funded status of the plan.

On a quarterly basis, or more frequently as necessary, the current risk levels, asset performance and expected return on assets are reviewed and evaluated against goals and targets by a committee of the Pension Plan. The Pension Plan committee strives to maintain a balance between risk and return through the use of modern portfolio theory methods, in conjunction with Monte Carlo modeling to evaluate the behavior of the portfolio under different scenarios.

As of December 31, 2012, the Company was still in the process of developing and implementing its investment policies and strategies for the allocation of plan assets within different asset categories and funds. Prospectively, the Company’s target allocation for plan assets is approximately 50% fixed income and 50% equity securities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 9. Defined Benefit Pension Plan  – (continued)

The Company measures the fair value of the Pension Plan assets in accordance with ASC 820-10. ASC 820-10 establishes a framework for measuring fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers are as follows:

Level 1 —	defined as observable inputs such as quoted prices in active markets;
Level 2 —	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 —	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Pension Plan’s investments in corporate and U.S. government bonds are generally valued at the closing price reported in the active market in which the related instrument is traded. In certain limited circumstances, other corporate debt instruments are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The Pension Plan’s investments in asset and mortgage-backed securities are valued based on external prices or on the basis of their future principal and interest payments that have been discounted to prevailing interest rates for similar investments, using market spread data and other current market assumptions on prepayments and defaults.

Because all of the inputs used to value corporate and U.S. government bonds as well as asset and mortgage-backed securities are either directly or indirectly observable but other than quoted prices in active markets, the Company has classified these assets as Level 2 investments. Although quoted prices are generally available for the Pension Plan’s investments in corporate and U.S. government bonds, in certain limited circumstances, the markets in which the securities are distributed or traded may be limited to one or only a few brokers and vendors. Additionally, in certain other circumstances information regarding the trading volume of these investments is not always available or verifiable.

The following table summarizes the plan assets measured at fair value as of December 31, 2012, by major asset category and aggregated by level within the fair value hierarchy (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.9	$3.9	$—	$—
U.S. government bonds	2.2	—	2.2	—
Corporate bonds	7.4	—	7.4	—
Asset and mortgage-backed securities	1.4	—	1.4	—
Total	$14.9	$3.9	$11.0	$—

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 9. Defined Benefit Pension Plan  – (continued)

The Company expects to contribute approximately $1.2 million to the Pension Plan during the year ended December 31, 2013. Additionally, the Company expects to make future benefit payments from the Pension Plan as follows for the years indicated (in millions):

2013	$0.3
2014	0.4
2015	0.6
2016	0.8
2017	0.9
Five years thereafter	7.7
$10.7

Note 10. Commitments and Contingencies

Legal Proceedings and General Liability Claims

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In May 2009, the Company’s hospital in Andalusia, Alabama (“Andalusia Regional Hospital”) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York (“AUSA-NY”) regarding an investigation they are conducting with respect to the billing of kyphoplasty (spine-related) procedures. Based on a review of the number of the kyphoplasty procedures performed at all of the Company’s other hospitals, as part of an effort to cooperate with the U.S. Attorney’s Office, by letter dated January 20, 2010 the Company identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. The Company has completed its review of the relevant medical records and is continuing to cooperate with the government’s investigation. In January 2013, the Company reached a settlement in principle with the AUSA-NY that will, if effectuated, settle this matter for approximately $2.6 million, which was included in the Company’s reserves for uninsured litigation at December 31, 2012.

In January 2013, Jackson Purchase Medical Center (“Jackson Purchase”) entered into a voluntary settlement agreement with the DOJ and the OIG for a cash payment of approximately $0.9 million, which was included in the Company’s reserves for uninsured litigation at December 31, 2012. The settlement relates to the relationship between the hospital and a physician on its medical staff and that physician’s use of a hospital-employed advanced nurse practitioner, as well as lease arrangements between the hospital and physician. Jackson Purchase is currently subject to a five-year Corporate Integrity Agreement with the OIG, which became effective June 26, 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10. Commitments and Contingencies  – (continued)

In addition to legal proceedings initiated by government agencies and third parties, all hospitals have an obligation to report and refund promptly any overpayments received once identified. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments become obligations in violation of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program, (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law), and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with the Company’s acquisition of Marquette General, Marquette General self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. This self-disclosure is pending with CMS. To the extent that the Marquette Seller’s satisfaction of the Marquette Contingent Obligations, which include the CMS voluntary self-disclosure as well as other obligations, causes its net proceeds to be reduced to less than $15.0 million, the Company would pay additional purchase consideration to the Marquette Seller. The Company made reasonable estimates of these potential liabilities and recorded an aggregate of $31.3 million (a portion of which relates to Marquette General’s CMS voluntary self-disclosure) representing the preliminary fair values of its potential obligation to the Marquette Seller related to the Marquette Contingent Obligations. The Company’s management does not control and cannot predict with certainty the amount the Marquette Seller will owe any agency or creditor. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded. To the extent the Company is required to pay additional purchase consideration pursuant to the Marquette Contingent Obligations, the amounts paid will reduce on a dollar-for-dollar basis, the remaining $318.6 million of the initial $350.0 million in capital improvements and physician recruitment commitment at Marquette General. The Marquette Contingent Obligations are further described in Note 2.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $33.0 million at December 31, 2012. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $15.2 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities, including its recent acquisitions of Marquette General and Twin County.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10. Commitments and Contingencies  – (continued)

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $81.0 million in costs related to uncompleted projects as of December 31, 2012, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2012, these uncompleted projects had an estimated cost to complete and equip of approximately $68.8 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including its recent acquisitions of Marquette General and Twin County.

Shared Centralized Resource Model Arrangements

In June 2012, the Company entered into agreements with a third party to provide certain nonclinical business functions to the Company, including supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from six to ten years. These agreements are in addition to the Company’s existing agreement with this third party to provide payroll processing services.

The Company’s management believes this model of sharing centralized resources to support common business functions across multi-facility enterprises provides it efficiencies and is the most cost effective approach to managing these nonclinical business functions. The Company expects to implement the supply chain management and revenue cycle functions over the next 18 to 24 months. Primarily in connection with the implementation process, the Company incurred severance and retention costs for its affected workforce of $3.8 million for the year ended December 31, 2012. The Company estimates it will recognize approximately $4.6 million of additional severance and retention costs over the remaining implementation periods.

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

Development Agreement with the City of Ennis

The Company entered into an agreement with the City of Ennis, Texas during 2005 to construct and equip a new hospital to replace the existing Ennis Regional Medical Center. During 2007, the Company completed the construction of the new facility for approximately $35.0 million, all of which was paid for by the Company. Pursuant to the terms of the agreement, the City of Ennis paid $14.7 million of the construction cost to the Company, and the Company entered into a 40-year lease agreement as lessee of the facility from the City of Ennis. The Company recorded the $14.7 million payment from the City of Ennis as a deferred income liability which the Company is amortizing on a straight-line basis over the term of the lease. As of December 31, 2012, the unamortized deferred income liability was $12.4 million.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10. Commitments and Contingencies  – (continued)

Leases

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2012, 2011 and 2010 was $34.3 million, $30.0 million and $27.0 million, respectively.

Future minimum lease payments at December 31, 2012, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital Lease Obligations	Total
2013	$23.4	$3.6	$27.0
2014	12.7	2.6	15.3
2015	8.8	2.4	11.2
2016	6.6	2.2	8.8
2017	4.9	1.2	6.1
Thereafter	24.1	9.4	33.5
	$80.5	$21.4	$101.9
Less: interest portion		(11.5)
Long-term obligations under capital leases		$9.9

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013. Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of just over 15 years following construction completion. The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases — Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Other long-term liabilities” in the accompanying consolidated balance sheet of $15.8 million as of December 31, 2012. This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center. Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (dollars and shares in millions, except per share amounts):

	2012	2011	2010
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$155.6	$165.5	$158.7
Less: Net income attributable to noncontrolling interests	(3.7)	(2.8)	(3.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	151.9	162.7	155.6
Income (loss) from discontinued operations, net of income taxes	—	0.2	(0.1)
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$162.9	$155.5
Denominator:
Weighted average shares outstanding – basic	47.2	49.3	52.2
Effect of dilutive securities: stock options and other stock-based awards	1.2	1.2	1.3
Weighted average shares outstanding – diluted	48.4	50.5	53.5
Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$3.22	$3.30	$2.98
Diluted	$3.14	$3.22	$2.91

The Company’s 3½% Notes and 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion using the treasury stock method if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and 3¼% Debentures have been excluded because the effects would have been anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2012
	First	Second	Third	Fourth
Revenues	$851.0	$827.3	$820.2	$893.3
Income from continuing operations	$56.9	$41.9	$19.3	$37.5
Income (loss) from discontinued operations, net of income taxes	0.1	0.1	—	(0.2)
Net income	57.0	42.0	19.3	37.3
Less: Net income attributable to noncontrolling interests	(0.9)	(1.7)	(0.1)	(1.0)
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$40.3	$19.2	$36.3
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.19	$0.85	$0.40	$0.78
Discontinued operations	—	—	—	(0.01)
Net income	$1.19	$0.85	$0.40	$0.77
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.16	$0.83	$0.39	$0.76
Discontinued operations	—	—	—	(0.01)
Net income	$1.16	$0.83	$0.39	$0.75

	2011
	First	Second	Third	Fourth
Revenues	$758.5	$747.1	$739.2	$781.3
Income from continuing operations	$46.5	$41.1	$39.6	$38.3
Income (loss) from discontinued operations, net of income taxes	0.3	—	(0.1)	—
Net income	46.8	41.1	39.5	38.3
Less: Net income attributable to noncontrolling interests	(0.7)	(0.8)	(0.7)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$46.1	$40.3	$38.8	$37.7
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.91	$0.79	$0.79	$0.80
Discontinued operations	0.01	—	—	—
Net income	$0.92	$0.79	$0.79	$0.80
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.89	$0.77	$0.77	$0.78
Discontinued operations	—	—	—	—
Net income	$0.89	$0.77	$0.77	$0.78

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 13. Subsequent Events

In May 2012, the Company entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in the Kentucky and Southern Indiana region. Effective January 1, 2013, RHN acquired Scott Memorial Hospital (“Scott Memorial”), a 25 bed hospital located in Scottsburg, Indiana for approximately $9.5 million, including net working capital. The purchase price of Scott Memorial, which was paid on December 31, 2012, is reflected as a deposit and is included under the caption “Other assets” in the accompanying consolidated balance sheet at December 31, 2012. The Company has committed to invest in Scott Memorial an additional $3.0 million in capital expenditures and improvements over the next five years.

On February 6, 2013, the Company amended its Senior Credit Agreement pursuant to which it issued $325.0 million of Incremental Term Loans. The proceeds of the Incremental Term Loans were used to repurchase $223.0 million of the Company’s 3¼% Debentures, plus accrued and unpaid interest, following the exercise by the holders thereof of their right to require us to repurchase the 3¼% Debentures on February 15, 2013, as well as to pay fees and expenses related to the issuance of the Incremental Term Loans. The Company currently intends, subject to certain market conditions, to redeem the remaining $2.0 million of the outstanding 3¼% Debentures with the proceeds of the Incremental Term Loans on or after February 20, 2013. The Company intends to use the remaining proceeds of the Incremental Term Loan for general corporate purposes.

The Incremental Term Loans mature on July 24, 2017 and require quarterly repayments, commencing on March 31, 2013, in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity. The Incremental Term Loans bear interest at a rate equal to either the ABR or LIBOR from time to time in effect, at the Company’s option, plus an applicable margin above the specified index as follows: (i) in the case of borrowings accruing interest at a rate based on ABR, ABR plus an applicable margin of 1.50% per annum, and (ii) in the case of borrowings accruing interest at a rate based on LIBOR, LIBOR plus an applicable margin of 2.50% per annum. The Incremental Term Loans will initially bear interest at a rate based on 30-day adjusted LIBOR.

The Company may prepay the Incremental Term Loans at any time prior to the six-month anniversary of their issuance, subject to a 1.0% prepayment premium if such prepayment is made from proceeds of long-term bank debt financing having an effective interest rate or weighted average yield that is less than the interest rate for or weighted average yield of such Incremental Term Loans. The Company may prepay the Incremental Term Loans at any time after the six-month anniversary of their issuance without any prepayment premium.

The Incremental Term Loans are guaranteed, on a senior basis, by the subsidiaries of the Company that guarantee the Senior Credit Agreement. The Incremental Term Loans are secured by the collateral that secures the Senior Credit Agreement, consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes owned by the Company and each guarantor. The Incremental Term Loans will rank pari passu with the term loans outstanding immediately prior to the effective date of their issuance.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Senior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,427.1	$589.1	$—	$4,016.2
Provision for doubtful accounts	—	538.9	85.5	—	624.4
Revenues	—	2,888.2	503.6	—	3,391.8
Salaries and benefits	27.4	1,303.4	223.7	—	1,554.5
Supplies	—	430.0	94.6	—	524.6
Other operating expenses	0.2	696.1	102.8	—	799.1
Other income	—	(27.5)	(4.5)	—	(32.0)
Equity in earnings of affiliates	(200.2)	—	—	200.2	—
Depreciation and amortization	—	162.2	30.9	—	193.1
Interest expense, net	22.4	70.9	6.7	—	100.0
Debt extinguishment costs	4.4	—	—	—	4.4
Impairment charges	—	4.0	—	—	4.0
Management (income) fees	—	(8.4)	8.4	—	—
	(145.8)	2,630.7	462.6	200.2	3,147.7
Income from continuing operations before taxes	145.8	257.5	41.0	(200.2)	244.1
(Benefit) provision for income taxes	(6.1)	94.6	—	—	88.5
Net income	151.9	162.9	41.0	(200.2)	155.6
Less: Net income attributable to noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$162.2	$38.0	$(200.2)	$151.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,207.0	$337.6	$—	$3,544.6
Provision for doubtful accounts	—	470.5	48.0	—	518.5
Revenues	—	2,736.5	289.6	—	3,026.1
Salaries and benefits	24.0	1,232.8	107.9	—	1,364.7
Supplies	—	414.8	54.7	—	469.5
Other operating expenses	0.2	630.2	52.0	—	682.4
Other income	—	(24.6)	(2.1)	—	(26.7)
Equity in earnings of affiliates	(216.5)	—	—	216.5	—
Depreciation and amortization	—	148.1	17.7	—	165.8
Interest expense, net	34.2	70.8	2.1	—	107.1
Management (income) fees	—	(9.6)	9.6	—	—
	(158.1)	2,462.5	241.9	216.5	2,762.8
Income from continuing operations before taxes	158.1	274.0	47.7	(216.5)	263.3
(Benefit) provision for income taxes	(4.8)	102.6	—	—	97.8
Income from continuing operations	162.9	171.4	47.7	(216.5)	165.5
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income	162.9	171.6	47.7	(216.5)	165.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.0)	—	(2.8)
Net income attributable to LifePoint Hospitals, Inc.	$162.9	$170.8	$45.7	$(216.5)	$162.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$2,961.9	$300.5	$—	$3,262.4
Provision for doubtful accounts	—	405.2	38.6	—	443.8
Revenues	—	2,556.7	261.9	—	2,818.6
Salaries and benefits	22.4	1,153.6	94.3	—	1,270.3
Supplies	—	392.7	50.3	—	443.0
Other operating expenses	0.4	557.8	47.0	—	605.2
Equity in earnings of affiliates	(215.4)	—	—	215.4	—
Depreciation and amortization	—	134.1	14.4	—	148.5
Interest expense, net	41.2	66.4	0.5	—	108.1
Debt extinguishment costs	2.3	0.1	—	—	2.4
Management (income) fees	—	(8.6)	8.6	—	—
	(149.1)	2,296.1	215.1	215.4	2,577.5
Income from continuing operations before taxes	149.1	260.6	46.8	(215.4)	241.1
(Benefit) provision for income taxes	(6.4)	88.8	—	—	82.4
Income from continuing operations	155.5	171.8	46.8	(215.4)	158.7
Loss from discontinued operations, net of taxes	—	(0.1)	—	—	(0.1)
Net income	155.5	171.7	46.8	(215.4)	158.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.3)	—	(3.1)
Net income attributable to LifePoint Hospitals, Inc.	$155.5	$170.9	$44.5	$(215.4)	$155.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$151.9	$162.9	$41.0	$(200.2)	$155.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	0.2		0.2	(0.2)	0.2
Other comprehensive income	0.2	—	0.2	(0.2)	0.2
Comprehensive income	152.1	162.9	41.2	(200.4)	155.8
Less: Net income attributable to noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$152.1	$162.2	$38.2	$(200.4)	$152.1

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$162.9	$171.6	$47.7	$(216.5)	$165.7
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	4.0	—	—	—	4.0
Other comprehensive income	4.0	—	—	—	4.0
Comprehensive income	166.9	171.6	47.7	(216.5)	169.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.0)	—	(2.8)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$166.9	$170.8	$45.7	$(216.5)	$166.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$155.5	$171.7	$46.8	$(215.4)	$158.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	13.4	—	—	—	13.4
Other comprehensive income	13.4	—	—	—	13.4
Comprehensive income	168.9	171.7	46.8	(215.4)	172.0
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.3)	—	(3.1)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$168.9	$170.9	$44.5	$(215.4)	$168.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$26.8	$58.2	$—	$85.0
Accounts receivable, net	—	410.1	108.7	—	518.8
Inventories	—	76.9	20.1	—	97.0
Prepaid expenses	0.1	28.0	3.7	—	31.8
Deferred tax assets	142.5	—	—	—	142.5
Other current assets	—	37.9	12.3	—	50.2
	142.6	579.7	203.0	—	925.3
Property and equipment:
Land	—	74.7	27.2	—	101.9
Buildings and improvements	—	1,524.2	291.0	—	1,815.2
Equipment	—	1,172.2	117.5	—	1,289.7
Construction in progress	—	76.2	4.8	—	81.0
	—	2,847.3	440.5	—	3,287.8
Accumulated depreciation	—	(1,175.5)	(81.4)	—	(1,256.9)
	—	1,671.8	359.1	—	2,030.9
Deferred loan costs, net	21.9	—	—	—	21.9
Intangible assets, net	—	48.0	36.5	—	84.5
Investments in subsidiaries	1,663.1	—	—	(1,663.1)	—
Other	1.5	27.3	19.0	—	47.8
Goodwill	—	1,440.4	171.4	—	1,611.8
Total assets	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$92.9	$24.5	$—	$117.4
Accrued salaries	—	105.0	23.2	—	128.2
Other current liabilities	13.1	137.4	35.5	—	186.0
Current maturities of long-term debt	11.3	1.3	0.7	—	13.3
	24.4	336.6	83.9	—	444.9
Long-term debt	1,688.6	5.8	2.1	—	1,696.5
Intercompany	(2,200.5)	1,963.1	237.4	—	—
Deferred income tax liabilities	249.2	—	—	—	249.2
Long-term portion of reserves for self-insurance claims	—	106.7	26.3	—	133.0
Other long-term liabilities	—	39.5	39.7	—	79.2
Long-term income tax liability	16.9	—	—	—	16.9
Total liabilities	(221.4)	2,451.7	389.4	—	2,619.7
Redeemable noncontrolling interests	—	—	29.4	—	29.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,314.1	349.0	(1,663.1)	2,050.5
Noncontrolling interests	—	1.4	21.2	—	22.6
Total equity	2,050.5	1,315.5	370.2	(1,663.1)	2,073.1
Total liabilities and equity	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106.2	$20.0	$—	$126.2
Accounts receivable, net	—	373.6	57.0	—	430.6
Inventories	—	75.4	11.8	—	87.2
Prepaid expenses	0.1	24.7	1.6	—	26.4
Deferred tax assets	125.7	—	—	—	125.7
Other current assets	1.6	42.3	—	—	43.9
	127.4	622.2	90.4	—	840.0
Property and equipment:
Land	—	74.1	19.4	—	93.5
Buildings and improvements	—	1,427.5	204.1	—	1,631.6
Equipment	—	991.3	92.7	—	1,084.0
Construction in progress	—	102.6	3.1	—	105.7
	—	2,595.5	319.3	—	2,914.8
Accumulated depreciation	—	(1,001.2)	(83.2)	—	(1,084.4)
	—	1,594.3	236.1	—	1,830.4
Deferred loan costs, net	21.7	—	—	—	21.7
Intangible assets, net	—	46.7	42.8	—	89.5
Investments in subsidiaries	1,467.9	—	—	(1,467.9)	—
Other	1.0	16.7	2.1	—	19.8
Goodwill	—	1,413.1	155.6	—	1,568.7
Total assets	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.5	$11.1	$—	$99.6
Accrued salaries	—	94.3	8.8	—	103.1
Other current liabilities	14.0	141.1	13.1	—	168.2
Current maturities of long-term debt	—	1.5	0.4	—	1.9
	14.0	325.4	33.4	—	372.8
Long-term debt	1,588.2	6.0	1.2	—	1,595.4
Intercompany	(2,206.4)	2,151.4	55.0	—	—
Deferred income tax liabilities	259.0	—	—	—	259.0
Long-term portion of reserves for self-insurance claims	—	94.8	23.5	—	118.3
Other long-term liabilities	—	18.4	2.4	—	20.8
Long-term income tax liability	18.0	—	—	—	18.0
Total liabilities	(327.2)	2,596.0	115.5	—	2,384.3
Redeemable noncontrolling interests	—	—	26.2	—	26.2
Total LifePoint Hospitals, Inc. stockholders' equity	1,945.2	1,095.5	372.4	(1,467.9)	1,945.2
Noncontrolling interests	—	1.5	12.9	—	14.4
Total equity	1,945.2	1,097.0	385.3	(1,467.9)	1,959.6
Total liabilities and equity	$1,618.0	$3,693.0	$527.0	$(1,467.9)	$4,370.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$151.9	$162.9	$41.0	$(200.2)	$155.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(200.2)	—	—	200.2	—
Stock-based compensation	27.4	—	—	—	27.4
Depreciation and amortization	—	162.2	30.9	—	193.1
Amortization of physician minimum revenue guarantees	—	17.9	1.7	—	19.6
Amortization of convertible debt discounts	26.0	—	—	—	26.0
Amortization of deferred loan costs	5.4	—	—	—	5.4
Debt extinguishment costs	4.4	—	—	—	4.4
Impairment charges	—	4.0	—	—	4.0
Deferred income tax benefit	(24.2)	—	—	—	(24.2)
Reserve for self-insurance claims, net of payments	—	(1.2)	2.8	—	1.6
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(25.3)	(18.0)	—	(43.3)
Inventories and other current assets	—	(4.2)	(5.5)	—	(9.7)
Accounts payable and accrued expenses	(1.6)	16.2	4.9	—	19.5
Income taxes payable/receivable	2.3	—	—	—	2.3
Other	—	2.1	(0.9)	—	1.2
Net cash (used in) provided by operating activities – continuing operations	(8.6)	334.6	56.9	—	382.9
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by operating activities	(8.6)	333.9	56.9	—	382.2
Cash flows from investing activities:
Purchases of property and equipment	—	(201.3)	(20.1)	—	(221.4)
Acquisitions, net of cash acquired	—	(40.3)	(159.4)	—	(199.7)
Other	(0.5)	(0.5)	—	—	(1.0)
Net cash used in investing activities	(0.5)	(242.1)	(179.5)	—	(422.1)
Cash flows from financing activities:
Proceeds from borrowings	555.0	—	—	—	555.0
Payments of borrowings	(469.3)	—	—	—	(469.3)
Repurchases of common stock	(95.5)	—	—	—	(95.5)
Payment of debt financing costs	(10.0)	—	—	—	(10.0)
Proceeds from exercise of stock options	21.8	—	—	—	21.8
Proceeds from employee stock purchase plans	1.2	—	—	—	1.2
Proceeds from (distributions to) noncontrolling interests	—	1.2	(5.0)	—	(3.8)
Sales of redeemable noncontrolling interests	—	—	1.6	—	1.6
Change in intercompany balances with affiliates, net	5.9	(170.8)	164.9	—	—
Capital lease payments and other	—	(1.6)	(0.7)	—	(2.3)
Net cash provided by (used in) financing activities	9.1	(171.2)	160.8	—	(1.3)
Change in cash and cash equivalents	—	(79.4)	38.2	—	(41.2)
Cash and cash equivalents at beginning of period	—	106.2	20.0	—	126.2
Cash and cash equivalents at end of period	$—	$26.8	$58.2	$—	$85.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$162.9	$171.6	$47.7	$(216.5)	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(216.5)	—	—	216.5	—
Stock-based compensation	24.0	—	—	—	24.0
Depreciation and amortization	—	148.1	17.7	—	165.8
Amortization of physician minimum revenue guarantees	—	17.8	2.0	—	19.8
Amortization of convertible debt discounts	24.3	—	—	—	24.3
Amortization of deferred loan costs	5.9	—	—	—	5.9
Deferred income taxes	23.1	—	—	—	23.1
Reserve for self-insurance claims, net of payments	—	17.4	0.6	—	18.0
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(13.3)	(16.2)	—	(29.5)
Inventories and other current assets	(0.1)	(19.8)	(0.2)	—	(20.1)
Accounts payable and accrued expenses	(2.0)	9.1	(4.2)	—	2.9
Income taxes payable/receivable	3.9	—	—	—	3.9
Other	—	(2.5)	0.1	—	(2.4)
Net cash provided by operating activities – continuing operations	25.5	328.2	47.5	—	401.2
Net cash provided by operating activities – discontinued operations	—	0.3	—	—	0.3
Net cash provided by operating activities	25.5	328.5	47.5	—	401.5
Cash flows from investing activities:
Purchases of property and equipment	—	(205.3)	(14.6)	—	(219.9)
Acquisitions, net of cash acquired	—	(2.0)	(119.0)	—	(121.0)
Other	(1.0)	(0.2)	—		(1.2)
Net cash used in investing activities	(1.0)	(207.5)	(133.6)	—	(342.1)
Cash flows from financing activities:
Payments of borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(174.6)	—	—	—	(174.6)
Payment of debt financing costs	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	39.0	—	—	—	39.0
Proceeds from employee stock purchase plans	1.2	—	—	—	1.2
Proceeds from (distributions to) noncontrolling interests	—	1.5	(3.3)	—	(1.8)
Repurchases of redeemable noncontrolling interests	—	—	(2.3)	—	(2.3)
Change in intercompany balances with affiliates, net	110.3	(211.9)	101.6	—	—
Capital lease payments and other	—	(1.4)	(0.2)	—	(1.6)
Net cash (used in) provided by financing activities	(24.5)	(211.9)	95.8	—	(140.6)
Change in cash and cash equivalents	—	(90.9)	9.7	—	(81.2)
Cash and cash equivalents at beginning of period	—	197.1	10.3	—	207.4
Cash and cash equivalents at end of period	$—	$106.2	$20.0	$—	$126.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$155.5	$171.7	$46.8	$(215.4)	$158.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	0.1	—	—	0.1
Equity in earnings of affiliates	(215.4)	—	—	215.4	—
Stock-based compensation	22.4	—	—	—	22.4
Depreciation and amortization	—	134.1	14.4	—	148.5
Amortization of physician minimum revenue guarantees	—	15.6	1.5	—	17.1
Amortization of convertible debt discounts	22.6	—	—	—	22.6
Amortization of deferred loan costs	7.1	—	—	—	7.1
Debt extinguishment costs	2.3	0.1	—	—	2.4
Deferred income tax benefit	(29.0)	—	—	—	(29.0)
Reserve for self-insurance claims, net of payments	—	10.8	(0.5)	—	10.3
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(39.9)	0.8	—	(39.1)
Inventories and other current assets	—	(4.7)	(0.7)	—	(5.4)
Accounts payable and accrued expenses	7.1	7.5	(1.4)	—	13.2
Income taxes payable/receivable	48.8	—	—	—	48.8
Other	(0.2)	(1.6)	(0.1)	—	(1.9)
Net cash provided by operating activities – continuing operations	21.2	293.7	60.8	—	375.7
Net cash used in operating activities – discontinued operations	—	(1.6)	—	—	(1.6)
Net cash provided by operating activities	21.2	292.1	60.8	—	374.1
Cash flows from investing activities:
Purchases of property and equipment	—	(160.6)	(8.1)	—	(168.7)
Acquisitions, net of cash acquired	—	(172.1)	(12.8)	—	(184.9)
Net cash used in investing activities	—	(332.7)	(20.9)	—	(353.6)
Cash flows from financing activities:
Proceeds from borrowings	400.0	—	—	—	400.0
Payments of borrowings	(249.2)	(6.0)	—	—	(255.2)
Repurchases of common stock	(152.1)	—	—	—	(152.1)
Payment of debt financing costs	(13.7)	—	—	—	(13.7)
Proceeds from exercise of stock options	20.4	—	—	—	20.4
Proceeds from employee stock purchase plans	1.0	—	—	—	1.0
Proceeds from (distributions to) noncontrolling interests	—	1.0	(3.4)	—	(2.4)
Sales of redeemable noncontrolling interests	—	—	3.1	—	3.1
Change in intercompany balances with affiliates, net	(27.6)	65.5	(37.9)	—	—
Capital lease payments and other	—	(1.2)	(0.2)	—	(1.4)
Net cash (used in) provided by financing activities	(21.2)	59.3	(38.4)	—	(0.3)
Change in cash and cash equivalents	—	18.7	1.5	—	20.2
Cash and cash equivalents at beginning of period	—	178.4	8.8	—	187.2
Cash and cash equivalents at end of period	$—	$197.1	$10.3	$—	$207.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 15, 2013.

LIFEPOINT HOSPITALS, INC.

By:	/s/ WILLIAM F. CARPENTER III William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2013
/s/ JEFFREY S. SHERMAN Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 15, 2013
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 15, 2013
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 15, 2013
/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr.	Director	February 15, 2013
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 15, 2013
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 15, 2013
/s/ JOHN E. MAUPIN, JR., D.D.S. John E. Maupin, Jr., D.D.S.	Director	February 15, 2013
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Lead Director	February 15, 2013

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Form of 3.25% Convertible Senior Subordinated Debenture due 2025 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.4	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.5	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.6	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.7	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.8	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA – Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.19	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).
10.20	—	ISDA 2002 Master Agreement, dated as of June 1, 2006, between Citibank, N.A. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.21	—	Schedule to the ISDA 2002 Master Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K/A dated September 8, 2006, File No. 000-51251).
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*
10.25	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith