Form 10-Q
period 2013-03-31
LIFEPOINT HOSPITALS, INC.
filed 2013-04-26
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51251

________________

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

As of April 19, 2013, the number of outstanding shares of the registrant’s Common Stock was 47,389,502.

LifePoint Hospitals, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues before provision for doubtful accounts	$1,100.2	$998.1
Provision for doubtful accounts	169.1	147.1
Revenues	931.1	851.0

Salaries and benefits	433.2	370.0
Supplies	144.7	129.0
Other operating expenses	221.5	188.5
Other income	(5.7)	(1.2)
Depreciation and amortization	55.8	45.1
Interest expense, net	23.9	25.5
Debt extinguishment costs	4.4	-
Impairment charge	-	3.1
	877.8	760.0

Income from continuing operations before income taxes	53.3	91.0
Provision for income taxes	20.3	34.1
Income from continuing operations	33.0	56.9
Income from discontinued operations, net of income taxes	0.1	0.1
Net income	33.1	57.0
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$56.1

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.71	$1.19
Diluted	$0.69	$1.16

Weighted average shares and dilutive securities outstanding:
Basic	45.8	47.0
Diluted	47.2	48.3

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$32.3	$56.0
Income from discontinued operations, net of income taxes	0.1	0.1
Net income	$32.4	$56.1

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts)

	March 31,	December 31,
	2013	2012 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$160.4	$85.0
Accounts receivable, less allowances for doubtful accounts of $610.9 and $558.4 at March 31, 2013 and December 31, 2012, respectively	562.1	518.8
Inventories	96.3	97.0
Prepaid expenses	36.2	31.8
Deferred tax assets	149.9	142.5
Other current assets	53.6	50.2
	1,058.5	925.3
Property and equipment:
Land	102.1	101.9
Buildings and improvements	1,823.3	1,815.2
Equipment	1,320.5	1,289.7
Construction in progress (estimated costs to complete and equip after March 31, 2013 is $60.8)	80.7	81.0
	3,326.6	3,287.8
Accumulated depreciation	(1,303.6)	(1,256.9)
	2,023.0	2,030.9

Deferred loan costs, net	17.1	21.9
Intangible assets, net	81.9	84.5
Other	38.1	47.8
Goodwill	1,611.5	1,611.8
Total assets	$4,830.1	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113.3	$117.4
Accrued salaries	110.9	128.2
Income taxes payable	27.7	0.7
Other current liabilities	204.4	185.3
Current maturities of long-term debt	567.7	13.3
	1,024.0	444.9

Long-term debt	1,158.4	1,696.5
Deferred income tax liabilities	247.6	249.2
Long-term portion of reserves for self-insurance claims	138.6	133.0
Other long-term liabilities	83.8	79.2
Long-term income tax liability	16.9	16.9
Total liabilities	2,669.3	2,619.7

Redeemable noncontrolling interests	29.8	29.4

Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,094,822 and 64,472,700 shares issued at March 31, 2013 and December 31, 2012, respectively	0.6	0.6
Capital in excess of par value	1,435.8	1,403.5
Accumulated other comprehensive income	0.2	0.2
Retained earnings	1,251.2	1,218.8
Common stock in treasury, at cost, 17,706,462 and 17,544,668 shares at March 31, 2013 and December 31, 2012, respectively	(579.7)	(572.6)
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	2,050.5
Noncontrolling interests	22.9	22.6
Total equity	2,131.0	2,073.1
Total liabilities and equity	$4,830.1	$4,722.2

__________________________________

See accompanying notes

2

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share amounts)

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$33.1	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.1)	(0.1)
Stock-based compensation	6.8	6.8
Depreciation and amortization	55.8	45.1
Amortization of physician minimum revenue guarantees	4.5	5.0
Amortization of debt discounts	5.9	6.3
Amortization of deferred loan costs	1.2	1.5
Debt extinguishment costs	4.4	-
Impairment charge	-	3.1
Deferred income tax benefit	(7.1)	(21.5)
Reserve for self-insurance claims, net of payments	4.6	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(29.5)	(82.4)
Inventories and other current assets	(6.1)	1.0
Accounts payable and accrued expenses	(10.2)	(6.9)
Income taxes payable/receivable	27.0	54.0
Other	1.5	0.2
Net cash provided by operating activities - continuing operations	91.8	73.8
Net cash provided by (used in) operating activities - discontinued operations	0.4	(0.8)
Net cash provided by operating activities	92.2	73.0

Cash flows from investing activities:
Purchases of property and equipment	(38.5)	(60.8)
Acquisitions, net of cash acquired	(1.3)	(20.1)
Other	0.2	(0.2)
Net cash used in investing activities	(39.6)	(81.1)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-
Payments of borrowings	(313.6)	-
Repurchases of common stock	(7.1)	(5.5)
Payment of debt financing costs	(0.9)	-
Proceeds from exercise of stock options	23.6	3.9
Proceeds from employee stock purchase plans	-	0.7
Distributions to noncontrolling interests	(1.5)	(0.7)
Capital lease payments and other	(0.7)	(0.4)
Net cash provided by (used in) financing activities	22.8	(2.0)

Change in cash and cash equivalents	75.4	(10.1)
Cash and cash equivalents at beginning of period	85.0	126.2
Cash and cash equivalents at end of period	$160.4	$116.1

Supplemental disclosure of cash flow information:
Interest payments	$7.2	$8.0
Capitalized interest	$0.4	$0.8
Income tax payments, net	$0.5	$1.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2012 (a)	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1
Net income	-	-	-	-	32.4	-	0.7	33.1
Exercise of stock options and tax benefits of stock-based awards	0.7	-	25.5	-	-	-	-	25.5
Stock-based compensation	-	-	6.8	-	-	-	-	6.8
Repurchases of common stock, at cost	(0.2)	-	-	-	-	(7.1)	-	(7.1)
Noncash change in noncontrolling interests as a result of acquisition	-	-	-	-	-	-	1.1	1.1
Cash distributions to noncontrolling interests	-	-	-	-	-	-	(1.5)	(1.5)
Balance at March 31, 2013	47.4	$0.6	$1,435.8	$0.2	$1,251.2	$(579.7)	$22.9	$2,131.0

_________________________________

(a)	Derived from audited consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Note 1. Organization,  Basis of Presentation, and Recently Issued Accounting Pronouncements

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company” or “LifePoint.” At March 31, 2013, on a consolidated basis, the Company operated 57 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The Company adopted ASU 2013-2 during the first quarter of 2013.  At March 31, 2013, the Company’s only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three months ended March 31, 2013, there were no reclassifications out of accumulated other comprehensive income into net income.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$318.2	34.2%	$317.7	37.3%
Medicaid	126.8	13.6	111.6	13.1
HMOs, PPOs and other private insurers	457.6	49.2	396.9	46.7
Self-pay	181.4	19.5	159.8	18.8
Other	16.2	1.7	12.1	1.4
Revenues before provision for doubtful accounts	1,100.2	118.2	998.1	117.3
Provision for doubtful accounts	(169.1)	(18.2)	(147.1)	(17.3)
Revenues	$931.1	100.0%	$851.0	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2013 (in millions):

Balance at January 1, 2013	$558.4
Additions recognized as a reduction to revenues	169.1
Accounts written off, net of recoveries	(116.6)
Balance at March 31, 2013	$610.9

    The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 52.1% and 51.8% as of March 31, 2013 and December 31, 2012, respectively.  Additionally, as of March 31, 2013 and December 31, 2012, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 84.3% and 85.0%, respectively.

Note 3. General and Administrative Costs

    The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center depreciation and overhead costs, which were $48.0 million and $40.9 million for the three months ended March 31, 2013 and 2012, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”), senior secured incremental term loans (the “Incremental Term Loans”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Term Facility	$441.6	$444.4	$441.6	$437.7
Incremental Term Loans, excluding unamortized discount	$324.2	$-	$325.4	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$435.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$624.6	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

    The fair values of the Term Facility, the Incremental Term Loans, the Revolving Facility and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

Note 5. Acquisitions

In May 2012, the Company entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in the Kentucky and Southern Indiana region.   Effective January 1, 2013, RHN acquired Scott Memorial Hospital (“Scott Memorial”), a 25 bed hospital located in Scottsburg, Indiana for approximately $9.5 million, including net working capital.  The Company has committed to invest in Scott Memorial an additional $3.0 million in capital expenditures and improvements over the next five years.  The results of operations of Scott Memorial are included in the Company’s results of operations beginning on January 1, 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Note 6. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2012 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 (in millions):

	March 31,	December 31,
	2013	2012
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$84.3	$90.2
Accumulated amortization	(44.6)	(49.2)
Net total	39.7	41.0
Non-competition agreements
Gross carrying amount	34.7	34.7
Accumulated amortization	(21.2)	(19.9)
Net total	13.5	14.8
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(1.8)	(1.5)
Net total	0.6	0.9
Total amortized intangible assets
Gross carrying amount	121.4	127.3
Accumulated amortization	(67.6)	(70.6)
Net total	53.8	56.7

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.9	24.8
Licenses, provider numbers, accreditations and other	3.2	3.0
Net total	28.1	27.8

Total intangible assets:
Gross carrying amount	149.5	155.1
Accumulated amortization	(67.6)	(70.6)
Net total	$81.9	$84.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company’s liability for contract-based physician minimum revenue guarantees was $14.6 million and $15.2 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

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

Note 7.  Long-term Debt Issuance, Extinguishment and Classification

Issuance and Extinguishment

On February 6, 2013, the Company amended its Senior Credit Agreement pursuant to which it issued $325.0 million  of Incremental Term Loans.  The proceeds from the Incremental Term Loans were used to repurchase all of the outstanding 3¼% Debentures, plus accrued and unpaid interest.

The Incremental Term Loans mature on July 24, 2017 and require quarterly repayments, which commenced on March 31, 2013, in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity.  The Incremental Term Loans bear interest at a rate equal to either an adjusted base rate (“ABR”) or an adjusted London Interbank Offer Rate (“LIBOR”) from time to time in effect, at the Company’s option, plus an applicable margin above the specified index as follows: (i) in the case of borrowings accruing interest at a rate based on ABR, ABR plus an applicable margin of 1.50% per annum, and (ii) in the case of borrowings accruing interest at a rate based on LIBOR, LIBOR plus an applicable margin of 2.50% per annum.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

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

The Incremental Term Loans are guaranteed, on a senior basis, by the subsidiaries of the Company that guarantee the Senior Credit Agreement.  The Incremental Term Loans are secured by the collateral that secures the Senior Credit Agreement, consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes owned by the Company and each guarantor.  The Incremental Term Loans rank pari passu with the outstanding borrowings under the Term Facility.

In connection with the Company’s issuance of the Incremental Term Loans and repurchase of the 3¼% Debentures during the three months ended March 31, 2013, the Company recorded $4.4 million of debt extinguishment costs.  The debt extinguishment costs include $3.5 million of previously capitalized loan costs and $0.9 million of loan costs related to the issuance of the Incremental Term Loans.

Classification

As of March 31, 2013, the Company classified the 3½% Notes, including unamortized discount, as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.  The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events.  On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.  The Company is currently working to secure financing to repay the borrowings outstanding under the 3½% Notes on or after March 15, 2014.

Note 8. Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “Repurchase Plan”).  The Repurchase Plan provides for the repurchase of up to $350.0 million in shares of the Company’s common stock through August 20, 2014, although the Company is not obligated to repurchase any specific number of shares.  The Company has designated the shares repurchased in accordance with the Repurchase Plan as treasury stock.

The Company repurchased a nominal number of shares in accordance with the Repurchase Plan during the three months ended March 31, 2012. There were no repurchases made in accordance with the Repurchase Plan during the three months ended March 31, 2013.  Through March 31, 2013, the Company had repurchased approximately 4.3 million shares for an aggregate purchase price, including commissions, of approximately $154.6 million in accordance with the Repurchase Plan.  As of March 31, 2013, the Company had remaining authority to repurchase up to an additional $195.4 million in shares in accordance with the Repurchase Plan.    In connection with the Repurchase Plan, the Company has entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of the Company’s common stock during the Company’s blackout period (the “10b5-1 Trading Plan”).  The 10b5-1 Trading Plan became effective on March 15, 2013 and will expire on April 30, 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed 0.2 million shares of certain vested LTIP and MSPP shares during each of the three months ended March 31, 2013 and 2012 for an aggregate purchase price of approximately $7.1 million and $5.4 million, respectively. The Company has designated these shares as treasury stock.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Stock Options

The Company granted options to purchase  735,200 and 789,900 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2013 and 2012, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the three months ended March 31, 2013 and 2012 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Expected volatility	31.0%	36.0%
Risk-free interest rate (range)	0.05% - 1.95%	0.03% - 1.97%
Expected dividends	—	—
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$ 11.97	$ 12.18

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $6.8 million and $1.1 million, respectively. The Company received $23.6 million and $3.9 million in cash from stock option exercises for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.6 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $15.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The Company granted 411,000 restricted stock units and 459,574 shares of nonvested stock awards to certain officers and employees in accordance with the LTIP during the three months ended March 31, 2013 and 2012, respectively.  The fair value of these other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The restricted stock units and nonvested stock awards granted during the three months ended March 31, 2013 and 2012 have either cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the other stock-based awards granted during the three months ended March 31, 2013 and 2012,  307,000 and 320,000, respectively, were performance-based awards.  In addition to requiring continuing service of an employee, the vesting of these performance-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 320,000 performance-based awards granted during 2012 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for the performance-based awards granted during the three months ended March 31, 2013, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the three months ended March 31, 2013, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the specific grant vesting requirements, other stock-based awards granted under the LTIP become fully vested upon the death or disability of the participant.  Additionally, in the event of termination without cause of a participant, other stock-based awards otherwise subject to cliff-vesting become vested in a percentage equal to the number of full months of continuous employment following the date of grant through the date of termination divided by the total number of months in the vesting period, and in the case of performance-based awards, only in the event that the performance goals are attained.

The Company received $0.7 million for the issuance of nonvested stock in accordance with the MSPP during the three months ended March 31, 2012.  During 2012, the Company’s Board of Directors suspended the right to acquire shares in accordance with the MSPP after July 1, 2012, until further notice.  Accordingly, there were no receipts from participants for the issuance of nonvested stock in accordance with the MSPP during the three months ended March 31, 2013.

As of March 31, 2013, there was $26.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

 The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012
Other stock-based awards	$4.0	$4.0
Stock options	2.8	2.8
Total stock-based compensation expense	$6.8	$6.8
Tax benefit on stock-based compensation expense	$2.7	$2.7

    The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2013 or 2012. As of March 31, 2013, there was $41.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or ‘‘whistleblower,’’ suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices,  hospitals, in particular, continue to be a primary enforcement target for the Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

The Affordable Care Act imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. ‘‘Overpayments’’ in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In May 2009, the Company’s hospital in Andalusia, Alabama (“Andalusia Regional Hospital”) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York (“AUSA-NY”) regarding its investigation of the billing of kyphoplasty (spine-related) procedures and whether such procedures should be performed on an inpatient or outpatient basis.  Subsequently, the Company identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Regional Hospital. In February 2013, the Company entered into a settlement agreement with the AUSA-NY and paid approximately $2.5 million to resolve the allegation that these procedures should have been performed on an outpatient basis. This settlement amount was included in the Company’s reserves for uninsured litigation at December 31, 2012.

In January 2013, the Company’s subsidiary that owns Jackson Purchase Medical Center (“Jackson Purchase”) entered into a voluntary settlement agreement with the DOJ and the OIG for a cash payment of approximately $0.9 million, which was included in the Company’s reserves for uninsured litigation at December 31, 2012.  This settlement related to the use by a referral source of hospital space and hospital employees. Jackson Purchase remains subject to a five-year Corporate Integrity Agreement with the OIG related to a prior settlement, which became effective June 26, 2011.

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG’s self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. The Company believes that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. Minden and Bolivar continue to cooperate with the government in addressing these matters. The Company’s reserves for uninsured litigation at March 31, 2013 include a reasonable estimate of management’s anticipated exposure related to these matters.

 In connection with the Company’s acquisition of Marquette General Health System (“Marquette General”) in 2012,  Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  If the Marquette Seller’s retained liabilities, including those under its CMS voluntary self-disclosure as well as other obligations (“Marquette Contingent Obligations”),  causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.  The Company made reasonable estimates of these potential liabilities and recorded an aggregate of $31.3 million (a portion of which relates to the Marquette Seller’s self-disclosure) representing the preliminary fair values of its potential obligation to the Marquette Seller related to the Marquette Contingent Obligations.  The Company does not control and cannot predict the actual amount of the Marquette Contingent Obligations. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $34.4 million at March 31, 2013.   The actual amount of such commitments to be subsequently advanced to physicians is estimated at $14.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $80.7 million in costs related to uncompleted projects as of March 31, 2013, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At March 31, 2013, these uncompleted projects had an estimated cost to complete and equip of approximately $60.8 million.   Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013.  Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of approximately 15 years following construction completion.  The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases – Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheets of $22.8 million as of March 31, 2013.  This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center.  Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$33.0	$56.9
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	32.3	56.0
Income from discontinued operations, net of income taxes	0.1	0.1
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$56.1

Denominator:
Weighted average shares outstanding - basic	45.8	47.0
Effect of dilutive securities: stock options and other stock-based awards	1.4	1.3
Weighted average shares outstanding - diluted	47.2	48.3

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.71	$1.19
Diluted	$0.69	$1.16

     The 3 1/2% Notes and the 3 1/4% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3 1/2% Notes and the 3 1/4% Debentures has been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, as more fully discussed in Note 7, the Company repurchased all of the outstanding 3 1/4% Debentures with the proceeds from the issuance of the Incremental Term Loans under the Senior Credit Agreement. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three months ended March 31, 2013 and 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$-	$881.2	$219.0	$-	$1,100.2
Provision for doubtful accounts	-	141.9	27.2	-	169.1
Revenues	-	739.3	191.8	-	931.1

Salaries and benefits	6.8	335.6	90.8	-	433.2
Supplies	-	106.4	38.3	-	144.7
Other operating expenses	0.4	180.1	41.0	-	221.5
Other income	-	(5.7)	-	-	(5.7)
Equity in earnings of affiliates	(44.9)	-	-	44.9	-
Depreciation and amortization	-	45.3	10.5	-	55.8
Interest expense, net	4.8	17.0	2.1	-	23.9
Debt extinguishment costs	4.4	-	-	-	4.4
Management (income) fees	-	(2.1)	2.1	-	-
	(28.5)	676.6	184.8	44.9	877.8

Income from continuing operations before taxes	28.5	62.7	7.0	(44.9)	53.3
(Benefit) provision for income taxes	(3.9)	24.2	-	-	20.3
Income from continuing operations	32.4	38.5	7.0	(44.9)	33.0
Income from discontinued operations, net of taxes	-	0.1	-	-	0.1

Net income	32.4	38.6	7.0	(44.9)	33.1
Less: Net income attributable to noncontrolling interests	-	-	(0.7)	-	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$38.6	$6.3	$(44.9)	$32.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$-	$887.3	$110.8	$-	$998.1
Provision for doubtful accounts	-	126.0	21.1	-	147.1
Revenues	-	761.3	89.7	-	851.0

Salaries and benefits	6.8	327.5	35.7	-	370.0
Supplies	-	111.3	17.7	-	129.0
Other operating expenses	-	171.4	17.1	-	188.5
Other income	-	(1.2)	-	-	(1.2)
Equity in earnings of affiliates	(67.8)	-	-	67.8	-
Depreciation and amortization	-	38.7	6.4	-	45.1
Interest expense, net	6.5	18.0	1.0	-	25.5
Impairment charge	-	3.1	-	-	3.1
Management (income) fees	-	(2.1)	2.1	-	-
	(54.5)	666.7	80.0	67.8	760.0

Income from continuing operations before taxes	54.5	94.6	9.7	(67.8)	91.0
(Benefit) provision for income taxes	(1.6)	35.7	-	-	34.1
Income from continuing operations	56.1	58.9	9.7	(67.8)	56.9
Income from discontinued operations, net of taxes	-	0.1	-	-	0.1

Net income	56.1	59.0	9.7	(67.8)	57.0
Less: Net income attributable to noncontrolling interests	-	(0.3)	(0.6)	-	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$58.7	$9.1	$(67.8)	$56.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$90.6	$69.8	$-	$160.4
Accounts receivable, net	-	453.4	108.7	-	562.1
Inventories	-	75.5	20.8	-	96.3
Prepaid expenses	-	30.5	5.7	-	36.2
Deferred tax assets	149.9	-	-	-	149.9
Other current assets	-	41.8	11.8	-	53.6
	149.9	691.8	216.8	-	1,058.5
Property and equipment:
Land	-	74.7	27.4	-	102.1
Buildings and improvements	-	1,526.0	297.3	-	1,823.3
Equipment	-	1,195.7	124.8	-	1,320.5
Construction in progress	-	74.8	5.9	-	80.7
	-	2,871.2	455.4	-	3,326.6
Accumulated depreciation	-	(1,212.9)	(90.7)	-	(1,303.6)
	-	1,658.3	364.7	-	2,023.0
Deferred loan costs, net	17.1	-	-	-	17.1
Intangible assets, net	-	46.8	35.1	-	81.9
Investments in subsidiaries	1,708.0	-	-	(1,708.0)	-
Other	1.7	17.8	18.6	-	38.1
Goodwill	-	1,440.5	171.0	-	1,611.5
Total assets	$1,876.7	$3,855.2	$806.2	$(1,708.0)	$4,830.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$86.5	$26.8	$-	$113.3
Accrued salaries	-	86.6	24.3	-	110.9
Income taxes payable	27.7	-	-	-	27.7
Other current liabilities	21.8	140.8	41.8	-	204.4
Current maturities of long-term debt	565.9	1.1	0.7	-	567.7
	615.4	315.0	93.6	-	1,024.0
Long-term debt	1,149.3	5.5	3.6	-	1,158.4
Intercompany	(2,260.6)	2,024.1	236.5	-	-
Deferred income tax liabilities	247.6	-	-	-	247.6
Long-term portion of reserves for self-insurance claims	-	112.5	26.1	-	138.6
Other long-term liabilities	-	43.6	40.2	-	83.8
Long-term income tax liability	16.9	-	-	-	16.9
Total liabilities	(231.4)	2,500.7	400.0	-	2,669.3
Redeemable noncontrolling interests	-	-	29.8	-	29.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	1,352.9	355.1	(1,708.0)	2,108.1
Noncontrolling interests	-	1.6	21.3		22.9
Total equity	2,108.1	1,354.5	376.4	(1,708.0)	2,131.0
Total liabilities and equity	$1,876.7	$3,855.2	$806.2	$(1,708.0)	$4,830.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$26.8	$58.2	$-	$85.0
Accounts receivable, net	-	410.1	108.7	-	518.8
Inventories	-	76.9	20.1	-	97.0
Prepaid expenses	0.1	28.0	3.7	-	31.8
Deferred tax assets	142.5	-	-	-	142.5
Other current assets	-	37.9	12.3	-	50.2
	142.6	579.7	203.0	-	925.3
Property and equipment:
Land	-	74.7	27.2	-	101.9
Buildings and improvements	-	1,524.2	291.0	-	1,815.2
Equipment	-	1,172.2	117.5	-	1,289.7
Construction in progress	-	76.2	4.8	-	81.0
	-	2,847.3	440.5	-	3,287.8
Accumulated depreciation	-	(1,175.5)	(81.4)	-	(1,256.9)
	-	1,671.8	359.1	-	2,030.9
Deferred loan costs, net	21.9	-	-	-	21.9
Intangible assets, net	-	48.0	36.5	-	84.5
Investments in subsidiaries	1,663.1	-	-	(1,663.1)	-
Other	1.5	27.3	19.0	-	47.8
Goodwill	-	1,440.4	171.4	-	1,611.8
Total assets	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$92.9	$24.5	$-	$117.4
Accrued salaries	-	105.0	23.2	-	128.2
Other current liabilities	12.4	137.4	35.5	-	185.3
Income taxes payable	0.7	-	-	-	0.7
Current maturities of long-term debt	11.3	1.3	0.7	-	13.3
	24.4	336.6	83.9	-	444.9
Long-term debt	1,688.6	5.8	2.1	-	1,696.5
Intercompany	(2,200.5)	1,963.1	237.4	-	-
Deferred income tax liabilities	249.2	-	-	-	249.2
Long-term portion of reserves for self-insurance claims	-	106.7	26.3	-	133.0
Other long-term liabilities	-	39.5	39.7	-	79.2
Long-term income tax liability	16.9	-	-	-	16.9
Total liabilities	(221.4)	2,451.7	389.4	-	2,619.7
Redeemable noncontrolling interests	-	-	29.4	-	29.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,314.1	349.0	(1,663.1)	2,050.5
Noncontrolling interests	-	1.4	21.2	-	22.6
Total equity	2,050.5	1,315.5	370.2	(1,663.1)	2,073.1
Total liabilities and equity	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32.4	$38.6	$7.0	$(44.9)	$33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(0.1)	-	-	(0.1)
Equity in earnings of affiliates	(44.9)	-	-	44.9	-
Stock-based compensation	6.8	-	-	-	6.8
Depreciation and amortization	-	45.3	10.5	-	55.8
Amortization of physician minimum revenue guarantees	-	4.1	0.4	-	4.5
Amortization of debt discounts	5.9	-	-	-	5.9
Amortization of deferred loan costs	1.2	-	-	-	1.2
Debt extinguishment costs	4.4	-	-	-	4.4
Deferred income tax benefit	(7.1)	-	-	-	(7.1)
Reserve for self-insurance claims, net of payments	-	4.8	(0.2)	-	4.6
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(33.8)	4.3	-	(29.5)
Inventories and other current assets	0.1	(4.9)	(1.3)	-	(6.1)
Accounts payable and accrued expenses	9.4	(29.1)	9.5	-	(10.2)
Income taxes payable/receivable	27.0	-	-	-	27.0
Other	0.1	0.5	0.9	-	1.5
Net cash provided by operating activities - continuing operations	35.3	25.4	31.1	-	91.8
Net cash provided by operating activities - discontinued operations	-	0.4	-	-	0.4
Net cash provided by operating activities	35.3	25.8	31.1	-	92.2

Cash flows from investing activities:
Purchases of property and equipment	-	(31.2)	(7.3)	-	(38.5)
Acquisitions, net of cash acquired	-	(1.3)	-	-	(1.3)
Other	(0.2)	0.4	-	-	0.2
Net cash used in investing activities	(0.2)	(32.1)	(7.3)	-	(39.6)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(313.6)	-	-	-	(313.6)
Repurchases of common stock	(7.1)	-	-	-	(7.1)
Payment of debt financing costs	(0.9)	-	-	-	(0.9)
Proceeds from exercise of stock options	23.6	-	-	-	23.6
Proceeds from (distributions to) noncontrolling interests	-	0.4	(1.9)	-	(1.5)
Change in intercompany balances with affiliates, net	(60.1)	70.3	(10.2)	-	-
Capital lease payments and other	-	(0.6)	(0.1)	-	(0.7)
Net cash (used in) provided by financing activities	(35.1)	70.1	(12.2)	-	22.8

Change in cash and cash equivalents	-	63.8	11.6	-	75.4
Cash and cash equivalents at beginning of period	-	26.8	58.2	-	85.0
Cash and cash equivalents at end of period	$-	$90.6	$69.8	$-	$160.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$56.1	$59.0	$9.7	$(67.8)	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(0.1)	-	-	(0.1)
Equity in earnings of affiliates	(67.8)	-	-	67.8	-
Stock-based compensation	6.8	-	-	-	6.8
Depreciation and amortization	-	38.7	6.4	-	45.1
Amortization of physician minimum revenue guarantees	-	4.7	0.3	-	5.0
Amortization of debt discounts	6.3	-	-	-	6.3
Amortization of deferred loan costs	1.5	-	-	-	1.5
Impairment charge	-	3.1	-	-	3.1
Deferred income tax benefit	(21.5)	-	-	-	(21.5)
Reserve for self-insurance claims, net of payments	-	4.4	0.3	-	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(68.3)	(14.1)	-	(82.4)
Inventories and other current assets	0.1	1.5	(0.6)	-	1.0
Accounts payable and accrued expenses	9.8	(17.8)	1.1	-	(6.9)
Income taxes payable/receivable	54.0	-	-	-	54.0
Other	-	0.3	(0.1)	-	0.2
Net cash provided by operating activities - continuing operations	45.3	25.5	3.0	-	73.8
Net cash used in operating activities - discontinued operations	-	(0.8)	-	-	(0.8)
Net cash provided by operating activities	45.3	24.7	3.0	-	73.0

Cash flows from investing activities:
Purchases of property and equipment	-	(58.2)	(2.6)	-	(60.8)
Acquisitions, net of cash acquired	-	(20.1)	-	-	(20.1)
Other	-	(0.2)	-	-	(0.2)
Net cash used in investing activities	-	(78.5)	(2.6)	-	(81.1)

Cash flows from financing activities:
Repurchases of common stock	(5.5)	-	-	-	(5.5)
Proceeds from exercise of stock options	3.9	-	-	-	3.9
Proceeds from employee stock purchase plans	0.7	-	-	-	0.7
Proceeds from (distributions to) noncontrolling interests	-	0.3	(1.0)	-	(0.7)
Change in intercompany balances with affiliates, net	(44.4)	44.4	-	-	-
Capital lease payments and other	-	(0.4)	-	-	(0.4)
Net cash (used in) provided by financing activities	(45.3)	44.3	(1.0)	-	(2.0)

Change in cash and cash equivalents	-	(9.5)	(0.6)	-	(10.1)
Cash and cash equivalents at beginning of period	-	106.2	20.0	-	126.2
Cash and cash equivalents at end of period	$-	$96.7	$19.4	$-	$116.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.  Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “LifePoint,” “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including investments to add new technologies, modernize facilities and expand services available at our facilities and the expectation that capital commitments could be a significant component of future acquisitions;  implementation of supply chain management and revenue cycle functions; impact of accounting methodologies; professional fees; industry and general economic trends; reimbursement changes, including changes resulting from state budgetary restrictions;  timing of the receipt of reimbursement payments under New Mexico state program; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2012 Annual Report on Form 10-K. Any factor described in this report and in the 2012 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2012 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At March 31, 2013, on a consolidated basis, we operated 57 hospital campuses in 20 states, having a total of 6,580 licensed beds.    We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $931.1 million and $851.0 million during the three months ended March 31, 2013 and 2012,  respectively.    We derived revenues from the Medicare and Medicaid programs, collectively of 47.8% and 50.4% during the three months ended March 31, 2013 and 2012, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have entered into agreements with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions.  We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions.  We fully implemented our payroll processing function in 2011.  We expect to implement the supply chain management and revenue cycle functions over the next 12 to 18 months.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act will not become effective until 2014 or later. The impact of such expansion remains uncertain, may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of states, including some of those states in which we operate, have indicated that they will not expand their Medicaid programs and are considering alternatives to Medicaid expansion, either of which could result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act.

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

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.    The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act.  These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposes a 2% reduction in Medicare spending effective as of April 1, 2013.

On April 10, 2013, President Obama released his proposed budget for federal fiscal year 2014 (the “Proposed Budget”). The Proposed Budget would replace the BCA’s automatic spending reductions for the Medicare Program for 2014 with $400 billion in Medicare and Medicaid spending cuts over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debts, reducing payments to critical access hospitals, reducing payments to inpatient rehabilitation and skilled nursing facilities, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated.  The SGR formula has resulted in payment decreases to physicians every year since 2002.  However, all but one of those payment decreases has been averted by Congressional action. For calendar year (“CY”) 2013, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 26.5% to all physician payments under the PFS for CY 2013. The ATRA delayed application of the SGR and extended CY 2011 PFS payment rates through December 31, 2013. We cannot predict whether Congress will pass legislation to avert any rate cuts in CY 2014 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

            Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  Stage 1 has been in effect since 2011; however, on August 23, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which became effective on March 26, 2013, that modified prior HIPAA regulations.  Our facilities must comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that some existing agreements with business associates may qualify for an extended compliance date of September 23, 2014.  The Final HIPAA Rule modifications include: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities’ notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information.  We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. On August 24, 2012, CMS released a final rule that revised the effective date of the ICD-10 transition to October 1, 2014.  If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues over the past several years as a result of the impact of pricing increases and due to a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.  Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients.  During the three months ended March 31, 2013, as a result of a decrease in our reimbursement under one such program in New Mexico, the Sole Community Provider Program (“SCPP”), we experienced an increase of approximately $2.8 million in our charity care write-offs as compared to the same period in the prior year.    We received $34.0 million during 2012 under the SCPP. Aspects of the SCPP are currently being reviewed and evaluated by governmental officials at the state and federal level.  During the course of this review, payments under the SCPP for the period from September 1, 2012 through March 31, 2013 have been delayed.  We currently anticipate collecting these delayed payments under the SCPP in the second or third quarter of 2013, although we are not able to predict with certainty when these payments will be made. In addition, it is possible that the SCPP could be reconfigured as a result of this review by CMS or due to other issues such as an inability to fund the program either at the state or federal level. If the New Mexico program is reconfigured, for whatever reason, this could have a material adverse effect on our financial position or results of operations.

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

bps.   Basis point change.

Continuing operations.    Continuing operations information includes the results of (i) our hospital support center, (ii) our same-hospital operations, (iii) the results of Scott Memorial Hospital (“Scott Memorial”), which we acquired effective January 1, 2013 though our joint venture with Norton Healthcare, Inc., (iv) Marquette General Health System (“Marquette General”), which we acquired effective September 1, 2012, Twin County Regional Hospital (“Twin County”), in which we acquired an 80% interest effective April 1, 2012, each through Duke LifePoint Healthcare, in which we own a controlling interest with a wholly-controlled affiliate of Duke University Health System, Inc. and (v) Woods Memorial Hospital (“Woods Memorial”), which we acquired effective July 1, 2012.  Continuing operations information excludes the results of our hospitals that have previously been disposed.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 53 hospitals operated during the three months ended March 31, 2013 and 2012.  Same-hospital information excludes the results of Scott Memorial, Marquette General, Woods Memorial,  Twin County and our hospitals that have previously been disposed.

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,100.2	118.2%	$998.1	117.3%
Provision for doubtful accounts	169.1	18.2	147.1	17.3
Revenues	931.1	100.0	851.0	100.0

Salaries and benefits	433.2	46.5	370.0	43.5
Supplies	144.7	15.5	129.0	15.2
Other operating expenses	221.5	23.8	188.5	22.0
Other income	(5.7)	(0.6)	(1.2)	(0.1)
Depreciation and amortization	55.8	6.0	45.1	5.3
Interest expense, net	23.9	2.6	25.5	3.0
Debt extinguishment costs	4.4	0.5	-	-
Impairment charge	-	-	3.1	0.4
	877.8	94.3	760.0	89.3

Income from continuing operations before income taxes	53.3	5.7	91.0	10.7
Provision for income taxes	20.3	2.2	34.1	4.0
Income from continuing operations	33.0	3.5	56.9	6.7
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.9)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$32.3	3.4%	$56.0	6.6%

For the Three Months Ended March 31, 2013 and 2012

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals.   The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals.  As a result of the Rural Floor Settlement, we recognized $31.3 million of additional Medicare revenue during the three months ended March 31, 2012.

Revenues

The following table presents the components of revenues for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended
	March 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$1,100.2	$998.1	$102.1	10.2%
Provision for doubtful accounts	169.1	147.1	22.0	15.0
Revenues	$931.1	$851.0	$80.1	9.4

Same-hospital:
Revenues before provision for doubtful accounts	$991.2	$998.1	$(6.9)	(0.7)%
Provision for doubtful accounts	160.8	147.1	13.7	9.3
Revenues	$830.4	$851.0	$(20.6)	(2.4)

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$318.2	34.2%	$317.7	37.3%
Medicaid	126.8	13.6	111.6	13.1
HMOs, PPOs and other private insurers	457.6	49.2	396.9	46.7
Self-pay	181.4	19.5	159.8	18.8
Other	16.2	1.7	12.1	1.4
Revenues before provision for doubtful accounts	1,100.2	118.2	998.1	117.3
Provision for doubtful accounts	(169.1)	(18.2)	(147.1)	(17.3)
Revenues	$931.1	100.0%	$851.0	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012	Increase	% Increase
Revenues per equivalent admission - continuing operations	$7,995	$7,578	$417	5.5
Revenues per equivalent admission - same-hospital	$7,773	$7,578	$195	2.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Admissions	52,249	51,488	761	1.5
Equivalent admissions	116,463	112,295	4,168	3.7
Medicare case mix index	1.37	1.30	0.07	5.4
Average length of stay (days)	4.7	4.4	0.3	6.8
Inpatient surgeries	13,540	13,605	(65)	(0.5)
Outpatient surgeries	44,036	42,999	1,037	2.4
Emergency room visits	292,002	272,913	19,089	7.0
Outpatient factor	2.23	2.18	0.05	2.3

Same-hospital:
Admissions	48,475	51,488	(3,013)	(5.9)
Equivalent admissions	106,839	112,295	(5,456)	(4.9)
Medicare case mix index	1.35	1.30	0.05	3.8
Average length of stay (days)	4.5	4.4	0.1	2.3
Inpatient surgeries	12,216	13,605	(1,389)	(10.2)
Outpatient surgeries	40,027	42,999	(2,972)	(6.9)
Emergency room visits	273,887	272,913	974	0.4
Outpatient factor	2.20	2.18	0.02	0.9

For the three months ended March 31, 2013, our same-hospital revenues before provision for doubtful accounts decreased $6.9 million, or 0.7%, to $991.2 million as compared to $998.1 million for the same period last year.  The $6.9 million decrease in same-hospital revenues before provision for doubtful accounts was primarily a result of the $31.3 million Rural Floor Settlement that we recognized as additional Medicare revenue during the three months ended March 31, 2012.  Excluding the impact of the Rural Floor Settlement in the prior period, same-hospital revenues before the provision for doubtful accounts increased $24.4 million, or 2.5%, over the same period last year primarily as a result of pricing increases and higher contracted rates partially offset by a decrease in admissions and equivalent admissions.

On a same-hospital basis, our self-pay revenue increased primarily as a result of gross charge master increases. This increase in self-pay revenue was partially offset by a  $2.8 million reduction in funding during the three months ended March 31, 2013, as compared to the same period in the prior year, as a result of a decrease in our reimbursement under the SCPP.  We received an aggregate of $34.0 million during 2012 under the SCPP. Additionally, aspects of this program are currently being reviewed and evaluated by governmental officials at the state and federal level.  During the course of this review, payments under the SCPP for the period from September 1, 2012 through March 31, 2013 have been delayed.  We currently anticipate collecting these delayed payments under the SCPP in the second or third quarter of 2013, although we are not able to predict with certainty when these payments will be made. In addition, it is possible that the SCPP could be reconfigured as a result of the governmental review or due to other issues, such as an inability to fund the program either at the state or federal level. If the SCPP is reconfigured, for whatever reason, this could have a material adverse effect on our financial position or results of operations.  Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed below in the analysis of our provision for doubtful accounts.

On a same-hospital basis, our Medicare revenue increased as a result of a 3.8% increase in the Medicare case mix index and a lower level of denials as a result of recovery audit contractors audits as compared to the same period last year.  Additionally, on a same-hospital basis, our Medicaid revenue increased generally due to the expansion of DSH and Upper Payment Limit programs in certain states in which our hospitals are located and our HMOs, PPOs and other private insurer revenue increased primarily as a result of higher contracted rates.

Our same-hospital admissions and equivalent admissions decreased 5.9% and 4.9%, respectively, during the three months ended March 31, 2013 as compared to the same period last year.  The decrease in our same-hospital admissions was due to a continued decline in our one day stay admissions and a decrease in deliveries and inpatient surgeries.  The decrease in our same-hospital equivalent admissions is the result of a slowdown in the growth rate of our emergency room visits as well as a 6.9% decrease in our outpatient surgery volume.  The growth rate for both admissions and equivalent admissions was negatively impacted by one less day in the three months ended March 31, 2013 as compared to the same period in the prior year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$32.7	3.5%	$26.0	3.1%	$6.7	25.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$181.4	19.5%	$159.8	18.8%	$21.6	13.5%
Net revenue days outstanding (at end of period)	55.8	N/A	55.9	N/A	(0.1)	(0.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$31.5	3.8%	$26.0	3.1%	$5.5	21.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$175.4	21.1%	$159.8	18.8%	$15.6	9.8%
Net revenue days outstanding (at end of period)	56.5	N/A	55.9	N/A	0.6	1.1%

For the three months ended March 31, 2013, our provision for doubtful accounts increased by $22.0 million, or 15.0%, to $169.1 million on a continuing operations basis and by $13.7 million, or 9.3%, to $160.8 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended March 31, 2013. Same-hospital self-pay revenues increased by $15.6 million over the same period last year and represented 21.1% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by gross charge master increases.   Additionally, as a result of a decrease in our reimbursement under a New Mexico state program that provides for supplemental support and funding for the care of indigent patients, we have experienced an increase of approximately $2.8 million in our charity care write-offs during the three months ended March 31, 2013, as compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended March 31, 2013, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2012 Annual Report on Form 10-K.

We have changed our historical calculation of net revenue days outstanding in the table above to be consistent with our current period computation and presentation.  Specifically, the impact of certain non-healthcare services revenues has been excluded from our calculation of revenue per day, the denominator in this computation.  The recognition of certain non-healthcare services revenues does not generally result in accounts receivable from third-party payors or patients.  Accordingly, we have determined that it is appropriate to exclude these non-healthcare services revenues from our revenue per day calculation.  This change had the impact of decreasing our revenue per day calculation and resulted in an overall higher computation of net revenue days outstanding as of period end.  This change had no impact on our historical results of operations.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$433.2	46.5%	$370.0	43.5%	$63.2	17.1%
Man-hours per equivalent admission	107.8	N/A	98.7	N/A	9.1	9.1%
Salaries and benefits per equivalent admission	$3,740	N/A	$3,288	N/A	$452	13.7%

For the three months ended March 31, 2013, our salaries and benefits expense increased to $433.2 million, or 17.1%, as compared to $370.0 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.   Additionally, our same-hospital salaries and benefits expense increased by approximately $3.2 million as a result of severance costs related to our hospital support center reorganization during the three months ended March 31, 2013.  Finally, for the three months ended March 31, 2013, we estimate that we incurred approximately $2.3 million of additional salaries and benefits expense related to our implementation of our EHR initiatives as compared to $1.7 million for the same period last year.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Supplies (dollars in millions)	$144.7	15.5%	$129.0	15.2%	$15.7	12.2%
Supplies per equivalent admission	$1,242	N/A	$1,149	N/A	$93	8.2%

For the three months ended March 31, 2013, our supplies expense increased to $144.7 million, or 12.2%, as compared to $129.0 million for the same period last year and our supplies per equivalent admission increased to $1,242, or 8.2%, as compared to $1,149 for the same period last year as a result of our recent acquisitions.  This increase was partially offset by a decrease in our same-hospital supplies expense for pharmacy and other supplies as a result of our continuing efforts to effectively manage our supply costs and increased cost savings associated with participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Professional fees	$31.8	3.4%	$27.4	3.2%	$4.4	16.1%
Utilities	16.9	1.8	14.4	1.7	2.5	17.4
Repairs and maintenance	23.6	2.5	21.6	2.5	2.0	9.7
Rents and leases	9.2	1.0	8.3	1.0	0.9	11.1
Insurance	9.4	1.0	10.2	1.2	(0.8)	(8.9)
Physician recruiting	7.2	0.8	7.4	0.9	(0.2)	(2.2)
Contract services	64.5	6.9	52.0	6.1	12.5	24.1
Non-income taxes	25.1	2.7	19.2	2.3	5.9	31.0
Other	33.8	3.7	28.0	3.1	5.8	20.6
	$221.5	23.8	$188.5	22.0	$33.0	17.6%

For the three months ended March 31, 2013, our other operating expenses increased to $221.5 million, or 17.6%, as compared to $188.5 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in professional fees and contract services.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees on both a continuing operations and same-hospital basis in areas such as emergency room physician coverage and hospitalists.  We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications at several of our hospitals.  For the three months ended March 31, 2013, we estimate that we incurred approximately $2.3 million of operating expenses related to the implementation of our EHR initiatives as compared to $1.9 million for the same period last year.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended March 31, 2013, we recognized $4.3 million and $1.4 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $1.2 million in Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the three months ended March 31, 2012.

Depreciation and Amortization

For the three months ended March 31, 2013, our depreciation and amortization expense increased by $10.7 million, or 23.7% to $55.8 million, or 6.0% of revenues, as compared to $45.1 million, or 5.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $1.6 million, or 6.3%, to $23.9 million for the three months ended March 31, 2013, as compared to $25.5 million for the same period in the prior year.  Effective July 24, 2012, we replaced our credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Prior Credit Agreement”) with a new senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”).  Additionally, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued $325.0 million of incremental term loans (the “Incremental Term Loans”). The proceeds from the Incremental Term Loans were used to repurchase our 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”).  The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the three months ended March 31, 2013 as compared to the applicable effective interest on the Prior Credit Agreement and the 3¼% Debentures for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Extinguishment Costs

In connection with the issuance of the Incremental Term Loans and repurchase of the 3¼% Debentures during the three months ended March 31, 2013, we recorded $4.4 million of debt extinguishment costs.  The debt extinguishment costs include $3.5 million of previously capitalized loan costs and $0.9 million of loan costs related to the issuance of the Incremental Term Loans.

Provision for Income Taxes

Our provision for income taxes was $20.3 million, or 2.2% of revenues, for the three months ended March 31, 2013, as compared to $34.1 million, or 4.0% of revenues, for the same period last year.  The decrease in our provision for income taxes was primarily attributable to lower income from continuing operations before income taxes in the three months ended March 31, 2013, as compared to the same period last year.  The effective tax rate increased to 38.6% for the three months ended March 31, 2013, as compared to 37.8% for the three months ended March 31, 2012, primarily as a result of additional deferred state tax provision resulting from an increase in our unitary state apportionment percentage attributable to the full year operational impact of our recent acquisition of Marquette General.

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

The following table presents summarized cash flow information for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities - continuing operations	$91.8	$73.8
Less: Purchases of property and equipment	(38.5)	(60.8)
Free operating cash flow	53.3	13.0
Acquisitions, net of cash acquired	(1.3)	(20.1)
Proceeds from borrowings	323.0	-
Payments of borrowings	(313.6)	-
Repurchases of common stock	(7.1)	(5.5)
Payment of debt financing costs	(0.9)	-
Proceeds from exercise of stock options	23.6	3.9
Distributions to noncontrolling interests	(1.5)	(0.7)
Other	(0.1)	(0.7)
Net increase (decrease) in cash and cash equivalents	$75.4	$(10.1)

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

Our cash flows provided by continuing operations increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  During the three months ended March 31, 2012, our cash flows provided by continuing operations were negatively impacted by an increase in our outstanding accounts receivable, including approximately $31.3 million related to the Rural Floor Settlement and increases in insured accounts receivable and outstanding accounts receivable for certain recent acquisitions.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended
	March 31,
	2013	2012
Capital projects	$13.6	$26.8
Routine	7.8	5.9
Information systems	17.1	28.1
	38.5	60.8
Depreciation expense	54.2	43.6
Ratio of capital expenditures to depreciation expense	71.0%	139.4%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care.  During 2012, we experienced a higher level of spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.    While we expect the total level of spending for capital expenditures in 2013 to be slightly higher than in 2012, we  anticipate a reduction in information systems expenditures for 2013 as compared to 2012.

    Debt

An analysis and roll-forward of our long-term debt during the first quarter of 2013 is as follows (in millions):

		Proceeds			Amortization
	December 31,	from	Payments of		of Debt	March 31,
	2012	Borrowings	Borrowings	Other (a)	Discounts	2013
Senior Credit Agreement:
Term Facility	$444.4	$-	$(2.8)	$-	$-	$441.6
Incremental Term Loans	-	325.0	(0.8)	-	-	324.2
Revolving Facility	85.0	-	(85.0)	-	-	-
6.625% Senior Notes	400.0	-	-	-	-	400.0
3½% Notes	575.0	-	-	-	-	575.0
3¼ % Debentures	225.0	-	(225.0)	-	-	-
Unamortized debt discounts	(29.5)	(2.0)	-	-	5.9	(25.6)
Capital leases	9.9	-	(0.7)	1.7	-	10.9
	$1,709.8	$323.0	$(314.3)	$1.7	$5.9	$1,726.1

__________________________________

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the three months ended March 31, 2013.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31,	December 31,	Increase
	2013	2012	(Decrease)
Current portion of long-term debt	$567.7	$13.3	$554.4
Long-term debt	1,158.4	1,696.5	(538.1)
Unamortized discounts on debt instruments	25.6	29.5	(3.9)
Total debt, excluding unamortized discounts	1,751.7	1,739.3	12.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	2,050.5	57.6
Total capitalization	$3,859.8	$3,789.8	$70.0
Total debt to total capitalization	45.4%	45.9%	(50)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts	56.3%	69.6%
Variable rate debt, excluding unamortized discounts	43.7	30.4
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts	67.2%	54.0%
Subordinated debt, excluding unamortized discounts	32.8	46.0
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Senior Credit Agreement matures on July 24, 2017 and provides for a $450.0 million senior secured term loan facility (the “Term Facility”),  $325.0 million of Incremental Term Loans and a  $350.0 million senior secured revolving credit facility (the “Revolving Facility”).  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  The Incremental Term Loans require scheduled quarterly repayments, commencing on March 31, 2013, in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity.  The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March 31, 2013, we had $52.4 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $297.6 million as of March 31, 2013. Included in our outstanding letters of credit as of March 31, 2013 was the overlap of certain of our letters of credit as a result of a change in institutional providers.  As of April 1, 2013, we had $22.6 million in letters of credit outstanding.

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

As of March 31, 2013, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.96% and 2.71%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.21% for both the Term Facility and the Incremental Term Loans as of March 31, 2013.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. We  were in compliance with this covenant as of March 31, 2013.

In addition, the Senior Credit Agreement contains certain customary affirmative and negative covenants, which among other things, limits our ability to incur additional debt, create liens, merge, consolidate, enter into acquisitions, sell assets, effect sale leaseback transactions, pay dividends, pay subordinated debt and effect transactions with its affiliates.  It does not contain provisions that would accelerate the maturity dates upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

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

    3½% Notes

The 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred. As of March 31, 2013, we classified all of the outstanding 3½% Notes as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.  We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes on or after March 15, 2014.

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

    3¼% Debentures

During the three months ended March 31, 2013, as more fully discussed in Note 7, we repurchased all of the outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under our Senior Credit Agreement.

Liquidity and Capital Resources Outlook

We expect the level of spending for capital expenditures in 2013 to be slightly higher than in 2012.  We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act.  For the three months ended March 31, 2013, we spent $17.1 million on information systems.  At March 31, 2013, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $60.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our unaudited condensed consolidated financial statements included elsewhere in this report. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.  During the three months ended March  31, 2013, we amended our Senior Credit Agreement pursuant to which we issued the Incremental Term Loans.  The proceeds from the Incremental Term Loans were used to repurchase all of the outstanding 3¼% Debentures.

The following is an update of our contractual obligations at March 31, 2013 for our long-term debt obligations reflecting these transactions (in millions):

	Payment Due by Period
		April 1, 2013 to
Contractual Obligation	Total	December 31, 2013	2014-2015	2016-2017	After 2017
Long-term debt (a)	$2,061.8	$71.9	$709.6	$800.8	$479.5

______________

(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. We used the 1.96% and 2.71% effective interest rates at March 31, 2013 for our $441.6 million outstanding Term Facility and $324.2 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments. These amounts exclude our unamortized debt discounts and related non-cash amortization.

Except for the amendment of the Senior Credit Agreement, there have been no other material changes in our contractual obligations presented in the 2012 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $52.4 million as of March 31, 2013, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims. Included in our outstanding letters of credit as of March 31, 2013 was the overlap of certain of our letters of credit as a result of a change in institutional providers.  As of April 1, 2013, we had $22.6 million in letters of credit outstanding.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  We adopted ASU 2013-2 during the first quarter of 2013.  At March 31, 2013, our only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three months ended March 31, 2013, there were no reclassifications out of accumulated other comprehensive income into net income

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2013, we had outstanding debt, excluding $25.6 million of unamortized discounts, of $1,751.7 million, 43.7%, or $765.8 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility, the Incremental Term Loans and the Revolving Facility under the Senior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Term Facility	$441.6	$444.4	$441.6	$437.7
Incremental Term Loans, excluding unamortized discount	$324.2	$-	$325.4	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$435.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$624.6	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

The fair values of the Term Facility, the Incremental Term Loans, the Revolving Facility and the 6.625% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2013. As a result, the interest rate market risk implicit in these investments at March 31, 2013, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or ‘‘whistleblower,’’ suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

The Affordable Care Act imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. ‘‘Overpayments’’ in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In May 2009, our hospital in Andalusia, Alabama (“Andalusia Regional Hospital”) produced documents responsive to a request received from the U.S. Attorney’s Office for the Western District of New York (“AUSA-NY”) regarding its investigation of the billing of kyphoplasty (spine-related) procedures and whether such procedures should be performed on an inpatient or outpatient basis. Subsequently, we identified to the U.S. Attorney’s Office four additional facilities at which the number of inpatient kyphoplasty procedures approximated those performed at Andalusia Regional Hospital. In February 2013, we entered into a settlement agreement with the AUSA-NY and paid approximately $2.5 million to resolve the allegation that these procedures should have been performed on an outpatient basis. This settlement amount was included in our reserves for uninsured litigation at December 31, 2012.

In January 2013, our subsidiary that owns Jackson Purchase Medical Center (“Jackson Purchase”) entered into a voluntary settlement agreement with the DOJ and the OIG for a cash payment of approximately $0.9 million, which was included in our reserves for uninsured litigation at December 31, 2012. This settlement related to the use by a referral source of hospital space and hospital employees. Jackson Purchase remains subject to a five-year Corporate Integrity Agreement with the OIG related to a prior settlement, which became effective June 26, 2011.

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG’s self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by one of our subsidiaries (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. We believe that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. Minden and Bolivar continue to cooperate with the government in addressing these matters. Our reserves for uninsured litigation at March 31, 2013 include a reasonable estimate of management’s anticipated exposure related to these matters.

 In connection with our acquisition of Marquette General Health System (“Marquette General”) in 2012, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. The self-disclosure is pending with CMS. If the Marquette Seller’s retained liabilities, including those under its CMS voluntary self-disclosure as well as other obligations (“Marquette Contingent Obligations”), causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller. We believe that we made reasonable estimates of these potential liabilities and recorded an aggregate of $31.3 million (a portion of which relates to the Marquette Seller’s self-disclosure) representing the preliminary fair values of our potential obligation to the Marquette Seller related to the Marquette Contingent Obligations. We do not control and cannot predict the actual amount of the Marquette Contingent Obligations. Therefore, the final amounts paid in settlement, if any, could materially differ from amounts currently recorded.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “Repurchase Plan”).  The Repurchase Plan provides for the repurchase of up to $350.0 million in shares of our common stock through August 20, 2014, although we are not obligated to repurchase any specific number of shares.  We have designated the shares repurchased in accordance with the Repurchase Plan as treasury stock.

We repurchased a nominal number of shares in accordance with the Repurchase Plan during the three months ended March 31, 2012. There were no repurchases made in accordance with the Repurchase plan during the three months ended March 31, 2013.  Through March 31, 2013, we had repurchased approximately 4.3 million shares for an aggregate purchase price, including commissions, of approximately $154.6 million in accordance with the Repurchase Plan.  As of March 31, 2013, we had remaining authority to repurchase up to an additional $195.4 million in shares in accordance with the Repurchase Plan.  In connection with the Repurchase Plan, we have entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of our common stock during our blackout period (the “10b5-1 Trading Plan”).  The 10b5-1 Trading Plan became effective on March 15, 2013 and will expire on April 30, 2013.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (“LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”).  We redeemed 0.2 million shares of certain vested LTIP and MSPP shares during each of the three months ended March 31, 2013 and 2012 for an aggregate purchase price of approximately $7.1 million and $5.4 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2013:

(b

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
January 1, 2013 to January 31, 2013	8,406	$37.75	-	$95.4
February 1, 2013 to February 28, 2013	149,010	$43.88	-	$195.4	(b)
March 1, 2013 to March 31, 2013	4,378	$44.09	-	$195.4
Total	161,794	$43.57	-	$195.4

____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.
(b)

In February 2013, our Board of Directors approved a $100.0 million increase in the amount available for repurchase under the Repurchase Plan as well as extended the expiration date of the Repurchase Plan from March 13, 2013 to August 20, 2014.

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

10.210.310.4	— — —

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed herewith).*

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (filed herewith).*

Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	—	XBRL Instance Document**

101.XSD	—	XBRL Taxonomy Extension Schema Document**

101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	—	XBRL Taxonomy Definition Linkbase Document**

101.LAB	—	XBRL Taxonomy Label Linkbase Document**

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

____________

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

Date: April 26, 2013

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

10.210.310.4	— — —

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed herewith).*

Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (filed herewith).*

Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	—	XBRL Instance Document**

101.XSD	—	XBRL Taxonomy Extension Schema Document**

101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	—	XBRL Taxonomy Definition Linkbase Document**

101.LAB	—	XBRL Taxonomy Label Linkbase Document**

101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

**     — Furnished electronically herewith