Form 10-Q/A
period 2013-03-31
LIFEPOINT HOSPITALS, INC.
filed 2013-04-30
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

LifePoint Hospitals, Inc. is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on April 26, 2013. Due to an html coding error:

(i)	the conformed signature to the Original Filing was not visible; and
(ii)	the cover page, exhibit table and Exhibits 10.2, 10.3 and 10.4 to the Original Filing did not appear properly formatted.

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) corrects the html coding errors noted above and, except as described herein, no other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after the date of the Original Filing, and does not update the disclosures in the Original Filing in any way except as specifically described in this Explanatory Note.

LifePoint Hospitals, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues before provision for doubtful accounts	$1,100.2	$998.1
Provision for doubtful accounts	169.1	147.1
Revenues	931.1	851.0
Salaries and benefits	433.2	370.0
Supplies	144.7	129.0
Other operating expenses	221.5	188.5
Other income	(5.7)	(1.2)
Depreciation and amortization	55.8	45.1
Interest expense, net	23.9	25.5
Debt extinguishment costs	4.4	—
Impairment charge	—	3.1
	877.8	760.0
Income from continuing operations before income taxes	53.3	91.0
Provision for income taxes	20.3	34.1
Income from continuing operations	33.0	56.9
Income from discontinued operations, net of income taxes	0.1	0.1
Net income	33.1	57.0
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$56.1
Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.71	$1.19
Diluted	$0.69	$1.16
Weighted average shares and dilutive securities outstanding:
Basic	45.8	47.0
Diluted	47.2	48.3
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$32.3	$56.0
Income from discontinued operations, net of income taxes	0.1	0.1
Net income	$32.4	$56.1

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)

	March 31, 2013	December 31, 2012(a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160.4	$85.0
Accounts receivable, less allowances for doubtful accounts of $610.9 and $558.4 at March 31, 2013 and December 31, 2012, respectively	562.1	518.8
Inventories	96.3	97.0
Prepaid expenses	36.2	31.8
Deferred tax assets	149.9	142.5
Other current assets	53.6	50.2
	1,058.5	925.3
Property and equipment:
Land	102.1	101.9
Buildings and improvements	1,823.3	1,815.2
Equipment	1,320.5	1,289.7
Construction in progress (estimated costs to complete and equip after March 31, 2013 is $60.8)	80.7	81.0
	3,326.6	3,287.8
Accumulated depreciation	(1,303.6)	(1,256.9)
	2,023.0	2,030.9
Deferred loan costs, net	17.1	21.9
Intangible assets, net	81.9	84.5
Other	38.1	47.8
Goodwill	1,611.5	1,611.8
Total assets	$4,830.1	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113.3	$117.4
Accrued salaries	110.9	128.2
Income taxes payable	27.7	0.7
Other current liabilities	204.4	185.3
Current maturities of long-term debt	567.7	13.3
	1,024.0	444.9
Long-term debt	1,158.4	1,696.5
Deferred income tax liabilities	247.6	249.2
Long-term portion of reserves for self-insurance claims	138.6	133.0
Other long-term liabilities	83.8	79.2
Long-term income tax liability	16.9	16.9
Total liabilities	2,669.3	2,619.7
Redeemable noncontrolling interests	29.8	29.4
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,094,822 and 64,472,700 shares issued at March 31, 2013 and December 31, 2012, respectively	0.6	0.6
Capital in excess of par value	1,435.8	1,403.5
Accumulated other comprehensive income	0.2	0.2
Retained earnings	1,251.2	1,218.8
Common stock in treasury, at cost, 17,706,462 and 17,544,668 shares at March 31, 2013 and December 31, 2012, respectively	(579.7)	(572.6)
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	2,050.5
Noncontrolling interests	22.9	22.6
Total equity	2,131.0	2,073.1
Total liabilities and equity	$4,830.1	$4,722.2

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$33.1	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.1)	(0.1)
Stock-based compensation	6.8	6.8
Depreciation and amortization	55.8	45.1
Amortization of physician minimum revenue guarantees	4.5	5.0
Amortization of debt discounts	5.9	6.3
Amortization of deferred loan costs	1.2	1.5
Debt extinguishment costs	4.4	—
Impairment charge	—	3.1
Deferred income tax benefit	(7.1)	(21.5)
Reserve for self-insurance claims, net of payments	4.6	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(29.5)	(82.4)
Inventories and other current assets	(6.1)	1.0
Accounts payable and accrued expenses	(10.2)	(6.9)
Income taxes payable/receivable	27.0	54.0
Other	1.5	0.2
Net cash provided by operating activities – continuing operations	91.8	73.8
Net cash provided by (used in) operating activities – discontinued operations	0.4	(0.8)
Net cash provided by operating activities	92.2	73.0
Cash flows from investing activities:
Purchases of property and equipment	(38.5)	(60.8)
Acquisitions, net of cash acquired	(1.3)	(20.1)
Other	0.2	(0.2)
Net cash used in investing activities	(39.6)	(81.1)
Cash flows from financing activities:
Proceeds from borrowings	323.0	—
Payments of borrowings	(313.6)	—
Repurchases of common stock	(7.1)	(5.5)
Payment of debt financing costs	(0.9)	—
Proceeds from exercise of stock options	23.6	3.9
Proceeds from employee stock purchase plans	—	0.7
Distributions to noncontrolling interests	(1.5)	(0.7)
Capital lease payments and other	(0.7)	(0.4)
Net cash provided by (used in) financing activities	22.8	(2.0)
Change in cash and cash equivalents	75.4	(10.1)
Cash and cash equivalents at beginning of period	85.0	126.2
Cash and cash equivalents at end of period	$160.4	$116.1
Supplemental disclosure of cash flow information:
Interest payments	$7.2	$8.0
Capitalized interest	$0.4	$0.8
Income tax payments, net	$0.5	$1.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
Unaudited
(In Millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2012(a)	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1
Net income	—	—	—	—	32.4	—	0.7	33.1
Exercise of stock options and tax benefits of stock-based awards	0.7	—	25.5	—	—	—	—	25.5
Stock-based compensation	—	—	6.8	—	—	—	—	6.8
Repurchases of common stock, at cost	(0.2)	—	—	—	—	(7.1)	—	(7.1)
Noncash change in noncontrolling interests as a result of acquisition	—	—	—	—	—	—	1.1	1.1
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Balance at March 31, 2013	47.4	$0.6	$1,435.8	$0.2	$1,251.2	$(579.7)	$22.9	$2,131.0

(a)	Derived from audited consolidated financial statements.

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
March 31, 2013
Unaudited

Note 2. Revenue Recognition and Accounts Receivable  – (continued)

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$318.2	34.2%	$317.7	37.3%
Medicaid	126.8	13.6	111.6	13.1
HMOs, PPOs and other private insurers	457.6	49.2	396.9	46.7
Self-pay	181.4	19.5	159.8	18.8
Other	16.2	1.7	12.1	1.4
Revenues before provision for doubtful accounts	1,100.2	118.2	998.1	117.3
Provision for doubtful accounts	(169.1)	(18.2)	(147.1)	(17.3)
Revenues	$931.1	100.0%	$851.0	100.0%

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

	Carrying Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Term Facility	$441.6	$444.4	$441.6	$437.7
Incremental Term Loans, excluding unamortized discount	$324.2	$—	$325.4	$—
Revolving Facility	$—	$85.0	$—	$83.7
6.625% Senior Notes	$400.0	$400.0	$435.0	$431.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$624.6	$592.3
3¼% Debentures, excluding unamortized discount	$—	$225.0	$—	$225.0

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

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013	December 31, 2012
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$84.3	$90.2
Accumulated amortization	(44.6)	(49.2)
Net total	39.7	41.0
Non-competition agreements
Gross carrying amount	34.7	34.7
Accumulated amortization	(21.2)	(19.9)
Net total	13.5	14.8
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(1.8)	(1.5)
Net total	0.6	0.9
Total amortized intangible assets
Gross carrying amount	121.4	127.3
Accumulated amortization	(67.6)	(70.6)
Net total	53.8	56.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 6. Goodwill and Intangible Assets  – (continued)

	March 31, 2013	December 31, 2012
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.9	24.8
Licenses, provider numbers, accreditations and other	3.2	3.0
Net total	28.1	27.8
Total intangible assets:
Gross carrying amount	149.5	155.1
Accumulated amortization	(67.6)	(70.6)
Net total	$81.9	$84.5

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

The Company estimated the fair value of stock options granted using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach. The Company uses the HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term. In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10. Given the Company’s relatively large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options. The Company is

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 9. Stock-Based Compensation  – (continued)

amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Expected volatility	31.0%	36.0%
Risk-free interest rate (range)	0.05% - 1.95%	0.03% - 1.97%
Expected dividends	—	—
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$11.97	$12.18

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
March 31, 2013
Unaudited

Note 10. Commitments and Contingencies  – (continued)

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
March 31, 2013
Unaudited

Note 10. Commitments and Contingencies  – (continued)

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
March 31, 2013
Unaudited

Note 10. Commitments and Contingencies  – (continued)

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

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$33.0	$56.9
Less: Net income attributable to noncontrolling interests	(0.7)	(0.9)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	32.3	56.0
Income from discontinued operations, net of income taxes	0.1	0.1
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$56.1
Denominator:
Weighted average shares outstanding-basic	45.8	47.0
Effect of dilutive securities: stock options and other stock-based awards	1.4	1.3
Weighted average shares outstanding-diluted	47.2	48.3
Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.71	$1.19
Diluted	$0.69	$1.16

The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes and the 3¼% Debentures has been excluded because the effects would have been anti-dilutive for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, as more fully discussed in Note 7, the Company repurchased all of the outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under the Senior Credit Agreement. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three months ended March 31, 2013 and 2012.

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

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$881.2	$219.0	$—	$1,100.2
Provision for doubtful accounts	—	141.9	27.2	—	169.1
Revenues	—	739.3	191.8	—	931.1
Salaries and benefits	6.8	335.6	90.8	—	433.2
Supplies	—	106.4	38.3	—	144.7
Other operating expenses	0.4	180.1	41.0	—	221.5
Other income	—	(5.7)	—	—	(5.7)
Equity in earnings of affiliates	(44.9)	—	—	44.9	—
Depreciation and amortization	—	45.3	10.5	—	55.8
Interest expense, net	4.8	17.0	2.1	—	23.9
Debt extinguishment costs	4.4	—	—	—	4.4
Management (income) fees	—	(2.1)	2.1	—	—
	(28.5)	676.6	184.8	44.9	877.8
Income from continuing operations before taxes	28.5	62.7	7.0	(44.9)	53.3
(Benefit) provision for income taxes	(3.9)	24.2	—	—	20.3
Income from continuing operations	32.4	38.5	7.0	(44.9)	33.0
Income from discontinued operations, net of taxes	—	0.1	—	—	0.1
Net income	32.4	38.6	7.0	(44.9)	33.1
Less: Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$38.6	$6.3	$(44.9)	$32.4

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$90.6	$69.8	$—	$160.4
Accounts receivable, net	—	453.4	108.7	—	562.1
Inventories	—	75.5	20.8	—	96.3
Prepaid expenses	—	30.5	5.7	—	36.2
Deferred tax assets	149.9	—	—	—	149.9
Other current assets	—	41.8	11.8	—	53.6
	149.9	691.8	216.8	—	1,058.5
Property and equipment:
Land	—	74.7	27.4	—	102.1
Buildings and improvements	—	1,526.0	297.3	—	1,823.3
Equipment	—	1,195.7	124.8	—	1,320.5
Construction in progress	—	74.8	5.9	—	80.7
	—	2,871.2	455.4	—	3,326.6
Accumulated depreciation	—	(1,212.9)	(90.7)	—	(1,303.6)
	—	1,658.3	364.7	—	2,023.0
Deferred loan costs, net	17.1	—	—	—	17.1
Intangible assets, net	—	46.8	35.1	—	81.9
Investments in subsidiaries	1,708.0	—	—	(1,708.0)	—
Other	1.7	17.8	18.6	—	38.1
Goodwill	—	1,440.5	171.0	—	1,611.5
Total assets	$1,876.7	$3,855.2	$806.2	$(1,708.0)	$4,830.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$86.5	$26.8	$—	$113.3
Accrued salaries	—	86.6	24.3	—	110.9
Income taxes payable	27.7	—	—	—	27.7
Other current liabilities	21.8	140.8	41.8	—	204.4
Current maturities of long-term debt	565.9	1.1	0.7	—	567.7
	615.4	315.0	93.6	—	1,024.0
Long-term debt	1,149.3	5.5	3.6	—	1,158.4
Intercompany	(2,260.6)	2,024.1	236.5	—	—
Deferred income tax liabilities	247.6	—	—	—	247.6
Long-term portion of reserves for self-insurance claims	—	112.5	26.1	—	138.6
Other long-term liabilities	—	43.6	40.2	—	83.8
Long-term income tax liability	16.9	—	—	—	16.9
Total liabilities	(231.4)	2,500.7	400.0	—	2,669.3
Redeemable noncontrolling interests	—	—	29.8	—	29.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	1,352.9	355.1	(1,708.0)	2,108.1
Noncontrolling interests	—	1.6	21.3		22.9
Total equity	2,108.1	1,354.5	376.4	(1,708.0)	2,131.0
Total liabilities and equity	$1,876.7	$3,855.2	$806.2	$(1,708.0)	$4,830.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$26.8	$58.2	$—	$85.0
Accounts receivable, net	—	410.1	108.7	—	518.8
Inventories	—	76.9	20.1	—	97.0
Prepaid expenses	0.1	28.0	3.7	—	31.8
Deferred tax assets	142.5	—	—	—	142.5
Other current assets	—	37.9	12.3	—	50.2
	142.6	579.7	203.0	—	925.3
Property and equipment:
Land	—	74.7	27.2	—	101.9
Buildings and improvements	—	1,524.2	291.0	—	1,815.2
Equipment	—	1,172.2	117.5	—	1,289.7
Construction in progress	—	76.2	4.8	—	81.0
	—	2,847.3	440.5	—	3,287.8
Accumulated depreciation	—	(1,175.5)	(81.4)	—	(1,256.9)
	—	1,671.8	359.1	—	2,030.9
Deferred loan costs, net	21.9	—	—	—	21.9
Intangible assets, net	—	48.0	36.5	—	84.5
Investments in subsidiaries	1,663.1	—	—	(1,663.1)	—
Other	1.5	27.3	19.0	—	47.8
Goodwill	—	1,440.4	171.4	—	1,611.8
Total assets	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$92.9	$24.5	$—	$117.4
Accrued salaries	—	105.0	23.2	—	128.2
Other current liabilities	12.4	137.4	35.5	—	185.3
Income taxes payable	0.7	—	—	—	0.7
Current maturities of long-term debt	11.3	1.3	0.7	—	13.3
	24.4	336.6	83.9	—	444.9
Long-term debt	1,688.6	5.8	2.1	—	1,696.5
Intercompany	(2,200.5)	1,963.1	237.4	—	—
Deferred income tax liabilities	249.2	—	—	—	249.2
Long-term portion of reserves for self-insurance claims	—	106.7	26.3	—	133.0
Other long-term liabilities	—	39.5	39.7	—	79.2
Long-term income tax liability	16.9	—	—	—	16.9
Total liabilities	(221.4)	2,451.7	389.4	—	2,619.7
Redeemable noncontrolling interests	—	—	29.4	—	29.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,314.1	349.0	(1,663.1)	2,050.5
Noncontrolling interests	—	1.4	21.2	—	22.6
Total equity	2,050.5	1,315.5	370.2	(1,663.1)	2,073.1
Total liabilities and equity	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32.4	$38.6	$7.0	$(44.9)	$33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in earnings of affiliates	(44.9)	—	—	44.9	—
Stock-based compensation	6.8	—	—	—	6.8
Depreciation and amortization	—	45.3	10.5	—	55.8
Amortization of physician minimum revenue guarantees	—	4.1	0.4	—	4.5
Amortization of debt discounts	5.9	—	—	—	5.9
Amortization of deferred loan costs	1.2	—	—	—	1.2
Debt extinguishment costs	4.4	—	—	—	4.4
Deferred income tax benefit	(7.1)	—	—	—	(7.1)
Reserve for self-insurance claims, net of payments	—	4.8	(0.2)	—	4.6
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(33.8)	4.3	—	(29.5)
Inventories and other current assets	0.1	(4.9)	(1.3)	—	(6.1)
Accounts payable and accrued expenses	9.4	(29.1)	9.5	—	(10.2)
Income taxes payable/receivable	27.0	—	—	—	27.0
Other	0.1	0.5	0.9	—	1.5
Net cash provided by operating activities – continuing operations	35.3	25.4	31.1	—	91.8
Net cash provided by operating activities — discontinued operations	—	0.4	—	—	0.4
Net cash provided by operating activities	35.3	25.8	31.1	—	92.2
Cash flows from investing activities:
Purchases of property and equipment	—	(31.2)	(7.3)	—	(38.5)
Acquisitions, net of cash acquired	—	(1.3)	—	—	(1.3)
Other	(0.2)	0.4	—	—	0.2
Net cash used in investing activities	(0.2)	(32.1)	(7.3)	—	(39.6)
Cash flows from financing activities:
Proceeds from borrowings	323.0	—	—	—	323.0
Payments of borrowings	(313.6)	—	—	—	(313.6)
Repurchases of common stock	(7.1)	—	—	—	(7.1)
Payment of debt financing costs	(0.9)	—	—	—	(0.9)
Proceeds from exercise of stock options	23.6	—	—	—	23.6
Proceeds from (distributions to) noncontrolling interests	—	0.4	(1.9)	—	(1.5)
Change in intercompany balances with affiliates, net	(60.1)	70.3	(10.2)	—	—
Capital lease payments and other	—	(0.6)	(0.1)	—	(0.7)
Net cash (used in) provided by financing activities	(35.1)	70.1	(12.2)	—	22.8
Change in cash and cash equivalents	—	63.8	11.6	—	75.4
Cash and cash equivalents at beginning of period	—	26.8	58.2	—	85.0
Cash and cash equivalents at end of period	$—	$90.6	$69.8	$—	$160.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$56.1	$59.0	$9.7	$(67.8)	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.1)	—	—	(0.1)
Equity in earnings of affiliates	(67.8)	—	—	67.8	—
Stock-based compensation	6.8	—	—	—	6.8
Depreciation and amortization	—	38.7	6.4	—	45.1
Amortization of physician minimum revenue guarantees	—	4.7	0.3	—	5.0
Amortization of debt discounts	6.3	—	—	—	6.3
Amortization of deferred loan costs	1.5	—	—	—	1.5
Impairment charge	—	3.1	—	—	3.1
Deferred income tax benefit	(21.5)	—	—	—	(21.5)
Reserve for self-insurance claims, net of payments	—	4.4	0.3	—	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(68.3)	(14.1)	—	(82.4)
Inventories and other current assets	0.1	1.5	(0.6)	—	1.0
Accounts payable and accrued expenses	9.8	(17.8)	1.1	—	(6.9)
Income taxes payable/receivable	54.0	—	—	—	54.0
Other	—	0.3	(0.1)	—	0.2
Net cash provided by operating activities – continuing operations	45.3	25.5	3.0	—	73.8
Net cash used in operating activities – discontinued operations	—	(0.8)	—	—	(0.8)
Net cash provided by operating activities	45.3	24.7	3.0	—	73.0
Cash flows from investing activities:
Purchases of property and equipment	—	(58.2)	(2.6)	—	(60.8)
Acquisitions, net of cash acquired	—	(20.1)	—	—	(20.1)
Other	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	(78.5)	(2.6)	—	(81.1)
Cash flows from financing activities:
Repurchases of common stock	(5.5)	—	—	—	(5.5)
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Proceeds from employee stock purchase plans	0.7	—	—	—	0.7
Proceeds from (distributions to) noncontrolling interests	—	0.3	(1.0)	—	(0.7)
Change in intercompany balances with affiliates, net	(44.4)	44.4	—	—	—
Capital lease payments and other	—	(0.4)	—	—	(0.4)
Net cash (used in) provided by financing activities	(45.3)	44.3	(1.0)	—	(2.0)
Change in cash and cash equivalents	—	(9.5)	(0.6)	—	(10.1)
Cash and cash equivalents at beginning of period	—	106.2	20.0	—	126.2
Cash and cash equivalents at end of period	$—	$96.7	$19.4	$—	$116.1

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

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$1,100.2	118.2%	$998.1	117.3%
Provision for doubtful accounts	169.1	18.2	147.1	17.3
Revenues	931.1	100.0	851.0	100.0
Salaries and benefits	433.2	46.5	370.0	43.5
Supplies	144.7	15.5	129.0	15.2
Other operating expenses	221.5	23.8	188.5	22.0
Other income	(5.7)	(0.6)	(1.2)	(0.1)
Depreciation and amortization	55.8	6.0	45.1	5.3
Interest expense, net	23.9	2.6	25.5	3.0
Debt extinguishment costs	4.4	0.5	—	—
Impairment charge	—	—	3.1	0.4
	877.8	94.3	760.0	89.3
Income from continuing operations before income taxes	53.3	5.7	91.0	10.7
Provision for income taxes	20.3	2.2	34.1	4.0
Income from continuing operations	33.0	3.5	56.9	6.7
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.9)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$32.3	3.4%	$56.0	6.6%

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

Revenues

The following table presents the components of revenues for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Continuing operations:
Revenues before provision for doubtful accounts	$1,100.2	$998.1	$102.1	10.2%
Provision for doubtful accounts	169.1	147.1	22.0	15.0
Revenues	$931.1	$851.0	$80.1	9.4
Same-hospital:
Revenues before provision for doubtful accounts	$991.2	$998.1	$(6.9)	(0.7)%
Provision for doubtful accounts	160.8	147.1	13.7	9.3
Revenues	$830.4	$851.0	$(20.6)	(2.4)

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$318.2	34.2%	$317.7	37.3%
Medicaid	126.8	13.6	111.6	13.1
HMOs, PPOs and other private insurers	457.6	49.2	396.9	46.7
Self-pay	181.4	19.5	159.8	18.8
Other	16.2	1.7	12.1	1.4
Revenues before provision for doubtful accounts	1,100.2	118.2	998.1	117.3
Provision for doubtful accounts	(169.1)	(18.2)	(147.1)	(17.3)
Revenues	$931.1	100.0%	$851.0	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,995	$7,578	$417	5.5
Revenues per equivalent admission – same-hospital	$7,773	$7,578	$195	2.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Continuing operations:
Admissions	52,249	51,488	761	1.5
Equivalent admissions	116,463	112,295	4,168	3.7
Medicare case mix index	1.37	1.30	0.07	5.4
Average length of stay (days)	4.7	4.4	0.3	6.8
Inpatient surgeries	13,540	13,605	(65)	(0.5)
Outpatient surgeries	44,036	42,999	1,037	2.4
Emergency room visits	292,002	272,913	19,089	7.0
Outpatient factor	2.23	2.18	0.05	2.3
Same-hospital:
Admissions	48,475	51,488	(3,013)	(5.9)
Equivalent admissions	106,839	112,295	(5,456)	(4.9)
Medicare case mix index	1.35	1.30	0.05	3.8
Average length of stay (days)	4.5	4.4	0.1	2.3
Inpatient surgeries	12,216	13,605	(1,389)	(10.2)
Outpatient surgeries	40,027	42,999	(2,972)	(6.9)
Emergency room visits	273,887	272,913	974	0.4
Outpatient factor	2.20	2.18	0.02	0.9

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

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$32.7	3.5%	$26.0	3.1%	$6.7	25.9%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$181.4	19.5%	$159.8	18.8%	$21.6	13.5%
Net revenue days outstanding (at end of period)	55.8	N/A	55.9	N/A	(0.1)	(0.2)%
Same-hospital:
Related key indicators:
Charity care write-offs	$31.5	3.8%	$26.0	3.1%	$5.5	21.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$175.4	21.1%	$159.8	18.8%	$15.6	9.8%
Net revenue days outstanding (at end of period)	56.5	N/A	55.9	N/A	0.6	1.1%

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

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$433.2	46.5%	$370.0	43.5%	$63.2	17.1%
Man-hours per equivalent admission	107.8	N/A	98.7	N/A	9.1	9.1%
Salaries and benefits per equivalent admission	$3,740	N/A	$3,288	N/A	$452	13.7%

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

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$144.7	15.5%	$129.0	15.2%	$15.7	12.2%
Supplies per equivalent admission	$1,242	N/A	$1,149	N/A	$93	8.2%

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

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,				Increase (Decrease)	% Increase (Decrease)
	2013	% of Revenues	2012	% of Revenues
Professional fees	$31.8	3.4%	$27.4	3.2%	$4.4	16.1%
Utilities	16.9	1.8	14.4	1.7	2.5	17.4
Repairs and maintenance	23.6	2.5	21.6	2.5	2.0	9.7
Rents and leases	9.2	1.0	8.3	1.0	0.9	11.1
Insurance	9.4	1.0	10.2	1.2	(0.8)	(8.9)
Physician recruiting	7.2	0.8	7.4	0.9	(0.2)	(2.2)
Contract services	64.5	6.9	52.0	6.1	12.5	24.1
Non-income taxes	25.1	2.7	19.2	2.3	5.9	31.0
Other	33.8	3.7	28.0	3.1	5.8	20.6
	$221.5	23.8	$188.5	22.0	$33.0	17.6%

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

The following table presents summarized cash flow information for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities-continuing operations	$91.8	$73.8
Less: Purchases of property and equipment	(38.5)	(60.8)
Free operating cash flow	53.3	13.0
Acquisitions, net of cash acquired	(1.3)	(20.1)
Proceeds from borrowings	323.0	—
Payments of borrowings	(313.6)	—
Repurchases of common stock	(7.1)	(5.5)
Payment of debt financing costs	(0.9)	—
Proceeds from exercise of stock options	23.6	3.9
Distributions to noncontrolling interests	(1.5)	(0.7)
Other	(0.1)	(0.7)
Net increase (decrease) in cash and cash equivalents	$75.4	$(10.1)

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

Debt

An analysis and roll-forward of our long-term debt during the first quarter of 2013 is as follows (in millions):

	December 31, 2012	Proceeds from Borrowings	Payments of Borrowings	Other(a)	Amortization of Debt Discounts	March 31, 2013
Senior Credit Agreement:
Term Facility	$444.4	$—	$(2.8)	$—	$—	$441.6
Incremental Term Loans	—	325.0	(0.8)	—	—	324.2
Revolving Facility	85.0	—	(85.0)	—	—	—
6.625% Senior Notes	400.0	—	—	—	—	400.0
3½% Notes	575.0	—	—	—	—	575.0
3¼% Debentures	225.0	—	(225.0)	—	—	—
Unamortized debt discounts	(29.5)	(2.0)	—	—	5.9	(25.6)
Capital leases	9.9	—	(0.7)	1.7	—	10.9
	$1,709.8	$323.0	$(314.3)	$1.7	$5.9	$1,726.1

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the three months ended March 31, 2013.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$567.7	$13.3	$554.4
Long-term debt	1,158.4	1,696.5	(538.1)
Unamortized discounts on debt instruments	25.6	29.5	(3.9)
Total debt, excluding unamortized discounts	1,751.7	1,739.3	12.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,108.1	2,050.5	57.6
Total capitalization	$3,859.8	$3,789.8	$70.0
Total debt to total capitalization	45.4%	45.9%	(50) bps
Percentage of:
Fixed rate debt, excluding unamortized discounts	56.3%	69.6%
Variable rate debt, excluding unamortized discounts	43.7	30.4
	100.0%	100.0%
Percentage of:
Senior debt, excluding unamortized discounts	67.2%	54.0%
Subordinated debt, excluding unamortized discounts	32.8	46.0
	100.0%	100.0%

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

The following is an update of our contractual obligations at March 31, 2013 for our long-term debt obligations reflecting these transactions (in millions):

	Payment Due by Period
Contractual Obligation	Total	April 1, 2013 to December 31, 2013	2014 - 2015	2016 - 2017	After 2017
Long-term debt(a)	$2,061.8	$71.9	$709.6	$800.8	$479.5

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. We used the 1.96% and 2.71% effective interest rates at March 31, 2013 for our $441.6 million outstanding Term Facility and $324.2 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments. These amounts exclude our unamortized debt discounts and related non-cash amortization.

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

The carrying amounts and fair values of the Term Facility, the Incremental Term Loans and the Revolving Facility under the Senior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Term Facility	$441.6	$444.4	$441.6	$437.7
Incremental Term Loans, excluding unamortized discount	$324.2	$—	$325.4	$—
Revolving Facility	$—	$85.0	$—	$83.7
6.625% Senior Notes	$400.0	$400.0	$435.0	$431.0
3½% Notes, excluding unamortized discount	$575.0	$575.0	$624.6	$592.3
3¼% Debentures, excluding unamortized discount	$—	$225.0	$—	$225.0

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

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2013:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
January 1, 2013 to January 31, 2013	8,406	$37.75	—	$95.4
February 1, 2013 to February 28, 2013	149,010	$43.88	—	$195.4	(b)
March 1, 2013 to March 31, 2013	4,378	$44.09	—	$195.4
Total	161,794	$43.57	—	$195.4

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.
(b)	In February 2013, our Board of Directors approved a $100.0 million increase in the amount available for repurchase under the Repurchase Plan as well as extended the expiration date of the Repurchase Plan from March 13, 2013 to August 20, 2014.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
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

10.2	— Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed herewith).*
10.3	— Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (filed herewith).*
10.4	— Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*
31.1	— Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	— Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	— Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	— Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	— XBRL Instance Document**
101.XSD	— XBRL Taxonomy Extension Schema Document**
101.CAL	— XBRL Taxonomy Calculation Linkbase Document**
101.DEF	— XBRL Taxonomy Definition Linkbase Document**
101.LAB	— XBRL Taxonomy Label Linkbase Document**
101.PRE	— XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:	/s/ Michael S. Coggin Michael S. Coggin Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 29, 2013

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

10.2	— Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed herewith).*
10.3	— Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (filed herewith).*
10.4	— Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (filed herewith).*
31.1	— Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	— Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	— Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	— Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	— XBRL Instance Document**
101.XSD	— XBRL Taxonomy Extension Schema Document**
101.CAL	— XBRL Taxonomy Calculation Linkbase Document**
101.DEF	— XBRL Taxonomy Definition Linkbase Document**
101.LAB	— XBRL Taxonomy Label Linkbase Document**
101.PRE	— XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith