Form 10-Q
period 2013-06-30
LIFEPOINT HOSPITALS, INC.
filed 2013-07-26
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 19, 2013, the number of outstanding shares of the registrant’s Common Stock was 47,538,294.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues before provision for doubtful accounts	$1,075.7	$980.1	$2,175.9	$1,978.2
Provision for doubtful accounts	180.8	152.8	349.9	299.9
Revenues	894.9	827.3	1,826.0	1,678.3

Salaries and benefits	422.1	369.9	855.3	739.9
Supplies	144.1	124.4	288.8	253.4
Other operating expenses	222.9	195.7	444.4	384.2
Other income	(11.0)	(1.5)	(16.7)	(2.7)
Depreciation and amortization	55.9	46.9	111.7	92.0
Interest expense, net	22.6	25.7	46.5	51.2
Gain on settlement of pre-acquisition contingent obligation	(5.6)	-	(5.6)	-
Debt extinguishment costs	-	-	4.4	-
Impairment charge	-	-	-	3.1
	851.0	761.1	1,728.8	1,521.1

Income from continuing operations before income taxes	43.9	66.2	97.2	157.2
Provision for income taxes	16.7	24.3	37.0	58.4
Income from continuing operations	27.2	41.9	60.2	98.8
Income from discontinued operations, net of income taxes	0.3	0.1	0.4	0.2
Net income	27.5	42.0	60.6	99.0
Less: Net income attributable to noncontrolling interests	(0.1)	(1.7)	(0.8)	(2.6)
Net income attributable to LifePoint Hospitals, Inc.	$27.4	$40.3	$59.8	$96.4

Basic earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.58	$0.85	$1.29	$2.04
Discontinued operations	0.01	-	0.01	0.01
Net income	$0.59	$0.85	$1.30	$2.05

Diluted earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.57	$0.83	$1.25	$1.99
Discontinued operations	-	-	0.01	-
Net income	$0.57	$0.83	$1.26	$1.99

Weighted average shares and dilutive securities outstanding:
Basic	46.5	47.3	46.2	47.1
Diluted	47.7	48.4	47.5	48.4

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$27.1	$40.2	$59.4	$96.2
Income from discontinued operations, net of income taxes	0.3	0.1	0.4	0.2
Net income	$27.4	$40.3	$59.8	$96.4

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2013	2012 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$175.0	$85.0
Accounts receivable, less allowances for doubtful accounts of $666.4 and $558.4 at
June 30, 2013 and December 31, 2012, respectively	552.3	518.8
Inventories	96.3	97.0
Prepaid expenses	31.7	31.8
Deferred tax assets	162.7	142.5
Other current assets	52.9	50.2
	1,070.9	925.3
Property and equipment:
Land	102.0	101.9
Buildings and improvements	1,824.8	1,815.2
Equipment	1,356.3	1,289.7
Construction in progress (estimated costs to complete and equip after June 30, 2013 is $65.4)	81.7	81.0
	3,364.8	3,287.8
Accumulated depreciation	(1,354.8)	(1,256.9)
	2,010.0	2,030.9
Deferred loan costs, net	16.2	21.9
Intangible assets, net	78.9	84.5
Other	32.7	47.8
Goodwill	1,619.9	1,611.8
Total assets	$4,828.6	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$108.5	$117.4
Accrued salaries	111.9	128.2
Income taxes payable	20.2	0.7
Other current liabilities	194.3	185.3
Current maturities of long-term debt	572.5	13.3
	1,007.4	444.9
Long-term debt	1,154.2	1,696.5
Deferred income tax liabilities	220.5	249.2
Long-term portion of reserves for self-insurance claims	140.4	133.0
Other long-term liabilities	88.1	79.2
Long-term income tax liability	20.2	16.9
Total liabilities	2,630.8	2,619.7
Redeemable noncontrolling interests	29.8	29.4
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,226,926 and
64,472,700 shares issued at June 30, 2013 and December 31, 2012, respectively	0.6	0.6
Capital in excess of par value	1,446.7	1,403.5
Accumulated other comprehensive income	0.2	0.2
Retained earnings	1,278.6	1,218.8
Common stock in treasury, at cost, 17,709,884 and 17,544,668 shares at June 30, 2013
and December 31, 2012, respectively	(579.8)	(572.6)
Total LifePoint Hospitals, Inc. stockholders' equity	2,146.3	2,050.5
Noncontrolling interests	21.7	22.6
Total equity	2,168.0	2,073.1
Total liabilities and equity	$4,828.6	$4,722.2

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$27.5	$42.0	$60.6	$99.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(0.3)	(0.1)	(0.4)	(0.2)
Stock-based compensation	6.3	6.5	13.1	13.3
Depreciation and amortization	55.9	46.9	111.7	92.0
Amortization of physician minimum revenue guarantees	4.5	4.8	9.0	9.8
Amortization of debt discounts and deferred loan costs	6.0	7.8	13.1	15.6
Gain on settlement of pre-acquisition contingent obligation	(5.6)	-	(5.6)	-
Debt extinguishment costs	-	-	4.4	-
Impairment charge	-	-	-	3.1
Deferred income tax benefit	(36.6)	(17.1)	(43.7)	(38.6)
Reserve for self-insurance claims, net of payments	2.1	(7.5)	6.7	(2.8)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	10.9	46.7	(18.6)	(35.7)
Inventories and other current assets	10.9	6.3	4.8	7.3
Accounts payable and accrued expenses	(15.8)	(11.2)	(26.0)	(18.1)
Income taxes payable/receivable	(7.5)	(21.4)	19.5	32.6
Other	(0.8)	0.5	0.7	0.7
Net cash provided by operating activities - continuing operations	57.5	104.2	149.3	178.0
Net cash (used in) provided by operating activities -
discontinued operations	(0.6)	0.1	(0.2)	(0.7)
Net cash provided by operating activities	56.9	104.3	149.1	177.3

Cash flows from investing activities:
Purchases of property and equipment	(37.3)	(49.3)	(75.8)	(110.1)
Acquisitions, net of cash acquired	(4.9)	-	(6.2)	(20.1)
Other	1.2	(0.1)	1.4	(0.3)
Net cash used in investing activities	(41.0)	(49.4)	(80.6)	(130.5)

Cash flows from financing activities:
Proceeds from borrowings	-	-	323.0	-
Payments of borrowings	(3.6)	-	(317.2)	-
Repurchases of common stock	(0.1)	(0.4)	(7.2)	(5.9)
Payment of debt financing costs	(0.1)	-	(1.0)	-
Proceeds from exercise of stock options	4.6	1.6	28.2	5.5
(Refunds of) proceeds from employee stock purchase plans	(0.2)	(0.2)	(0.2)	0.5
Distributions to noncontrolling interests	(1.3)	(0.7)	(2.8)	(1.4)
Sales of redeemable noncontrolling interests	-	1.6	-	1.6
Capital lease payments and other	(0.6)	(0.6)	(1.3)	(1.0)
Net cash (used in) provided by financing activities	(1.3)	1.3	21.5	(0.7)

Change in cash and cash equivalents	14.6	56.2	90.0	46.1
Cash and cash equivalents at beginning of period	160.4	116.1	85.0	126.2
Cash and cash equivalents at end of period	$175.0	$172.3	$175.0	$172.3

Supplemental disclosure of cash flow information:
Interest payments	$28.2	$28.8	$35.4	$36.8
Capitalized interest	$0.3	$0.5	$0.7	$1.3
Income tax payments, net	$60.9	$63.0	$61.4	$64.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2012 (a)	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1
Net income	-	-	-	-	59.8	-	0.8	60.6
Exercise of stock options and
tax benefits of stock-based
awards	0.8	-	30.3	-	-	-	-	30.3
Stock activity in connection with
employee stock purchase plan	-	-	(0.2)	-	-	-	-	(0.2)
Stock-based compensation	-	-	13.1	-	-	-	-	13.1
Repurchases of common stock,
at cost	(0.2)	-	-	-	-	(7.2)	-	(7.2)
Noncash change in noncontrolling
interests as a result of acquisition	-	-	-	-	-	-	1.1	1.1
Cash distributions to
noncontrolling interests	-	-	-	-	-	-	(2.8)	(2.8)
Balance at June 30, 2013	47.5	$0.6	$1,446.7	$0.2	$1,278.6	$(579.8)	$21.7	$2,168.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

Note 1. Organization,  Basis of Presentation, and Recently Issued Accounting Pronouncement

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At June 30, 2013, on a consolidated basis, the Company operated 57 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June  30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The Company adopted ASU 2013-2 during the first quarter of 2013.  At June 30, 2013, the Company’s only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three and six months ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive income into net income.

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

June 30, 2013

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$289.4	32.3%	$284.4	34.4%	$607.6	33.3%	$602.1	35.9%
Medicaid	124.4	13.9	132.0	16.0	251.2	13.8	243.6	14.5
HMOs, PPOs and other
private insurers	466.6	52.2	391.2	47.3	924.2	50.6	788.1	47.0
Self-pay	176.5	19.7	160.9	19.4	357.9	19.6	320.7	19.1
Other	18.8	2.1	11.6	1.4	35.0	1.9	23.7	1.4
Revenues before provision
for doubtful accounts	1,075.7	120.2	980.1	118.5	2,175.9	119.2	1,978.2	117.9
Provision for doubtful
accounts	(180.8)	(20.2)	(152.8)	(18.5)	(349.9)	(19.2)	(299.9)	(17.9)
Revenues	$894.9	100.0%	$827.3	100.0%	$1,826.0	100.0%	$1,678.3	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2013 (in millions):

Balance at January 1, 2013	$558.4
Additions recognized as a reduction to revenues	349.9
Accounts written off, net of recoveries	(241.9)
Balance at June 30, 2013	$666.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 54.7% and 51.8% as of June 30, 2013 and December 31, 2012, respectively.  The increase in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, as of June 30, 2013 as compared to December 31, 2012 is primarily the result of a timing difference in the recognition of additional allowances for doubtful accounts and the write-off of aged and fully reserved accounts receivable during the six months ended June 30, 2013.  Additionally, as of June 30, 2013 and December 31, 2012, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were comparable at 84.7% and 85.0%, respectively.

Note 3. General and Administrative Costs

    The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center depreciation and overhead costs, which were $43.0 million and $42.8 million for the three months ended June 30, 2013 and 2012, respectively, and $91.0 million and $83.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”), senior secured incremental term loans (the “Incremental Term Loans”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of June 30, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Term Facility	$438.8	$444.4	$436.6	$437.7
Incremental Term Loans, excluding unamortized discount	$323.4	$-	$322.6	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$432.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$623.2	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

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

Note 5. Acquisitions

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, the Company’s management made reasonable estimates and recorded an estimated obligation representing the fair values of its potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than the Company originally estimated.  As a result, during the three months ended June 30, 2013, the Company reduced its originally recorded contingent obligations and recognized a gain of approximately $5.6 million included under the caption “Gain on settlement of pre-acquisition contingent obligation” in the accompanying condensed consolidated statements of operations.

The Company will continue to analyze and refine its estimates of the remaining contingent obligations to the seller as changes in facts and circumstances warrant.  The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of the remaining contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

Scott Memorial Hospital

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 (in millions):

	June 30,	December 31,
	2013	2012
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$85.6	$90.2
Accumulated amortization	(47.3)	(49.2)
Net total	38.3	41.0
Non-competition agreements
Gross carrying amount	34.7	34.7
Accumulated amortization	(22.4)	(19.9)
Net total	12.3	14.8
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(2.1)	(1.5)
Net total	0.3	0.9
Total amortized intangible assets
Gross carrying amount	122.7	127.3
Accumulated amortization	(71.8)	(70.6)
Net total	50.9	56.7

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.9	24.8
Licenses, provider numbers, accreditations and other	3.1	3.0
Net total	28.0	27.8

Total intangible assets:
Gross carrying amount	150.7	155.1
Accumulated amortization	(71.8)	(70.6)
Net total	$78.9	$84.5

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company’s liability for contract-based physician minimum revenue guarantees was $16.0 million and $15.2 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

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

June 30, 2013

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

In connection with the Company’s issuance of the Incremental Term Loans and repurchase of the 3¼% Debentures during the six months ended June  30, 2013, the Company recorded $4.4 million of debt extinguishment costs.  The debt extinguishment costs include $3.5 million of previously capitalized loan costs and $0.9 million of loan costs related to the issuance of the Incremental Term Loans.

Classification

As of June 30, 2013, the Company classified the 3½% Notes, including unamortized discount, as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.  The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events.  On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.  The Company is currently working to secure financing to repay the borrowings outstanding under the 3½% Notes on or after March 15, 2014.

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

The Company repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share in accordance with the Repurchase Plan during the six months ended June 30, 2012. There were no repurchases made in accordance with the Repurchase Plan during the six months ended June 30, 2013.  Through June 30, 2013, the Company had repurchased approximately 4.3 million shares for an aggregate purchase price, including commissions, of approximately $154.6 million in accordance with the Repurchase Plan.  As of June 30, 2013, the Company had remaining authority to repurchase up to an additional $195.4 million in shares in accordance with the Repurchase Plan.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed 0.2 million shares of certain vested 1998 LTIP and MSPP shares during each of the six months ended June 30, 2013 and 2012 for an aggregate purchase price of approximately $7.2 million and $5.8 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

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

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced its existing 1998 LTIP and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of the Company’s employees and non-employee directors.   The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share per stock option and appreciation rights award grant and 2.09 shares per full-value award grant.  No shares remain available for issuance in accordance with the 1998 LTIP or ODSICP.

Stock Options

The Company granted options to purchase  735,200 and 789,900 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the six months ended June 30, 2013 and 2012, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 1998 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the six months ended June 30, 2013 and 2012 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Expected volatility	31.0%	36.0%
Risk-free interest rate, minimum	0.05%	0.03%
Risk-free interest rate, maximum	1.95%	1.97%
Expected dividends	-	-
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$11.97	$12.18

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $8.7 million and $2.1 million, respectively. The Company received $4.6 million and $1.6 million in cash from stock option exercises for the three months ended June 30, 2013 and 2012, respectively, and $28.2 million and $5.5 million in cash from stock option exercises for the six months ended June 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.1 million and $0.7 million for the three and six months ended June 30, 2013, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises totaled  $0.1 million for the six months ended June 30, 2012.

As of June 30, 2013, there was $13.6 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The Company granted 410,000 and 493,595 shares of other stock-based awards to certain officers, employees and non-employee directors in accordance with the 1998 LTIP and ODSICP during the six months ended June 30, 2013 and 2012, respectively.  Additionally, the Company granted 23,912 other stock-based awards in accordance with the 2013 LTIP to the Company’s non-employee directors during the six months ended June 30, 2013.  The fair value of these other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The other stock-based awards granted during the six months ended June 30, 2013 and 2012 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the other stock-based awards granted during the six months ended June 30, 2013 and 2012,  307,000 and 320,000, respectively, were performance-based awards.  In addition to requiring continuing service of an employee, the vesting of these performance-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 320,000 performance-based awards granted during 2012 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for the performance-based awards granted during the six months ended June 30, 2013, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the six months ended June 30, 2013, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the specific grant vesting requirements, other stock-based awards granted in accordance with the 1998 LTIP become fully vested upon the death or disability of the participant.  Additionally, in the event of termination without cause of a participant, other stock-based awards otherwise subject to cliff-vesting become vested in a percentage equal to the number of full months of continuous employment following the date of grant through the date of termination divided by the total number of months in the vesting period, and in the case of performance-based awards, only in the event that the performance goals are attained. Additionally, subject to certain limitations and notwithstanding the specific grant vesting requirements, awards granted in accordance with the 2013 LTIP may become fully exercisable or vested within the sole discretion and direction of a committee appointed by the Company’s Board of Directors to administer the plan.

As of June 30, 2013, there was $24.7 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the 2013 LTIP, 1998 LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

 The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Other stock-based awards	$4.2	$4.0	$8.2	$8.0
Stock options	2.1	2.5	4.9	5.3
Total stock-based compensation expense	$6.3	$6.5	$13.1	$13.3
Tax benefit on stock-based compensation expense	$2.5	$2.6	$5.3	$5.3

    The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2013 or 2012. As of June 30, 2013, there was $38.3 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG's self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG's self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. The Company believes that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. During May 2013, Bolivar finalized an independent review of the medical necessity of certain services rendered to patients in its IOP and communicated the results of such review to the government.  Minden and Bolivar continue to cooperate with the government in addressing these matters. The Company's reserves for uninsured litigation at June 30, 2013 include a reasonable estimate of management's anticipated exposure related to these matters.

In connection with the Company’s acquisition of Marquette General Health System (“Marquette General”), Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.  The Company has made reasonable estimates of these potential liabilities and at June 30, 2013 has recorded an aggregate of $25.7 million (a portion of which relates to the Marquette Seller’s self-disclosure) representing the fair values of its potential obligation to the Marquette Seller.  The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $33.8 million at June 30, 2013.   The actual amount of such commitments to be subsequently advanced to physicians is estimated at $16.0 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $81.7 million in costs related to uncompleted projects as of June 30, 2013, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At June 30, 2013, these uncompleted projects had an estimated cost to complete and equip of approximately $65.4 million.   Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013.  Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of approximately 15 years following construction completion.  The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases – Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheets of $27.8 million as of June 30, 2013.  This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center.  Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will depreciate the completed hospital support center and amortize the related financing obligation over the expected lease agreement term.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share
attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$27.2	$41.9	$60.2	$98.8
Less: Net income attributable to noncontrolling interests	(0.1)	(1.7)	(0.8)	(2.6)
Income from continuing operations attributable to
LifePoint Hospitals, Inc. stockholders	27.1	40.2	59.4	96.2
Income from discontinued operations, net of income taxes	0.3	0.1	0.4	0.2
Net income attributable to LifePoint Hospitals, Inc.	$27.4	$40.3	$59.8	$96.4

Denominator:
Weighted average shares outstanding - basic	46.5	47.3	46.2	47.1
Effect of dilutive securities: stock options and other
stock-based awards	1.2	1.1	1.3	1.3
Weighted average shares outstanding - diluted	47.7	48.4	47.5	48.4

Basic earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.58	$0.85	$1.29	$2.04
Discontinued operations	0.01	-	0.01	0.01
Net income	$0.59	$0.85	$1.30	$2.05

Diluted earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.57	$0.83	$1.25	$1.99
Discontinued operations	-	-	0.01	-
Net income	$0.57	$0.83	$1.26	$1.99

     The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes has been excluded for the three and six months ended June 30, 2013 and 2012 because the effects would have been anti-dilutive.  Additionally, the impact of the 3¼% Debentures has been excluded for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 because the effects would have been anti-dilutive. During the six months ended June 30, 2013, as more fully discussed in Note 7, the Company repurchased all of the outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under the Senior Credit Agreement. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three and six months ended June 30, 2013 and 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$856.9	$218.8	$-	$1,075.7
Provision for doubtful accounts	-	151.6	29.2	-	180.8
Revenues	-	705.3	189.6	-	894.9

Salaries and benefits	6.3	327.4	88.4	-	422.1
Supplies	-	108.8	35.3	-	144.1
Other operating expenses	0.1	177.8	45.0	-	222.9
Other income	-	(10.7)	(0.3)	-	(11.0)
Equity in earnings of affiliates	(38.0)	-	-	38.0	-
Depreciation and amortization	-	45.2	10.7	-	55.9
Interest expense, net	3.3	17.1	2.2	-	22.6
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Management (income) fees	-	(2.0)	2.0	-	-
	(28.3)	663.6	177.7	38.0	851.0
Income from continuing operations
before taxes	28.3	41.7	11.9	(38.0)	43.9
Provision for income taxes	0.9	15.8	-	-	16.7
Income from continuing operations	27.4	25.9	11.9	(38.0)	27.2
Income from discontinued operations,
net of taxes	-	0.3	-	-	0.3
Net income	27.4	26.2	11.9	(38.0)	27.5
Less: Net (income) loss attributable
to noncontrolling interests	-	(0.3)	0.2	-	(0.1)
Net income attributable to LifePoint
Hospitals, Inc.	$27.4	$25.9	$12.1	$(38.0)	$27.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$850.3	$129.8	$-	$980.1
Provision for doubtful accounts	-	133.6	19.2	-	152.8
Revenues	-	716.7	110.6	-	827.3

Salaries and benefits	6.5	319.4	44.0	-	369.9
Supplies	-	106.9	17.5	-	124.4
Other operating expenses	-	171.7	24.0	-	195.7
Other income	-	(0.5)	(1.0)	-	(1.5)
Equity in earnings of affiliates	(53.2)	-	-	53.2	-
Depreciation and amortization	-	39.6	7.3	-	46.9
Interest expense, net	6.5	17.3	1.9	-	25.7
Management (income) fees	-	(2.0)	2.0	-	-
	(40.2)	652.4	95.7	53.2	761.1
Income from continuing operations
before taxes	40.2	64.3	14.9	(53.2)	66.2
(Benefit) provision for income taxes	(0.1)	24.4	-	-	24.3
Income from continuing operations	40.3	39.9	14.9	(53.2)	41.9
Income from discontinued operations,
net of taxes	-	0.1	-	-	0.1
Net income	40.3	40.0	14.9	(53.2)	42.0
Less: Net loss (income) attributable
to noncontrolling interests	-	0.5	(2.2)	-	(1.7)
Net income attributable to LifePoint
Hospitals, Inc.	$40.3	$40.5	$12.7	$(53.2)	$40.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,738.1	$437.8	$-	$2,175.9
Provision for doubtful accounts	-	293.5	56.4	-	349.9
Revenues	-	1,444.6	381.4	-	1,826.0

Salaries and benefits	13.1	663.0	179.2	-	855.3
Supplies	-	215.2	73.6	-	288.8
Other operating expenses	0.5	357.9	86.0	-	444.4
Other income	-	(16.4)	(0.3)	-	(16.7)
Equity in earnings of affiliates	(82.9)	-	-	82.9	-
Depreciation and amortization	-	90.5	21.2	-	111.7
Interest expense, net	8.1	34.1	4.3	-	46.5
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Debt extinguishment costs	4.4	-	-	-	4.4
Management (income) fees	-	(4.1)	4.1	-	-
	(56.8)	1,340.2	362.5	82.9	1,728.8
Income from continuing operations
before taxes	56.8	104.4	18.9	(82.9)	97.2
(Benefit) provision for income taxes	(3.0)	40.0	-	-	37.0
Income from continuing operations	59.8	64.4	18.9	(82.9)	60.2
Income from discontinued operations,
net of taxes	-	0.4	-	-	0.4
Net income	59.8	64.8	18.9	(82.9)	60.6
Less: Net income attributable to
noncontrolling interests	-	(0.3)	(0.5)	-	(0.8)
Net income attributable to LifePoint
Hospitals, Inc.	$59.8	$64.5	$18.4	$(82.9)	$59.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,737.6	$240.6	$-	$1,978.2
Provision for doubtful accounts	-	259.6	40.3	-	299.9
Revenues	-	1,478.0	200.3	-	1,678.3
					-
Salaries and benefits	13.3	646.9	79.7	-	739.9
Supplies	-	218.2	35.2	-	253.4
Other operating expenses	-	343.1	41.1	-	384.2
Other income	-	(1.7)	(1.0)	-	(2.7)
Equity in earnings of affiliates	(121.0)	-	-	121.0	-
Depreciation and amortization	-	78.3	13.7	-	92.0
Interest expense, net	13.0	35.3	2.9	-	51.2
Impairment charge	-	3.1	-	-	3.1
Management (income) fees	-	(4.1)	4.1	-	-
	(94.7)	1,319.1	175.7	121.0	1,521.1
Income from continuing operations
before taxes	94.7	158.9	24.6	(121.0)	157.2
(Benefit) provision for income taxes	(1.7)	60.1	-	-	58.4
Income from continuing operations	96.4	98.8	24.6	(121.0)	98.8
Income from discontinued operations,
net of taxes	-	0.2	-	-	0.2
Net income	96.4	99.0	24.6	(121.0)	99.0
Less: Net loss (income) attributable
to noncontrolling interests	-	0.2	(2.8)	-	(2.6)
Net income attributable to LifePoint
Hospitals, Inc.	$96.4	$99.2	$21.8	$(121.0)	$96.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$107.2	$67.8	$-	$175.0
Accounts receivable, net	-	453.5	98.8	-	552.3
Inventories	-	75.1	21.2	-	96.3
Prepaid expenses	0.1	26.9	4.7	-	31.7
Deferred tax assets	162.7	-	-	-	162.7
Other current assets	-	34.5	18.4	-	52.9
	162.8	697.2	210.9	-	1,070.9
Property and equipment:
Land	-	74.5	27.5	-	102.0
Buildings and improvements	-	1,527.6	297.2	-	1,824.8
Equipment	-	1,227.1	129.2	-	1,356.3
Construction in progress	-	76.2	5.5	-	81.7
	-	2,905.4	459.4	-	3,364.8
Accumulated depreciation	-	(1,254.8)	(100.0)	-	(1,354.8)
	-	1,650.6	359.4	-	2,010.0
Deferred loan costs, net	16.2	-	-	-	16.2
Intangible assets, net	-	44.9	34.0	-	78.9
Investments in subsidiaries	1,746.0	-	-	(1,746.0)	-
Other	1.7	18.5	12.5	-	32.7
Goodwill	-	1,443.6	176.3	-	1,619.9
Total assets	$1,926.7	$3,854.8	$793.1	$(1,746.0)	$4,828.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$83.3	$25.2	$-	$108.5
Accrued salaries	-	88.3	23.6	-	111.9
Income taxes payable	20.2	-	-	-	20.2
Other current liabilities	10.0	137.7	46.6	-	194.3
Current maturities of long-term debt	570.9	1.0	0.6	-	572.5
	601.1	310.3	96.0	-	1,007.4
Long-term debt	1,145.5	5.3	3.4	-	1,154.2
Intercompany	(2,206.9)	1,989.3	217.6	-	-
Deferred income tax liabilities	220.5	-	-	-	220.5
Long-term portion of reserves for self-insurance claims	-	121.2	19.2	-	140.4
Other long-term liabilities	-	47.7	40.4	-	88.1
Long-term income tax liability	20.2	-	-	-	20.2
Total liabilities	(219.6)	2,473.8	376.6	-	2,630.8
Redeemable noncontrolling interests	-	-	29.8	-	29.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,146.3	1,379.5	366.5	(1,746.0)	2,146.3
Noncontrolling interests	-	1.5	20.2	-	21.7
Total equity	2,146.3	1,381.0	386.7	(1,746.0)	2,168.0
Total liabilities and equity	$1,926.7	$3,854.8	$793.1	$(1,746.0)	$4,828.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$26.8	$58.2	$-	$85.0
Accounts receivable, net	-	410.1	108.7	-	518.8
Inventories	-	76.9	20.1	-	97.0
Prepaid expenses	0.1	28.0	3.7	-	31.8
Deferred tax assets	142.5	-	-	-	142.5
Other current assets	-	37.9	12.3	-	50.2
	142.6	579.7	203.0	-	925.3
Property and equipment:
Land	-	74.7	27.2	-	101.9
Buildings and improvements	-	1,524.2	291.0	-	1,815.2
Equipment	-	1,172.2	117.5	-	1,289.7
Construction in progress	-	76.2	4.8	-	81.0
	-	2,847.3	440.5	-	3,287.8
Accumulated depreciation	-	(1,175.5)	(81.4)	-	(1,256.9)
	-	1,671.8	359.1	-	2,030.9
Deferred loan costs, net	21.9	-	-	-	21.9
Intangible assets, net	-	48.0	36.5	-	84.5
Investments in subsidiaries	1,663.1	-	-	(1,663.1)	-
Other	1.5	27.3	19.0	-	47.8
Goodwill	-	1,440.4	171.4	-	1,611.8
Total assets	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$92.9	$24.5	$-	$117.4
Accrued salaries	-	105.0	23.2	-	128.2
Income taxes payable	0.7	-	-	-	0.7
Other current liabilities	12.4	137.4	35.5	-	185.3
Current maturities of long-term debt	11.3	1.3	0.7	-	13.3
	24.4	336.6	83.9	-	444.9
Long-term debt	1,688.6	5.8	2.1	-	1,696.5
Intercompany	(2,200.5)	1,963.1	237.4	-	-
Deferred income tax liabilities	249.2	-	-	-	249.2
Long-term portion of reserves for self-insurance claims	-	106.7	26.3	-	133.0
Other long-term liabilities	-	39.5	39.7	-	79.2
Long-term income tax liability	16.9	-	-	-	16.9
Total liabilities	(221.4)	2,451.7	389.4	-	2,619.7
Redeemable noncontrolling interests	-	-	29.4	-	29.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,314.1	349.0	(1,663.1)	2,050.5
Noncontrolling interests	-	1.4	21.2	-	22.6
Total equity	2,050.5	1,315.5	370.2	(1,663.1)	2,073.1
Total liabilities and equity	$1,829.1	$3,767.2	$789.0	$(1,663.1)	$4,722.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.4	$26.2	$11.9	$(38.0)	$27.5
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.3)	-	-	(0.3)
Equity in earnings of affiliates	(38.0)	-	-	38.0	-
Stock-based compensation	6.3	-	-	-	6.3
Depreciation and amortization	-	45.2	10.7	-	55.9
Amortization of physician minimum revenue guarantees	-	4.2	0.3	-	4.5
Amortization of debt discounts and deferred loan costs	6.0	-	-	-	6.0
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-	(5.6)
Deferred income tax benefit	(36.6)	-	-	-	(36.6)
Reserve for self-insurance claims, net of payments	-	0.1	2.0	-	2.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	0.7	10.2	-	10.9
Inventories and other current assets	(0.1)	11.3	(0.3)	-	10.9
Accounts payable and accrued expenses	(11.8)	(6.1)	2.1	-	(15.8)
Income taxes payable/receivable	(7.5)	-	-	-	(7.5)
Other	(0.1)	(0.5)	(0.2)	-	(0.8)
Net cash (used in) provided by operating activities -
continuing operations	(54.4)	80.8	31.1	-	57.5
Net cash used in operating activities - discontinued
operations	-	(0.6)	-	-	(0.6)
Net cash (used in) provided by operating activities	(54.4)	80.2	31.1	-	56.9

Cash flows from investing activities:
Purchases of property and equipment	-	(32.9)	(4.4)	-	(37.3)
Acquisitions, net of cash acquired	-	(4.9)	-	-	(4.9)
Other	-	0.2	1.0	-	1.2
Net cash used in investing activities	-	(37.6)	(3.4)	-	(41.0)

Cash flows from financing activities:
Payments of borrowings	(3.6)	-	-	-	(3.6)
Repurchases of common stock	(0.1)	-	-	-	(0.1)
Payment of debt financing costs	(0.1)	-	-	-	(0.1)
Proceeds from exercise of stock options	4.6	-	-	-	4.6
Refunds of employee stock purchase plans	(0.2)	-	-	-	(0.2)
Proceeds from (distributions to) noncontrolling interests	-	0.3	(1.6)	-	(1.3)
Change in intercompany balances with affiliates, net	53.8	(26.0)	(27.8)	-	-
Capital lease payments and other	-	(0.3)	(0.3)	-	(0.6)
Net cash provided by (used in) financing activities	54.4	(26.0)	(29.7)	-	(1.3)

Change in cash and cash equivalents	-	16.6	(2.0)	-	14.6
Cash and cash equivalents at beginning of period	-	90.6	69.8	-	160.4
Cash and cash equivalents at end of period	$-	$107.2	$67.8	$-	$175.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40.3	$40.0	$14.9	$(53.2)	$42.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.1)	-	-	(0.1)
Equity in earnings of affiliates	(53.2)	-	-	53.2	-
Stock-based compensation	6.5	-	-	-	6.5
Depreciation and amortization	-	39.6	7.3	-	46.9
Amortization of physician minimum revenue guarantees	-	4.3	0.5	-	4.8
Amortization of debt discounts and deferred loan costs	7.8	-	-	-	7.8
Deferred income tax benefit	(17.1)	-	-	-	(17.1)
Reserve for self-insurance claims, net of payments	-	(6.5)	(1.0)	-	(7.5)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	42.6	4.1	-	46.7
Inventories and other current assets	(0.1)	6.7	(0.3)	-	6.3
Accounts payable and accrued expenses	(10.9)	2.6	(2.9)	-	(11.2)
Income taxes payable/receivable	(21.4)	-	-	-	(21.4)
Other	-	0.3	0.2	-	0.5
Net cash (used in) provided by operating activities -
continuing operations	(48.1)	129.5	22.8	-	104.2
Net cash provided by operating activities - discontinued
operations	-	0.1	-	-	0.1
Net cash (used in) provided by operating activities	(48.1)	129.6	22.8	-	104.3

Cash flows from investing activities:
Purchases of property and equipment	-	(44.3)	(5.0)	-	(49.3)
Acquisitions, net of cash acquired	-	20.1	(20.1)	-	-
Other	(0.2)	0.1	-	-	(0.1)
Net cash used in investing activities	(0.2)	(24.1)	(25.1)	-	(49.4)

Cash flows from financing activities:
Repurchases of common stock	(0.4)	-	-	-	(0.4)
Proceeds from exercise of stock options	1.6	-	-	-	1.6
Refunds of employee stock purchase plans	(0.2)	-	-	-	(0.2)
Proceeds from (distributions to) noncontrolling interests	-	0.3	(1.0)	-	(0.7)
Sales of redeemable noncontrolling interests	-	-	1.6	-	1.6
Change in intercompany balances with affiliates, net	47.3	(52.5)	5.2	-	-
Capital lease payments and other	-	(0.2)	(0.4)	-	(0.6)
Net cash provided by (used in) financing activities	48.3	(52.4)	5.4	-	1.3

Change in cash and cash equivalents	-	53.1	3.1	-	56.2
Cash and cash equivalents at beginning of period	-	96.7	19.4	-	116.1
Cash and cash equivalents at end of period	$-	$149.8	$22.5	$-	$172.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$59.8	$64.8	$18.9	$(82.9)	$60.6
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.4)	-	-	(0.4)
Equity in earnings of affiliates	(82.9)	-	-	82.9	-
Stock-based compensation	13.1	-	-	-	13.1
Depreciation and amortization	-	90.5	21.2	-	111.7
Amortization of physician minimum revenue guarantees	-	8.3	0.7	-	9.0
Amortization of debt discounts and deferred loan costs	13.1	-	-	-	13.1
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-	(5.6)
Debt extinguishment costs	4.4	-	-	-	4.4
Deferred income tax benefit	(43.7)	-	-	-	(43.7)
Reserve for self-insurance claims, net of payments	-	4.9	1.8	-	6.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(33.1)	14.5	-	(18.6)
Inventories and other current assets	-	6.4	(1.6)	-	4.8
Accounts payable and accrued expenses	(2.4)	(35.2)	11.6	-	(26.0)
Income taxes payable/receivable	19.5	-	-	-	19.5
Other	-	-	0.7	-	0.7
Net cash (used in) provided by operating activities -
continuing operations	(19.1)	106.2	62.2	-	149.3
Net cash used in operating activities - discontinued
operations	-	(0.2)	-	-	(0.2)
Net cash (used in) provided by operating activities	(19.1)	106.0	62.2	-	149.1

Cash flows from investing activities:
Purchases of property and equipment	-	(64.1)	(11.7)	-	(75.8)
Acquisitions, net of cash acquired	-	(6.2)	-	-	(6.2)
Other	(0.2)	0.6	1.0	-	1.4
Net cash used in investing activities	(0.2)	(69.7)	(10.7)	-	(80.6)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(317.2)	-	-	-	(317.2)
Repurchases of common stock	(7.2)	-	-	-	(7.2)
Payment of debt financing costs	(1.0)	-	-	-	(1.0)
Proceeds from exercise of stock options	28.2	-	-	-	28.2
Refunds of employee stock purchase plans	(0.2)	-	-	-	(0.2)
Proceeds from (distributions to) noncontrolling interests	-	0.7	(3.5)	-	(2.8)
Change in intercompany balances with affiliates, net	(6.3)	44.3	(38.0)	-	-
Capital lease payments and other	-	(0.9)	(0.4)	-	(1.3)
Net cash provided by (used in) financing activities	19.3	44.1	(41.9)	-	21.5

Change in cash and cash equivalents	-	80.4	9.6	-	90.0
Cash and cash equivalents at beginning of period	-	26.8	58.2	-	85.0
Cash and cash equivalents at end of period	$-	$107.2	$67.8	$-	$175.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$96.4	$99.0	$24.6	$(121.0)	$99.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.2)	-	-	(0.2)
Equity in earnings of affiliates	(121.0)	-	-	121.0	-
Stock-based compensation	13.3	-	-	-	13.3
Depreciation and amortization	-	78.3	13.7	-	92.0
Amortization of physician minimum revenue guarantees	-	9.0	0.8	-	9.8
Amortization of debt discounts and deferred loan costs	15.6	-	-	-	15.6
Impairment charge	-	3.1	-	-	3.1
Deferred income tax benefit	(38.6)	-	-	-	(38.6)
Reserve for self-insurance claims, net of payments	-	(2.1)	(0.7)	-	(2.8)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(25.7)	(10.0)	-	(35.7)
Inventories and other current assets	-	8.2	(0.9)	-	7.3
Accounts payable and accrued expenses	(1.1)	(15.2)	(1.8)	-	(18.1)
Income taxes payable/receivable	32.6	-	-	-	32.6
Other	-	0.6	0.1	-	0.7
Net cash (used in) provided by operating activities -
continuing operations	(2.8)	155.0	25.8	-	178.0
Net cash used in operating activities - discontinued
operations	-	(0.7)	-	-	(0.7)
Net cash (used in) provided by operating activities	(2.8)	154.3	25.8	-	177.3

Cash flows from investing activities:
Purchases of property and equipment	-	(102.5)	(7.6)	-	(110.1)
Acquisitions, net of cash acquired	-	-	(20.1)	-	(20.1)
Other	(0.2)	(0.1)	-	-	(0.3)
Net cash used in investing activities	(0.2)	(102.6)	(27.7)	-	(130.5)

Cash flows from financing activities:
Repurchases of common stock	(5.9)	-	-	-	(5.9)
Proceeds from exercise of stock options	5.5	-	-	-	5.5
Proceeds from employee stock purchase plans	0.5	-	-	-	0.5
Proceeds from (distributions to) noncontrolling interests	-	0.6	(2.0)	-	(1.4)
Sales of redeemable noncontrolling interests	-	-	1.6	-	1.6
Change in intercompany balances with affiliates, net	2.9	(8.1)	5.2	-	-
Capital lease payments and other	-	(0.6)	(0.4)	-	(1.0)
Net cash provided by (used in) financing activities	3.0	(8.1)	4.4	-	(0.7)

Change in cash and cash equivalents	-	43.6	2.5	-	46.1
Cash and cash equivalents at beginning of period	-	106.2	20.0	-	126.2
Cash and cash equivalents at end of period	$-	$149.8	$22.5	$-	$172.3

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

We make forward-looking statements in this report, other reports and in statements we file with the United States Securities and Exchange Commission (the “SEC”) and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; efforts to reduce the cost of providing healthcare while increasing quality; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies, core strategies and other initiatives, including our relationship with Duke University Medical Center through Duke LifePoint Healthcare; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including investments in information systems and to add new technologies, modernize facilities and expand services available at our facilities and the expectation that capital commitments could be a significant component of future acquisitions;  implementation of supply chain management and revenue cycle functions; impact of accounting methodologies; increasing professional fees; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; reimbursement changes, including changes for cost containment and policy considerations and changes resulting from state budgetary restrictions;  timing of the receipt and the amount of reimbursement payments under the New Mexico state program; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations; and physician recruiting and retention.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At June 30, 2013, on a consolidated basis, we operated 57 hospital campuses in 20 states, having a total of 6,565 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $894.9 million and $827.3 million during the three months ended June 30, 2013 and 2012,  respectively, and $1,826.0 million and $1,678.3 million during the six months ended June 30, 2013 and 2012, respectively.  We derived revenues from the Medicare and Medicaid programs, collectively of 46.2% and 50.4% during the three months ended June 30, 2013 and 2012, respectively, and 47.1% and 50.4% during the six months ended June 30, 2013 and 2012, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses.  We believe this trend has occurred primarily as a result of challenging economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities.  This causes the economies of our communities to be more sensitive to economic downturns in the manufacturing sector than other parts of the U.S., generally.

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

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have entered into agreements with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions.  We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions.  We fully implemented our payroll processing function in 2011.  We expect to complete the implementations of the supply chain management and revenue cycle functions over the next 9 to 15 months.

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

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. In addition, a number of the provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the Affordable Care Act.

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

On April 10, 2013, President Obama released his proposed budget for federal fiscal year (“FFY”) 2014 (the “Proposed Budget”). The Proposed Budget would replace the BCA’s automatic spending reductions for the Medicare Program for 2014 with $400 billion in Medicare and Medicaid spending cuts over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debts, reducing payments to critical access hospitals, reducing payments to inpatient rehabilitation and skilled nursing facilities, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On May 10, 2013, CMS published its hospital inpatient patient prospective system (“IPPS”) proposed rule for FFY 2014, which begins on October 1, 2013. Among other things, the proposed rule provides a payment rate increase of 0.8% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) and a payment rate reduction of 1.2% for hospitals that do not. The rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by (i) a multi-factor productivity adjustment of 0.4%, (ii) a 0.3% reduction required by the Affordable Care Act, (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA, and (iv) a 0.2% adjustment to offset the cost of proposed changes to the Medicare program’s inpatient admission and medical review criteria for hospital inpatient services.  Under those proposed changes, inpatient admissions spanning at least two midnights would presumptively qualify for payment under Medicare Part A. With respect to the documentation and coding recoupment adjustment required by the ATRA, CMS indicated in the proposed rule that it expects to make similar adjustments in FFYs 2015, 2016, and 2017 in order to recoup the entire $11 billion that it is required to recover by the ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 solely as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2014 also implements the Affordable Care Act’s modifications to the Medicare program’s DSH payment methodology.  Under the proposed rule, in FFY 2014, DSH hospitals will receive 25% of the amount they would have received under the current statutory formula for Medicare DSH payments.  The remaining amount, which is equal to 75% of what otherwise would have been paid as Medicare DSH payments under the current statutory formula, will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to 2014 (currently estimated by CMS to be 11%) minus 0.1% and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period.  However, instead of actually measuring the amount of uncompensated care that is provided by DSH hospitals, CMS is proposing to use Medicaid days and Medicare Supplemental Security Income (“SSI”) days as proxies for determining levels of uncompensated care.  While difficult to predict, the use of Medicaid and Medicare SSI days to approximate levels of uncompensated care could have an adverse effect on DSH hospitals that are located in states that have opted to not expand their Medicaid programs.  CMS estimates that the proposed changes will reduce Medicare DSH payments to hospitals by approximately 11% or $1 billion in FFY 2014.

On May 13, 2013, CMS issued a proposed rule regarding the Medicaid state DSH allotment reductions that are required by the Affordable Care Act.  The proposed rule sets forth the methodology that will be used to implement the required $500 million and $600 million in Medicaid DSH allocation reductions in FFY 2014 and FFY 2015, respectively, but it does not set forth the methodology that will be used to implement the Medicaid DSH allocation reductions required in FFYs 2016 beyond. CMS has indicated that the methodology used to implement those reductions will be the subject of a future rulemaking.  Both the Proposed Budget and the DSH Reduction Relief Act of 2013 (H.R. 1920) (the “DSH Reduction Relief Act”) would delay the cuts to the Medicare and Medicaid DSH programs.  However, we cannot predict whether the Proposed Budget, the DSH Reduction Relief Act, or any other legislation postponing or reducing the cuts to the Medicare and Medicaid DSH programs will be approved by Congress.

On July 19, 2013, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2014, which begins on January 1, 2014.  Among other things, the proposed rule provides for a payment rate increase of 1.8% percent for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.2% for hospitals that do not.  The proposed rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.3% reduction required by the Affordable Care Act.  The proposed rule also makes several other changes to the OPPS, including packaging seven new categories of supporting items and services that will now be included in the Medicare program’s payment for the primary service, collapsing the current five levels of outpatient visit codes to one unique code for each type of outpatient hospital visits (i.e., clinic, 24-hour emergency department visit, and non-24 hour emergency department visit), and adding five new reporting measures to the OQR Program.

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

On July 8, 2013, CMS published the PFS proposed rule for CY 2014. Under the proposed rule, payment rates to physicians would be reduced by 24.4% based on the application of the SGR. We cannot predict whether Congress will pass legislation to avert the proposed rate cut in CY 2014 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  Stage 1 has been in effect since 2011; however, on September 4, 2012, HHS released final requirements for Stage 2, which will take effect starting in 2014.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

An important component of the effective implementation of our EHR initiatives involves our uninterrupted access to reliable information systems. In late 2011, we entered into an agreement with a third party technology provider to design and operate a hosted data center for our critical third party information systems.  In addition to providing a hosted data center, the third party technology provider will offer help desk end-user support for certain clinical information systems, provide help desk and support functions for certain clinical information system applications, perform backups and recoveries of certain critical data, and monitor critical systems to facilitate the identifications of and rapid responses to certain system issues.  We believe this agreement will provide us with a single technology platform for the delivery of critical third party information systems for the majority of our hospitals and will improve the effectiveness and efficiency of key information support functions in a cost-effective and high quality manner.

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

Revenues from health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of case through deductibles, co-payments or exclusions.  We expect this trend to continue in the coming years.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues over the past several years as a result of the impact of pricing increases and due to a combination of broad economic factors, including rising unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance.  Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations.  For example, during the three and six months ended June 30, 2013, we recognized a net reduction to revenues of approximately $4.8 million and revenues of approximately $2.3 million, respectively, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”).  This is in comparison to revenues of approximately $9.9 million and $19.8 million during the three and six months ended June 30, 2012, respectively. This represents a net period over period decrease in revenues of $14.7 million and $17.5 million during the three and six months ended June 30, 2013, respectively, as compared to the same periods of the prior year.  This change impacted almost entirely our hospital, Memorial Medical Center of Las Cruces, New Mexico (“MMC”).  We currently anticipate that the New Mexico SCPP reimbursement for the second half of 2013 will approximate $7.0 million per quarter which is in accordance with our original financial plan.  Aspects of the New Mexico SCPP are currently being reviewed and evaluated by governmental officials.  In a meeting on July 24, 2013, representatives from the State of New Mexico verbally articulated a preliminary reimbursement proposal that, if adopted for 2014, would negatively impact payments made to MMC.  MMC opposes this proposal and intends to work with other providers of indigent care in New Mexico to advocate for improvements in this proposal.  We do expect that the New Mexico SCPP will be reconfigured effective January 1, 2014. Any change to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 53 hospitals operated during the three and six months ended June 30, 2013 and 2012.  Same-hospital information excludes the results of Scott Memorial, Marquette General,  Twin County, Woods Memorial and our hospitals that have previously been disposed.

For the Three Months Ended June 30, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,075.7	120.2%	$980.1	118.5%
Provision for doubtful accounts	180.8	20.2	152.8	18.5
Revenues	894.9	100.0	827.3	100.0

Salaries and benefits	422.1	47.2	369.9	44.7
Supplies	144.1	16.1	124.4	15.0
Other operating expenses	222.9	24.8	195.7	23.7
Other income	(11.0)	(1.2)	(1.5)	(0.2)
Depreciation and amortization	55.9	6.3	46.9	5.7
Interest expense, net	22.6	2.5	25.7	3.1
Gain on settlement of pre-acquisition contingent obligation	(5.6)	(0.6)	-	-
	851.0	95.1	761.1	92.0

Income from continuing operations before income taxes	43.9	4.9	66.2	8.0
Provision for income taxes	16.7	1.9	24.3	2.9
Income from continuing operations	27.2	3.0	41.9	5.1
Less: Net income attributable to noncontrolling interests	(0.1)	-	(1.7)	(0.2)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$27.1	3.0%	$40.2	4.9%

Revenues

The following table presents the components of revenues for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended
	June 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$1,075.7	$980.1	$95.6	9.8%
Provision for doubtful accounts	180.8	152.8	28.0	18.3
Revenues	$894.9	$827.3	$67.6	8.2

Same-hospital:
Revenues before provision for doubtful accounts	$963.9	$964.8	$(0.9)	(0.1)%
Provision for doubtful accounts	169.6	150.2	19.4	12.9
Revenues	$794.3	$814.6	$(20.3)	(2.5)

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$289.4	32.3%	$284.4	34.4%
Medicaid	124.4	13.9	132.0	16.0
HMOs, PPOs and other private insurers	466.6	52.2	391.2	47.3
Self-pay	176.5	19.7	160.9	19.4
Other	18.8	2.1	11.6	1.4
Revenues before provision for doubtful accounts	1,075.7	120.2	980.1	118.5
Provision for doubtful accounts	(180.8)	(20.2)	(152.8)	(18.5)
Revenues	$894.9	100.0%	$827.3	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues per equivalent admission - continuing operations	$7,648	$7,526	$122	1.6
Revenues per equivalent admission - same-hospital	$7,429	$7,568	$(139)	(1.8)

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Admissions	49,220	48,072	1,148	2.4
Equivalent admissions	117,017	109,923	7,094	6.5
Medicare case mix index	1.36	1.30	0.06	4.6
Average length of stay (days)	4.5	4.4	0.1	2.3
Inpatient surgeries	13,292	13,120	172	1.3
Outpatient surgeries	45,860	43,024	2,836	6.6
Emergency room visits	288,516	284,612	3,904	1.4
Outpatient factor	2.38	2.29	0.09	3.9

Same-hospital:
Admissions	45,565	47,137	(1,572)	(3.3)
Equivalent admissions	106,914	107,639	(725)	(0.7)
Medicare case mix index	1.33	1.30	0.03	2.3
Average length of stay (days)	4.3	4.4	(0.1)	(2.3)
Inpatient surgeries	11,985	12,868	(883)	(6.9)
Outpatient surgeries	41,431	42,296	(865)	(2.0)
Emergency room visits	270,680	278,836	(8,156)	(2.9)
Outpatient factor	2.35	2.28	0.07	3.1

For the three months ended June 30, 2013, our same-hospital revenues before provision for doubtful accounts decreased $0.9 million, or 0.1%, to $963.9 million as compared to $964.8 million for the same period last year.  Our same-hospital revenues before provision for doubtful accounts for the three months ended June 30, 2013 were negatively impacted by recent reimbursement changes to the New Mexico SCPP, lower admissions and equivalent admissions, decreases in Medicare reimbursement as a result of certain provisions of the Budget Control Act of 2011 that were effective April 1, 2013 as well as the absence during the current period of certain favorable amounts that were recognized during the same period of the prior year.  The negative impact of these matters was partially offset by pricing increases, higher contracted rates as well as an improvement in our appeal success results relating to recovery audit contractor (“RAC”) audits as compared to the same period last year.

During the three months ended June 30, 2013, we recognized a net reduction to revenues of approximately $4.8 million in accordance with the New Mexico SCPP as compared to approximately $9.9 million of revenue recognized during the three months ended June 30, 2012, representing a net period over period decrease in revenues of $14.7 million.  The $4.8 million net reduction to revenues recognized during the three months ended June 30, 2013 included adjustments to our reimbursement under the New Mexico SCPP for the current period and for the three immediately preceding quarters.  We currently anticipate that the New Mexico SCPP reimbursement for the second half of 2013 will approximate $7.0 million per quarter which is in accordance with our original financial plan.  Aspects of the New Mexico SCPP are currently being reviewed and evaluated by governmental officials.  In a meeting on July 24, 2013, representatives from the State of New Mexico verbally articulated a preliminary reimbursement proposal that, if adopted for 2014, would negatively impact payments made to MMC.  MMC opposes this proposal and intends to work with other providers of indigent care in New Mexico to advocate for improvements in this proposal.  We do expect that the New Mexico SCPP will be reconfigured effective January 1, 2014. Any change to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

Our same-hospital admissions decreased 3.3% during the three months ended June 30, 2013 as compared to the same period last year primarily because of a continued decline in our one day stay admissions and a decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries. Additionally, our same-hospital equivalent admissions decreased 0.7% during the three months ended June 30, 2013 as compared to the same period last year as a result of a 2.9% decrease in emergency room visits and a 2.0% decrease in outpatient surgeries.

Finally, during the three months ended June 30, 2012, on a same-hospital basis, we recognized additional revenues before provision for doubtful accounts of approximately $13.7 million as a result of our participation in two new supplemental payment programs in the states of North Carolina and West Virginia and $1.7 million in connection with the Rural Floor Settlement.  We did not experience similar favorable amounts during the three months ended June 30, 2013.  The amount and timing of revenue recognized for supplemental payment programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$39.5	4.4%	$25.1	3.0%	$14.4	57.1%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$176.5	19.7%	$160.9	19.4%	$15.6	9.7%
Net revenue days outstanding
(at end of period)	57.7	N/A	52.9	N/A	4.8	9.1%

Same-hospital:
Related key indicators:
Charity care write-offs	$38.5	4.8%	$24.7	3.0%	$13.8	55.8%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$168.8	21.3%	$159.2	19.5%	$9.6	6.0%
Net revenue days outstanding
(at end of period)	59.8	N/A	52.5	N/A	7.3	13.9%

For the three months ended June 30, 2013, our provision for doubtful accounts increased by $28.0 million, or 18.3%, to $180.8 million on a continuing operations basis and by $19.4 million, or 12.9%, to $169.6 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended June 30, 2013. Same-hospital self-pay revenues increased by $9.6 million over the same period last year and represented 21.3% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we have experienced an increase of approximately $14.7 million in our charity care write-offs during the three months ended June 30, 2013, as compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the three months ended June 30, 2013, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2012 Annual Report on Form 10-K.

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

Our net revenue days outstanding at June 30, 2013 increased on a continuing operations basis, 4.8 days or 9.1% to 57.7 from 52.9 as of June 30, 2012.  This increase was primarily the result of lower revenue per day as a result of recent reimbursement changes to the New Mexico SCPP, the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$422.1	47.2%	$369.9	44.7%	$52.2	14.1%
Man-hours per equivalent admission	106.0	N/A	102.0	N/A	4.0	3.9%
Salaries and benefits per equivalent
admission	$3,608	N/A	$3,364	N/A	$244	7.3%

For the three months ended June 30, 2013, our salaries and benefits expense increased to $422.1 million, or 14.1%, as compared to $369.9 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Supplies (dollars in millions)	$144.1	16.1%	$124.4	15.0%	$19.7	15.8%
Supplies per equivalent admission	$1,231	N/A	$1,133	N/A	$98	8.6%

For the three months ended June 30, 2013, our supplies expense increased to $144.1 million, or 15.8%, as compared to $124.4 million for the same period last year and our supplies per equivalent admission increased to $1,231, or 8.6%, as compared to $1,133 for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Professional fees	$35.6	4.0%	$28.5	3.4%	$7.1	25.0%
Utilities	17.2	1.9	15.3	1.8	1.9	12.9
Repairs and maintenance	24.1	2.7	20.2	2.4	3.9	19.2
Rents and leases	9.9	1.1	7.9	1.0	2.0	23.4
Insurance	9.4	1.1	10.2	1.2	(0.8)	(6.3)
Physician recruiting	6.8	0.8	7.3	0.9	(0.5)	(8.1)
Contract services	63.5	7.1	50.5	6.1	13.0	25.7
Non-income taxes	24.5	2.7	26.3	3.2	(1.8)	(7.3)
Other	31.9	3.4	29.5	3.7	2.4	8.4
	$222.9	24.8	$195.7	23.7	$27.2	13.9%

For the three months ended June 30, 2013, our other operating expenses increased to $222.9 million, or 13.9%, as compared to $195.7 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in professional fees and contract services, partially offset by a decrease in non-income taxes.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees on both a continuing operations and same-hospital basis in areas such as emergency room physician coverage and hospitalists.  We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the implementation of our shared centralized resource initiatives at several of our hospitals.

Finally, our same-hospital non-income taxes were higher during the three months ended June 30, 2012  as compared to the same period in the current year as a result of an increase in state provider tax assessments for certain additional supplemental payments recognized during the three months ended June 30, 2012.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended June 30, 2013, we recognized $7.0 million and $4.0 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $1.5 million in Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the three months ended June 30, 2012.

Depreciation and Amortization

For the three months ended June 30, 2013, our depreciation and amortization expense increased by $9.0 million, or 19.4% to $55.9 million, or 6.3% of revenues, as compared to $46.9 million, or 5.7% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $3.1 million, or 12.0%, to $22.6 million for the three months ended June 30, 2013, as compared to $25.7 million for the same period in the prior year.  Effective July 24, 2012, we replaced our credit agreement with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders (the “Prior Credit Agreement”) with a new senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”).  Additionally, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued incremental term loans (the “Incremental Term Loans”). The proceeds from the Incremental Term Loans were used to repurchase our 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”).  The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the three months ended June 30, 2013 as compared to the applicable effective interest on the Prior Credit Agreement and the 3¼% Debentures for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, we made reasonable estimates and recorded an estimated obligation representing the fair values of our potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than we originally estimated.  As a result, during the three months ended June 30, 2013, we reduced our originally recorded contingent obligations and recognized a gain of approximately $5.6 million.

Provision for Income Taxes

Our provision for income taxes was $16.7 million, or 1.9% of revenues, for the three months ended June 30, 2013, as compared to $24.3 million, or 2.9% of revenues, for the same period last year.  The decrease in our provision for income taxes was primarily attributable to lower income from continuing operations before income taxes in the three months ended June 30, 2013, as compared to the same period last year.  The effective tax rate increased to 38.1% for the three months ended June 30, 2013, as compared to 37.7% for the three months ended June 30, 2012, primarily as a result of additional deferred state tax provision resulting from an increase in our unitary state apportionment percentage attributable to the full year operational impact of our recent acquisition of Marquette General.

For the Six Months Ended June 30, 2013 and 2012

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals.   The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals.  As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue for the six months ended June 30, 2012.

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six Months Ended June 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$2,175.9	119.2%	$1,978.2	117.9%
Provision for doubtful accounts	349.9	19.2	299.9	17.9
Revenues	1,826.0	100.0	1,678.3	100.0

Salaries and benefits	855.3	46.8	739.9	44.1
Supplies	288.8	15.8	253.4	15.1
Other operating expenses	444.4	24.4	384.2	22.9
Other income	(16.7)	(0.9)	(2.7)	(0.2)
Depreciation and amortization	111.7	6.2	92.0	5.4
Interest expense, net	46.5	2.5	51.2	3.1
Gain on settlement of pre-acquisition contingent obligation	(5.6)	(0.3)	-	-
Debt extinguishment costs	4.4	0.2	-	-
Impairment charge	-	-	3.1	0.2
	1,728.8	94.7	1,521.1	90.6

Income from continuing operations before income taxes	97.2	5.3	157.2	9.4
Provision for income taxes	37.0	2.0	58.4	3.5
Income from continuing operations	60.2	3.3	98.8	5.9
Less: Net income attributable to noncontrolling interests	(0.8)	-	(2.6)	(0.2)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$59.4	3.3%	$96.2	5.7%

Revenues

The following table presents the components of revenues for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six Months Ended
	June 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$2,175.9	$1,978.2	$197.7	10.0%
Provision for doubtful accounts	349.9	299.9	50.0	16.7
Revenues	$1,826.0	$1,678.3	$147.7	8.8

Same-hospital:
Revenues before provision for doubtful accounts	$1,955.1	$1,962.9	$(7.8)	(0.4)%
Provision for doubtful accounts	330.4	297.3	33.1	11.1
Revenues	$1,624.7	$1,665.6	$(40.9)	(2.5)

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$607.6	33.3%	$602.1	35.9%
Medicaid	251.2	13.8	243.6	14.5
HMOs, PPOs and other private insurers	924.2	50.6	788.1	47.0
Self-pay	357.9	19.6	320.7	19.1
Other	35.0	1.9	23.7	1.4
Revenues before provision for doubtful accounts	2,175.9	119.2	1,978.2	117.9
Provision for doubtful accounts	(349.9)	(19.2)	(299.9)	(17.9)
Revenues	$1,826.0	100.0%	$1,678.3	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012	Increase	% Increase
Revenues per equivalent admission - continuing operations	$7,821	$7,552	$269	3.6
Revenues per equivalent admission - same-hospital	$7,601	$7,573	$28	0.4

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Admissions	101,469	99,560	1,909	1.9
Equivalent admissions	233,480	222,218	11,262	5.1
Medicare case mix index	1.37	1.30	0.07	5.4
Average length of stay (days)	4.6	4.4	0.2	4.5
Inpatient surgeries	26,832	26,725	107	0.4
Outpatient surgeries	89,896	86,023	3,873	4.5
Emergency room visits	580,600	557,525	23,075	4.1
Outpatient factor	2.30	2.23	0.07	3.1

Same-hospital:
Admissions	94,040	98,625	(4,585)	(4.6)
Equivalent admissions	213,753	219,934	(6,181)	(2.8)
Medicare case mix index	1.34	1.30	0.04	3.1
Average length of stay (days)	4.4	4.4	-	-
Inpatient surgeries	24,201	26,473	(2,272)	(8.6)
Outpatient surgeries	81,458	85,295	(3,837)	(4.5)
Emergency room visits	544,649	551,749	(7,100)	(1.3)
Outpatient factor	2.27	2.23	0.04	1.8

For the six months ended June 30, 2013, our same-hospital revenues before provision for doubtful accounts decreased $7.8 million, or 0.4%, to $1,955.1 million as compared to $1,962.9 million for the same period last year.  Our same-hospital revenues before provision for doubtful accounts for the six months ended June 30, 2013 were negatively impacted by the absence during the current period of certain favorable amounts that were recognized during the same period in the prior year, recent reimbursement changes to the New Mexico SCPP, lower admissions and equivalent admissions as well as decreases in Medicare reimbursement as a result of certain provisions of the Budget Control Act of 2011 that were effective April 1, 2013.  The negative impact of these matters was partially offset by pricing increases, higher contracted rates as well as an improvement in our appeal success results relating to RAC audits as compared to the same period last year.

During the six months ended June 30, 2012, on a same-hospital basis, we recognized additional revenues before provision for doubtful accounts of approximately $33.0 million in connection with the Rural Floor Settlement and $10.2 million as a result of our participation in two new supplemental payment programs in the states of North Carolina and West Virginia.  We did not experience similar favorable amounts during the six months ended June 30, 2013.  The amount and timing of revenue recognized for supplemental payment programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors.

During the six months ended June 30, 2013, we recognized net revenues of approximately $2.3 million in accordance with the New Mexico SCPP as compared to approximately $19.8 million of revenue recognized during the six months ended June 30, 2012, representing a net period over period decrease in revenues of $17.5 million.  Included in the $2.3 million in net revenues recognized during the six months ended June 30, 2013 are adjustments to our reimbursement under the New Mexico SCPP for the current six month period and for the two immediately preceding quarters.  We currently anticipate that the New Mexico SCPP reimbursement for the second half of 2013 will approximate $7.0 million per quarter which is in accordance with our original financial plan.  Aspects of the New Mexico SCPP are currently being reviewed and evaluated by governmental officials.  In a meeting on July 24, 2013, representatives from the State of New Mexico verbally articulated a preliminary reimbursement proposal that, if adopted for 2014, would negatively impact payments made to MMC.  MMC opposes this proposal and intends to work with other providers of indigent care in New Mexico to advocate for improvements in this proposal.  We do expect that the New Mexico SCPP will be reconfigured effective January 1, 2014. Any change to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

Our same-hospital admissions decreased 4.6% during the six months ended June 30, 2013 as compared to the same period last year primarily because of a continued decline in our one day stay admissions and a decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries. Additionally, our same-hospital equivalent admissions decreased 2.8% during the six months ended June 30, 2013 as compared to the same period last year as a result of a 1.3% decrease in emergency room visits and a 4.5% decrease in outpatient surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$72.2	4.0%	$51.1	3.0%	$21.1	41.3%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$357.9	19.6%	$320.7	19.1%	$37.2	11.6%
Net revenue days outstanding
(at end of period)	57.7	N/A	52.9	N/A	4.8	9.1%

Same-hospital:
Related key indicators:
Charity care write-offs	$70.0	4.3%	$50.7	3.0%	$19.3	38.0%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$344.2	21.2%	$319.0	19.2%	$25.2	7.9%
Net revenue days outstanding
(at end of period)	59.8	N/A	52.5	N/A	7.3	13.9%

For the six months ended June 30, 2013, our provision for doubtful accounts increased by $50.0 million, or 16.7%, to $349.9 million on a continuing operations basis and by $33.1 million, or 11.1%, to $330.4 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the six months ended June 30, 2013. Same-hospital self-pay revenues increased by $25.2 million over the same period last year and represented 21.2% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we have experienced an increase of approximately $17.5 million in our charity care write-offs during the six months ended June 30, 2013, as compared to the same period in the prior year.

Our increased provision for doubtful accounts was partially offset by an increase in up-front cash collections for the six months ended June 30, 2013, as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2012 Annual Report on Form 10-K.

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

Our net revenue days outstanding at June 30, 2013 increased on a continuing operations basis, 4.8 days or 9.1% to 57.7 from 52.9 as of June 30, 2012.  This increase was primarily the result of lower revenue per day as a result of recent reimbursement changes to the New Mexico SCPP, the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$855.3	46.8%	$739.9	44.1%	$115.4	15.6%
Man-hours per equivalent admission	107.0	N/A	100.3	N/A	6.7	6.7%
Salaries and benefits per equivalent
admission	$3,675	N/A	$3,326	N/A	$349	10.5%

For the six months ended June 30, 2013, our salaries and benefits expense increased to $855.3 million, or 15.6%, as compared to $739.9 million for the same period last year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.  Additionally, our same-hospital salaries and benefits expense increased by approximately $3.5 million as a result of severance costs related to our hospital support center reorganization during the six months ended June 30, 2013.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Supplies (dollars in millions)	$288.8	15.8%	$253.4	15.1%	$35.4	14.0%
Supplies per equivalent admission	$1,237	N/A	$1,141	N/A	$96	8.4%

For the six months ended June 30, 2013, our supplies expense increased to $288.8 million, or 14.0%, as compared to $253.4 million for the same period last year and our supplies per equivalent admission increased to $1,237, or 8.4%, as compared to $1,141 for the same period last year as a result of our recent acquisitions.  This increase was partially offset by a decrease in our same-hospital supplies expense for pharmacy and other supplies as a result of our continuing efforts to effectively manage our supply costs and increased cost savings associated with participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2013 and 2012 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Professional fees	$67.4	3.7%	$55.9	3.3%	$11.5	20.7%
Utilities	34.1	1.9	29.7	1.8	4.4	15.1
Repairs and maintenance	47.7	2.6	41.8	2.5	5.9	14.3
Rents and leases	19.1	1.0	16.2	1.0	2.9	17.1
Insurance	18.8	1.0	20.4	1.2	(1.6)	(7.6)
Physician recruiting	14.0	0.8	14.7	0.9	(0.7)	(5.1)
Contract services	128.0	7.0	102.5	6.1	25.5	24.9
Non-income taxes	49.6	2.7	45.5	2.7	4.1	8.8
Other	65.7	3.7	57.5	3.4	8.2	14.3
	$444.4	24.4	$384.2	22.9	$60.2	15.7%

For the six months ended June 30, 2013, our other operating expenses increased to $444.4 million, or 15.7%, as compared to $384.2 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in professional fees and contract services, partially offset by a decrease in non-income taxes.

As a shortage of physicians continues to become more acute, we have experienced increasing professional fees on both a continuing operations and same-hospital basis in areas such as emergency room physician coverage and hospitalists.  We expect this trend to continue and that professional fees as a percentage of revenues will increase in future periods.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications as well as the implementation of our shared centralized resource initiatives at several of our hospitals.

Finally, our same-hospital non-income taxes were higher during the six months ended June 30, 2012 as compared to the same period in the current year as a result of an increase in state provider tax assessments for certain additional supplemental payments recognized during the six months ended June 30, 2012.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the six months ended June 30, 2013, we recognized $11.3 million and $5.4 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $2.7 million in Medicaid EHR incentive payments recognized in the same period last year. We did not recognize any Medicare EHR incentive payments during the six months ended June 30, 2012.

Depreciation and Amortization

For the six months ended June 30, 2013, our depreciation and amortization expense increased by $19.7 million, or 21.5% to $111.7 million, or 6.2% of revenues, as compared to $92.0 million, or 5.4% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  We anticipate that our depreciation and amortization expense as a percentage of revenues will continue to increase in future periods.

Interest Expense

Our interest expense decreased by $4.7 million, or 9.1%, to $46.5 million for the six months ended June 30, 2013, as compared to $51.2 million for the same period in the prior year.  Effective July 24, 2012, we replaced the Prior Credit Agreement with the Senior Credit Agreement.   Additionally, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued the Incremental Term Loans. The proceeds from the Incremental Term Loans were used to repurchase the 3¼% Debentures. The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the six months ended June 30, 2013 as compared to the applicable effective interest on the Prior Credit Agreement and the 3¼% Debentures for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, we made reasonable estimates and recorded an estimated obligation representing the fair values of our potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than we originally estimated.  As a result, during the six months ended June 30, 2013, we reduced our originally recorded contingent obligations and recognized a gain of approximately $5.6 million.

Debt Extinguishment Costs

In connection with the issuance of the Incremental Term Loans and repurchase of the 3¼% Debentures during the six months ended June 30, 2013, we recorded $4.4 million of debt extinguishment costs.  The debt extinguishment costs include $3.5 million of previously capitalized loan costs and $0.9 million of loan costs related to the issuance of the Incremental Term Loans.

Impairment Charge

During the six months ended June 30, 2012, we incurred a $3.1 million impairment charge from continuing operations.  This impairment charge relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $37.0 million, or 2.0% of revenues, for the six months ended June 30, 2013, as compared to $58.4 million, or 3.5% of revenues, for the same period last year.  The decrease in our provision for income taxes was primarily attributable to lower income from continuing operations before income taxes in the six months ended June 30, 2013, as compared to the same period last year. The effective tax rate increased to 38.4% for the six months ended June 30, 2013, as compared to 37.8% for the six months ended June 30, 2012, primarily as a result of additional deferred state tax provision resulting from an increase in our unitary state apportionment percentage attributable to the full year operational impact of our recent acquisition of Marquette General.

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

The following table presents summarized cash flow information for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net cash provided by operating activities -
continuing operations	$57.5	$104.2	$149.3	$178.0
Less: Purchases of property and equipment	(37.3)	(49.3)	(75.8)	(110.1)
Free operating cash flow	20.2	54.9	73.5	67.9
Acquisitions, net of cash acquired	(4.9)	-	(6.2)	(20.1)
Proceeds from borrowings	-	-	323.0	-
Payments of borrowings	(3.6)	-	(317.2)	-
Repurchases of common stock	(0.1)	(0.4)	(7.2)	(5.9)
Payment of debt financing costs	(0.1)	-	(1.0)	-
Proceeds from exercise of stock options	4.6	1.6	28.2	5.5
Other	(1.5)	0.1	(3.1)	(1.3)
Net increase in cash and cash equivalents	$14.6	$56.2	$90.0	$46.1

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

Our cash flows provided by continuing operations for the three and six months ended June 30, 2013 were negatively impacted by lower net income during the periods partially offset by a decrease in the amount and timing of cash payments made for self-insurance claims.  Additionally, our cash flows provided by continuing operations for the three and six months ended June 30, 2012 were positively impacted by the receipt of approximately $33.0 million related to the Rural Floor Settlement.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Capital projects	$8.2	$17.1	$21.8	$43.9
Routine	10.7	11.3	18.5	17.2
Information systems	18.4	20.9	35.5	49.0
	37.3	49.3	75.8	110.1
Depreciation expense	54.4	45.4	108.6	89.0
Ratio of capital expenditures to depreciation expense	68.6%	108.6%	69.8%	123.7%

We have a formal and intensive review procedure for the authorization of capital expenditures. The most important financial measure of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care.  During 2012, we experienced a higher level of spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.    While we expect the total level of spending for capital expenditures in 2013 to be consistent with 2012, we  anticipate a reduction in information systems expenditures for 2013 as compared to 2012.

    Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first half of 2013 is as follows (in millions):

		Proceeds			Amortization
	December 31,	from	Payments of		of Debt	June 30,
	2012	Borrowings	Borrowings	Other (a)	Discounts	2013
Senior Credit Agreement:
Term Facility	$444.4	$-	$(5.6)	$-	$-	$438.8
Incremental Term Loans	-	325.0	(1.6)	-	-	323.4
Revolving Facility	85.0	-	(85.0)	-	-	-
6.625% Senior Notes	400.0	-	-	-	-	400.0
3½% Notes	575.0	-	-	-	-	575.0
3¼ % Debentures	225.0	-	(225.0)	-	-	-
Unamortized debt discounts	(29.5)	(2.0)	-	-	10.7	(20.8)
Capital leases	9.9	-	(1.3)	1.7	-	10.3
	$1,709.8	$323.0	$(318.5)	$1.7	$10.7	$1,726.7

__________________________________

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the six months ended June 30, 2013.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30,	December 31,	Increase
	2013	2012	(Decrease)
Current portion of long-term debt	$572.5	$13.3	$559.2
Long-term debt	1,154.2	1,696.5	(542.3)
Unamortized discounts on debt instruments	20.8	29.5	(8.7)
Total debt, excluding unamortized discounts	1,747.5	1,739.3	8.2
Total LifePoint Hospitals, Inc. stockholders' equity	2,146.3	2,050.5	95.8
Total capitalization	$3,893.8	$3,789.8	$104.0
Total debt to total capitalization	44.9%	45.9%	(100)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts	56.4%	69.6%
Variable rate debt, excluding unamortized discounts	43.6	30.4
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts	67.1%	54.0%
Subordinated debt, excluding unamortized discounts	32.9	46.0
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Senior Credit Agreement matures on July 24, 2017 and provides for a $450.0 million senior secured term loan facility (the “Term Facility”),  $325.0 million of Incremental Term Loans and a  $350.0 million senior secured revolving credit facility (the “Revolving Facility”).  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  The Incremental Term Loans require scheduled quarterly repayments, which began on March 31, 2013, in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity.  The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2013, we had $24.1 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $325.9 million as of June 30, 2013.

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

As of June 30, 2013, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.95% and 2.70%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.20% for both the Term Facility and the Incremental Term Loans as of June 30, 2013.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. We  were in compliance with this covenant as of June 30, 2013.

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

    6.625% Senior Notes

Effective September 23, 2010, we issued in a private placement $400.0 million of 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee.  The net proceeds from this issuance were partially used to repay a portion of the then outstanding borrowings under the Term B Loans.  The 6.625% Senior Notes bear interest at the rate of 6.625% per year, payable semi-annually on April 1 and October 1, which began on April 1, 2011.  The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of our existing and future subsidiaries that guarantee the Senior Credit Agreement.

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

    3½% Notes

The 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred. As of June 30, 2013, we classified all of the outstanding 3½% Notes as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.    We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes on or after March 15, 2014.

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

Liquidity and Capital Resources Outlook

We expect the level of spending for capital expenditures in 2013 to be consistent with 2012.  We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act.  For the three and six months ended June 30, 2013, we spent $18.4 million and $35.5 million, respectively, on information systems.  At June 30, 2013, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $65.4 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.  During the three months ended June 30, 2013, there were no material changes in our contractual obligations as presented in our 2012 Annual Report on Form 10-K or our quarterly report on Form 10-Q for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $24.1 million as of June 30, 2013, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  We adopted ASU 2013-2 during the first quarter of 2013.  At June 30, 2013, our only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three and six months ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive income into net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2013, we had outstanding debt, excluding $20.8 million of unamortized discounts, of $1,747.5 million, 43.6%, or $762.2 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility, the Incremental Term Loans and the Revolving Facility under the Senior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of June 30, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Term Facility	$438.8	$444.4	$436.6	$437.7
Incremental Term Loans, excluding unamortized discount	$323.4	$-	$322.6	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$432.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$623.2	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

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

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2013. As a result, the interest rate market risk implicit in these investments at June 30, 2013, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG's self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG's self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. We believe that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. During May 2013, Bolivar finalized an independent review of the medical necessity of certain services rendered to patients in its IOP and communicated the results of such review to the government.  Minden and Bolivar continue to cooperate with the government in addressing these matters. Our reserves for uninsured litigation at June 30, 2013 include a reasonable estimate of our anticipated exposure related to these matters.

 In connection with our acquisition of Marquette General, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller.  We have made reasonable estimates of these potential liabilities and at June 30, 2013 have recorded an aggregate of $25.7 million (a portion of which relates to the Marquette Seller’s self-disclosure) representing the fair values of our potential obligation to the Marquette Seller.  We do not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact our future results of operations and cash flows.

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

We repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share in accordance with the Repurchase Plan during the six months ended June 30, 2012. There were no repurchases made in accordance with the Repurchase Plan during the six months ended June 30, 2013.  Through June 30, 2013,  we had repurchased approximately 4.3 million shares for an aggregate purchase price, including commissions, of approximately $154.6 million in accordance with the Repurchase Plan.  As of June 30, 2013,  we had remaining authority to repurchase up to an additional $195.4 million in shares in accordance with the Repurchase Plan.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans. We redeemed 0.2 million shares of certain vested shares from various stockholder-approved stock-based awards during each of the six months ended June 30, 2013 and 2012 for an aggregate purchase price of approximately $7.2 million and $5.8 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
April 1, 2013 to April 30, 2013	-	$-	-	$195.4
May 1, 2013 to May 31, 2013	156	$47.61	-	$195.4
June 1, 2013 to June 30, 2013	3,266	$51.65	-	$195.4
Total	3,422	$51.46	-	$195.4

____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

10.1	-	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix
A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*

10.2	-	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors
(filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

**   — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: July 26, 2013

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

10.1	-	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix
A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*

10.2	-	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors
(filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

**     — Furnished electronically herewith