Form 10-Q
period 2013-09-30
LIFEPOINT HOSPITALS, INC.
filed 2013-10-25
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 18, 2013, the number of outstanding shares of the registrant’s Common Stock was 47,016,247.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues before provision for doubtful accounts	$1,092.9	$984.9	$3,268.8	$2,963.1
Provision for doubtful accounts	193.2	164.7	543.1	464.6
Revenues	899.7	820.2	2,725.7	2,498.5

Salaries and benefits	422.2	390.3	1,277.5	1,130.2
Supplies	140.6	129.3	429.4	382.7
Other operating expenses	222.6	205.3	667.0	589.5
Other income	(20.0)	(12.0)	(36.7)	(14.7)
Depreciation and amortization	57.4	47.7	169.1	139.7
Interest expense, net	24.0	24.5	70.5	75.7
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-
Debt transaction costs	0.3	4.4	4.7	4.4
Impairment charge	-	-	-	3.1
	847.1	789.5	2,575.9	2,310.6

Income from continuing operations before income taxes	52.6	30.7	149.8	187.9
Provision for income taxes	18.5	11.4	55.5	69.8
Income from continuing operations	34.1	19.3	94.3	118.1
Income from discontinued operations, net of income taxes	0.3	-	0.7	0.2
Net income	34.4	19.3	95.0	118.3
Less: Net income attributable to noncontrolling interests	(1.6)	(0.1)	(2.4)	(2.7)
Net income attributable to LifePoint Hospitals, Inc.	$32.8	$19.2	$92.6	$115.6

Basic earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.70	$0.40	$1.99	$2.44
Discontinued operations	-	-	0.01	0.01
Net income	$0.70	$0.40	$2.00	$2.45

Diluted earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.68	$0.39	$1.93	$2.38
Discontinued operations	-	-	0.01	-
Net income	$0.68	$0.39	$1.94	$2.38

Weighted average shares and dilutive securities outstanding:
Basic	46.5	47.5	46.3	47.3
Diluted	47.8	48.8	47.6	48.5

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$32.5	$19.2	$91.9	$115.4
Income from discontinued operations, net of income taxes	0.3	-	0.7	0.2
Net income	$32.8	$19.2	$92.6	$115.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2013	2012 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$194.8	$85.0
Accounts receivable, less allowances for doubtful accounts of $719.7 and $558.4 at
September 30, 2013 and December 31, 2012, respectively	569.1	518.8
Inventories	96.3	97.0
Prepaid expenses	29.9	31.8
Deferred tax assets	179.4	142.5
Other current assets	62.6	50.2
	1,132.1	925.3
Property and equipment:
Land	103.1	101.9
Buildings and improvements	1,833.5	1,815.2
Equipment	1,382.4	1,289.7
Construction in progress (estimated costs to complete and equip after September 30, 2013 is $56.2)	91.1	81.0
	3,410.1	3,287.8
Accumulated depreciation	(1,408.5)	(1,256.9)
	2,001.6	2,030.9
Deferred loan costs, net	21.6	21.9
Intangible assets, net	76.5	84.5
Other	38.2	47.8
Goodwill	1,627.7	1,611.8
Total assets	$4,897.7	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103.9	$117.4
Accrued salaries	121.0	128.2
Income taxes payable	34.9	0.7
Other current liabilities	211.2	185.3
Current maturities of long-term debt	577.6	13.3
	1,048.6	444.9
Long-term debt	1,151.8	1,696.5
Deferred income tax liabilities	230.8	249.2
Long-term portion of reserves for self-insurance claims	142.6	133.0
Other long-term liabilities	95.5	79.2
Long-term income tax liability	16.7	16.9
Total liabilities	2,686.0	2,619.7
Redeemable noncontrolling interests	30.6	29.4
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,403,816 and
64,472,700 shares issued at September 30, 2013 and December 31, 2012, respectively	0.6	0.6
Capital in excess of par value	1,458.0	1,403.5
Accumulated other comprehensive income	0.2	0.2
Retained earnings	1,311.4	1,218.8
Common stock in treasury, at cost, 18,392,369 and 17,544,668 shares at September 30, 2013
and December 31, 2012, respectively	(611.1)	(572.6)
Total LifePoint Hospitals, Inc. stockholders' equity	2,159.1	2,050.5
Noncontrolling interests	22.0	22.6
Total equity	2,181.1	2,073.1
Total liabilities and equity	$4,897.7	$4,722.2

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$34.4	$19.3	$95.0	$118.3
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(0.3)	-	(0.7)	(0.2)
Stock-based compensation	6.0	7.0	19.1	20.3
Depreciation and amortization	57.4	47.7	169.1	139.7
Amortization of physician minimum revenue guarantees	4.1	4.9	13.1	14.7
Amortization of debt discounts and deferred loan costs	6.8	7.8	19.9	23.4
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-
Debt transaction costs	0.3	4.4	4.7	4.4
Impairment charge	-	-	-	3.1
Deferred income tax benefit	(9.9)	(9.4)	(53.6)	(48.0)
Reserve for self-insurance claims, net of payments	0.8	1.8	7.5	(1.0)
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(7.6)	(6.7)	(26.2)	(42.4)
Inventories and other current assets	(9.1)	(9.5)	(4.3)	(2.2)
Accounts payable and accrued expenses	6.6	40.3	(19.4)	22.2
Income taxes payable/receivable	14.7	(22.9)	34.2	9.7
Other	(0.1)	(0.4)	0.6	0.3
Net cash provided by operating activities - continuing operations	104.1	84.3	253.4	262.3
Net cash provided by (used in) operating activities -
discontinued operations	0.2	-	-	(0.7)
Net cash provided by operating activities	104.3	84.3	253.4	261.6

Cash flows from investing activities:
Purchases of property and equipment	(32.7)	(47.3)	(108.5)	(157.4)
Acquisitions, net of cash acquired	(12.2)	(162.3)	(18.4)	(182.4)
Other	(1.7)	(0.1)	(0.3)	(0.4)
Net cash used in investing activities	(46.6)	(209.7)	(127.2)	(340.2)

Cash flows from financing activities:
Proceeds from borrowings	-	490.0	323.0	490.0
Payments of borrowings	(3.7)	(443.7)	(320.9)	(443.7)
Repurchases of common stock	(31.3)	(0.3)	(38.5)	(6.2)
Payment of debt financing costs	(7.3)	(9.6)	(8.3)	(9.6)
Proceeds from exercise of stock options	6.2	15.9	34.4	21.4
Proceeds from (refunds of) employee stock purchase plans	-	0.8	(0.2)	1.3
Distributions to noncontrolling interests	(1.3)	(1.4)	(4.1)	(2.8)
Sales of redeemable noncontrolling interests	-	-	-	1.6
Capital lease payments and other	(0.5)	(0.7)	(1.8)	(1.7)
Net cash (used in) provided by financing activities	(37.9)	51.0	(16.4)	50.3

Change in cash and cash equivalents	19.8	(74.4)	109.8	(28.3)
Cash and cash equivalents at beginning of period	175.0	172.3	85.0	126.2
Cash and cash equivalents at end of period	$194.8	$97.9	$194.8	$97.9

Supplemental disclosure of cash flow information:
Interest payments	$5.3	$7.0	$40.7	$43.8
Capitalized interest	$0.4	$0.6	$1.1	$1.9
Income tax payments, net	$14.0	$43.7	$75.4	$108.3

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2012 (a)	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1
Net income	-	-	-	-	92.6	-	2.4	95.0
Exercise of stock options and
tax benefits of stock-based
awards	1.0	-	36.4	-	-	-	-	36.4
Stock activity in connection with
employee stock purchase plan	-	-	(0.2)	-	-	-	-	(0.2)
Stock-based compensation	-	-	19.1	-	-	-	-	19.1
Repurchases of common stock,
at cost	(0.9)	-	-	-	-	(38.5)	-	(38.5)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(0.8)	-	-	-	1.1	0.3
Cash distributions to
noncontrolling interests	-	-	-	-	-	-	(4.1)	(4.1)
Balance at September 30, 2013	47.0	$0.6	$1,458.0	$0.2	$1,311.4	$(611.1)	$22.0	$2,181.1

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Note 1. Organization, Basis of Presentation, and Recently Issued Accounting Pronouncement

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At September 30, 2013, on a consolidated basis, the Company operated 57 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September  30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The Company adopted ASU 2013-2 during the first quarter of 2013.  At September 30, 2013, the Company’s only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three and nine months ended September 30, 2013, there were no reclassifications out of accumulated other comprehensive income into net income.

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

September 30, 2013

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$296.0	32.9%	$279.2	34.0%	$903.6	33.2%	$881.3	35.3%
Medicaid	133.9	14.9	124.7	15.2	385.1	14.1	368.3	14.7
HMOs, PPOs and other
private insurers	446.0	49.6	397.8	48.5	1,370.2	50.3	1,185.9	47.5
Self-pay	200.8	22.3	170.4	20.8	558.7	20.5	491.1	19.7
Other	16.2	1.8	12.8	1.6	51.2	1.8	36.5	1.4
Revenues before provision
for doubtful accounts	1,092.9	121.5	984.9	120.1	3,268.8	119.9	2,963.1	118.6
Provision for doubtful
accounts	(193.2)	(21.5)	(164.7)	(20.1)	(543.1)	(19.9)	(464.6)	(18.6)
Revenues	$899.7	100.0%	$820.2	100.0%	$2,725.7	100.0%	$2,498.5	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2013 (in millions):

Balance at January 1, 2013	$558.4
Additions recognized as a reduction to revenues	543.1
Accounts written off, net of recoveries	(381.8)
Balance at September 30, 2013	$719.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 55.8% and 51.8% as of September 30, 2013 and December 31, 2012, respectively.  The increase in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, as of September 30, 2013 as compared to December 31, 2012 is primarily the result of a timing difference in the recognition of additional allowances for doubtful accounts and the write-off of aged and fully reserved accounts receivable during the nine months ended September 30, 2013.  Additionally, as of September 30, 2013 and December 31, 2012, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were comparable at 84.8% and 85.0%, respectively.

Note 3. General and Administrative Costs

    The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center depreciation and overhead costs, which were $42.5 million and $44.2 million for the three months ended September 30, 2013 and 2012, respectively, and $133.5 million and $127.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”), senior secured incremental term loans (the “Incremental Term Loans”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of September 30, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Term Facility	$435.9	$444.4	$434.8	$437.7
Incremental Term Loans, excluding unamortized discount	$322.6	$-	$321.8	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$418.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$609.5	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Note 5. Acquisitions

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, the Company’s management made reasonable estimates and recorded an estimated obligation representing the fair values of its potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than the Company originally estimated.  As a result, during the nine months ended September 30, 2013, the Company reduced its originally recorded contingent obligations and recognized a gain of approximately $5.6 million included under the caption “Gain on settlement of pre-acquisition contingent obligation” in the accompanying condensed consolidated statements of operations.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$89.6	$90.2
Accumulated amortization	(52.4)	(49.2)
Net total	37.2	41.0
Non-competition agreements
Gross carrying amount	34.7	34.7
Accumulated amortization	(23.6)	(19.9)
Net total	11.1	14.8
Other amortized intangible assets
Gross carrying amount	2.4	2.4
Accumulated amortization	(2.4)	(1.5)
Net total	-	0.9
Total amortized intangible assets
Gross carrying amount	126.7	127.3
Accumulated amortization	(78.4)	(70.6)
Net total	48.3	56.7

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.9	24.8
Licenses, provider numbers, accreditations and other	3.3	3.0
Net total	28.2	27.8

Total intangible assets:
Gross carrying amount	154.9	155.1
Accumulated amortization	(78.4)	(70.6)
Net total	$76.5	$84.5

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company’s liability for contract-based physician minimum revenue guarantees was $14.9 million and $15.2 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

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

The Incremental Term Loans mature on July 24, 2017 and require quarterly repayments, which commenced on March 31, 2013, in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity.  The Incremental Term Loans bear interest at a rate equal to either an adjusted base rate (“ABR”) or an adjusted London Interbank Offer Rate (“LIBOR”) from time to time in effect, at the Company’s option, plus an applicable margin above the specified index as follows: (i) in the case of borrowings accruing interest at a rate based on ABR, ABR plus an applicable margin of 1.50% per annum, and (ii) in the case of borrowings accruing interest at a rate based on LIBOR, LIBOR plus an applicable margin of 2.50% per annum.  The Company may prepay the Incremental Term Loans at any time without any prepayment premium.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Classification

As of September 30, 2013, the Company classified the 3½% Notes, including unamortized discount, as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.  The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events.  On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred.  The Company is currently working to secure financing to repay the borrowings outstanding under the 3½% Notes on or after March 15, 2014.

Debt Transaction Costs

On August 23, 2013, the Company amended its Senior Credit Agreement and its 6.625% Senior Notes pursuant to which it modified certain restrictive covenants regarding subsidiary guarantees.  In connection with these amendments as well as the issuance of the Incremental Term Loans and the repurchase of the 3¼% Debentures, the Company paid  $8.3 million in debt financing costs and recognized $4.7 million in debt transaction costs during the nine months ended September 30, 2013.  The debt transaction costs associated with these transactions include the write-offs of $3.5 million of previously capitalized deferred loan costs related to the 3¼% Debentures and $1.2 million of new non-capital costs related to the issuance of the Incremental Term Loans and the covenant modifications made to the Senior Credit Agreement and the 6.625% Senior Notes.

In connection with the Company’s replacement of its prior credit agreement with the Senior Credit Agreement during the nine months ended September 30, 2012, the Company paid $9.6 million in debt financing costs and recognized $4.4 million in debt transaction costs. The debt transaction costs include the write-offs of $2.4 million of previously capitalized deferred loan costs and $2.0 million of new non-capital costs related to the issuance of the Senior Credit Agreement.

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

The Company repurchased approximately 0.7 million shares for an aggregate purchase price, including commissions, of $30.1 million at an average purchase price of $45.76 per share in accordance with the Repurchase Plan for both the three and nine months ended September 30, 2013. The Company repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share in accordance with the Repurchase Plan during the nine months ended September 30, 2012.  There were no repurchases made in accordance with the Repurchase Plan during the three months ended September 30, 2012.  Through September 30, 2013, the Company had repurchased approximately 5.0 million shares for an aggregate purchase price, including commissions, of approximately $184.7 million in accordance with the Repurchase Plan.  As of September 30, 2013, the Company had remaining authority to repurchase up to an additional $165.3 million in shares in accordance with the Repurchase Plan.  In connection with the Repurchase Plan, the Company has entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of the Company’s common stock during the Company’s blackout period (the “10b5-1 Trading Plan”).  The 10b5-1 Trading Plan became effective on September 16, 2013 and will expire on October 29, 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.2 million shares vested under the 1998 LTIP and MSPP during each of the nine months ended September 30, 2013 and 2012 for aggregate purchase price of approximately $8.4 million and $6.1 million, respectively. The Company has designated these shares as treasury stock.

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

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced the 1998 LTIP and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of the Company’s employees and non-employee directors.  The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted.  No shares remain available for issuance in accordance with the 1998 LTIP or the ODSICP.

Stock Options

Prior to replacing the 1998 LTIP and the ODSICP with the 2013 LTIP, the Company granted options to purchase 735,200 and 789,800 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the nine months ended September 30, 2013 and 2012, respectively.  Additionally, in accordance with the 2013 LTIP, the Company granted options to purchase 60,600 shares of the Company’s common stock to certain officers and employees during the nine months ended September 30, 2013.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 1998 LTIP and the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day prior to the grant date. The options granted during the nine months ended September 30, 2013 and 2012 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company estimated the fair value of stock options granted using the Hull-White II (“HW-II”) lattice option valuation model and a single option award approach.  The Company uses HW-II because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term.  In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10.  Given the Company’s relatively large pool of unexercised options, the Company believes a lattice model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options.  The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years.  The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	31.0%	36.0%
Risk-free interest rate, minimum	0.04%	0.03%
Risk-free interest rate, maximum	2.74%	1.97%
Expected dividends	-	-
Average expected term (years)	5.3	5.3
Fair value per share of stock options granted	$11.96	$12.18

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $11.7 million and $8.2 million, respectively. The Company received $6.2 million and $15.9 million in cash from stock option exercises for the three months ended September 30, 2013 and 2012, respectively, and $34.4 million and $21.4 million in cash from stock option exercises for the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.7 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $10.6 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

Prior to replacing the 1998 LTIP and the ODSICP with the 2013 LTIP, the Company granted 410,000 and 521,011 shares of other stock-based awards to certain officers, employees and non-employee directors in accordance with the 1998 LTIP and the ODSICP during the nine months ended September 30, 2013 and 2012, respectively.  Additionally, in accordance with the 2013 LTIP, the Company granted 52,962 other stock-based awards to certain officers, employees, and non-employee directors during the nine months ended September 30, 2013. The fair value of these other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The other stock-based awards granted during the nine months ended September 30, 2013 and 2012 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the other stock-based awards granted during the nine months ended September 30, 2013 and 2012, 322,000 and 320,000, respectively, were performance-based awards.  In addition to requiring continuing service of an employee, the vesting of these performance-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 320,000 performance-based awards granted during 2012 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for the performance-based awards granted during the nine months ended September 30, 2013, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the nine months ended September 30, 2013, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

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

As of September 30, 2013, there was $20.0  million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the 2013 LTIP, the 1998 LTIP and MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

    The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other stock-based awards	$4.3	$4.4	$12.5	$12.4
Stock options	1.7	2.6	6.6	7.9
Total stock-based compensation expense	$6.0	$7.0	$19.1	$20.3
Tax benefit on stock-based compensation expense	$2.4	$2.8	$7.6	$8.1

    The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2013 or 2012. As of September 30, 2013, there was $30.6 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

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

September 30, 2013

Unaudited

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

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG’s self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. The Company believes that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. In September 2013, the Company finalized settlement agreements for both the Minden and Bolivar matters.  The final settlement amounts are expected to be paid during the fourth quarter of 2013.  The Company's reserves for uninsured litigation at September 30, 2013 include these final settlement amounts.

In connection with the Company’s acquisition of Marquette General Health System (“Marquette General”), Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.  The Company has made reasonable estimates of these potential liabilities and at September 30, 2013 has recorded an aggregate of $18.0 million representing the fair values of its potential obligation to the Marquette Seller.  The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ.  The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure.  The Company is cooperating with the government in addressing these matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $32.4 million at September 30, 2013.   The actual amount of such commitments to be subsequently advanced to physicians is estimated at $14.9 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $91.1 million in costs related to uncompleted projects as of September 30, 2013, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At September 30, 2013, these uncompleted projects had an estimated cost to complete and equip of approximately $56.2 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities. As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.

Hospital Support Center Lease

The Company has entered into an agreement with an unrelated third party to lease a new hospital support center with a targeted occupancy date in the fourth quarter of 2013.  Under the terms of the lease agreement, the Company will lease from the third party the newly constructed hospital support center for a period of approximately 15 years following construction completion.  The Company’s management has determined that it has substantially all of the risks of ownership of the new hospital support center during the construction period and in accordance with ASC 840-40, “Leases – Sale-Leaseback Transactions” (“ASC 840-40”) has recorded an asset under the caption “Construction in progress” and related financing obligation under the caption “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheets of $35.2 million as of September 30, 2013.  This asset and related liability represents the cumulative costs incurred to date and funded by the unrelated third party to construct the new hospital support center.  Once construction is complete, the Company will consider the applicable requirements of ASC 840-40 for sale-leaseback treatment, including the transfer back of all risks of ownership to the unrelated third party and whether the Company has any continuing involvement in the leased property. Currently, the Company anticipates that its lease agreement will qualify as a financing lease in accordance with ASC 840-40 and accordingly, the Company will recognize depreciation expense on the related asset and amortize the related financing obligation over the expected lease agreement term.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share
attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$34.1	$19.3	$94.3	$118.1
Less: Net income attributable to noncontrolling interests	(1.6)	(0.1)	(2.4)	(2.7)
Income from continuing operations attributable to
LifePoint Hospitals, Inc. stockholders	32.5	19.2	91.9	115.4
Income from discontinued operations, net of income taxes	0.3	-	0.7	0.2
Net income attributable to LifePoint Hospitals, Inc.	$32.8	$19.2	$92.6	$115.6

Denominator:
Weighted average shares outstanding - basic	46.5	47.5	46.3	47.3
Effect of dilutive securities: stock options and other
stock-based awards	1.3	1.3	1.3	1.2
Weighted average shares outstanding - diluted	47.8	48.8	47.6	48.5

Basic earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.70	$0.40	$1.99	$2.44
Discontinued operations	-	-	0.01	0.01
Net income	$0.70	$0.40	$2.00	$2.45

Diluted earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.68	$0.39	$1.93	$2.38
Discontinued operations	-	-	0.01	-
Net income	$0.68	$0.39	$1.94	$2.38

     The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes has been excluded for the three and nine months ended September 30, 2013 and 2012 because the effects would have been anti-dilutive.  Additionally, the impact of the 3¼% Debentures has been excluded for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 because the effects would have been anti-dilutive. During the nine months ended September 30, 2013, as more fully discussed in Note 7, the Company repurchased all of the outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under the Senior Credit Agreement. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three and nine months ended September 30, 2013 and 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012:

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$870.7	$222.2	$-	$1,092.9
Provision for doubtful accounts	-	165.9	27.3	-	193.2
Revenues	-	704.8	194.9	-	899.7

Salaries and benefits	6.0	330.3	85.9	-	422.2
Supplies	-	105.5	35.1	-	140.6
Other operating expenses	-	180.4	42.2	-	222.6
Other income	-	(16.2)	(3.8)	-	(20.0)
Equity in earnings of affiliates	(46.9)	-	-	46.9	-
Depreciation and amortization	-	45.5	11.9	-	57.4
Interest expense, net	5.5	16.2	2.3	-	24.0
Debt transaction costs	0.3	-	-	-	0.3
Management (income) fees	-	(2.2)	2.2	-	-
	(35.1)	659.5	175.8	46.9	847.1
Income from continuing operations
before taxes	35.1	45.3	19.1	(46.9)	52.6
Provision for income taxes	2.3	16.2	-	-	18.5
Income from continuing operations	32.8	29.1	19.1	(46.9)	34.1
Income from discontinued operations,
net of taxes	-	0.3	-	-	0.3
Net income	32.8	29.4	19.1	(46.9)	34.4
Less: Net income attributable to
noncontrolling interests	-	(0.3)	(1.3)	-	(1.6)
Net income attributable to LifePoint
Hospitals, Inc.	$32.8	$29.1	$17.8	$(46.9)	$32.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$844.1	$140.8	$-	$984.9
Provision for doubtful accounts	-	142.5	22.2	-	164.7
Revenues	-	701.6	118.6	-	820.2

Salaries and benefits	7.0	326.4	56.9	-	390.3
Supplies	-	107.3	22.0	-	129.3
Other operating expenses	-	180.8	24.5	-	205.3
Other income	-	(11.7)	(0.3)	-	(12.0)
Equity in earnings of affiliates	(31.7)	-	-	31.7	-
Depreciation and amortization	-	40.8	6.9	-	47.7
Interest expense, net	5.3	17.3	1.9	-	24.5
Debt transaction costs	4.4	-	-	-	4.4
Management (income) fees	-	(2.0)	2.0	-	-
	(15.0)	658.9	113.9	31.7	789.5
Income from continuing operations
before taxes	15.0	42.7	4.7	(31.7)	30.7
(Benefit) provision for income taxes	(4.2)	15.6	-	-	11.4
Net income	19.2	27.1	4.7	(31.7)	19.3
Less: Net (income) loss attributable
to noncontrolling interests	-	(1.1)	1.0	-	(0.1)
Net income attributable to LifePoint
Hospitals, Inc.	$19.2	$26.0	$5.7	$(31.7)	$19.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,608.8	$660.0	$-	$3,268.8
Provision for doubtful accounts	-	459.4	83.7	-	543.1
Revenues	-	2,149.4	576.3	-	2,725.7

Salaries and benefits	19.1	993.3	265.1	-	1,277.5
Supplies	-	320.7	108.7	-	429.4
Other operating expenses	0.5	538.3	128.2	-	667.0
Other income	-	(32.6)	(4.1)	-	(36.7)
Equity in earnings of affiliates	(129.8)	-	-	129.8	-
Depreciation and amortization	-	136.0	33.1	-	169.1
Interest expense, net	13.6	50.3	6.6	-	70.5
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.7	-	-	-	4.7
Management (income) fees	-	(6.3)	6.3	-	-
	(91.9)	1,999.7	538.3	129.8	2,575.9
Income from continuing operations
before taxes	91.9	149.7	38.0	(129.8)	149.8
(Benefit) provision for income taxes	(0.7)	56.2	-	-	55.5
Income from continuing operations	92.6	93.5	38.0	(129.8)	94.3
Income from discontinued operations,
net of taxes	-	0.7	-	-	0.7
Net income	92.6	94.2	38.0	(129.8)	95.0
Less: Net income attributable to
noncontrolling interests	-	(0.6)	(1.8)	-	(2.4)
Net income attributable to LifePoint
Hospitals, Inc.	$92.6	$93.6	$36.2	$(129.8)	$92.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,581.7	$381.4	$-	$2,963.1
Provision for doubtful accounts	-	402.1	62.5	-	464.6
Revenues	-	2,179.6	318.9	-	2,498.5
					-
Salaries and benefits	20.3	973.3	136.6	-	1,130.2
Supplies	-	325.5	57.2	-	382.7
Other operating expenses	-	523.9	65.6	-	589.5
Other income	-	(13.4)	(1.3)	-	(14.7)
Equity in earnings of affiliates	(152.7)	-	-	152.7	-
Depreciation and amortization	-	119.1	20.6	-	139.7
Interest expense, net	18.3	52.6	4.8	-	75.7
Debt transaction costs	4.4	-	-	-	4.4
Impairment charge	-	3.1	-	-	3.1
Management (income) fees	-	(6.1)	6.1	-	-
	(109.7)	1,978.0	289.6	152.7	2,310.6
Income from continuing operations
before taxes	109.7	201.6	29.3	(152.7)	187.9
(Benefit) provision for income taxes	(5.9)	75.7	-	-	69.8
Income from continuing operations	115.6	125.9	29.3	(152.7)	118.1
Income from discontinued operations,
net of taxes	-	0.2	-	-	0.2
Net income	115.6	126.1	29.3	(152.7)	118.3
Less: Net income attributable to
noncontrolling interests	-	(0.9)	(1.8)	-	(2.7)
Net income attributable to LifePoint
Hospitals, Inc.	$115.6	$125.2	$27.5	$(152.7)	$115.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$138.8	$56.0	$-	$194.8
Accounts receivable, net	-	460.7	108.4	-	569.1
Inventories	-	75.7	20.6	-	96.3
Prepaid expenses	0.2	25.8	3.9	-	29.9
Deferred tax assets	179.4	-	-	-	179.4
Other current assets	-	47.8	14.8	-	62.6
	179.6	748.8	203.7	-	1,132.1
Property and equipment:
Land	-	75.0	28.1	-	103.1
Buildings and improvements	-	1,537.4	296.1	-	1,833.5
Equipment	-	1,247.7	134.7	-	1,382.4
Construction in progress	-	86.0	5.1	-	91.1
	-	2,946.1	464.0	-	3,410.1
Accumulated depreciation	-	(1,298.1)	(110.4)	-	(1,408.5)
	-	1,648.0	353.6	-	2,001.6
Deferred loan costs, net	21.6	-	-	-	21.6
Intangible assets, net	-	42.7	33.8	-	76.5
Investments in subsidiaries	1,792.1	-	-	(1,792.1)	-
Other	3.3	20.7	14.2	-	38.2
Goodwill	-	1,444.6	183.1	-	1,627.7
Total assets	$1,996.6	$3,904.8	$788.4	$(1,792.1)	$4,897.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$79.7	$24.2	$-	$103.9
Accrued salaries	-	96.2	24.8	-	121.0
Income taxes payable	34.9	-	-	-	34.9
Other current liabilities	21.2	154.6	35.4	-	211.2
Current maturities of long-term debt	576.1	0.9	0.6	-	577.6
	632.2	331.4	85.0	-	1,048.6
Long-term debt	1,141.9	6.7	3.2	-	1,151.8
Intercompany	(2,184.1)	1,978.7	205.4	-	-
Deferred income tax liabilities	230.8	-	-	-	230.8
Long-term portion of reserves for self-insurance claims	-	121.3	21.3	-	142.6
Other long-term liabilities	-	56.0	39.5	-	95.5
Long-term income tax liability	16.7	-	-	-	16.7
Total liabilities	(162.5)	2,494.1	354.4	-	2,686.0
Redeemable noncontrolling interests	-	-	30.6	-	30.6
Total LifePoint Hospitals, Inc. stockholders' equity	2,159.1	1,409.2	382.9	(1,792.1)	2,159.1
Noncontrolling interests	-	1.5	20.5	-	22.0
Total equity	2,159.1	1,410.7	403.4	(1,792.1)	2,181.1
Total liabilities and equity	$1,996.6	$3,904.8	$788.4	$(1,792.1)	$4,897.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32.8	$29.4	$19.1	$(46.9)	$34.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.3)	-	-	(0.3)
Equity in earnings of affiliates	(46.9)	-	-	46.9	-
Stock-based compensation	6.0	-	-	-	6.0
Depreciation and amortization	-	45.5	11.9	-	57.4
Amortization of physician minimum revenue guarantees	-	3.7	0.4	-	4.1
Amortization of debt discounts and deferred loan costs	6.8	-	-	-	6.8
Debt transaction costs	0.3	-	-	-	0.3
Deferred income tax benefit	(9.9)	-	-	-	(9.9)
Reserve for self-insurance claims, net of payments	-	(1.3)	2.1	-	0.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	2.0	(9.6)	-	(7.6)
Inventories and other current assets	(0.1)	(12.4)	3.4	-	(9.1)
Accounts payable and accrued expenses	11.2	11.0	(15.6)	-	6.6
Income taxes payable/receivable	14.7	-	-	-	14.7
Other	-	0.8	(0.9)	-	(0.1)
Net cash provided by operating activities - continuing
operations	14.9	78.4	10.8	-	104.1
Net cash provided by operating activities - discontinued
operations	-	0.2	-	-	0.2
Net cash provided by operating activities	14.9	78.6	10.8	-	104.3

Cash flows from investing activities:
Purchases of property and equipment	-	(24.2)	(8.5)	-	(32.7)
Acquisitions, net of cash acquired	-	(12.2)	-	-	(12.2)
Other	(1.6)	-	(0.1)	-	(1.7)
Net cash used in investing activities	(1.6)	(36.4)	(8.6)	-	(46.6)

Cash flows from financing activities:
Payments of borrowings	(3.7)	-	-	-	(3.7)
Repurchases of common stock	(31.3)	-	-	-	(31.3)
Payment of debt financing costs	(7.3)	-	-	-	(7.3)
Proceeds from exercise of stock options	6.2	-	-	-	6.2
Proceeds from (distributions to) noncontrolling interests	-	0.3	(1.6)	-	(1.3)
Change in intercompany balances with affiliates, net	22.8	(10.6)	(12.2)	-	-
Capital lease payments and other	-	(0.3)	(0.2)	-	(0.5)
Net cash used in financing activities	(13.3)	(10.6)	(14.0)	-	(37.9)

Change in cash and cash equivalents	-	31.6	(11.8)	-	19.8
Cash and cash equivalents at beginning of period	-	107.2	67.8	-	175.0
Cash and cash equivalents at end of period	$-	$138.8	$56.0	$-	$194.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$19.2	$27.1	$4.7	$(31.7)	$19.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(31.7)	-	-	31.7	-
Stock-based compensation	7.0	-	-	-	7.0
Depreciation and amortization	-	40.8	6.9	-	47.7
Amortization of physician minimum revenue guarantees	-	4.5	0.4	-	4.9
Amortization of debt discounts and deferred loan costs	7.8	-	-	-	7.8
Debt transaction costs	4.4	-	-	-	4.4
Deferred income tax benefit	(9.4)	-	-	-	(9.4)
Reserve for self-insurance claims, net of payments	-	(0.3)	2.1	-	1.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(1.3)	(5.4)	-	(6.7)
Inventories and other current assets	(0.1)	(6.4)	(3.0)	-	(9.5)
Accounts payable and accrued expenses	9.4	19.8	11.1	-	40.3
Income taxes payable/receivable	(22.9)	-	-	-	(22.9)
Other	-	0.4	(0.8)	-	(0.4)
Net cash (used in) provided by operating activities	(16.3)	84.6	16.0	-	84.3

Cash flows from investing activities:
Purchases of property and equipment	-	(44.0)	(3.3)	-	(47.3)
Acquisitions, net of cash acquired	-	(26.9)	(135.4)	-	(162.3)
Other	-	(0.1)	-	-	(0.1)
Net cash used in investing activities	-	(71.0)	(138.7)	-	(209.7)

Cash flows from financing activities:
Proceeds from borrowings	490.0	-	-	-	490.0
Payments of borrowings	(443.7)	-	-	-	(443.7)
Repurchases of common stock	(0.3)	-	-	-	(0.3)
Payment of debt financing costs	(9.6)	-			(9.6)
Proceeds from exercise of stock options	15.9	-	-	-	15.9
Proceeds from employee stock purchase plans	0.8	-	-	-	0.8
Proceeds from (distributions to) noncontrolling interests	-	0.3	(1.7)	-	(1.4)
Change in intercompany balances with affiliates, net	(36.8)	(107.8)	144.6	-	-
Capital lease payments and other	-	(0.7)	-	-	(0.7)
Net cash provided by (used in) financing activities	16.3	(108.2)	142.9	-	51.0

Change in cash and cash equivalents	-	(94.6)	20.2	-	(74.4)
Cash and cash equivalents at beginning of period	-	149.8	22.5	-	172.3
Cash and cash equivalents at end of period	$-	$55.2	$42.7	$-	$97.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$92.6	$94.2	$38.0	$(129.8)	$95.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.7)	-	-	(0.7)
Equity in earnings of affiliates	(129.8)	-	-	129.8	-
Stock-based compensation	19.1	-	-	-	19.1
Depreciation and amortization	-	136.0	33.1	-	169.1
Amortization of physician minimum revenue guarantees	-	12.0	1.1	-	13.1
Amortization of debt discounts and deferred loan costs	19.9	-	-	-	19.9
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.7	-	-	-	4.7
Deferred income tax benefit	(53.6)	-	-	-	(53.6)
Reserve for self-insurance claims, net of payments	-	3.6	3.9	-	7.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(31.1)	4.9	-	(26.2)
Inventories and other current assets	(0.1)	(6.0)	1.8	-	(4.3)
Accounts payable and accrued expenses	8.8	(24.2)	(4.0)	-	(19.4)
Income taxes payable/receivable	34.2	-	-	-	34.2
Other	-	0.8	(0.2)	-	0.6
Net cash (used in) provided by operating activities	(4.2)	184.6	73.0	-	253.4

Cash flows from investing activities:
Purchases of property and equipment	-	(88.3)	(20.2)	-	(108.5)
Acquisitions, net of cash acquired	-	(18.4)	-	-	(18.4)
Other	(1.8)	0.6	0.9	-	(0.3)
Net cash used in investing activities	(1.8)	(106.1)	(19.3)	-	(127.2)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(320.9)	-	-	-	(320.9)
Repurchases of common stock	(38.5)	-	-	-	(38.5)
Payment of debt financing costs	(8.3)	-	-	-	(8.3)
Proceeds from exercise of stock options	34.4	-	-	-	34.4
Refunds of employee stock purchase plans	(0.2)	-	-	-	(0.2)
Proceeds from (distributions to) noncontrolling interests	-	1.0	(5.1)	-	(4.1)
Change in intercompany balances with affiliates, net	16.5	33.7	(50.2)	-	-
Capital lease payments and other	-	(1.2)	(0.6)	-	(1.8)
Net cash provided by (used in) financing activities	6.0	33.5	(55.9)	-	(16.4)

Change in cash and cash equivalents	-	112.0	(2.2)	-	109.8
Cash and cash equivalents at beginning of period	-	26.8	58.2	-	85.0
Cash and cash equivalents at end of period	$-	$138.8	$56.0	$-	$194.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$115.6	$126.1	$29.3	$(152.7)	$118.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.2)	-	-	(0.2)
Equity in earnings of affiliates	(152.7)	-	-	152.7	-
Stock-based compensation	20.3	-	-	-	20.3
Depreciation and amortization	-	119.1	20.6	-	139.7
Amortization of physician minimum revenue guarantees	-	13.5	1.2	-	14.7
Amortization of debt discounts and deferred loan costs	23.4	-	-	-	23.4
Debt transaction costs	4.4	-	-	-	4.4
Impairment charge	-	3.1	-	-	3.1
Deferred income tax benefit	(48.0)	-	-	-	(48.0)
Reserve for self-insurance claims, net of payments	-	(2.4)	1.4	-	(1.0)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(27.0)	(15.4)	-	(42.4)
Inventories and other current assets	(0.1)	1.8	(3.9)	-	(2.2)
Accounts payable and accrued expenses	8.3	4.6	9.3	-	22.2
Income taxes payable/receivable	9.7	-	-	-	9.7
Other	-	1.0	(0.7)	-	0.3
Net cash (used in) provided by operating activities -
continuing operations	(19.1)	239.6	41.8	-	262.3
Net cash used in operating activities - discontinued
operations	-	(0.7)	-	-	(0.7)
Net cash (used in) provided by operating activities	(19.1)	238.9	41.8	-	261.6

Cash flows from investing activities:
Purchases of property and equipment	-	(146.5)	(10.9)	-	(157.4)
Acquisitions, net of cash acquired	-	(26.9)	(155.5)	-	(182.4)
Other	(0.2)	(0.2)	-	-	(0.4)
Net cash used in investing activities	(0.2)	(173.6)	(166.4)	-	(340.2)

Cash flows from financing activities:
Proceeds from borrowings	490.0	-	-	-	490.0
Payments of borrowings	(443.7)	-	-	-	(443.7)
Repurchases of common stock	(6.2)	-	-	-	(6.2)
Payment of debt financing costs	(9.6)	-	-	-	(9.6)
Proceeds from exercise of stock options	21.4	-	-	-	21.4
Proceeds from employee stock purchase plans	1.3	-	-	-	1.3
Proceeds from (distributions to) noncontrolling interests	-	0.9	(3.7)	-	(2.8)
Sales of redeemable noncontrolling interests	-	-	1.6	-	1.6
Change in intercompany balances with affiliates, net	(33.9)	(115.9)	149.8	-	-
Capital lease payments and other	-	(1.3)	(0.4)	-	(1.7)
Net cash provided by (used in) financing activities	19.3	(116.3)	147.3	-	50.3

Change in cash and cash equivalents	-	(51.0)	22.7	-	(28.3)
Cash and cash equivalents at beginning of period	-	106.2	20.0	-	126.2
Cash and cash equivalents at end of period	$-	$55.2	$42.7	$-	$97.9

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At September 30, 2013, on a consolidated basis, we operated 57 hospital campuses in 20 states, having a total of 6,565 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $899.7 million and $820.2 million during the three months ended September 30, 2013 and 2012, respectively, and $2,725.7 million and $2,498.5 million during the nine months ended September 30, 2013 and 2012, respectively.  We derived revenues from the Medicare and Medicaid programs, collectively of 47.8% and 49.2% during the three months ended September 30, 2013 and 2012, respectively, and 47.3% and 50.0% during the nine months ended September 30, 2013 and 2012, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have entered into agreements with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions.  We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions.  We fully implemented our payroll processing function in 2011.  We expect to complete the implementations of the supply chain management and revenue cycle functions by the end of 2014.

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance.  Management anticipates that compliance expenses will continue to grow in the foreseeable future.  The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, medical necessity, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians.  Hospitals continue to be one of the primary focal areas of the Office of the Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility in some states, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act will not become effective until 2014 or later. The impact of such expansion remains uncertain, may be gradual and may not offset scheduled decreases in reimbursement.

In 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of states, including eight states in which we operate, have indicated that they will not expand their Medicaid programs.  As a result, some low-income persons in those states may not have insurance coverage as intended by the Affordable Care Act. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program. In addition, a number of the provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, we are unable to predict the impact of continued legislative efforts to delay implementation of or amend the Affordable Care Act.

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

On August 19, 2013, CMS published its hospital inpatient patient prospective system (“IPPS”) final rule for FFY 2014, which began on October 1, 2013. Among other things, the rule provides a payment rate increase of 0.7% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) and a payment rate reduction of 1.3% for hospitals that do not. The rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by (i) a multi-factor productivity adjustment of 0.5%, (ii) a 0.3% reduction required by the Affordable Care Act, (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA, and (iv) a 0.2% adjustment to offset the cost of changes to the Medicare program’s admission and medical review criteria for hospital inpatient services (discussed in more detail below). With respect to the documentation and coding recoupment adjustment required by the ATRA, CMS indicated in the final rule that it expects to make additional adjustments in FFYs 2015, 2016, and 2017 in order to recoup the entire $11 billion that it is required to recover by the ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 solely as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

With respect to the Medicare program’s admission and medical review criteria for inpatient services, the final IPPS rule modifies CMS’s policy on how Medicare contractors will review inpatient hospital services for payment purposes. Under the final rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation.  The final IPPS rule specifies that the timeframe used in determining the expectation of a stay surpassing two midnights begins when the beneficiary starts receiving services, including outpatient observation services or services in an emergency department, operating room or other treatment area, in the hospital.  As for medical review, the final IPPS rule establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights after the formal admission following the order will be presumed generally appropriate for reimbursement under Medicare Part A and will not be the focus of medical review efforts absent evidence of systematic gaming, abuse or delays in the provision of care. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment.  When reviewing such claims, the final rule requires Medicare contractors and recovery auditors to evaluate (i) the physician order for inpatient admission to the hospital, (ii) the medical documentation supporting the expectation that care would span at least two midnights, and (iii) the medical documentation supporting a decision that it was reasonable and necessary to keep the patient at the hospital to receive such care.  While the final IPPS rule became effective on October 1, 2013, CMS has indicated that, for a period of 90 days after the effective date of the rule, it will not permit recovery auditors to review inpatient admissions of one midnight or less that began on or after October 1, 2013.  During such implementation period, CMS will instruct Medicare Administrative Contractors to review, on a pre-payment basis, a small sample (approximately 10-25) of inpatient hospital claims spanning less than two midnights after admission to determine each hospital’s compliance with the new inpatient admission and medical review criteria.  Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

In addition to establishing the payment rate update and modifying the Medicare program’s admission and medical review criteria for hospital inpatient services, the IPPS final rule for FFY 2014 also implements the Affordable Care Act’s modifications to the Medicare program’s DSH payment methodology.  Under the final rule, in FFY 2014, DSH hospitals will receive 25% of the amount they would have received under the current statutory formula for Medicare DSH payments.  The remaining amount, which is equal to 75% of what otherwise would have been paid as Medicare DSH payments under the current statutory formula, will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to 2014 (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period.  However, instead of actually measuring the amount of uncompensated care that is provided by DSH hospitals, CMS will use Medicaid days and Medicare Supplemental Security Income (“SSI”) days as proxies for determining levels of uncompensated care.  While difficult to predict, the use of Medicaid and Medicare SSI days to approximate levels of uncompensated care could have an adverse effect on DSH hospitals that are located in states that have opted to not expand their Medicaid programs. CMS estimates that the proposed changes will reduce Medicare DSH payments to hospitals by approximately $500 million in FFY 2014.

On September 18, 2013, CMS issued a final rule regarding the Medicaid state DSH allotment reductions that are required by the Affordable Care Act.  The final rule sets forth the methodology that will be used to implement the required $500 million and $600 million in Medicaid DSH allocation reductions in FFY 2014 and FFY 2015, respectively, but it does not set forth the methodology that will be used to implement the Medicaid DSH allocation reductions required in FFYs 2016 and beyond. CMS has indicated that the methodology used to implement those reductions will be the subject of a future rulemaking.  Both the Proposed Budget and current proposals in Congress would delay the cuts to the Medicare and Medicaid DSH programs.  However, we cannot predict whether the Proposed Budget or any other legislation postponing or reducing the cuts to the Medicare and Medicaid DSH programs will be approved by Congress.

Finally, the IPPS final rule for FFY 2014 also includes the expiration of both the Medicare dependent hospital (“MDH”) program and the temporary expansion of the Medicare low-volume hospital (“LVH”) program that had been implemented by the Affordable Care Act and the ATRA. The MDH program historically provided enhanced payment support for rural hospitals that had no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare.  The Affordable Care Act and the ATRA had extended the MDH through FFY 2013.  The LVH program provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year and had been temporarily expanded by the Affordable Care Act and the ATRA through FFY 2013.  Legislation has been introduced in Congress to extend both the MDH program and the expansion to the LVH program for an additional year, but we cannot predict whether any such legislation will be enacted. The expiration of both the MDH program and the temporary expansion of the LVH program will result in a projected aggregate reduction in payments from the Medicare program of approximately $266 million and $175 million, respectively, in FFY 2014.  If neither of these programs are extended, we anticipate that our reimbursement will be reduced by approximately $5.0 million for the fourth quarter of 2013 and by approximately $20.0 million for 2014.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  Stage 1 has been in effect since 2011; however, on September 4, 2012, HHS released final requirements for Stage 2, which took effect on October 1, 2013.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

An important component of the effective implementation of our EHR initiatives involves our uninterrupted access to reliable information systems. In late 2011, we entered into an agreement with a third party technology provider to design and operate a hosted data center for our critical third party information systems.  In addition to providing a hosted data center, the third party technology provider offers help desk end-user support for certain clinical information systems, provides help desk and support functions for certain clinical information system applications, performs backups and recoveries of certain critical data, and monitors critical systems to facilitate the identifications of and rapid responses to certain system issues.  We believe this agreement provides us with a single technology platform for the delivery of critical third party information systems for the majority of our hospitals and will improve the effectiveness and efficiency of key information support functions in a cost-effective and high quality manner.

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

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which became effective on March 26, 2013, that modified prior HIPAA regulations.  Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that some existing agreements with business associates may qualify for an extended compliance date of September 23, 2014.  The Final HIPAA Rule modifications include: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities’ notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information.  We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

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

Revenues from health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  We expect this trend to continue in the coming years.

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues over the past several years due to a combination of broad economic factors, including high levels of unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles.  Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations.  For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $9.4 million and $26.9 million during the nine months ended September 30, 2013 and 2012, respectively.  This represents a net period over period decrease in revenues of $17.5 million.  This change impacted almost entirely our hospital, Memorial Medical Center of Las Cruces, New Mexico (“MMC”).  We recognized revenues of approximately $7.1 million under the New Mexico SCPP during the three months ended September 30, 2013, and we anticipate that the New Mexico SCPP reimbursement for the fourth quarter of 2013 will approximate $7.1 million which is in accordance with our original financial plan.  We expect that the New Mexico SCPP will be reconfigured effective January 1, 2014.  Currently, for 2014, we anticipate annual reimbursement under the New Mexico SCPP to approximate between $6.0 million and $9.0 million.  Changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

Results of Operations

The following definitions apply throughout the remaining portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Admissions.   Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 53 hospitals operated during the three and nine months ended September 30, 2013 and 2012.  Same-hospital information excludes the results of Scott Memorial, Marquette General, Twin County, Woods Memorial and our hospitals that have previously been disposed.

For the Three Months Ended September 30, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,092.9	121.5%	$984.9	120.1%
Provision for doubtful accounts	193.2	21.5	164.7	20.1
Revenues	899.7	100.0	820.2	100.0

Salaries and benefits	422.2	46.9	390.3	47.6
Supplies	140.6	15.6	129.3	15.8
Other operating expenses	222.6	24.8	205.3	25.0
Other income	(20.0)	(2.2)	(12.0)	(1.5)
Depreciation and amortization	57.4	6.3	47.7	5.9
Interest expense, net	24.0	2.7	24.5	3.0
Debt transaction costs	0.3	-	4.4	0.5
	847.1	94.1	789.5	96.3

Income from continuing operations before income taxes	52.6	5.9	30.7	3.7
Provision for income taxes	18.5	2.1	11.4	1.4
Income from continuing operations	34.1	3.8	19.3	2.3
Less: Net income attributable to noncontrolling interests	(1.6)	(0.2)	(0.1)	(0.1)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$32.5	3.6%	$19.2	2.2%

Revenues

The following table presents the components of revenues for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended
	September 30,
	2013	2012	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$1,092.9	$984.9	$108.0	11.0%
Provision for doubtful accounts	193.2	164.7	28.5	17.3
Revenues	$899.7	$820.2	$79.5	9.7

Same-hospital:
Revenues before provision for doubtful accounts	$974.6	$940.1	$34.5	3.7%
Provision for doubtful accounts	188.3	160.5	27.8	17.4
Revenues	$786.3	$779.6	$6.7	0.8

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$296.0	32.9%	$279.2	34.0%
Medicaid	133.9	14.9	124.7	15.2
HMOs, PPOs and other private insurers	446.0	49.6	397.8	48.5
Self-pay	200.8	22.3	170.4	20.8
Other	16.2	1.8	12.8	1.6
Revenues before provision for doubtful accounts	1,092.9	121.5	984.9	120.1
Provision for doubtful accounts	(193.2)	(21.5)	(164.7)	(20.1)
Revenues	$899.7	100.0%	$820.2	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012	Increase	% Increase
Revenues per equivalent admission - continuing operations	$7,683	$7,249	$434	6.0
Revenues per equivalent admission - same-hospital	$7,364	$7,204	$160	2.2

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Admissions	48,671	48,766	(95)	(0.2)
Equivalent admissions	117,097	113,147	3,950	3.5
Medicare case mix index	1.37	1.29	0.08	6.2
Average length of stay (days)	4.5	4.5	-	-
Inpatient surgeries	13,341	13,283	58	0.4
Outpatient surgeries	45,514	41,379	4,135	10.0
Emergency room visits	296,240	293,657	2,583	0.9
Outpatient factor	2.40	2.32	0.08	3.4

Same-hospital:
Admissions	44,896	46,899	(2,003)	(4.3)
Equivalent admissions	106,772	108,223	(1,451)	(1.3)
Medicare case mix index	1.35	1.30	0.05	3.8
Average length of stay (days)	4.3	4.3	-	-
Inpatient surgeries	12,005	12,668	(663)	(5.2)
Outpatient surgeries	41,101	39,720	1,381	3.5
Emergency room visits	277,836	281,736	(3,900)	(1.4)
Outpatient factor	2.38	2.31	0.07	3.0

For the three months ended September 30, 2013, our same-hospital revenues before provision for doubtful accounts increased $34.5 million, or 3.7%, to $974.6 million as compared to $940.1 million for the same period last year.  This increase was primarily driven by growth in same-hospital revenues before provision for doubtful accounts from self-pay payors and higher contracted rates from HMOs, PPOs and other private insurers.  Our same-hospital self-pay revenue increased primarily as a result of pricing increases as well as an increase in self-pay admissions and equivalent admissions due to higher self-pay emergency room visits and overall high levels of unemployment in the majority of our communities.  Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

These increases were partially offset by a decrease in same-hospital admissions and equivalent admissions from Medicare, Medicaid, HMOs, PPOs and other private insurers.  For the three months ended September 30, 2013, our same-hospital admissions and equivalent admissions decreased 4.3% and 1.3%, respectively, as compared to the same period last year primarily because of a continued decline in our one day stay admissions and a 1.4% decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries.

 Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$33.2	3.7%	$29.6	3.6%	$3.6	12.0%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$200.8	22.3%	$170.4	20.8%	$30.4	17.8%
Net revenue days outstanding
(at end of period)	59.7	N/A	60.4	N/A	(0.7)	(1.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$32.1	4.1%	$28.8	3.7%	$3.3	11.2%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$193.3	24.6%	$166.7	21.4%	$26.6	16.0%
Net revenue days outstanding
(at end of period)	62.0	N/A	54.9	N/A	7.1	12.9%

For the three months ended September 30, 2013, our provision for doubtful accounts increased by $28.5 million, or 17.3%, to $193.2 million on a continuing operations basis and by $27.8 million, or 17.4%, to $188.3 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the three months ended September 30, 2013. Same-hospital self-pay revenues increased by $26.6 million over the same period last year and represented 24.6% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2012 Annual Report on Form 10-K.

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

Our net revenue days outstanding at September 30, 2013 improved slightly to 59.7 days compared to 60.4 days at September 30, 2012 on a continuing operations basis.  However, our net revenue days outstanding at September 30, 2012 included just 30 days of net revenue for Marquette General.  After normalizing for a full quarter of revenue for Marquette General, we estimated that on a continuing operations basis our net revenue days outstanding would have been 57.2 at September 30, 2012.    On a same-hospital basis, our net revenue days outstanding at September 30, 2013 increased to 62.0 days compared to 54.9 days at September 30, 2012.  Including the normalizing adjustment for Marquette General for the prior year, our net revenue days outstanding increased on both a continuing operations and same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$422.2	46.9%	$390.3	47.6%	$31.9	8.2%
Man-hours per equivalent admission	105.4	N/A	103.4	N/A	2.0	1.9%
Salaries and benefits per equivalent
admission	$3,594	N/A	$3,475	N/A	$119	3.4%

For the three months ended September 30, 2013, our salaries and benefits expense increased to $422.2 million, or 8.2%, as compared to $390.3 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Supplies (dollars in millions)	$140.6	15.6%	$129.3	15.8%	$11.3	8.8%
Supplies per equivalent admission	$1,202	N/A	$1,141	N/A	$61	5.3%

For the three months ended September 30, 2013, our supplies expense increased to $140.6 million, or 8.8%, as compared to $129.3 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Professional fees	$34.9	3.9%	$28.5	3.5%	$6.4	22.4%
Utilities	18.6	2.1	17.1	2.1	1.5	8.7
Repairs and maintenance	24.3	2.7	21.8	2.7	2.5	11.0
Rents and leases	9.7	1.1	8.6	1.0	1.1	14.6
Insurance	10.3	1.1	9.3	1.1	1.0	10.4
Physician recruiting	6.4	0.7	7.2	0.9	(0.8)	(11.1)
Contract services	63.8	7.1	54.0	6.6	9.8	18.2
Non-income taxes	25.8	2.9	22.5	2.7	3.3	15.1
Other	28.8	3.2	36.3	4.4	(7.5)	(20.7)
	$222.6	24.8	$205.3	25.0	$17.3	8.4%

For the three months ended September 30, 2013, our other operating expenses increased to $222.6 million, or 8.4%, as compared to $205.3 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital professional fees and contract services, partially offset by a decrease in same-hospital other expenses.

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

Finally, our same-hospital other expenses were higher during the three months ended September 30, 2012 as compared to the same period of the current year primarily as a result of approximately $5.2 million of additional legal and consulting fees primarily related to the acquisitions of Marquette General effective September 1, 2012 and Woods Memorial effective July 1, 2012.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended September 30, 2013, we recognized $11.9 million and $8.1  million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $4.8 million and $7.2 million in Medicare and Medicaid EHR incentive payments recognized in the same period last year.

Depreciation and Amortization

For the three months ended September 30, 2013, our depreciation and amortization expense increased by $9.7 million, or 20.2%  to $57.4 million, or 6.3% of revenues, as compared to $47.7 million, or 5.9% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

Our interest expense decreased by $0.5 million, or 2.1%, to $24.0 million for the three months ended September 30, 2013, as compared to $24.5 million for the same period in the prior year.  Effective July 24, 2012, we replaced our prior credit agreement with a new senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”).  Additionally, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued incremental term loans (the “Incremental Term Loans”). The proceeds from the Incremental Term Loans were used to repurchase our 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”).  The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the three months ended September 30, 2013 as compared to the applicable effective interest on the prior credit agreement and the 3¼% Debentures for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Transaction Costs

In connection with certain debt transactions and modifications completed during the three months ended September 30, 2013 and 2012, we recognized debt transaction costs of $0.3 million and $4.4 million, respectively.

Provision for Income Taxes

Our provision for income taxes was $18.5 million, or 2.1% of revenues, for the three months ended September 30, 2013, as compared to $11.4 million, or 1.4% of revenues, for the same period last year.  The $7.1 million increase in the provision for income taxes was primarily attributable to a $21.9 million increase in income from continuing operations before income taxes for  the three months ended September 30, 2013, as compared to the same period last year.  The effective tax rate decreased to 36.3% for the three months ended September 30, 2013, as compared to 37.4% for the three months ended September 30, 2012, primarily due to lower non-deductible expenses and a larger reversal of accrued interest expense and taxes in connection with the lapses of statutes of limitations during the three months ended September 30, 2013, as compared to the same period last year.

For the Nine Months Ended September 30, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$3,268.8	119.9%	$2,963.1	118.6%
Provision for doubtful accounts	543.1	19.9	464.6	18.6
Revenues	2,725.7	100.0	2,498.5	100.0

Salaries and benefits	1,277.5	46.9	1,130.2	45.2
Supplies	429.4	15.8	382.7	15.3
Other operating expenses	667.0	24.3	589.5	23.7
Other income	(36.7)	(1.3)	(14.7)	(0.6)
Depreciation and amortization	169.1	6.2	139.7	5.6
Interest expense, net	70.5	2.6	75.7	3.0
Gain on settlement of pre-acquisition contingent obligation	(5.6)	(0.2)	-	-
Debt transaction costs	4.7	0.2	4.4	0.2
Impairment charge	-	-	3.1	0.1
	2,575.9	94.5	2,310.6	92.5

Income from continuing operations before income taxes	149.8	5.5	187.9	7.5
Provision for income taxes	55.5	2.0	69.8	2.8
Income from continuing operations	94.3	3.5	118.1	4.7
Less: Net income attributable to noncontrolling interests	(2.4)	(0.1)	(2.7)	(0.1)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$91.9	3.4%	$115.4	4.6%

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$3,268.8	$2,963.1	$305.7	10.3%
Provision for doubtful accounts	543.1	464.6	78.5	16.9
Revenues	$2,725.7	$2,498.5	$227.2	9.1

Same-hospital:
Revenues before provision for doubtful accounts	$2,929.7	$2,903.0	$26.7	0.9%
Provision for doubtful accounts	518.7	457.8	60.9	13.3
Revenues	$2,411.0	$2,445.2	$(34.2)	(1.4)

The following table shows the sources of our revenues before provision for doubtful accounts by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013		2012
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$903.6	33.2%	$881.3	35.3%
Medicaid	385.1	14.1	368.3	14.7
HMOs, PPOs and other private insurers	1,370.2	50.3	1,185.9	47.5
Self-pay	558.7	20.5	491.1	19.7
Other	51.2	1.8	36.5	1.4
Revenues before provision for doubtful accounts	3,268.8	119.9	2,963.1	118.6
Provision for doubtful accounts	(543.1)	(19.9)	(464.6)	(18.6)
Revenues	$2,725.7	100.0%	$2,498.5	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012	Increase	% Increase
Revenues per equivalent admission - continuing operations	$7,775	$7,450	$325	4.4
Revenues per equivalent admission - same-hospital	$7,522	$7,451	$71	1.0

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Continuing operations:
Admissions	150,140	148,326	1,814	1.2
Equivalent admissions	350,577	335,365	15,212	4.5
Medicare case mix index	1.37	1.29	0.08	6.2
Average length of stay (days)	4.6	4.4	0.2	4.5
Inpatient surgeries	40,173	40,008	165	0.4
Outpatient surgeries	135,410	127,402	8,008	6.3
Emergency room visits	876,840	851,182	25,658	3.0
Outpatient factor	2.34	2.26	0.08	3.5

Same-hospital:
Admissions	138,936	145,524	(6,588)	(4.5)
Equivalent admissions	320,525	328,157	(7,632)	(2.3)
Medicare case mix index	1.34	1.30	0.04	3.1
Average length of stay (days)	4.4	4.4	-	-
Inpatient surgeries	36,206	39,141	(2,935)	(7.5)
Outpatient surgeries	122,559	125,015	(2,456)	(2.0)
Emergency room visits	822,485	833,485	(11,000)	(1.3)
Outpatient factor	2.31	2.26	0.05	2.2

For the nine months ended September 30, 2013, our same-hospital revenues before provision for doubtful accounts increased $26.7 million, or 0.9%, to $2,929.7 million as compared to $2,903.0 million for the same period last year.  This increase was primarily driven by growth in same-hospital revenues before provision for doubtful accounts from self-pay payors, higher contracted rates from HMOs, PPOs and other private insurers and an improvement in our appeal success results relating to Medicare recovery contractor audits.  Our same-hospital self-pay revenue increased primarily as a result of pricing increases as well as an increase in self-pay admissions and equivalent admissions due to higher self-pay emergency room visits and overall high levels of unemployment in the majority of our communities.  Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

These increases were partially offset by a decrease in same-hospital admissions and equivalent admissions from Medicare, Medicaid, HMOs, PPOs and other private insurers, the absence during the current period of certain favorable amounts that were recognized during the same period in the prior year, recent reimbursement changes to the New Mexico SCPP, as well as decreases in Medicare reimbursement as a result of certain provisions of the Budget Control Act of 2011 that were effective April 1, 2013.

For the nine months ended September 30, 2013, our same-hospital admissions and equivalent admissions decreased 4.5% and 2.3%, respectively, as compared to the same period last year primarily because of a continued decline in our one day stay admissions and a 1.3% decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries.  Additionally, our equivalent admissions were negatively impacted by a 2.0% decrease in outpatient surgeries during the nine months ended September 30, 2013 as compared to the same period last year.

During the nine months ended September 30, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals.  The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals.  As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue for the nine months ended September 30, 2012.  Furthermore, we recognized additional revenues before provision for doubtful accounts during the nine months ended September 30, 2012 of approximately $10.2 million as a result of our participation in two new supplemental payment programs in the states of North Carolina and West Virginia.  We did not experience similar favorable amounts during the nine months ended September 30, 2013.  The amount and timing of revenue recognized for supplemental payment programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors.

Finally, during the nine months ended September 30, 2013, we recognized revenues of approximately $9.4 million in accordance with the New Mexico SCPP as compared to approximately $26.9 million of revenue recognized during the nine months ended September 30, 2012, representing a net period over period decrease in revenues of $17.5 million.  Included in the $9.4 million in net revenues recognized during the nine months ended September 30, 2013 are adjustments to our reimbursement under the New Mexico SCPP for the first two quarters of 2013 and the final two quarters of 2012.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$105.4	3.9%	$80.7	3.2%	$24.7	30.6%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$558.7	20.5%	$491.1	19.7%	$67.6	13.8%
Net revenue days outstanding
(at end of period)	59.7	N/A	60.4	N/A	(0.7)	(1.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$102.1	4.2%	$79.5	3.3%	$22.6	28.3%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$537.5	22.3%	$485.7	19.9%	$51.8	10.7%
Net revenue days outstanding
(at end of period)	62.0	N/A	54.9	N/A	7.1	12.9%

For the nine months ended September 30, 2013, our provision for doubtful accounts increased by $78.5 million, or 16.9%, to $543.1 million on a continuing operations basis and by $60.9 million, or 13.3%, to $518.7 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of increases in self-pay revenues during the nine months ended September 30, 2013. Same-hospital self-pay revenues increased by $51.8 million over the same period last year and represented 22.3% of revenues. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we have experienced an increase of approximately $17.5 million in our charity care write-offs during the nine months ended September 30, 2013, as compared to the same period in the prior year.  The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2012 Annual Report on Form 10-K.

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

Our net revenue days outstanding at September 30, 2013 improved slightly to 59.7 days compared to 60.4 days at September 30, 2012 on a continuing operations basis.  However, our net revenue days outstanding at September 30, 2012 included just 30 days of net revenue for Marquette General.  After normalizing for a full quarter of revenue for Marquette General, we estimated that on a continuing operations basis our net revenue days outstanding would have been 57.2 at September 30, 2012.  On a same-hospital basis, our net revenue days outstanding at September 30, 2013 increased to 62.0 days compared to 54.9 days at September 30, 2012.  Including the normalizing adjustment for Marquette General for the prior year, our net revenue days outstanding increased on both a continuing operations and same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,277.5	46.9%	$1,130.2	45.2%	$147.3	13.0%
Man-hours per equivalent admission	106.5	N/A	101.5	N/A	5.0	4.9%
Salaries and benefits per equivalent
admission	$3,647	N/A	$3,378	N/A	$269	8.0%

For the nine months ended September 30, 2013, our salaries and benefits expense increased to $1,277.5 million, or 13.0%, as compared to $1,130.2 million for the same period last year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues	Increase	% Increase
Supplies (dollars in millions)	$429.4	15.8%	$382.7	15.3%	$46.7	12.2%
Supplies per equivalent admission	$1,225	N/A	$1,141	N/A	$84	7.4%

For the nine months ended September 30, 2013, our supplies expense increased to $429.4 million, or 12.2%, as compared to $382.7 million for the same period last year and our supplies per equivalent admission increased to $1,225, or 7.4%, as compared to $1,141 for the same period last year as a result of our recent acquisitions.  This increase was partially offset by a decrease in our same-hospital supplies expense for pharmacy and other supplies as a result of our continuing efforts to effectively manage our supply costs and increased cost savings associated with participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2013	Revenues	2012	Revenues	(Decrease)	(Decrease)
Professional fees	$102.3	3.8%	$84.4	3.4%	$17.9	21.2%
Utilities	52.7	1.9	46.8	1.9	5.9	12.8
Repairs and maintenance	72.0	2.6	63.6	2.5	8.4	13.1
Rents and leases	28.8	1.1	24.8	1.0	4.0	16.3
Insurance	29.1	1.1	29.7	1.2	(0.6)	(2.0)
Physician recruiting	20.4	0.7	21.9	0.9	(1.5)	(7.1)
Contract services	191.8	7.0	156.5	6.3	35.3	22.6
Non-income taxes	75.4	2.8	68.0	2.7	7.4	10.9
Other	94.5	3.3	93.8	3.8	0.7	0.7
	$667.0	24.3	$589.5	23.7	$77.5	13.2%

For the nine months ended September 30, 2013, our other operating expenses increased to $667.0 million, or 13.2%, as compared to $589.5 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital professional fees and contract services, partially offset by a decrease in same-hospital other expenses.

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

Finally, our same-hospital other expenses were higher during nine months ended September 30, 2012 as compared to the same period of the current year primarily as a result of approximately $6.0 million of additional legal and consulting fees primarily related to the acquisitions of Marquette General effective September 1, 2012, Woods Memorial effective July 1, 2012 and Twin County effective April 1, 2012.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the nine months ended September 30, 2013, we recognized $23.2 million and $13.5 million in Medicare and Medicaid EHR incentive payments, respectively, as compared to $4.8 million and $9.9 million in Medicare and Medicaid EHR incentive payments recognized in the same period last year.

Depreciation and Amortization

For the nine months ended September 30, 2013, our depreciation and amortization expense increased by $29.4 million, or 21.1% to $169.1 million, or 6.2% of revenues, as compared to $139.7 million, or 5.6% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

Our interest expense decreased by $5.2 million, or 6.9%, to $70.5 million for the nine months ended September 30, 2013, as compared to $75.7 million for the same period in the prior year.  Effective July 24, 2012, we replaced our prior credit agreement with the Senior Credit Agreement.   Additionally, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued the Incremental Term Loans. The proceeds from the Incremental Term Loans were used to repurchase the 3¼% Debentures.  The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the nine months ended September 30, 2013 as compared to the applicable effective interest on the prior credit agreement and the 3¼% Debentures for the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, we made reasonable estimates and recorded an estimated obligation representing the fair values of our potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than we originally estimated.  As a result, during the nine months ended September 30, 2013, we reduced our originally recorded contingent obligations and recognized a gain of approximately $5.6 million.

Debt Transaction Costs

In connection with certain debt transactions and modifications completed during the nine months ended September 30, 2013 and 2012, we recognized debt transaction costs of $4.7 million and $4.4 million, respectively.

Impairment Charge

During the nine months ended September 30, 2012, we incurred a $3.1 million impairment charge from continuing operations.  This impairment charge relates to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

Provision for Income Taxes

Our provision for income taxes was $55.5 million, or 2.0% of revenues, for the nine months ended September 30, 2013, as compared to $69.8 million, or 2.8% of revenues, for the same period last year.  The $14.3 million decrease in our provision for income taxes was primarily attributable to a $38.1 million decrease in income from continuing operations before income taxes in the nine months ended September 30, 2013, as compared to the same period last year. The effective tax rate was comparable at 37.7% for both the nine months ended September 30, 2013 and 2012.

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

The following table presents summarized cash flow information for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by operating activities -
continuing operations	$104.1	$84.3	$253.4	$262.3
Less: Purchases of property and equipment	(32.7)	(47.3)	(108.5)	(157.4)
Free operating cash flow	71.4	37.0	144.9	104.9
Acquisitions, net of cash acquired	(12.2)	(162.3)	(18.4)	(182.4)
Proceeds from borrowings	-	490.0	323.0	490.0
Payments of borrowings	(3.7)	(443.7)	(320.9)	(443.7)
Repurchases of common stock	(31.3)	(0.3)	(38.5)	(6.2)
Payment of debt financing costs	(7.3)	(9.6)	(8.3)	(9.6)
Proceeds from exercise of stock options	6.2	15.9	34.4	21.4
Other	(3.3)	(1.4)	(6.4)	(2.7)
Net increase in cash and cash equivalents	$19.8	$(74.4)	$109.8	$(28.3)

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

For the three months ended September 30, 2013, our cash flows provided by continuing operations were positively impacted by higher net income as well as a decrease in the amount and timing of cash payments for income taxes.  These factors were partially offset by an increase during the three months ended September 30, 2013 in the amount and timing of cash payments for accounts payable and accrued salaries.

For the nine months ended September 30, 2013, our cash flows provided by continuing operations were positively impacted by a decrease in the amount and timing of cash payments made for self-insurance claims and income taxes partially offset by an increase in the amount and timing of cash payments for accounts payable and accrued salaries.  Additionally, our cash flows provided by continuing operations for the nine months ended September 30, 2012 were positively impacted by the receipt of approximately $33.0 million related to the Rural Floor Settlement.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Capital projects	$16.2	$15.2	$38.0	$59.1
Routine	10.6	10.8	29.1	28.0
Information systems	5.9	21.3	41.4	70.3
	32.7	47.3	108.5	157.4
Depreciation expense	55.9	46.2	164.5	135.2
Ratio of capital expenditures to depreciation expense	58.5%	102.4%	66.0%	116.4%

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

    Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first nine months of 2013 is as follows (in millions):

		Proceeds			Amortization
	December 31,	from	Payments of		of Debt	September 30,
	2012	Borrowings	Borrowings	Other (a)	Discounts	2013
Senior Credit Agreement:
Term Facility	$444.4	$-	$(8.5)	$-	$-	$435.9
Incremental Term Loans	-	325.0	(2.4)	-	-	322.6
Revolving Facility	85.0	-	(85.0)	-	-	-
6.625% Senior Notes	400.0	-	-	-	-	400.0
3½% Notes	575.0	-	-	-	-	575.0
3¼ % Debentures	225.0	-	(225.0)	-	-	-
Unamortized debt discounts	(29.5)	(2.0)	-	-	16.0	(15.5)
Capital leases	9.9	-	(1.8)	3.3	-	11.4
	$1,709.8	$323.0	$(322.7)	$3.3	$16.0	$1,729.4

__________________________________

(a)	Represents the assumption of capital lease obligations in connection with certain acquisitions completed during the nine months ended September 30, 2013.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30,	December 31,	Increase
	2013	2012	(Decrease)
Current portion of long-term debt	$577.6	$13.3	$564.3
Long-term debt	1,151.8	1,696.5	(544.7)
Unamortized discounts on debt instruments	15.5	29.5	(14.0)
Total debt, excluding unamortized discounts	1,744.9	1,739.3	5.6
Total LifePoint Hospitals, Inc. stockholders' equity	2,159.1	2,050.5	108.6
Total capitalization	$3,904.0	$3,789.8	$114.2
Total debt to total capitalization	44.7%	45.9%	(120)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts	56.5%	69.6%
Variable rate debt, excluding unamortized discounts	43.5	30.4
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts	67.0%	54.0%
Subordinated debt, excluding unamortized discounts	33.0	46.0
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2013, we had $24.1 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $325.9 million as of September 30, 2013.

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

As of September 30, 2013, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.93% and 2.68%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.18% for both the Term Facility and the Incremental Term Loans as of September 30, 2013.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2014 with a step-down to 4.75:1.00 through June 30, 2015, 4.50:1.00 through June 30, 2016 and 4.25:1.00 through the remaining term and as determined on a trailing four quarter basis. We were in compliance with this covenant as of September 30, 2013.

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

    3½% Notes

The 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of our common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred. As of September 30, 2013, we classified all of the outstanding 3½% Notes as current under the caption “Current maturities of long-term debt” in the accompanying unaudited condensed consolidated balance sheet.  We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes on or after March 15, 2014.

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

Liquidity and Capital Resources Outlook

We expect the level of spending for capital expenditures in 2013 to be consistent with 2012.    We are reconfiguring some of our hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in our efforts to comply with the HITECH Act.  For the three and nine months ended September 30, 2013, we spent $5.9 million and $41.4 million, respectively, on information systems.  At September 30, 2013, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $56.2 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.  During the three months ended September 30, 2013, there were no material changes in our contractual obligations as presented in our 2012 Annual Report on Form 10-K or our quarterly report on Form 10-Q for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $24.1 million as of September 30, 2013, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”).  ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  We adopted ASU 2013-2 during the first quarter of 2013.  At September 30, 2013, our only component of accumulated other comprehensive income relates to the unrealized gains on changes in the funded status of its pension benefit obligation.  During the three and nine months ended September 30, 2013, there were no reclassifications out of accumulated other comprehensive income into net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2013, we had outstanding debt, excluding $15.5 million of unamortized discounts, of $1,744.9 million, 43.5%, or $758.5 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility, the Incremental Term Loans and the Revolving Facility under the Senior Credit Agreement, the 6.625% Senior Notes, the 3½% Notes and the 3¼% Debentures as of September 30, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Term Facility	$435.9	$444.4	$434.8	$437.7
Incremental Term Loans, excluding unamortized discount	$322.6	$-	$321.8	$-
Revolving Facility	$-	$85.0	$-	$83.7
6.625% Senior Notes	$400.0	$400.0	$418.0	$431.0
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$609.5	$592.3
3 ¼ % Debentures, excluding unamortized discount	$-	$225.0	$-	$225.0

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

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2013. As a result, the interest rate market risk implicit in these investments at September 30, 2013, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG’s self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. We believe that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance.  In September 2013, we finalized settlement agreements for both the Minden and Bolivar matters.  The final settlement amounts are expected to be paid during the fourth quarter of 2013.  Our reserves for uninsured litigation at September 30, 2013 include these final settlement amounts.

 In connection with our acquisition of Marquette General, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller.  We have made reasonable estimates of these potential liabilities and at September 30, 2013 have recorded an aggregate of $18.0 million representing the fair values of our potential obligation to the Marquette Seller.  We do not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact our future results of operations and cash flows.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ.  The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure.  The Company is cooperating with the government in addressing these matters.

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

We repurchased approximately 0.7 million shares for an aggregate purchase price, including commissions, of $30.1 million at an average purchase price of $45.76 per share in accordance with the Repurchase Plan for both the three and nine months ended September 30, 2013. We repurchased a nominal number of shares for an aggregate purchase price, including commissions, of $0.1 million at an average purchase price of $35.01 per share in accordance with the Repurchase Plan during the nine months ended September 30, 2012. There were no repurchases made in accordance with the Repurchase Plan during the three months ended September 30, 2012.  Through September 30, 2013, we had repurchased approximately 5.0 million shares for an aggregate purchase price, including commissions, of approximately $184.7 million in accordance with the Repurchase Plan.  As of September 30, 2013, we had remaining authority to repurchase up to an additional $165.3 million in shares in accordance with the Repurchase Plan.  In connection with the Repurchase Plan, we have entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of our common stock during our blackout period (the “10b5-1 Trading Plan”).  The 10b5-1 Trading Plan became effective on September 16, 2013 and will expire on October 29, 2013.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). We redeemed approximately 0.2 million shares vested under the 1998 LTIP and MSPP during each of the nine months ended September 30, 2013 and 2012 for an aggregate purchase price of approximately $8.4 million and $6.1 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2013:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
July 1, 2013 to July 31, 2013	6,129	$48.62	-	$195.4
August 1, 2013 to August 31, 2013	-	$-	-	$195.4
September 1, 2013 to September 30, 2013	676,356	$45.78	657,404	$165.3
Total	682,485	$45.81	657,404	$165.3

____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

4.1	-	Fourth Supplemental Indenture, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc.
the guarantors named herein and The Bank of New York Mellon Trust Company, N.A., as Trustee,
to the Indenture, dated as of September 23, 2010, as supplemented (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013,
File No. 000-51251).

10.1	-	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals,
Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by
Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank
PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint
Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and
Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch,
Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K
dated August 26, 2013, File No. 000-51251).

10.2	-	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and
HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint
Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*

10.3	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock
Unit Award Agreement (filed herewith).*

10.4	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award
Agreement (time-based vesting) (filed herewith).*

10.5	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award
Agreement (performance-based vesting) (filed herewith).*

10.6	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Non-Qualified Stock Option Award
Agreement (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

**   — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Hospitals, Inc.

By:/s/ Michael S. Coggin

                                                                                                                Michael S. Coggin

                                                                                                                Senior Vice President and

                                                                                                                Chief Accounting Officer

                                                                                                                (Principal Accounting Officer)

Date: October 25, 2013

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

4.1	-	Fourth Supplemental Indenture, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc.
the guarantors named herein and The Bank of New York Mellon Trust Company, N.A., as Trustee,
to the Indenture, dated as of September 23, 2010, as supplemented (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013,
File No. 000-51251).

10.1	-	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals,
Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by
Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank
PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint
Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and
Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch,
Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K
dated August 26, 2013, File No. 000-51251).

10.2	-	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and
HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint
Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*

10.3	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock
Unit Award Agreement (filed herewith).*

10.4	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award
Agreement (time-based vesting) (filed herewith).*

10.5	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award
Agreement (performance-based vesting) (filed herewith).*

10.6	-	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Non-Qualified Stock Option Award
Agreement (filed herewith).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

**   — Furnished electronically herewith