Form 10-K
period 2013-12-31
LIFEPOINT HOSPITALS, INC.
filed 2014-02-14
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-51251

LifePoint Hospitals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1538254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 Seven Springs Way Brentwood, Tennessee	37027
(Address Of Principal Executive Offices)	(Zip Code)

(615) 920-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2013, was approximately $1.7 billion.

As of February 7, 2014, the number of outstanding shares of the registrant’s Common Stock was 47,163,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Hospitals, Inc.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2013, on a consolidated basis, we operated 60 hospital campuses in 20 states, having a total of 6,896 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $3,678.3 million, $3,391.8 million and $3,026.1 million in revenues during the years ended December 31, 2013, 2012, and 2011, respectively.

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. The services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be supported by community residents, and any contractual or certificate of need restrictions that exist. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, two of our hospitals have affiliations with medical schools, including the clinical rotation of medical students, and one of our hospitals owns and operates a school of health professions with a radiologic technology program.

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

Business Strategy

Opportunities in Existing Markets

We believe that growth opportunities remain in our existing markets. Growth at our hospitals is dependent in part on how successful our hospitals are in their efforts to recruit physicians to their respective medical staffs, whether those physicians are active members of their respective medical staffs over a long period of time and whether and to what extent members of our hospitals’ medical staffs admit patients to our hospitals or utilize our outpatient service lines. We continue to refine our recruiting process in an effort to better identify and focus on those physicians most likely to desire to practice in our communities.

We believe that growth at our hospitals also is dependent in part on the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients. The quality (both actual and perceived) of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. Because in virtually every case the Centers for Medicare and Medicaid Services (“CMS”) core measure scores and other quality measures, such as Hospital Consumer Assessment of Healthcare Providers & Systems (“HCAHPS”) scores, 30-day readmission rates, patient falls and adverse drug events, ascribed to our hospitals are impacted by the practice decisions of the physicians on our medical staffs, we have implemented strategies to educate and otherwise work with medical staff members to improve scores at our hospitals, especially those that are below our average or below management’s expectation. Recently, we have seen improvements in our CMS core measure scores and HCAHPS scores.

We are committed to further improving our hospitals’ quality scores through targeted strategies, including increased education and engagement campaigns, subject matter expert facilitation and hospital-specific action plans.

Additionally, in most of our markets, a significant portion of patients who require the services available at acute care hospitals leave our markets to receive such care. We believe this presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies to attract patients. We regularly conduct operating reviews of our hospitals to pinpoint new service lines that allow residents of our communities to receive healthcare services closer to home. When such needed service lines are identified, we focus on recruiting the physicians necessary to operate such service lines appropriately. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps to allow more community residents to receive appropriate care close to home, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physicians’ needs for necessary equipment or trained support staff.

While responsibly managing our operating expenses, we have also made significant, targeted investments in our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients. More recently, economic factors including, potentially, self-rationing of healthcare services, among other factors, seem to have made it more difficult to increase the number of patients who seek care at many of our hospitals.

Opportunities in New Markets

We believe that strategic acquisitions and partnerships can supplement our efforts to achieve organic growth in our existing markets, and in the past couple of years, newly acquired hospitals have accounted for the majority of our growth. We continue to focus on strategic growth through acquisition and integration of well-positioned hospitals in growing areas of the U.S. where valuations are attractive and we can identify opportunities for improved financial performance through our management and strategic initiatives. We are also focused on developing strategic partnerships with not-for-profit healthcare providers to achieve growth in new regions. We believe that such opportunities remain strong as community hospitals continue to see the benefits of scale and the additional resources available through a partnership with a large organization such as ours. We believe that the additional regulatory burdens imposed by healthcare reform initiatives are also causing hospitals to pursue strategic acquisitions and partnerships.

In 2011, we formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services. We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals.

Acquisitions

Through Duke LifePoint Healthcare, we have successfully completed the acquisition of:

•	Marquette General Hospital (“Marquette General”), a 307 bed hospital system located in Marquette, Michigan, effective September 1, 2012;
•	an 80% interest in an entity that owns and operates Twin County Regional Hospital (“Twin County”), a 141 bed hospital located in Galax, Virginia, effective April 1, 2012;
•	an 80% interest in an entity that owns and operates Maria Parham Medical Center (“Maria Parham”), a 102 bed hospital located in Henderson, North Carolina, effective November 1, 2011; and
•	Person Memorial Hospital (“Person Memorial”), a 110 bed hospital located in Roxboro, North Carolina, effective October 1, 2011.

In 2012, we entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in Kentucky and Southern Indiana. Effective January 1, 2013, through RHN, we acquired Scott Memorial Hospital (“Scott Memorial”), a 25 bed critical access hospital located in Scottsburg, Indiana.

Additionally, during the years ended December 31, 2013 and 2012, we acquired:

•	Bell Hospital (“Bell”), a 25 bed critical access hospital located in Ishpeming, Michigan, effective December 1, 2013;
•	an 80% interest in an entity that owns and operates Portage Health (“Portage”), a 36 bed hospital and 60 bed long-term care facility located in Hancock, Michigan, effective December 1, 2013;
•	an 80% interest in an entity that owns and operates Fauquier Health (“Fauquier”), a 97 bed hospital and 113 bed long-term care facility located in Warrenton, Virginia, effective November 1, 2013; and
•	Woods Memorial Hospital (“Woods Memorial”), a 72 bed hospital and 88 bed long-term care facility located in Etowah, Tennessee, effective July 1, 2012. Effective December 1, 2013, the operations of Woods Memorial were consolidated into Athens Regional Medical Center located in Athens, Tennessee to form Starr Regional Medical Center.

Cost Management

We strive to improve our operating performance by making our revenue cycle processes more efficient, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated hospitals.

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we previously entered into agreements with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions. We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions. We fully implemented our payroll processing function in 2011. Additionally, we have completed the implementations of the supply chain management and revenue cycle functions at a number of our facilities and expect to be fully implemented within the first half of 2014.

Additionally, in connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 4.5% equity interest in this group purchasing organization at December 31, 2013.

Operations

We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of Making Communities Healthier®. The operating strategies of our hospitals are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to: (1) expand the breadth of services offered at our hospitals in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the non-urban communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the non-urban communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payors; and (5) efficiently leverage resources across all of our hospitals. In appropriate circumstances, we may selectively acquire hospitals or other healthcare facilities where our operating strategies can improve performance.

As of December 31, 2013, with the exception of Bluegrass Community Hospital and Bell, both critical access hospitals, all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass Community Hospital and Bell participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

Services Provided and Peer Review

The range of services that can be offered at any of our hospitals depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals, and in many cases, credentialed (or authorized) to provide specialized services by the medical executive (or other comparable) committees of the hospitals and the local governing boards. The medical executive or other applicable committees are generally comprised of physicians or the hospital’s medical staff, and the boards generally include members of the hospital’s medical staff as well as community leaders. In addition to medical staff credentialing decisions, these boards establish policies concerning medical, professional and ethical practices, monitor these practices, and are responsible for reviewing these practices in order to determine that they conform to established standards of proper and appropriate medical care. Although we maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements, decisions about whether physicians can practice at our hospitals, the scope of each such physician’s practice, the oversight of the quality of the care being provided by such physicians, and physician disciplinary or corrective actions are made or are the responsibility of the medical executive, peer review, quality assurance, utilization review, and other related medical staff committees and the local governing boards at each hospital. As a result, our ability to address quality of care and performance concerns relating to non-employed physicians may be limited. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not owned or operated by LifePoint. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own a number of physician practices and, where permitted by law, employ some physicians, the majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.

In our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties, the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance, and the challenges that can be associated with practicing medicine in small groups or independently.

Availability of Information

Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Relations — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

Sources of Revenue

Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients (“self-pay”).

Our revenues by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2013		2012		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,199.5	32.6%	$1,170.3	34.5%	$1,061.3	35.0%
Medicaid	517.0	14.1	494.6	14.6	432.1	14.3
HMOs, PPOs and other private insurers	1,876.1	51.0	1,645.5	48.5	1,446.6	47.8
Self-pay	766.5	20.8	653.9	19.3	565.3	18.7
Other	69.6	1.9	51.9	1.5	39.3	1.3
Revenues before provision for doubtful accounts	4,428.7	120.4	4,016.2	118.4	3,544.6	117.1
Provision for doubtful accounts	(750.4)	(20.4)	(624.4)	(18.4)	(518.5)	(17.1)
Revenues	$3,678.3	100.0%	$3,391.8	100.0%	$3,026.1	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. In some states, the Medicaid program budgets have been cut, which has resulted in limiting the enrollment of participants. These changes, along with increasing self-pay revenue, have resulted in higher provisions for doubtful accounts at many of our hospitals in the past few years.

Medicare

Our revenues from Medicare were approximately $1,199.5 million, or 32.6% of total revenues for the year ended December 31, 2013. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) continue to be implemented. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) required further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending which began on April 1, 2013.

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

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For federal fiscal years (“FFYs”) 2014 (which began on October 1, 2013), 2013 (which began on October 1, 2012 and ended on September 30, 2013), and 2012 (which began on October 1, 2011 and ended on September 30, 2012), the hospital market basket index increased 2.5%, 2.6%, and 3.0%, respectively. Generally, however, the percentage increase in the MS-DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2014, FFY 2013 and FFY 2012 were reduced by CMS by 0.30%, 0.10% and 0.10%, respectively. For FFY 2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2014, FFY 2013 and FFY 2012, the productivity adjustment equated to a 0.5%, 0.7% and 1.0% reduction in the market basket increase, respectively. In addition, in FFY 2013, FFY 2012 and FFY 2011, IPPS payment rates to hospitals were increased by 1.0%, decreased by 2.0% and decreased by 2.9%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), and decreased by 0.8% in FFY 2014 for additional documentation and coding adjustments required by ATRA. The market basket increase for FFY 2014 was also reduced by 0.2% to offset the cost of the changes that were implemented to the Medicare program’s admission and medical review criteria for hospital inpatient admissions services in connection with the “two midnight rule,” which is discussed in more detail below.

From FFY 2005 through 2007, the MMA required all acute care hospitals to participate in CMS’s Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update. Beginning in FFY 2007, the Deficit Reduction Act of 2005 (the “DRA”) expanded the number of quality measures that were required to be reported and increased the reduction in reimbursement to hospitals that do not participate in the IQR Program from 0.4% to 2.0%. Through FFY 2013, our hospitals reported all quality measures required by CMS and received the full market basket update. Beginning in FFY 2015, hospitals that do not participate in the IQR program will lose one-quarter of the percentage in their payment updates.

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

In addition to the adjustments that were required by the TMA Act, ATRA, which was enacted on January 1, 2013, requires CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system and was not recaptured by the adjustments that were mandated by the TMA Act. In the IPPS final rule for FFY 2014, CMS applied a (0.8%) adjustment as the first step in the recovery process required by ATRA and indicated that it expects to make similar adjustments in FFY 2015, FFY 2016, and FFY 2017 to recover the remaining outstanding amount.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare MS-DRG Payments	Medicare Capital Payments
2013	$535.5	$41.7
2012	$517.0	$41.1
2011	$503.9	$40.7

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is the sum of the number of inpatient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A inpatient days and the number of inpatient days for patients who were eligible for Medicaid (but not Medicare) divided by the total number of hospital inpatient days. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. Medicare DSH payments received in the aggregate by our hospitals for 2013, 2012, and 2011, were approximately $67.8 million, $68.8 million and $70.7 million, respectively. However, the Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated. The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to 2014 (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period.

“Two Midnight Rule”

In the IPPS final rule for FFY 2014, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors and other Medicare review contractors to review inpatient admissions of one midnight or less that begin between October 1, 2013 and March 31, 2014. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS has, however, instructed Medicare Administrative Contractors to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014, and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

We cannot predict whether CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations and when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. We cannot predict whether such legislation will be adopted or, if adopted, the amount of reimbursement that would be paid under the alternative payment methodology that is adopted by CMS.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2014, 2013, and 2012 were $72.672, $71.313, and $70.016, respectively, after the inclusion of the 0.8% reduction for CY 2014, the 0.8% reduction for CY 2013, and the 1.1% reduction for CY 2012 that were required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor. For CY 2013, our hospitals reported all quality measures required by CMS and received the full market basket update.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare APC Payments
2013	$328.4
2012	$309.2
2011	$260.9

Medicare Dependent and Low Volume Hospital Programs

On December 26, 2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted. Among other things, the Pathway Act extended through March 31, 2014 the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year. If neither of these programs are extended beyond March 31, 2014, we anticipate that our reimbursement will be reduced by approximately $10.4 million for 2014.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $21.7 million, $20.2 million and $19.5 million for 2013, 2012, and 2011, respectively.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway Act delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014.

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee, and the House Energy and Commerce Committee announced that they had agreed upon legislation, the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. Under the SGR Repeal Act, physicians would receive an annual update of 0.5% for CY 2014 through CY 2018, CY 2018 payment rates would be maintained through CY 2023, and physicians would be given the opportunity to receive additional payment adjustments through a new Merit-Based Incentive Payment System (“MIPS”). MIPS would consolidate three existing incentive programs and improve focus on quality, resource use and meaningful electronic health record (“EHR”) use. While the Senate and House Committees have generally agreed on the repeal of the SGR, they have not yet determined how Congress will cover the estimated $125 billion cost of the legislation. We cannot predict whether the SGR Repeal Act will be adopted by Congress or, if adopted, the impact the SGR Repeal Act would have on our revenues and results of operation.

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $517.0 million, or 14.1% of total revenues for the year ended December 31, 2013. These payments are typically based on fixed rates determined by the individual states. Included in these payments are DSH and other supplemental payments received under various state Medicaid programs. For 2013, 2012, and 2011, our revenues attributable to DSH and other supplemental payments were approximately $128.7 million, $119.7 million and $74.2 million, respectively. The increase in revenues from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

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

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. RACs have the authority to look back at claims up to five years old, provided that the claim was paid on or after October 1, 2007. Any claims identified as overpayments are subject to a RAC program appeals process. The RAC program began as a demonstration project in five states and was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the U.S. in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act further expanded the use of RACs by requiring each state to establish a Medicaid RAC program by January 1, 2012. Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program. While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits. We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject. We estimate that RAC audits have resulted in additional revenue reductions of approximately $6.8 million, $16.9 million, and $5.3 million during 2013, 2012 and 2011, respectively.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from HMOs, PPOs and other private insurers were approximately $1,876.1 million, or 51.0% of total revenues for the year ended December 31, 2013. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

Self-pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $766.5 million, or 20.8% of total revenues for the year ended December 31, 2013. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care. We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

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

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay Revenues	Charity Care Write-Offs	Combined Total
2013	$766.5	$132.1	$898.6
2012	$653.9	$112.5	$766.4
2011	$565.3	$89.4	$654.7

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our provision for doubtful accounts had the effect of reducing total revenues by approximately $750.4 million, or 20.4% of total revenues for the year ended December 31, 2013. Our provision for doubtful accounts has increased over the past several years as a result of increases in our self-pay revenues.

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

Health Care Reform

The Affordable Care Act dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013. Although the expansion of health insurance coverage is projected to increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act became effective in 2014 and others will not become effective until later years. The impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

In 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at December 31, 2013, only seven of the states in which we operate are currently implementing expansions to their Medicaid programs. Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act. In addition, several bills have been and may continue to be introduced in Congress to delay, defund, repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with great certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, continued legislative efforts to delay, defund or repeal implementation of or amend the Affordable Care Act will impact our business in the future.

Expanded Coverage

Based on original Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act was expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms. However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. On February 4, 2014, the CBO projected, as a result of the Supreme Court’s decision and other factors, that there will be seven million more uninsured individuals in 2014 and four million more uninsured individuals in 2022 than originally projected.

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

In 2012, the U.S. Supreme Court held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, the expansion of the Medicaid program to all individuals under 65 years old with incomes at or under 133% of FPL is now optional. CMS has stated that there is no deadline for states to determine whether they will expand their Medicaid programs and has indicated that if a state does decide to expand its Medicaid program, it may also decide to drop the expanded coverage at a later date. While the CBO estimates that the U.S. Supreme Court’s decision will likely result in the Medicaid and CHIP programs covering four million fewer individuals in 2022, it is unclear how many states will elect to implement the Medicaid expansion and when that expansion will occur. Therefore, we are unable to predict the future impact of the Medicaid expansion on our business model, financial condition or result of operations.

The Affordable Care Act also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the health insurance exchanges (the “Exchanges”), as discussed below.

In addition, beginning in 2014, the Affordable Care Act allows Medicaid participating hospitals to make presumptive determinations of Medicaid eligibility for certain categories of individuals, such as pregnant women, infants, children, and parents and other caretaker relatives and their spouses. If an individual is found to be presumptively eligible for Medicaid benefits, the hospital will get paid for the services it provides during the temporary presumptive eligibility period, just as though the patient were already enrolled in the Medicaid program. However, states have significant flexibility in developing their state-specific presumptive eligibility rules and can establish standards that hospitals must meet in order to make presumptive eligibility determinations. For example, a state may impose standards related to the accuracy of a hospital’s presumptive eligibility determinations, require hospitals to tell individuals how to apply for and obtain a full Medicaid application, establish policies that require hospitals to assist individuals in completing a Medicaid application, and develop proficiency standards, trainings, and audits with which hospitals must comply. If a presumptive eligibility determination is made in accordance with the applicable federal and state presumptive eligibility requirements, a state will not be permitted to recoup money from the hospital for the services that were rendered during the presumptive eligibility period. A state may, however, disqualify a hospital from making future presumptive eligibility determinations if the hospital does not meet the state’s established performance standards.

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Affordable Care Act required states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Affordable Care Act will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies were prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Starting January 1, 2011, each health plan has been required to keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, starting September 23, 2010, health insurers were not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2015, employers with 100 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through one of the newly created Exchanges and the coverage is subsidized by the government. That requirement will be extended to employers with 50 to 99 employees effective as of January 1, 2016. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. As of January 1, 2014, individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty; however, individuals technically have until March 31, 2014 to obtain insurance. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Affordable Care Act limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. To facilitate the purchase of health insurance by individuals and small employers, each state was required to establish an Exchange by January 1, 2014. Based CBO estimates, approximately 25 million individuals will obtain their health insurance coverage through an Exchange by 2019. The Affordable Care Act requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Any benefits to us from the expansion of private sector coverage depend in large part on our success in contracting with payors whose policies are listed on the Exchanges. We currently have contracts with Exchange payors in every state in which we operate, and the reimbursement rates paid under those contracts generally are comparable to that paid to us by other private payors.

Public Program Spending

The Affordable Care Act provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO previously estimated that these program spending reductions would include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which would come from hospitals. CMS previously set this estimate at $233 billion. The CBO’s estimate also included an additional $36 billion in reductions of Medicare and Medicaid DSH funding ($22 billion for Medicare and $14 billion for Medicaid). The CMS estimate included an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.

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

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. The market basket update for FFY 2014, FFY 2013 and FFY 2012 was reduced by 0.5%, 0.7% and 1.0%, respectively, as a result of this productivity adjustment.

The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. Beginning in FFY 2013, CMS reduced or will reduce the IPPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each FFY, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

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

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act establishes or expands provisions to promote value-based purchasing and to link payments to quality and efficiency. HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program applied beginning in FFY 2013 to payments for discharges occurring on or after October 1, 2012, and rewards hospitals based either on how well the hospitals perform on certain quality measures or how much the hospitals’ performance improves on certain quality measures from their performance during a baseline period. CMS evaluates hospitals’ performance during a performance period, and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. Hospitals that receive higher total performance scores receive higher incentive payments than those that receive lower total performance scores. Because the Affordable Care Act provides that the funds set aside for the value-based purchasing program will be fully distributed, hospitals with high scores may receive greater reimbursement under the value-based purchasing program than they would have otherwise, and hospitals with low scores may receive reduced Medicare inpatient hospital payments.

Beginning in FFY 2013, inpatient payments were reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program. For FFY 2014, the maximum payment reduction is 2%.

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

CBO and CMS estimates differ by $38 billion. The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, with respect to defining “uncompensated care” for the purposes of the Medicare DSH reductions, the IPPS final rule for FFY 2014 provides that instead of actually measuring the amount of uncompensated care that is provided by DSH hospitals, CMS will use Medicaid days and Medicare Supplemental Security Income (“SSI”) days as proxies for determining levels of uncompensated care. While difficult to predict, the use of Medicaid and Medicare SSI days to approximate levels of uncompensated care could have an adverse effect on DSH hospitals that are located in states that have opted to not expand their Medicaid programs.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. As originally enacted, the Affordable Care Act reduced funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (the “Tax Relief Act”) and the ATRA provide for additional Medicaid DSH reductions of $4.1 billion in FFY 2021 and $4.2 billion in FFY 2022, respectively. However, the Pathway Act repealed the Medicaid DSH reductions that were set to become effective in FFY 2014 and delayed the Medicaid DSH reductions that were set to become effective in FFY 2015 until FFY 2016. It also increased the Medicaid DSH reductions that were to become effective in FFY 2016 from $600 million to $1.2 billion and extends Medicaid DSH reductions through FFY 2023.

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. To date more than 360 ACOs have been established to participate in the Medicare program, and additional ACO programs are being established by private payors.

Bundled Payment Pilot Programs

The Affordable Care Act required HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services. Under the program, providers must agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. CMS finalized the implementation of the Medicare program’s Bundled Payments for Care Improvement (“BPCI”) initiative in the IPPS final rule for FFY 2013 and announced the healthcare organizations that were selected to participate in BPCI initiative on January 31, 2013. In addition, the Affordable Care Act provided for a five-year bundled payment pilot program for Medicaid services which began January 1, 2012. HHS selected certain states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs must provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS determined the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the anti-kickback provision of the Social Security Act (the “Anti-kickback Statute”), the Stark law and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, security and transaction standard requirements. However, the Affordable Care Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. As of December 31, 2013, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

Impact of Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act may result in an increase in the number of patients using our facilities who have either private or public program coverage. Further, the Affordable Care Act provides for a value-based purchasing program, which could create possible sources of additional revenue.

While we anticipate that the Affordable Care Act will have a positive impact on revenue, it is difficult to predict with great precision the timing or size of any potential revenue gains to us as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (the CBO made a number of assumptions to derive an estimate of 26 million, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance, the number of individuals who will obtain insurance through an Exchange and the number of states that will expand their Medicaid programs);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the number of states that ultimately elect to expand their Medicaid programs and when that expansion occurs;
•	the extent to which states will enroll any new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals under different plans, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans and their ability to pay the deductibles;
•	whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 46.7% of our revenues in 2013 were from Medicare and Medicaid, collectively, reductions to these programs will significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict with great precision the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;
•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket in future years;
•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2016;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	how successful ACOs in which we participate, if any, will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

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

We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal physician self-referral (Stark law) law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2013 than at the end of 2012. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue. At December 31, 2013, we employed approximately 2,400 physicians, mid-level providers and their related support staff.

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

Employees

At December 31, 2013, we had approximately 31,000 employees. The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our hospitals. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans. Approximately 1,200 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. Some of our hospitals experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2013, with the exception of Bluegrass Community Hospital and Bell, all of our hospitals were accredited by the Joint Commission.

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

In 2011, we were selected by HHS to participate in the Hospital Engagement Network as part of the nationwide Partnership for Patients Initiative designed to reduce injuries to patients in a hospital setting as well as minimize exposure to preventable illnesses through 2013. Subsequently, in 2013, we were selected to participate in a one year extension under the program. As part of our participation in the project, we will continue to receive funding from HHS through 2014 to sponsor various types of training and education focused on patient safety and quality of care.

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

Changes in the Regulatory Environment

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) expanded the scope of the federal False Claims Act by, among other things, creating liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and broadening protections for whistleblowers. In addition, the Affordable Care Act made several significant changes to healthcare fraud and abuse laws, including providing additional enforcement tools to the government, increasing cooperation between agencies by establishing mechanisms for the sharing of information and enhancing criminal and administrative penalties for non-compliance. For example, the Affordable Care Act (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) requires providers to adopt compliance programs that meet certain specified requirements as a condition of their Medicare enrollment. The Affordable Care Act also expanded the scope of the False Claims Act to cover payments in connection with health insurance exchanges if those payments include any federal funds and provides that claims submitted in connection with patient referrals that result from violations of the Stark law or the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act.

In addition to the changes mentioned above, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments, and accurately prepare cost reports. In light of the provisions of FERA and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of health care providers have self-reported potential violations of law, including technical violations of certain fraud and abuse laws, and refunded overpayments to avoid incurring fines and penalties. It is likely such refunds and voluntary disclosures will continue in the future, and we will make such refunds and disclosures in accordance with the law.

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

Additionally, we are subject to the privacy and security requirements of HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which are designed to protect the confidentiality, availability and integrity of health information. The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. The HIPAA privacy standards, which apply to individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health information and to perform ongoing assessments of the potential risks and vulnerabilities to the confidentiality, integrity and availability of such information. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy and security regulations issued under HIPAA. We believe that we are in material compliance with the privacy and security requirements of HIPAA and applicable state laws.

The HITECH Act, among other things, strengthened the HIPAA privacy and security regulations, significantly increased the penalties for violations of the HIPAA privacy and security regulations, created a private cause of action for state attorneys general for certain HIPAA violations, and extended many of HIPAA’s privacy and security provisions to business associates. The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years. This law requires us to notify affected individuals, and, in some cases, the Secretary of HHS and prominent local media outlets, of any unauthorized access, acquisition, or disclosure of an individual’s unsecured protected health information that has been compromised. In 2011, HHS initiated a pilot audit program that ran through December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations and the breach notification requirements. We cannot predict whether our hospitals will be selected for any future audit or the results of any such audit.

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which became effective on March 26, 2013, that modified prior HIPAA regulations and implemented many of the provisions of the HITECH Act. Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that some existing agreements with business associates may qualify for an extended compliance date of September 23, 2014. The Final HIPAA Rule modifications include, among other things: making our facilities’ business associates directly liable for compliance with certain of the requirements of the HIPAA privacy and security regulations; making our facilities liable for the actions of their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; requiring modifications to existing agreements with business associates; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities’ notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of unsecured protected health information. We cannot predict the financial impact to our facilities in implementing the provisions of the Final HIPAA Rule.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act and Final HIPAA Rule significantly increased the penalties for violations by introducing a tiered penalty system reflecting increasing levels of culpability, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million for violations of the same requirement in a calendar year. The HITECH Act and Final HIPAA Rule also extended the application of certain provisions of the security and privacy regulations to business associates and imposes direct civil and criminal liability on business associates for violation of the HIPAA regulations. The HITECH Act also authorizes state attorneys general to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to violations of HIPAA privacy and security regulations that affect their state residents. The applicable state laws regulating the privacy of patient health information could impose additional penalties. We expect increased enforcement of the requirements of HIPAA, the HITECH Act, and the Final HIPAA Rule by HHS and state attorneys general.

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

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self insurance retention (“SIR”) insurance program administered in-house by our risk and insurance department with assistance from our insurance brokers. At December 31, 2013, our SIR is $5.0 million per claim. Our SIR level is evaluated annually as a part of our insurance program’s renewal process. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

Our workers’ compensation program has a $1.0 million deductible for each loss in all states except for Wyoming. Workers’ compensation in Wyoming operates under a state specific program.

We also maintain directors’ and officers’, property and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have three locations that are considered a high exposure to named-storm risk and carry a deductible of 5% of their respective property values.

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of LifePoint, issues malpractice insurance policies to our employed physicians in addition to providing property insurance deductible reimbursement for some types of property losses and workers’ compensation deductible coverage.

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

We cannot predict with a great level of precision the effect that the Affordable Care Act and its implementation may have on our business, financial condition or results of operations.

The Affordable Care Act dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013. Although the expansion of health insurance coverage is projected to increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act become effective in 2014 and others will not become effective until later years. The impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

In 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at December 31, 2013, only seven of the states in which we operate are currently implementing expansions to their Medicaid programs. Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act. In addition, several bills have been and may continue to be introduced in Congress to delay, defund, repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with great certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, continued legislative efforts to delay, defund or repeal implementation of or amend the Affordable Care Act will impact our business in the future.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2013, we derived 46.7% of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

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

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rate than other competing private payors. We expect efforts to impose greater discounts and more stringent cost controls by government and private payors to continue, thereby reducing the payments we receive for our services. In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act, the Tax Relief Act and the ATRA provide for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding and the BCA imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

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

Pursuant to the Affordable Care Act, as amended by the Pathway Act, funding for Medicaid DSH programs is to be significantly reduced beginning in 2016. Because of the U.S. Supreme Court decision that states are not required to expand Medicaid programs, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, potentially increasing the amount of uncompensated care we provide.

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

For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $16.3 million and $34.0 million during the years ended December 31, 2013 and 2012, respectively. This represents a net period over period decrease in revenues of $17.7 million. This change primarily impacted our hospital, Memorial Medical Center of Las Cruces, New Mexico (“MMC”). Currently, for 2014, we anticipate annual reimbursement under the New Mexico SCPP to approximate between $9.0 million and $11.0 million. Reductions in MSP programs at MMC or other facilities could have a material adverse effect on our financial position or results of operations.

Spending cuts and other changes resulting from the BCA and other recent legislation and regulations may have a material adverse effect on our financial position, results of operations or cash flow.

On August 2, 2011, the BCA was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. In the first phase, the BCA imposed caps that reduced discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFY 2013 through 2021, split evenly between domestic and defense spending. The Pathway Act extended those reductions through FFY 2023. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. On January 1, 2013, the ATRA delayed the imposition of the BCA’s automatic spending reductions from January 2, 2013 to March 1, 2013, with the CMS implementing the 2% reduction in Medicare spending on April 1, 2013.

On April 10, 2013, President Obama released his proposed budget for FFY 2014 (the “Proposed Budget”). The Proposed Budget would replace the BCA’s automatic spending reductions for the Medicare program for 2014 with $400 billion in Medicare and Medicaid spending cuts over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debts, reducing payments to critical access hospitals, reducing payments to inpatient rehabilitation and skilled nursing facilities, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

The automatic spending reductions of the BCA, the Pathway Act, the Proposed Budget (if adopted), the regulations described above or any other related legislation or regulation may have a material adverse effect on our financial position, results of operations or cash flow.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, OIG, the Department of Justice, state attorneys general, and contracted auditors, as well as whistleblowers. Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged. Moreover, as a result of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law.

The healthcare industry has seen a number of investigations by state and federal enforcement authorities related to patient referrals, physician recruiting practices, physician employment relationships, cost reporting and billing practices, medical necessity, laboratory and home healthcare services, physician ownership of hospitals, and other joint ventures involving hospitals and physicians. For example, our hospital, Jackson Purchase Medical Center in Mayfield, Kentucky, entered into a five-year Corporate Integrity Agreement with the OIG on June 27, 2011 following an investigation of certain billing practices. This investigation was initiated after a Medicare beneficiary made a complaint to an Assistant U.S. Attorney. With an increased public emphasis on enforcement being made by state and federal agencies, including changes in laws that encourage and facilitate whistleblowers to make complaints, we anticipate that hospitals and healthcare providers, including those owned by the Company, will face an increased number of governmental inquiries arising out of complaints made by program beneficiaries or other individuals.

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

As a result of increased reviews of claims to Medicare and Medicaid for our services, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us.

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

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals are enrolled in insurance plans with high deductibles or high co-payments. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise. If unemployment rates increase or general economic conditions in our communities remain challenging, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our hospitals could become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, incentivize states to expand their Medicaid eligibility requirements and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, and possible amendment, as well as our inability to foresee how individuals, businesses and states will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented immigrants who are not permitted to enroll in a health insurance exchange or government healthcare programs and in states that choose not to expand their Medicaid programs.

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

The U.S. economy continues to experience the negative effects from an economic recession, and unemployment levels remain high. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or
•	a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

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

We may be unable to timely and effectively integrate any hospitals that we acquire with our ongoing operations. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of our acquired hospitals and we may experience such delays in implementing operating procedures and systems in newly or future acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. We will rely heavily on HCA-Information Technology and Services, Inc. (“HCA-IT”) and other third parties for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA-IT and other third parties to convert our newly acquired hospitals’ information systems in a timely manner. In addition, we may not be able to achieve improved financial performance at acquired hospitals within our targeted time frames, or continue to improve financial performance for sustained periods following the acquisition which may result in our inability to achieve our growth strategy.

We conduct a portion of our operations through joint venture entities, which may not be successful and which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct a portion of our business through joint ventures. The largest of our joint ventures is Duke LifePoint Healthcare, a joint venture between the Company and a wholly-controlled affiliate of Duke.

Generally, we are obligated to provide proportionate financial support for our joint ventures although our control of the business entity may not be proportionate to that financial support and may be subject to limitations. As a result, we generally have less flexibility to pursue our own objectives through joint ventures than we would through our wholly-owned subsidiaries.

The long term success of our joint ventures is dependent on cooperation with our joint venture partners on development and operational activities. There is no assurance that our joint venture partners will continue their relationships with us in the future or that we will be able to achieve our financial or strategic objectives relating to the joint ventures and the markets in which they operate. Our joint venture partners may have business objectives that are inconsistent with ours, experience financial and other difficulties that may affect the success of the joint venture and we may disagree with our joint venture partners on the timing or nature of further investments in the joint venture. We may not be able to realize the operating efficiencies, cost savings or other benefits that we expect from our joint. In the event of a material disagreement with our joint venture partners or the breach of our joint venture agreements, our joint ventures may be subject to dissolution, unwinding or purchase of either party’s interest in the joint venture, which could have a material adverse effect on our prospects, business, financial condition or results of operations.

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

Additionally, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

Factors related to our employment of physicians could affect our financial performance.

In recent years, physician payment amounts have been determined on a year by year basis. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathways Act delays application of the SGR and applies a 0.5% increase in PFS rates through March 31, 2014. We cannot predict whether Congress will pass legislation, such as the SGR Repeal Act, to avert the proposed rate cut for the remainder of CY 2014 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by us for services provided by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected. We believe that physician employment by acute care hospitals has become more common as a result of actual and potential reductions in payment amounts for physician services. Our experience in employing physicians is consistent with industry trends. Employed physicians could present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, as well as require us to incur additional expenses. The combination of reimbursement cuts, potential liabilities and increased expenses could have an adverse effect on our results of operations if current trends continue.

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

Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-IT, for information systems. HCA-IT provides us with financial, clinical, patient accounting and network information services. The primary business of HCA-IT’s parent company is to own and operate hospitals, not to provide information systems. We do not control HCA-IT’s systems. If these systems fail or are interrupted, if our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. Our existing contract with HCA-IT, expires on December 31, 2021 (including a wind-down period) unless extended by the parties.

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

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors on our behalf, collect and store sensitive data, including personal health data and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information are critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy and information security laws. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy and security rules. In addition, state attorneys general have brought civil actions seeking injunctions and damages in response to violations of HIPAA’s privacy and security rules. If, in spite of our compliance efforts we or any of our business associates were to experience a breach, loss, or other compromise of such personal health information, such event could disrupt our operations, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

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

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for care relating to certain preventable adverse events, and many private healthcare payors have adopted similar policies. If the public performance data become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our revenues and/or patient volumes could decline.

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

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Kentucky, Virginia, Tennessee, Michigan, New Mexico, West Virginia, Arizona and Louisiana. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Hospital Campuses in State as of December 31, 2013	Revenue Concentration by State
		2013		2012		2011
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Kentucky	9	$520.9	14.2%	$510.9	15.1%	$501.5	16.6%
Virginia	6	469.2	12.8	413.6	12.2	369.0	12.2
Tennessee	10	394.9	10.7	375.3	11.1	345.1	11.4
Michigan	3	345.4	9.4	103.9	3.1	—	—
New Mexico	2	256.5	7.0	299.6	8.8	291.3	9.6
West Virginia	2	245.9	6.7	266.2	7.8	252.1	8.3
Arizona	2	214.7	5.8	204.4	6.0	199.1	6.6
Louisiana	5	192.8	5.2	206.1	6.1	195.4	6.5

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

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals or healthcare providers associated with, or employed by, our hospitals or affiliated entities. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals and the activities of our employed physicians. In addition, we may also be subject to lawsuits and other legal actions arising out of the activities of physicians who are not employees but are members of our hospitals’ medical staffs even though our ability to control the activities of those physicians involved may be limited. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our SIR amount. As a result, one or more successful claims against us that are within our SIR amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Also, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. In addition, we operate a wholly-owned captive insurance company under the name Point of Life Indemnity, Ltd., which, issues malpractice insurance policies to our employed physicians.

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

As of December 31, 2013, our total debt, excluding unamortized discounts, was $2,386.3 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of the agreements and indentures governing our existing indebtedness or any additional indebtedness that we may incur in the future. Our senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) provides for a $350.0 million senior secured revolving credit facility (the “Revolving Facility”), net of outstanding letters of credit. As of December 31, 2013, amounts available for borrowing under the Revolving Facility were $329.2 million. Additionally, the Senior Credit Agreement may, subject to certain conditions and to receipt of commitments from new or existing lenders, be increased up to a total of

(i) $800.0 million and (ii) an amount such that, after giving pro forma effect to such increase and to the use of proceeds therefrom, our secured leverage ratio does not exceed 3.50:1.00; provided that no lender is obligated to participate in any such increase. Furthermore, we are currently working to secure financing to repay our borrowings outstanding under the 3½% convertible senior subordinates notes due May 15, 2014 (the “3½% Notes”) on or before such date. There can be no assurance that we will complete such financing on favorable terms or at all.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under the Senior Credit Agreement, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted.
•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry. Specific examples of industry changes that could have an adverse impact on our cash flow include the implementation by the government of further limitations on reimbursement under Medicare and Medicaid.
•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.
•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
•	Any borrowings we incur at variable interest rates generally expose us to increases in interest rates.
•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.
•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

Covenant restrictions under certain of our debt agreements and indentures impose operating and financial restrictions on us and may limit our ability to operate our business and to make payments on the notes and other outstanding indebtedness.

The Senior Credit Agreement and indentures contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our obligations under the notes. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt or extend credit;
•	pay dividends or make distributions on, or redeem or repurchase, our capital stock or certain other debt;
•	make other restricted payments, including investments;
•	dispose of assets;

•	engage in transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	create liens on our assets or engage in sale/leaseback transactions; and
•	effect a consolidation or merger, or sell, transfer, lease all or substantially all of our assets.

The limitations in the Senior Credit Agreement, our indentures or other instruments governing indebtedness that we may incur in the future may restrict our ability to repay our existing outstanding indebtedness. The exceptions to the covenants in our indentures may allow us to refinance subordinated indebtedness (including the 3½% Notes) with senior indebtedness. The 3½% Notes mature on May 15, 2014, and we are currently working to secure financing to repay our existing 3½% Notes on or before such date. There can be no assurance that we will complete such financing on favorable terms or at all. Subject to certain conditions, holders of the 3½% Notes may convert their securities for cash, and if applicable, shares in common stock prior to the maturation of the notes offered hereby. Failure to repay the 3½% Notes upon maturity or upon conversion of the securities may result in a default.

The provisions of our indentures may also allow us to refinance indebtedness that is subordinated in right of payment to the notes (including the 3½% Notes) with indebtedness that would rank pari passu with the notes or otherwise repay such subordinated indebtedness with cash. As of December 31, 2013, we had an aggregate amount of $575.0 million of subordinated indebtedness outstanding, excluding the unamortized discount on the 3½% Notes.

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

As of December 31, 2013, we had approximately $1,651.0 million of goodwill and approximately $2,197.2 million of long-lived assets, net of accumulated depreciation. We expect to recover the carrying values of both our goodwill as well as our long-lived assets through our future cash flows. We evaluate the carrying value of our goodwill at least annually, based on our fair value, to determine whether it is impaired. We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. If the carrying value of our goodwill or our long-lived assets is impaired, we may incur a material non-cash charge to earnings.

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

In the eight states in which we operate that do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services, competing healthcare providers face low barriers to entry and expansion. If competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospital campuses as of December 31, 2013:

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Alabama
Andalusia Regional Hospital	Andalusia	HCA Spin-off(a)	88	Own
Lakeland Community Hospital	Haleyville	December 1, 2002	59	Own
Northwest Medical Center	Winfield	December 1, 2002	71	Own
Russellville Hospital	Russellville	October 3, 2002	100	Own
Vaughan Regional Medical Center(b)	Selma	April 15, 2005	175	Own(b)
Arizona
Havasu Regional Medical Center(c)	Lake Havasu City	April 15, 2005	162	Own(c)
Valley View Medical Center	Fort Mohave	November 8, 2005	90	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000	99	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009	158	Own
Indiana
Scott Memorial Hospital(d)	Scottsburg	January 1, 2013	25	Own(d)
Kansas
Western Plains Medical Complex	Dodge City	HCA Spin-off(a)	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	HCA Spin-off(a)	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010	79	Own
Georgetown Community Hospital	Georgetown	HCA Spin-off(a)	75	Own
Jackson Purchase Medical Center	Mayfield	HCA Spin-off(a)	107	Own
Lake Cumberland Regional Hospital	Somerset	HCA Spin-off(a)	295	Own
Logan Memorial Hospital	Russellville	HCA Spin-off(a)	75	Own
Meadowview Regional Medical Center	Maysville	HCA Spin-off(a)	100	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Mercy Regional Medical Center – Acadian(e)	Eunice	April 15, 2005	42	Own
Mercy Regional Medical Center – Ville Platte(e)	Ville Platte	December 1, 2001	67	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
River Parishes Hospital	LaPlace	July 1, 2004	80	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	165	Lease
Michigan
Bell Hospital	Ishpeming	December 1, 2013	25	Own
Marquette General Hospital(f)	Marquette	September 1, 2012	307	Own(f)
Portage Health(b)	Hancock	December 1, 2013	96	Own(b)

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	200	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	298	Lease
North Carolina
Maria Parham Medical Center(g)	Henderson	November 1, 2011	102	Own(g)
Person Memorial Hospital(f)	Roxboro	October 1, 2011	110	Own(f)
Tennessee
Crockett Hospital	Lawrenceburg	HCA Spin-off(a)	99	Own
Emerald-Hodgson Hospital	Sewanee	HCA Spin-off(a)	41	Own
Hillside Hospital	Pulaski	HCA Spin-off(a)	95	Own
Livingston Regional Hospital	Livingston	HCA Spin-off(a)	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010	35	Own
Southern Tennessee Medical Center	Winchester	HCA Spin-off(a)	157	Own
Starr Regional Medical Center – Athens(h)	Athens	October 1, 2001	118	Own
Starr Regional Medical Center – Etowah(h)	Etowah	July 1, 2012	160	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010	155	Own
Trousdale Medical Center	Hartsville	September 1, 2010	25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	156	Own
Parkview Regional Hospital	Mexia	April 15, 2005	58	Lease
Utah
Ashley Regional Medical Center	Vernal	HCA Spin-off(a)	39	Own
Castleview Hospital	Price	HCA Spin-off(a)	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	250	Own
Fauquier Health(b)	Warrenton	November 1, 2013	210	Own(b)
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Twin County Regional Hospital(g)	Galax	April 1, 2012	141	Own(g)
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wyoming
Lander Regional Hospital	Lander	July 1, 2000	89	Own
Riverton Memorial Hospital	Riverton	HCA Spin-off(a)	70	Own
			6,896

(a)	We were formerly a division of HCA, Inc. (“HCA”) and were spun-off as an independent publicly-traded company on May 11, 1999.
(b)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.
(c)	The hospital is owned and operated by a joint venture with physicians in which a wholly-owned LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.
(d)	The hospital is owned and operated by RHN, a joint venture between us and Norton Healthcare, Inc. A wholly-owned LifePoint affiliate owns a controlling interest in RHN.
(e)	Mercy Regional Medical Center maintains a campus in both Acadian and Ville Platte.
(f)	The hospital is owned and operated by Duke LifePoint Healthcare. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.
(g)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke LifePoint Healthcare.
(h)	Effective December 1, 2013, the operations of Woods Memorial Hospital in Etowah, Tennessee were consolidated into Athens Regional Medical Center in Athens, Tennessee to form Starr Regional Medical Center. Starr Regional Medical Center maintains a campus in both Athens and Etowah.

We own and operate medical office buildings in conjunction with many of our hospitals. These medical office buildings are primarily occupied by physicians who practice at our hospitals. Additionally, we lease approximately 203,000 square feet of office space in Brentwood, Tennessee for our hospital support center. All of our facilities are suitable for their respective uses and are generally adequate for our present needs.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

During August 2012, Minden Medical Center (“Minden”) finalized an independent review of the medical necessity of certain services rendered to patients in its intensive outpatient psychiatric program (“IOP”), which was managed by a third party, Allegiance Health Management, Inc. (“Allegiance”). This review was commenced by Minden in 2011 and, in August 2011, the hospital voluntarily disclosed its concerns regarding its billing of these services to the OIG pursuant to the OIG’s self-disclosure protocol. On January 3, 2012, Minden received notice that it had been accepted into the OIG’s self-disclosure protocol. At the time, Allegiance also managed the IOP at Bolivar Medical Center, a hospital owned by a subsidiary of the Company (“Bolivar”). On February 23, 2012, Bolivar received a subpoena from the OIG seeking information about its IOP program and its relationship with Allegiance. We believe that the OIG has served similar subpoenas on other non-LifePoint facilities that had contracts with Allegiance. In September 2013, we finalized settlement agreements for both the Minden and Bolivar matters. The final settlement amounts were paid during the fourth quarter of 2013.

In connection with our acquisition of Marquette General, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. The self-disclosure is pending with CMS. To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller. We have made reasonable estimates of these potential liabilities and at December 31, 2013 have recorded an aggregate of $18.0 million representing the fair values of our potential obligation to the Marquette Seller. We do not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies. Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded. Any such changes in estimate will impact our future results of operations and cash flows.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories. On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure. The hospital that received the subpoena has produced responsive documents, including patient files, on a rolling basis. The Company is cooperating with the government in addressing these matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2014
First Quarter (through February 13, 2014)	$56.77	$50.18
2013
First Quarter	$48.79	$38.08
Second Quarter	$53.29	$43.13
Third Quarter	$52.61	$43.97
Fourth Quarter	$53.87	$46.64
2012
First Quarter	$42.19	$34.91
Second Quarter	$41.80	$34.32
Third Quarter	$43.87	$36.62
Fourth Quarter	$43.86	$34.37

On February 13, 2014, the last reported sales price for our common stock on the NASDAQ Global Select Market was $53.50 per share.

Stockholders

As of February 7, 2014, there were 9,840 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “Repurchase Plan”). The Repurchase Plan provides for the repurchase of up to $350.0 million in shares of our common stock through August 20, 2014, although we are not obligated to repurchase any specific number of shares. Through December 31, 2013, we have repurchased approximately 5.0 million shares in accordance with the Repurchase Plan and, as of December 31, 2013, we had remaining authority to repurchase up to an additional $164.7 million in shares. We have designated the shares repurchased in accordance with the Repurchase Plan as treasury stock.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Management Stock Purchase Plan (the “MSPP”). We redeemed approximately 0.2 million shares vested under the 1998 LTIP and the MSPP during the year ended December 31, 2013. We have designated these shares as treasury stock.

Our repurchase activity in accordance with the Repurchase Plan and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 7 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2013:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
October 1, 2013 to October 31, 2013	11,815	$45.66	11,815	$164.7
November 1, 2013 to November 30, 2013	—	$—	—	$164.7
December 1, 2013 to December 31, 2013(a)	402	$50.70	—	$164.7
Total	12,217	$45.82	11,815	$164.7

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Equity Compensation Plan Information

Effective June 4, 2013, upon the approval of our stockholders, we replaced the 1998 LTIP and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of our employees and non-employee directors. The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted. No shares remain available for issuance in accordance with the 1998 LTIP or the ODSICP.

The following table provides aggregate information as of December 31, 2013, with respect to shares of common stock that may be issued in accordance with our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,110,351 (1)	$36.30 (2)	3,436,190 (3)
Equity Compensation Plans not Approved by Security Holders	None	None	None
Total	3,110,351	$36.30	3,436,190

(1)	Includes the following:
•	67,000 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 2013 LTIP;
•	3,032,272 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 1998 LTIP; and
•	11,079 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)	Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.
(3)	Includes the following:
•	3,415,621 shares of common stock available for issuance in accordance with the 2013 LTIP; and
•	20,569 shares of common stock available for issuance in accordance with the MSPP.

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2013. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. Additionally, we have recognized certain transaction and debt transaction costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$3,678.3	$3,391.8	$3,026.1	$2,818.6	$2,587.3
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	127.8	151.9	162.7	155.6	139.2
Income from continuing operations per share:
Basic	$2.76	$3.22	$3.30	$2.98	$2.64
Diluted	$2.68	$3.14	$3.22	$2.91	$2.59
Weighted average shares outstanding:
Basic	46.3	47.2	49.3	52.2	52.7
Diluted	47.6	48.4	50.5	53.5	53.8
Balance Sheet Data (as of end of year):
Cash and cash equivalents	$637.9	$85.0	$126.2	$207.4	$187.2
Working capital	538.5	480.4	467.2	498.8	485.9
Property and equipment, net	2,197.2	2,030.9	1,830.4	1,668.6	1,499.4
Total assets	5,586.8	4,722.2	4,370.1	4,162.9	3,882.2
Total debt, excluding unamortized discounts	2,386.3	1,739.3	1,652.8	1,651.7	1,502.2
Total LifePoint Hospitals, Inc. stockholders’ equity	2,210.1	2,050.5	1,945.2	1,887.5	1,827.7

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Other Financial Data:
Adjusted EBITDA(a)	$537.0	$545.6	$536.2	$500.1	$469.3
Capital expenditures	(185.2)	(221.4)	(219.9)	(168.7)	(166.6)
Cash provided by operating activities – continuing operations	354.1	382.9	401.2	375.7	350.3
Cash (used in) investing activities – continuing operations	(372.3)	(422.1)	(342.1)	(353.6)	(244.1)
Cash provided by (used in) financing activities – continuing operations	571.2	(1.3)	(140.6)	(0.3)	(13.9)

(a)	We define Adjusted EBITDA as earnings before depreciation and amortization; interest expense, net; gain on settlement of pre-acquisition contingent obligation; debt transaction costs; impairment charges; provision for income taxes; (income) loss from discontinued operations, net of income taxes and net income attributable to noncontrolling interests. We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facility uses Adjusted EBITDA for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered as a measure of financial performance in accordance with U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles Adjusted EBITDA as presented above to net income attributable to LifePoint Hospitals, Inc. for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Adjusted EBITDA	$537.0	$545.6	$536.2	$500.1	$469.3
Less:
Depreciation and amortization	228.2	193.1	165.8	148.5	143.0
Interest expense, net	97.0	100.0	107.1	108.1	103.2
Gain on settlement of pre-acquisition contingent obligation	(5.6)	—	—	—	—
Debt transaction costs	5.9	4.4	—	2.4	—
Impairment charges	—	4.0	—	—	1.1
Provision for income taxes	79.3	88.5	97.8	82.4	80.3
(Income) loss from discontinued operations, net of income taxes	(0.4)	—	(0.2)	0.1	5.1
Net income attributable to noncontrolling interests	4.4	3.7	2.8	3.1	2.5
Net income attributable to LifePoint Hospitals, Inc.	$128.2	$151.9	$162.9	$155.5	$134.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

We make forward-looking statements in this report, other reports and in statements we file with the SEC and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; efforts to reduce the cost of providing healthcare while increasing quality; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies, core strategies and other initiatives, including our relationship with Duke University Health System, Inc. through Duke LifePoint Healthcare; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the U.S. At December 31, 2013, on a consolidated basis, we operated 60 hospital campuses in 20 states, having a total of 6,896 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $3,678.3 million, $3,391.8 million and $3,026.1 million, respectively, in revenues during the years ended December 31, 2013, 2012, and 2011. In 2013, we derived 46.7% of our revenues from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance. Management anticipates that compliance expenses will continue to grow in the foreseeable future. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, medical necessity, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the OIG, DOJ and other governmental fraud and abuse programs.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with great certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, continued legislative efforts to delay, defund or repeal implementation of or amend the Affordable Care Act will impact our business in the future.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”) delays application of the SGR and provides for a 0.5% increase in PFS payment rates through March 31, 2014. We cannot predict whether Congress will pass legislation, such as the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), to avert the rate cut for the remainder of CY 2014 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages. Stage 1 has been in effect since 2011; however, on September 4, 2012, HHS released final requirements for Stage 2, which took effect on October 1, 2013. We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments. Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. As we complete our full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentive payments will decline and ultimately end. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Our hospitals have experienced an increase in self-pay revenues over the past several years due to a combination of broad economic factors, including high levels of unemployment in many of our markets, reductions in state Medicaid budgets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles. Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations. For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $16.3 million and $34.0 million during the years ended December 31, 2013 and 2012, respectively. This represents a net period over period decrease in revenues of $17.7 million. This change primarily impacted our hospital, Memorial Medical Center of Las Cruces, New Mexico (“MMC”). Currently, for 2014, we anticipate annual reimbursement under the New Mexico SCPP to approximate between $9.0 million and $11.0 million. Changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

bps.  Basis point change.

Continuing operations.  Continuing operations information includes the results of our hospital support center, our same-hospital operations and the results of our recent acquisitions completed in 2013 and 2012. Continuing operations information excludes the results of our hospitals that have previously been disposed.

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

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 53 hospital campuses operated during the years ended December 31, 2013 and 2012. Same-hospital information excludes the results of our recent acquisitions completed in 2013 and 2012 and our hospitals that have previously been disposed.

For the Three Months Ended December 31, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$1,159.9	121.8%	$1,053.1	117.9%
Provision for doubtful accounts	207.3	21.8	159.8	17.9
Revenues	952.6	100.0	893.3	100.0
Salaries and benefits	449.9	47.2	424.3	47.5
Supplies	147.7	15.5	141.9	15.9
Other operating expenses	233.9	24.6	209.6	23.4
Other income	(27.4)	(2.9)	(17.3)	(1.9)
Depreciation and amortization	59.1	6.2	53.4	6.0
Interest expense, net	26.5	2.8	24.3	2.7
Debt transaction costs	1.2	0.1	—	—
Impairment charges	—	—	0.9	0.1
	890.9	93.5	837.1	93.7
Income from continuing operations before income taxes	61.7	6.5	56.2	6.3
Provision for income taxes	23.8	2.5	18.7	2.1
Income from continuing operations	37.9	4.0	37.5	4.2
Less: Net income attributable to noncontrolling interests	(2.0)	(0.3)	(1.0)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$35.9	3.7%	$36.5	4.1%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three Months Ended December 31,
	2013	2012	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$1,159.9	$1,053.1	$106.8	10.1%
Provision for doubtful accounts	207.3	159.8	47.5	29.7
Revenues	$952.6	$893.3	$59.3	6.6
Same-hospital:
Revenues before provision for doubtful accounts	$1,003.0	$950.1	$52.9	5.6%
Provision for doubtful accounts	198.4	155.0	43.4	27.9
Revenues	$804.6	$795.1	$9.5	1.2

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2013 and 2012 (in millions):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$295.9	31.1%	$289.0	32.4%
Medicaid	131.9	13.8	126.3	14.1
HMOs, PPOs and other private insurers	505.9	53.1	459.6	51.4
Self-pay	207.8	21.8	162.8	18.2
Other	18.4	2.0	15.4	1.8
Revenues before provision for doubtful accounts	1,159.9	121.8	1,053.1	117.9
Provision for doubtful accounts	(207.3)	(21.8)	(159.8)	(17.9)
Revenues	$952.6	100.0%	$893.3	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012	Increase	% Increase
Revenues per equivalent admission – continuing operations	$8,082	$7,608	$474	6.2
Revenues per equivalent admission – same-hospital	$7,732	$7,338	$394	5.4

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Continuing operations:
Admissions	49,112	51,488	(2,376)	(4.6)
Equivalent admissions	117,864	117,414	450	0.4
Medicare case mix index	1.38	1.35	0.03	2.2
Average length of stay (days)	4.6	4.5	0.1	2.2
Inpatient surgeries	13,133	13,688	(555)	(4.1)
Outpatient surgeries	47,901	43,844	4,057	9.3
Emergency room visits	294,697	298,119	(3,422)	(1.1)
Outpatient factor	2.40	2.28	0.12	5.0
Same-hospital:
Admissions	44,312	47,957	(3,645)	(7.6)
Equivalent admissions	104,061	108,336	(4,275)	(3.9)
Medicare case mix index	1.36	1.32	0.04	3.0
Average length of stay (days)	4.3	4.3	—	—
Inpatient surgeries	11,550	12,345	(795)	(6.4)
Outpatient surgeries	41,963	40,246	1,717	4.3
Emergency room visits	269,947	282,307	(12,360)	(4.4)
Outpatient factor	2.35	2.26	0.09	4.2

For the three months ended December 31, 2013, our same-hospital revenues before provision for doubtful accounts increased by $52.9 million, or 5.6%, to $1,003.0 million as compared to $950.1 million for the same period last year. This increase was primarily driven by growth in same-hospital revenues before provision for doubtful accounts from self-pay payors and higher contracted rates from HMOs, PPOs and other private insurers. Our same-hospital self-pay revenue increased primarily as a result of pricing increases as well as an increase in self-pay admissions and equivalent admissions due to higher self-pay emergency room visits and overall high levels of unemployment in the majority of our communities. Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

These increases were partially offset by a decrease in same-hospital admissions and equivalent admissions from Medicare, Medicaid, HMOs, PPOs and other private insurers. For the three months ended December 31, 2013, our same-hospital admissions and equivalent admissions decreased 7.6% and 3.9%, respectively, as compared to the same period last year primarily because of a continued decline in our one day stay admissions and a 4.4% decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$26.7	2.8%	$31.8	3.6%	$(5.1)	(15.7)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$207.8	21.8%	$162.8	18.2%	$45.0	27.6%
Net revenue days outstanding (at end of period)	59.1	N/A	54.7	N/A	4.4	8.0%
Same-hospital:
Related key indicators:
Charity care write-offs	$22.6	2.8%	$30.6	3.8%	$(8.0)	(25.9)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$199.6	24.8%	$157.9	19.9%	$41.7	26.4%
Net revenue days outstanding (at end of period)	61.7	N/A	54.3	N/A	7.4	13.6%

For the three months ended December 31, 2013, our provision for doubtful accounts increased by $47.5 million, or 29.7%, to $207.3 million on a continuing operations basis and by $43.4 million, or 27.9%, to $198.4 million on a same-hospital basis as compared to the same period last year. This increase was primarily the result of an increase in self-pay revenues during the three months ended December 31, 2013, as compared to the same period last year. Same-hospital self-pay revenues increased by $41.7 million over the same period last year and represented 24.8% of revenues, as compared to 19.9% of revenues in the same period last year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Our net revenue days outstanding at December 31, 2013 increased to 59.1 days compared to 54.7 days at December 31, 2012 on a continuing operations basis. However, our net revenue days outstanding at December 31, 2013 included only a partial quarter of net revenues for Fauquier, Bell and Portage. After normalizing for a full quarter of revenues for these recent acquisitions, we estimated that on a continuing operations basis our net revenue days outstanding would have been 57.2 days at December 31, 2013. On a same-hospital basis, our net revenue days outstanding at December 31, 2013 increased to 61.7 days compared to 54.3 days at December 31, 2012. Our net revenue days outstanding increased on both a continuing operations and same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$449.9	47.2%	$424.3	47.5%	$25.6	6.1%
Man-hours per equivalent admission	107.7	N/A	106.7	N/A	1.0	0.9%
Salaries and benefits per equivalent admission	$3,793	N/A	$3,555	N/A	$238	6.7%

For the three months ended December 31, 2013, our salaries and benefits expense increased to $449.9 million, or 6.1%, as compared to $424.3 million for the same period last year. This increase is primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$147.7	15.5%	$141.9	15.9%	$5.8	4.1%
Supplies per equivalent admission	$1,254	N/A	$1,207	N/A	$47	3.9%

For the three months ended December 31, 2013, our supplies expense increased to $147.7 million, or 4.1%, as compared to $141.9 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2013 and 2012 (dollars in millions):

	Three Months Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$40.2	4.2%	$31.1	3.5%	$9.1	29.2%
Utilities	17.7	1.8	16.0	1.8	1.7	9.9
Repairs and maintenance	25.6	2.7	22.8	2.6	2.8	12.6
Rents and leases	7.7	0.8	9.5	1.1	(1.8)	(18.7)
Insurance	11.3	1.2	8.9	1.0	2.4	27.6
Physician recruiting	6.0	0.6	7.2	0.8	(1.2)	(15.2)
Contract services	64.6	6.8	62.8	7.0	1.8	2.7
Non-income taxes	26.6	2.8	21.8	2.4	4.8	21.9
Other	34.2	3.7	29.5	3.2	4.7	15.5
	$233.9	24.6	$209.6	23.4	$24.3	11.6%

For the three months ended December 31, 2013, our other operating expenses increased to $233.9 million, or 11.6%, as compared to $209.6 million for the same period last year. This increase was primarily a result of our recent acquisitions as well as increases in our same-hospital professional fees, contract services and non-income taxes.

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

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended December 31, 2013, we recognized $27.4 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $17.3 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended December 31, 2013, our depreciation and amortization expense increased by $5.7 million, or 10.5% to $59.1 million, or 6.2% of revenues, as compared to $53.4 million, or 6.0% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

For the three months ended December 31, 2013, our interest expense increased by $2.2 million, or 8.7% to $26.5 million as compared to $24.3 million for the same period last year. On December 6, 2013, we issued in a private placement $700.0 million of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of our senior secured incremental term loans (the “Incremental Term Loans”) and we intend to use the remaining net proceeds to fund acquisitions and for other general corporate purposes, which may include, among other things, the repurchase of our outstanding common stock from time to time and the repayment of additional indebtedness, including the 3½% Notes that mature on May 15, 2014. The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the current period as compared to the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Transaction Costs

In connection with certain debt transactions completed during the three months ended December 3, 2013, we recognized debt transaction costs of $1.2 million.

Provision for Income Taxes

Our provision for income taxes was $23.8 million, or 2.5% of revenues, for the three months ended December 31, 2013, as compared to $18.7 million, or 2.1% of revenues, for the same period last year. The effective tax rate increased to 39.9% for the three months ended December 31, 2013, compared to 33.9% for the same period last year as a result of several factors. Our effective tax rate was higher in the current period as a result of the recognition of a $6.0 million valuation allowance against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations for which we do not believe we will be able to offset against future operational income. Our physician practices in Michigan are owned and operated through a joint venture and as a result file separate federal corporate income tax returns. Additionally, our effective tax rate increased as a result of higher net state taxes due to the full year impact of Michigan operations and taxable income apportionment methodology in Michigan. These increases were partially offset by a decrease as a result of our utilization of certain other state net operating loss carry forwards during the three months ended December 31, 2013 as compared to the same period of the prior year.

For the Years Ended December 31, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$4,428.7	120.4%	$4,016.2	118.4%
Provision for doubtful accounts	750.4	20.4	624.4	18.4
Revenues	3,678.3	100.0	3,391.8	100.0
Salaries and benefits	1,727.4	47.0	1,554.5	45.8
Supplies	577.1	15.7	524.6	15.5
Other operating expenses	900.9	24.4	799.1	23.5
Other income	(64.1)	(1.7)	(32.0)	(0.9)
Depreciation and amortization	228.2	6.2	193.1	5.7
Interest expense, net	97.0	2.6	100.0	3.0
Gain on settlement of pre-acquisition contingent obligation	(5.6)	(0.2)	—	—
Debt transaction costs	5.9	0.2	4.4	0.1
Impairment charges	—	—	4.0	0.1
	3,466.8	94.2	3,147.7	92.8
Income from continuing operations before income taxes	211.5	5.8	244.1	7.2
Provision for income taxes	79.3	2.2	88.5	2.6
Income from continuing operations	132.2	3.6	155.6	4.6
Less: Net income attributable to noncontrolling interests	(4.4)	(0.1)	(3.7)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$127.8	3.5%	$151.9	4.5%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Continuing operations:
Revenues before provision for doubtful accounts	$4,428.7	$4,016.2	$412.5	10.3%
Provision for doubtful accounts	750.4	624.4	126.0	20.2
Revenues	$3,678.3	$3,391.8	$286.5	8.4
Same-hospital:
Revenues before provision for doubtful accounts	$3,932.7	$3,853.1	$79.6	2.1%
Provision for doubtful accounts	717.1	612.8	104.3	17.0
Revenues	$3,215.6	$3,240.3	$(24.7)	(0.8)

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2013 and 2012 (in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,199.5	32.6%	$1,170.3	34.5%
Medicaid	517.0	14.1	494.6	14.6
HMOs, PPOs and other private insurers	1,876.1	51.0	1,645.5	48.5
Self-pay	766.5	20.8	653.9	19.3
Other	69.6	1.9	51.9	1.5
Revenues before provision for doubtful accounts	4,428.7	120.4	4,016.2	118.4
Provision for doubtful accounts	(750.4)	(20.4)	(624.4)	(18.4)
Revenues	$3,678.3	100.0%	$3,391.8	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Increase	% Increase
Revenues per equivalent admission – continuing operations	$7,852	$7,491	$361	4.8
Revenues per equivalent admission – same-hospital	$7,574	$7,423	$151	2.0

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Continuing operations:
Admissions	199,252	199,814	(562)	(0.3)
Equivalent admissions	468,441	452,779	15,662	3.5
Medicare case mix index	1.37	1.31	0.06	4.6
Average length of stay (days)	4.6	4.4	0.2	4.5
Inpatient surgeries	53,306	53,696	(390)	(0.7)
Outpatient surgeries	183,311	171,246	12,065	7.0
Emergency room visits	1,171,537	1,149,301	22,236	1.9
Outpatient factor	2.35	2.27	0.08	3.8
Same-hospital:
Admissions	183,248	193,481	(10,233)	(5.3)
Equivalent admissions	424,586	436,493	(11,907)	(2.7)
Medicare case mix index	1.35	1.30	0.05	3.8
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	47,756	51,486	(3,730)	(7.2)
Outpatient surgeries	164,522	165,261	(739)	(0.4)
Emergency room visits	1,092,432	1,115,792	(23,360)	(2.1)
Outpatient factor	2.32	2.26	0.06	2.7

For the year ended December 31, 2013, our same-hospital revenues before provision for doubtful accounts increased by $79.6 million, or 2.1%, to $3,932.7 million as compared to $3,853.1 million for the same period last year. This increase was primarily driven by growth in same-hospital revenues before provision for doubtful accounts from self-pay payors, higher contracted rates from HMOs, PPOs and other private insurers and an improvement in our appeal success results relating to Medicare recovery contractor audits. Our same-hospital self-pay revenue increased primarily as a result of pricing increases as well as an increase in self-pay admissions and equivalent admissions due to higher self-pay emergency room visits and overall high levels of unemployment in the majority of our communities. Increases in our self-pay revenues contributed to an increase in our provision for doubtful accounts, as further discussed in our analysis of our provision for doubtful accounts.

These increases were partially offset by a decrease in same-hospital admissions and equivalent admissions from Medicare, Medicaid, HMOs, PPOs and other private insurers, the absence during the current year of certain favorable amounts that were recognized during the prior year, recent reimbursement changes to the New Mexico SCPP, as well as decreases in Medicare reimbursement as a result of certain provisions of the BCA that were effective April 1, 2013.

For the year ended December 31, 2013, our same-hospital admissions and equivalent admissions decreased 5.3% and 2.7%, respectively, as compared to the prior year primarily because of a continued decline in our one day stay admissions and a 2.1% decrease in emergency room visits which can result in subsequent admissions or inpatient surgeries.

During the year ended December 31, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between HHS, the Secretary of HHS, CMS and a large number of healthcare service providers, including our hospitals. The Rural Floor Settlement is intended to resolve all claims that have been brought or could have been brought relating to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, we recognized $33.0 million of additional Medicare revenue for the year ended December 31, 2012. Furthermore, we recognized additional revenues before provision for doubtful accounts during the year ended December 31, 2012 of approximately $10.2 million as a result of our participation in two new supplemental payment programs in the states of North Carolina and West Virginia. We did not experience similar favorable amounts during the year ended December 31, 2013. The amount and timing of revenue recognized for supplemental payment programs are often dependent upon a variety of factors including state budgetary limitations, program approval procedures and other factors.

Finally, during the year ended December 31, 2013, we recognized revenues of approximately $16.3 million in accordance with the New Mexico SCPP as compared to approximately $34.0 million of revenue recognized during the year ended December 31, 2012, representing a net period over period decrease in revenues of $17.7 million. Included in the $16.3 million in net revenues recognized during the year ended December 31, 2013 are adjustments to our reimbursement under the New Mexico SCPP for the second half of 2012.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Continuing operations:
Related key indicators:
Charity care write-offs	$132.1	3.6%	$112.5	3.3%	$19.6	17.5%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$766.5	20.8%	$653.9	19.3%	$112.6	17.2%
Net revenue days outstanding (at end of period)	59.1	N/A	54.7	N/A	4.4	8.0%
Same-hospital:
Related key indicators:
Charity care write-offs	$124.7	3.9%	$110.1	3.4%	$14.6	13.3%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$737.0	22.9%	$643.6	19.9%	$93.4	14.5%
Net revenue days outstanding (at end of period)	61.7	N/A	54.3	N/A	7.4	13.6%

For the year ended December 31, 2013, our provision for doubtful accounts increased by $126.0 million, or 20.2%, to $750.4 million on a continuing operations basis and by $104.3 million, or 17.0%, to $717.1 million on a same-hospital basis as compared to the prior year. This increase was primarily the result of increases in self-pay revenues during the year ended December 31, 2013. Same-hospital self-pay revenues increased by $93.4 million over the prior year and represented 22.9% of revenues, as compared to 19.9% of revenues in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we have experienced an increase of approximately $17.7 million in our charity care write-offs during the year ended December 31, 2013, as compared to the same period in the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Our net revenue days outstanding at December 31, 2013 increased to 59.1 days compared to 54.7 days at December 31, 2012 on a continuing operations basis. However, our net revenue days outstanding at December 31, 2013 included only a partial quarter of net revenues for Fauquier, Bell and Portage. After normalizing for a full quarter of revenues for these recent acquisitions, we estimated that on a continuing operations basis our net revenue days outstanding would have been 57.2 days at December 31, 2013. On a same-hospital basis, our net revenue days outstanding at December 31, 2013 increased to 61.7 days compared to 54.3 days at December 31, 2012. Our net revenue days outstanding increased on both a continuing operations and same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,727.4	47.0%	$1,554.5	45.8%	$172.9	11.1%
Man-hours per equivalent admission	106.7	N/A	103.1	N/A	3.6	3.5%
Salaries and benefits per equivalent admission	$3,683	N/A	$3,424	N/A	$259	7.6%

For the year ended December 31, 2013, our salaries and benefits expense increased to $1,727.4 million, or 11.1%, as compared to $1,554.5 million for the prior year. This increase in our salaries and benefits expense is primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$577.1	15.7%	$524.6	15.5%	$52.5	10.0%
Supplies per equivalent admission	$1,232	N/A	$1,158	N/A	$74	6.3%

For the year ended December 31, 2013, our supplies expense increased to $577.1 million, or 10.0%, as compared to $524.6 million for the prior year and our supplies per equivalent admission increased to $1,232, or 6.3% as compared to $1,158 for the prior year as a result of our recent acquisitions. This increase was partially offset by a decrease in our same-hospital supplies expense as a result of our continuing efforts to effectively manage our supply costs and increased cost savings associated with participation in a group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$142.5	3.9%	$115.5	3.4%	$27.0	23.4%
Utilities	70.4	1.9	62.8	1.9	7.6	12.0
Repairs and maintenance	97.6	2.7	86.4	2.5	11.2	13.0
Rents and leases	36.5	1.0	34.3	1.0	2.2	6.6
Insurance	40.4	1.1	38.6	1.1	1.8	4.8
Physician recruiting	26.4	0.7	29.1	0.9	(2.7)	(9.1)
Contract services	256.4	7.0	219.3	6.5	37.1	16.9
Non-income taxes	102.0	2.8	89.8	2.6	12.2	13.6
Other	128.7	3.3	123.3	3.6	5.4	4.3
	$900.9	24.4	$799.1	23.5	$101.8	12.7%

For the year ended December 31, 2013, our other operating expenses increased to $900.9 million, or 12.7%, as compared to $799.1 million for the prior year primarily as a result of our recent acquisitions. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital professional fees and contract services.

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

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2013, we recognized $64.1 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $32.0 million recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2013, our depreciation and amortization expense increased by $35.1 million, or 18.1% to $228.2 million, or 6.2% of revenues, as compared to $193.1 million, or 5.7% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

Our interest expense decreased by $3.0 million, or 3.1%, to $97.0 million, for the year ended December 31, 2013, as compared to $100.0 million for the prior year. Effective July 24, 2012, we replaced our prior credit agreement with the Senior Credit Agreement. Subsequently, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued the Incremental Term Loans, the proceeds from which were used to repurchase the 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”). The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the year ended December 31, 2013 as compared to the applicable effective interest, including the amortization of debt discounts, on the prior credit agreement and the 3¼% Debentures. These decreases were partially offset by an increase in interest expense as a result of our issuance of the 5.5% Senior Notes on December 6, 2013. The net proceeds from this issuance were partially used to repay $100.0 million of the Incremental Term Loans and we intend to use the remaining net proceeds to fund acquisitions and for other general corporate purposes, which may include, among other things, the repurchase of our outstanding common stock from time to time and the repayment of additional indebtedness, including the 3½% Notes that mature on May 15, 2014. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources —  Debt.”

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, we made reasonable estimates and recorded an estimated obligation representing the fair values of our potential contingent obligations to the seller pursuant to the asset purchase agreement. Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than we originally estimated. As a result, during the year ended December 31, 2013, we reduced our originally recorded contingent obligations and recognized a gain of approximately $5.6 million.

Debt Transaction Costs

In connection with certain debt transactions and modifications completed during the years ended December 31, 2013 and 2012, we recognized debt transaction costs of $5.9 million and $4.4 million, respectively.

Provision for Income Taxes

Our provision for income taxes was $79.3 million, or 2.2% of revenues, for the year ended December 31, 2013, as compared to $88.5 million, or 2.6% of revenues, for the prior year. The effective tax rate increased to 38.3% for the year ended December 31, 2013, compared to 36.8% for the prior year as a result of a decrease in income from continuing operations for the year ended December 31, 2013 as compared to the prior year as well as several other factors. Our effective tax rate was higher in the current year as a result of the recognition of a $6.0 million valuation allowance against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations for which we do not believe we will be able to offset against future operational income. Our physician practices in Michigan are owned and operated through a joint venture and as a result file separate federal corporate income tax returns. Additionally, our effective tax rate increased as a result of higher net state taxes due to the full year impact of Michigan operations and taxable income apportionment methodology in Michigan. These increases were partially offset by a decrease as a result of our utilization of certain other state net operating loss carry forwards.

For the Years Ended December 31, 2012 and 2011

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$4,016.2	118.4%	$3,544.6	117.1%
Provision for doubtful accounts	624.4	18.4	518.5	17.1
Revenues	3,391.8	100.0	3,026.1	100.0
Salaries and benefits	1,554.5	45.8	1,364.7	45.1
Supplies	524.6	15.5	469.5	15.5
Other operating expenses	799.1	23.5	682.4	22.6
Other income	(32.0)	(0.9)	(26.7)	(0.9)
Depreciation and amortization	193.1	5.7	165.8	5.5
Interest expense, net	100.0	3.0	107.1	3.5
Debt transaction costs	4.4	0.1	—	—
Impairment charges	4.0	0.1	—	—
	3,147.7	92.8	2,762.8	91.3
Income from continuing operations before income taxes	244.1	7.2	263.3	8.7
Provision for income taxes	88.5	2.6	97.8	3.2
Income from continuing operations	155.6	4.6	165.5	5.5
Less: Net income attributable to noncontrolling interests	(3.7)	(0.1)	(2.8)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$151.9	4.5%	$162.7	5.4%

Revenues

The following table presents the components of revenues for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011	Increase	% Increase
Revenues before provision for doubtful accounts	$4,016.2	$3,544.6	$471.6	13.3%
Provision for doubtful accounts	624.4	518.5	105.9	20.4
Revenues	$3,391.8	$3,026.1	$365.7	12.1

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,170.3	34.5%	$1,061.3	35.0%
Medicaid	494.6	14.6	432.1	14.3
HMOs, PPOs and other private insurers	1,645.5	48.5	1,446.6	47.8
Self-pay	653.9	19.3	565.3	18.7
Other	51.9	1.5	39.3	1.3
Revenues before provision for doubtful accounts	4,016.2	118.4	3,544.6	117.1
Provision for doubtful accounts	(624.4)	(18.4)	(518.5)	(17.1)
Revenues	$3,391.8	100.0%	$3,026.1	100.0%

Our revenues per equivalent admission were as follows for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Increase	% Increase
Revenues per equivalent admission	$7,491	$7,126	$365	5.1

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Admissions	199,814	195,974	3,840	2.0
Equivalent admissions	452,779	424,676	28,103	6.6
Medicare case mix index	1.31	1.29	0.02	1.6
Average length of stay (days)	4.4	4.3	0.1	2.3
Inpatient surgeries	53,696	53,017	679	1.3
Outpatient surgeries	171,246	158,240	13,006	8.2
Emergency room visits	1,149,301	1,024,273	125,028	12.2
Outpatient factor	2.27	2.17	0.10	4.6

For the year ended December 31, 2012, our revenues before provision for doubtful accounts from continuing operations increased by $471.6 million, or 13.3%, to $4,016.2 million as compared to $3,544.6 million for the prior year. This increase is attributable to our acquisitions completed in 2012 and 2011 in addition to increases in our same-hospital revenues before the provision for doubtful accounts related to HMO, PPO’s and other private insurers, self-pay payors and Medicare. Our same-hospital HMO, PPO’s and other private insurer revenue generally increased as a result of higher contracted rates. Self-pay revenue increases were primarily driven by pricing increases and higher self-pay volumes. These increases in self-pay revenues were partially offset by an approximate $5.6 million reduction in funding during the second half of 2012 as compared to the prior year as a result of a decrease in our reimbursement under the New Mexico SCPP.

Additionally, Medicare revenue increases were largely driven by the impact of recognizing $33.0 million related to the Rural Floor Settlement during the year ended December 31, 2012, and due to increases in the overall acuity of patient care as evidenced by higher Medicare case mix index compared to the prior year. These increases in Medicare revenue were partially offset by decreases due to the absence of favorable cost report adjustments that were recognized in the prior year as well as the negative impact of a higher level of denials as a result of RAC audits as compared to the same period last year. For the year ended December 31, 2012, our RAC audits resulted in approximately $11.6 million of higher revenue reductions as compared to the prior year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	Increase	% Increase
Related key indicators:
Charity care write-offs	$112.5	3.3%	$89.4	3.0%	$23.1	25.8%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$653.9	19.3%	$565.3	18.7%	$88.6	15.7%
Net revenue days outstanding (at end of period)	54.7	N/A	52.3	N/A	2.4	4.6%

For the year ended December 31, 2012, our provision for doubtful accounts increased by $105.9 million, or 20.4%, to $624.4 million on a continuing operations basis as compared to the prior year. This increase was primarily the result of our acquisitions completed in 2012 and 2011 as well as increases in self-pay revenues during the year ended December 31, 2012. Self-pay revenues increased by $88.6 million over the prior year and represented 19.3% of revenues as compared to 18.7% in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we experienced an increase of approximately $5.6 million in our charity care write-offs during the year ended December 31, 2012, as compared to the prior year. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2012, as compared to the prior year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

In 2012, we changed our historical calculation of net revenue days outstanding in the table above to be consistent with our current period computation and presentation. Specifically, the impact of certain non-healthcare services revenues has been excluded from our calculation of revenue per day, the denominator in this computation. The recognition of certain non-healthcare services revenues does not generally result in accounts receivable from third-party payors or patients. Accordingly, we have determined that it is more appropriate to exclude these non-healthcare services revenues from our revenue per day calculation. This change had the impact of decreasing our revenue per day calculation and resulted in an overall higher computation of net revenue days outstanding as of period end. This change had no impact on our historical results of operations.

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

For the year ended December 31, 2012, our salaries and benefits expense increased to $1,554.5 million, or 13.9%, as compared to $1,364.7 million for the prior year. This increase in our salaries and benefits expense is primarily a result of our acquisitions completed in 2012 and 2011, the impact of an increasing number of employed physicians and their related support staff and the impact of compensation increases for our employees.

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

For the year ended December 31, 2012, our supplies expense increased to $524.6 million, or 11.7%, as compared to $469.5 million for the prior year and our supplies per equivalent admission increased to $1,158, or 4.8% as compared to $1,106 for the prior year. These increases were primarily a result of our acquisitions completed in 2012 and 2011.

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

For the year ended December 31, 2012, our other operating expenses increased to $799.1 million, or 17.1%, as compared to $682.4 million for the prior year. This increase in our other operating expenses for the year ended December 31, 2012 was primarily a result of our acquisitions completed in 2012 and 2011 as well as increases in our same-hospital professional fees, contract services, non-income taxes and other expenses.

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

Our other expenses increased primarily as a result of additional legal fees incurred in connection with the Rural Floor Settlement and approximately $10.1 million in legal and consulting fees related to our 2012 acquisitions. Additional increases in other expenses are the result of an increase in our estimated legal reserves related to a billing matter at one of our hospitals as well as higher and additional software maintenance expense as a result of our ongoing investments in information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2012, we recognized $32.0 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $26.7 million in Medicaid EHR incentive payments recognized in the prior year. We did not recognize any Medicare EHR incentive payments during the year ended December 31, 2011.

Depreciation and Amortization

For the year ended December 31, 2012, our depreciation and amortization expense increased by $27.3 million, or 16.5% to $193.1 million, or 5.7% of revenues, as compared to $165.8 million, or 5.5% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our acquisitions completed in 2012 and 2011 as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2012 and 2011.

Interest Expense

Our interest expense decreased by $7.1 million, or 6.6%, to $100.0 million, for the year ended December 31, 2012, as compared to $107.1 million for the prior year. This decrease was primarily a result of the maturity of our interest rate swap effective May 30, 2011. With the maturity of our interest rate swap a larger portion of our total outstanding debt became subject to floating interest rates that were lower than the previously fixed rate under the interest rate swap agreement of 5.585%. Additionally, effective July 24, 2012, we replaced our prior credit agreement with the Senior Credit Agreement. The applicable effective interest on the Senior Credit Agreement was lower than the applicable effective interest on our prior credit agreement. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Transaction Costs

In connection with the replacement of our prior credit agreement with the Senior Credit Agreement during the year ended December 31, 2012, we recorded $4.4 million of debt transaction costs.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our debt agreements will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions. We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes on or before May 15, 2014.

The following table presents summarized cash flow information for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Net cash flows provided by continuing operations	$354.1	$382.9	$401.2
Less: Purchases of property and equipment	(185.2)	(221.4)	(219.9)
Free operating cash flow	168.9	161.5	181.3
Acquisitions, net of cash acquired	(188.1)	(199.7)	(121.0)
Proceeds from borrowings	1,053.0	555.0	—
Payments of borrowings	(453.7)	(469.3)	(0.1)
Repurchases of common stock	(39.1)	(95.5)	(174.6)
Payment of debt financing costs	(20.0)	(10.0)	(0.4)
Proceeds from exercise of stock options	39.2	21.8	39.0
Other	(7.3)	(5.0)	(5.4)
Net increase (decrease) in cash and cash equivalents	$552.9	$(41.2)	$(81.2)

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

Our net cash flows provided by continuing operations for the year ended December 31, 2013 as compared to 2012 were negatively impacted by a decrease in the timing and amount of cash receipts for EHR incentive payments and certain other non-patient accounts receivables and an increase in the timing and amount of cash payments for certain obligations assumed in connection with our recent acquisitions. Additionally, our cash flows provided by continuing operations for the year ended December 31, 2012 were positively impacted by the receipt of approximately $33.0 million related to the Rural Floor Settlement. These factors were partially offset by an increase in the amount and timing of cash receipts for patient accounts receivable as well as an increase in the amount and timing of cash receipts for certain Medicare EHR incentive payments where we have demonstrated meaningful use of certified EHR technology for the applicable period but our recognition as other income has been deferred until the cost reporting period that determines the final calculation of EHR incentive payments has ended.

Our net cash flows provided by continuing operations for the year ended December 31, 2012 as compared to 2011 were negatively impacted by increases in the amount and timing of cash payments made for income taxes and self-insurance claims as well as an increase in our insured accounts receivable and outstanding accounts receivable for certain of our recent acquisitions. These decreases were partially offset by an increase as a result of the receipt of approximately $33.0 million related to the Rural Floor Settlement during the year ended December 31, 2012.

Capital Expenditures

During 2013, we continued to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	2013	2012	2011
Capital projects	$79.9	$77.2	$80.4
Routine	48.4	43.6	57.0
Information systems	56.9	100.6	82.5
	185.2	221.4	219.9
Depreciation expense	222.9	187.1	162.2
Ratio of capital expenditures to depreciation expense	83%	118%	136%

We have a formal and intensive review procedure for the authorization of capital expenditures that exceed an established threshold. One of the most important financial measures of acceptability for a discretionary capital project is whether its projected discounted cash flow return on investment exceeds our projected cost of capital for that project. We expect to continue to invest in information systems, modern technologies, emergency room and operating room expansions, the construction of medical office buildings for physician expansion and the reconfiguration of the flow of patient care. Additionally, we may from time to time replace existing hospital buildings with new buildings as we evaluate ongoing repair and maintenance costs and other factors that impact the future operations of the existing buildings.

During 2013, we spent less on information systems as compared to 2012 and 2011 as a result of our completion of a number of initiatives and our compliance with certain requirements of the HITECH Act. We expect to spend significantly more on total capital expenditures in 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions as well as additional investments to modernize and expand the service-lines provided by our facilities. While we expect the total level of spending for capital expenditures to be greater in 2014 as compared to 2013, we anticipate our spending for information systems to be consistent with 2013.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during 2013 is as follows (in millions):

	December 31, 2012	Proceeds from Borrowings	Payments of Borrowings	Other	Amortization of Debt Discounts	December 31, 2013
Senior Credit Agreement:
Term Facility	$444.4	$—	$(11.3)	$—	$—	$433.1
Incremental Term Loans	—	325.0	(102.4)	—	—	222.6
Revolving Facility	85.0	30.0	(115.0)	—	—	—
6.625% Senior Notes	400.0	—	—	—	—	400.0
5.5% Senior Notes	—	700.0	—	—	—	700.0
3½% Notes	575.0	—	—	—	—	575.0
3¼% Debentures	225.0	—	(225.0)	—	—	—
Unamortized debt discounts	(29.5)	(2.0)	—	0.6	21.4	(9.5)
Capital and financing leases	9.9	—	(2.3)	48.0	—	55.6
	$1,709.8	$1,053.0	$(456.0)	$48.6	$21.4	$2,376.8

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013	December 31, 2012	Increase (Decrease)
Current portion of long-term debt	$583.0	$13.3	$569.7
Long-term debt	1,793.8	1,696.5	97.3
Unamortized discounts on debt instruments	9.5	29.5	(20.0)
Total debt, excluding unamortized debt discounts	2,386.3	1,739.3	647.0
Total LifePoint Hospitals, Inc. stockholders’ equity	2,210.1	2,050.5	159.6
Total capitalization, excluding noncontrolling interests	$4,596.4	$3,789.8	$806.6
Total debt to total capitalization	51.9%	45.9%	600 bps
Percentage of:
Fixed rate debt, excluding unamortized debt discounts	72.5%	69.6%
Variable rate debt	27.5	30.4
	100.0%	100.0%
Percentage of:
Senior debt	75.9%	54.0%
Subordinated debt, excluding unamortized debt discounts	24.1	46.0
	100.0%	100.0%

Liquidity and Capital Resources Outlook

During 2013, we spent less on information systems as compared to 2012 and 2011 as a result of our completion of a number of initiatives and our compliance with certain requirements of the HITECH Act. We expect to spend significantly more on total capital expenditures in 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions as well as additional investments to modernize and expand the service-lines provided by our facilities. While we expect the total level of spending for capital expenditures to be greater in 2014 as compared to 2013, we anticipate our spending for information systems to be consistent with 2013. At December 31, 2013, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $59.5 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

The following table summarizes our significant contractual obligations as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2014	2015 – 2016	2017 – 2018	After 2018
Long-term debt obligations(a)	$2,888.8	$680.4	$206.4	$733.5	$1,268.5
Capital and financing lease obligations(b)	91.5	6.2	13.7	11.9	59.7
Operating lease obligations(c)	70.2	18.8	22.7	10.6	18.1
Other long-term liabilities(d)	176.3	34.5	66.7	42.2	32.9
Purchase obligations(e)	2,135.0	330.5	503.2	385.4	915.9
Total	$5,361.8	$1,070.4	$812.7	$1,183.6	$2,295.1

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized debt discounts and related non-cash amortization. These obligations are explained further in Note 4 to our consolidated financial statements included elsewhere in this report. We used the 1.92% and 2.67% effective interest rates at December 31, 2013 for our $433.1 million outstanding senior secured term loan facility (the “Term Facility”) and $222.6 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments.
(b)	Included in capital and financing lease obligations are the future cash payments, including interest, due under our capital and financing lease agreements. These obligations are explained further in Note 10 to our consolidated financial statements included elsewhere in this report.
(c)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 10 to our consolidated financial statements included elsewhere in this report.
(d)	Included in other long-term liabilities are the current and long-term portions of our reserves for self-insurance claims of $28.2 million and $139.8 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims. Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plans sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.

(e)	The following table summarizes our significant purchase obligations as of December 31, 2013 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2014	2015 – 2016	2017 – 2018	After 2018
HCA-IT Services(f)	$119.8	$28.4	$59.9	$31.5	$—
Capital expenditure obligations(g)	1,038.8	82.5	166.0	130.9	659.4
Physician commitments(h)	35.3	15.4	7.7	4.7	7.5
GEMS obligations(i)	162.1	32.4	64.8	64.9	—
Shared centralized resource model agreements(j)	546.5	60.5	125.1	123.4	237.5
Other purchase obligations(k)	232.5	111.3	79.7	30.0	11.5
Total	$2,135.0	$330.5	$503.2	$385.4	$915.9
(f)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that expires on December 31, 2017, excluding a four-year wind-down period. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase that is capped by the consumer price index increase. We used a 3.5% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals and use HCA-IT for information system conversion services at the acquired hospitals of if we exercise our renewal option during the four-year wind-down period.
(g)	We are subject to annual capital expenditure commitments in connection with several of our facilities including our recent acquisitions. Additionally, we had projects under construction with an estimated additional cost to complete and equip of approximately $59.5 million as of December 31, 2013. However, because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.
(h)	We are subject to annual physician recruiting activities, including the continuation of existing or initiation of new activities with several of our facilities including our recent acquisitions. Additionally, in consideration for a physician relocating to one of the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective community, we may advance certain amounts of money to that physician, normally over a period of one year, to assist in establishing the physician’s practice. Our liability balance for contract-based physician minimum revenue guarantees was $11.5 million at December 31, 2013 and depends upon the cash collections of a physician’s private practice during the guarantee period.
(i)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2018.
(j)	We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from five to nine years.
(k)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2013. In connection with the ongoing implementation of our initiatives to comply with EHR, we have made substantial commitments to purchase goods and services to facilitate our conversions of the clinical and patient accounting information system applications at our hospitals.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $20.8 million as of December 31, 2013, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-2, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”). ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. During the years ended December 31, 2013 and 2012, there were no reclassifications out of accumulated other comprehensive income into net income. During the year ended December 31, 2011, we reclassified $1.1 million in previously recognized and cumulative ineffective losses to income as a component of interest expense in connection with the maturity of our interest rate swap agreement. Our interest rate swap agreement matured on May 30, 2011 and is more fully discussed in Note 4 to our consolidated financial statements included elsewhere in this report.

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

Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and with our independent registered public accounting firm, and they both have reviewed our disclosure relating to our critical accounting estimates. Our critical accounting estimates include the following areas:

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

Approximately 97.7%, 97.6%, and 97.1% of our revenues during the years ended December 31, 2013, 2012, and 2011, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2013	2012	2011
Medicare	32.6%	34.5%	35.0%
Medicaid	14.1	14.6	14.3
HMO’s, PPO’s and other private insurers	51.0	48.5	47.8

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $5.6 million, $7.0 million, and $13.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2013 were changed by 1%, our after-tax income from continuing operations would change by approximately $20.5 million, or diluted earnings per share of $0.43. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts. Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2013 and 2012 was $741.2 million and $558.4 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2013, 2012, and 2011, was $750.4 million, $624.4 million, and $518.5 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2013
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$500.6	83.6%	$249.8	27.1%	$750.4	49.3%
91 to 150 days	52.5	8.8	155.7	16.9	208.2	13.7
151 to 360 days	34.7	5.8	354.2	38.4	388.9	25.6
Over 361	10.9	1.8	163.2	17.6	174.1	11.4
	$598.7	100.0%	$922.9	100.0%	$1,521.6	100.0%

	December 31, 2012
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$603.7	83.0%	$212.6	30.4%	$816.3	57.2%
91 to 150 days	64.0	8.8	124.0	17.7	188.0	13.2
151 to 360 days	50.9	7.0	272.5	38.9	323.4	22.7
Over 361	8.4	1.2	90.7	13.0	99.1	6.9
	$727.0	100.0%	$699.8	100.0%	$1,426.8	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2013, our after-tax income from continuing operations would change by approximately $7.1 million, or diluted earnings per share of $0.15, and our net accounts receivable would change by $3.1 million at December 31, 2013. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2013 and 2012 was $1,651.0 million and $1,611.8 million, respectively. Please refer to Note 3 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2013, 2012 and 2011, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. Our self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2013. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

Additionally, as of December 31, 2013, our self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.55%, 1.80%, and 2.50% at December 31, 2013, 2012, and 2011, respectively. As a result of the decreases in our applied discount rate, our self-insurance claims expense increased by approximately $1.4 million, $2.9 million, and $2.5 million, which decreased our net income by approximately $0.9 million, $1.8 million and $1.6 million and decreased our diluted earnings per share by $0.02, $0.04, and $0.03 during the years ended December 31, 2013, 2012 and 2011, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2013 and 2012 (in millions):

	December 31, 2013	December 31, 2012
Undiscounted	$176.5	$166.7
Discounted (as reported)	$168.0	$160.2

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Reserve at the beginning of the period	$160.2	$159.9	$139.2
Increase for the provision of current year claims, including discontinued operations	51.3	45.0	45.7
Decrease for the provision of prior year claims, including discontinued operations	(12.9)	(9.1)	(6.2)
Payments related to current year claims	(4.3)	(4.3)	(3.5)
Payments related to prior year claims	(32.3)	(33.6)	(20.3)
Provision for the change in discount rate	1.4	2.9	2.5
Professional liability claims assumed as a result of acquisition	2.4	—	—
Noncash change in reserve for claims in excess of self-insured retention levels	2.2	(0.6)	2.5
Reserve at the end of the period	$168.0	$160.2	$159.9

As of December 31, 2013 and 2012, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2013 reserve:
As reported	$168.0
With 70% Confidence Level	$181.3
With 80% Confidence Level	$191.6
With 90% Confidence Level	$219.9
December 31, 2012 reserve:
As reported	$160.2
With 70% Confidence Level	$169.0
With 80% Confidence Level	$178.6
With 90% Confidence Level	$200.8

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annually completed actuarial calculations decreased our self-insured claims expense by $12.9 million, $9.1 million and $6.2 million, which increased our net income by approximately $7.9 million, $5.8 million and $3.9 million, or $0.17, $0.12 and $0.08 per diluted share, during the years ended December 31, 2013, 2012 and 2011, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units, performance shares and deferred stock units) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value. Our stock-based compensation expense was $25.4 million, $27.4 million, and $24.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	30.8%	36.0%	36.0%
Risk-free interest rate, minimum	0.02	0.03	0.01
Risk-free interest rate, maximum	2.90	1.97	3.58
Expected dividends	—	—	—
Average expected term (years)	5.3	5.3	5.4
Fair value per share of stock options granted	$11.98	$12.18	$11.73

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2013 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.1 million, or less than $0.01 per diluted share.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $330.1 million and $283.5 million as of December 31, 2013 and 2012, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $66.8 million and $61.4 million as of December 31, 2013 and 2012, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $18.6 million as of December 31, 2013, excluding the impact of valuation allowances. Historically, we have produced federal taxable income, and as such, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, during the year ended December 31, 2013, we established a $6.0 million federal valuation allowance against our deferred tax assets related to federal net operating losses generated by our Michigan physician practices operations for which we do not believe we will be able to offset against future operational income. Our physician practices in Michigan are owned and operated through joint ventures and, as a result, file separate federal corporate income tax returns. In addition, we have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the state valuation allowance of $60.4 million at December 31, 2013.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2013, we would incur approximately $11.5 million of additional tax payments for 2013 plus interest and penalties, if applicable.

Segment Reporting

We have three operating groups as of December 31, 2013. We realign these operating groups frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these three operating groups as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

In accordance with ASC 350-10, we determined that our three operating groups and related acute care hospitals comprise one reporting unit because of their similar economic characteristics in each of the following areas:

•	the way we manage our operations and extent to which our acquired facilities are integrated into our existing operations as a single reporting unit;
•	our goodwill is recoverable from the collective operations of our three operating groups and related acute care hospitals and not individually from one single operating group or hospital;
•	our operating groups are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and
•	because of the collective size of our three operating groups, each group and acute care hospital benefits from its participation in a group purchasing organization.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2013, we had outstanding debt, excluding $9.5 million of unamortized debt discounts, of $2,386.3 million, 27.5%, or $655.7 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility, the Incremental Term Loans and the Revolving Facility under the Senior Credit Agreement, the 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), the 5.5% Senior Notes, the 3½% Notes and the 3¼% Debentures as of December 31, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Term Facility	$433.1	$444.4	$434.2	$437.7
Incremental Term Loans, excluding unamortized discount	$222.6	$—	$224.2	$—
Revolving Facility	$—	$85.0	$—	$83.7
6.625% Senior Notes	$400.0	$400.0	$425.0	$431.0
5.5% Senior Notes	$700.0	$—	$703.5	$—
3½% Notes, excluding unamortized discount	$575.0	$575.0	$622.4	$592.3
3¼% Debentures, excluding unamortized discount	$—	$225.0	$—	$225.0

The fair values of the Term Facility, the Incremental Term Loans, the Revolving Facility, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2013. As a result, the interest rate market risk implicit in these investments at December 31, 2013, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2014 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Election of Directors — Director Nomination Process” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Ownership of Equity Securities of the Company” and “Executive Compensation — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Information concerning our equity compensation plans is included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Independence and Related Person Transactions” and “Corporate Governance — Board Meetings and Committees” included in our proxy statement relating to our 2014 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(3) Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.4	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.5	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.6	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.7	—	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).

Exhibit Number		Description of Exhibits
4.8	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.9	—	Registration Rights Agreement, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA – Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.19	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.20	—	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013, File No. 000-51251).
10.21	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.28	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.29	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-51251).*
10.30	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.31	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.32	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.33	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.34	—	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

* —	Management Compensation Plan or Arrangement
** —	Furnished electronically herewith

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

The Company assessed its internal control system as of December 31, 2013 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on its assessment, the Company has determined that, as of December 31, 2013, its system of internal control over financial reporting was effective.

The Company acquired four hospitals during the year ended December 31, 2013 with one acquisition effective on January 1, 2013, one acquisition effective on November 1, 2013 and two acquisitions effective on December 1, 2013. The Company excluded the three hospitals acquired with effective dates of November 1, 2013 and December 1, 2013 from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. For the year end December 31, 2013, these hospitals contributed approximately $37.8 million, or 1.0%, of the Company’s total revenues and, as of December 31, 2013, accounted for approximately $237.9 million or 4.3%, of its total assets.

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

/s/ William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors	/s/ Leif M. Murphy Executive Vice President and Chief Financial Officer

Brentwood, Tennessee
February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fauquier Health, Portage Health and Bell Hospital, which are included in the 2013 consolidated financial statements of LifePoint Hospitals, Inc. and constituted $237.9 million and $2.5 million of total and net assets, respectively, as of December 31, 2013 and $37.8 million and $1.9 million of revenues and net income attributable to LifePoint Hospitals, Inc., respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fauquier Health, Portage Health and Bell Hospital.

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of LifePoint Hospitals, Inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 14, 2014

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(In millions, except per share amounts)

	2013	2012	2011
Revenues before provision for doubtful accounts	$4,428.7	$4,016.2	$3,544.6
Provision for doubtful accounts	750.4	624.4	518.5
Revenues	3,678.3	3,391.8	3,026.1
Salaries and benefits	1,727.4	1,554.5	1,364.7
Supplies	577.1	524.6	469.5
Other operating expenses	900.9	799.1	682.4
Other income	(64.1)	(32.0)	(26.7)
Depreciation and amortization	228.2	193.1	165.8
Interest expense, net	97.0	100.0	107.1
Gain on settlement of pre-acquisition contingent obligation	(5.6)	—	—
Debt transaction costs	5.9	4.4	—
Impairment charges	—	4.0	—
	3,466.8	3,147.7	2,762.8
Income from continuing operations before income taxes	211.5	244.1	263.3
Provision for income taxes	79.3	88.5	97.8
Income from continuing operations	132.2	155.6	165.5
Income from discontinued operations, net of income taxes	0.4	—	0.2
Net income	132.6	155.6	165.7
Less: Net income attributable to noncontrolling interests	(4.4)	(3.7)	(2.8)
Net income attributable to LifePoint Hospitals, Inc.	$128.2	$151.9	$162.9
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.76	$3.22	$3.30
Discontinued operations	0.01	—	—
Net income	$2.77	$3.22	$3.30
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.68	$3.14	$3.22
Discontinued operations	0.01	—	—
Net income	$2.69	$3.14	$3.22
Weighted average shares and dilutive securities outstanding:
Basic	46.3	47.2	49.3
Diluted	47.6	48.4	50.5
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$127.8	$151.9	$162.7
Income from discontinued operations, net of income taxes	0.4	—	0.2
Net income	$128.2	$151.9	$162.9

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income	$132.6	$155.6	$165.7
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation, net of provision for income taxes of $1.9 for the year ended December 31, 2013	3.2	0.2	—
Unrealized gains on changes in fair value of interest rate swap, net of provision for income taxes of $2.8 for the year ended December 31, 2011	—	—	4.0
Other comprehensive income	3.2	0.2	4.0
Comprehensive income	135.8	155.8	169.7
Less: Net income attributable to noncontrolling interests	(4.4)	(3.7)	(2.8)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$131.4	$152.1	$166.9

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in millions, except per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$637.9	$85.0
Accounts receivable, less allowances for doubtful accounts of $741.2 and $558.4 at December 31, 2013 and 2012, respectively	595.7	518.8
Inventories	102.0	97.0
Prepaid expenses	38.0	31.8
Deferred tax assets	147.7	142.5
Other current assets	72.9	50.2
	1,594.2	925.3
Property and equipment:
Land	112.3	101.9
Buildings and improvements	2,019.6	1,815.2
Equipment	1,469.9	1,289.7
Construction in progress (estimated costs to complete and equip after December 31, 2013 is $59.5)	58.7	81.0
	3,660.5	3,287.8
Accumulated depreciation	(1,463.3)	(1,256.9)
	2,197.2	2,030.9
Deferred loan costs, net	31.1	21.9
Intangible assets, net	72.6	84.5
Other	40.7	47.8
Goodwill	1,651.0	1,611.8
Total assets	$5,586.8	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135.9	$117.4
Accrued salaries	139.6	128.2
Other current liabilities	197.2	186.0
Current maturities of long-term debt	583.0	13.3
	1,055.7	444.9
Long-term debt	1,793.8	1,696.5
Deferred income tax liabilities	233.1	249.2
Long-term portion of reserves for self-insurance claims	139.8	133.0
Other long-term liabilities	55.4	79.2
Long-term income tax liability	16.6	16.9
Total liabilities	3,294.4	2,619.7
Redeemable noncontrolling interests	59.8	29.4
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,548,140 and 64,472,700 shares issued at December 31, 2013 and 2012, respectively	0.7	0.6
Capital in excess of par value	1,470.7	1,403.5
Accumulated other comprehensive income	3.4	0.2
Retained earnings	1,347.0	1,218.8
Common stock in treasury, at cost, 18,404,586 and 17,544,668 shares at December 31, 2013 and 2012, respectively	(611.7)	(572.6)
Total LifePoint Hospitals, Inc. stockholders' equity	2,210.1	2,050.5
Noncontrolling interests	22.5	22.6
Total equity	2,232.6	2,073.1
Total liabilities and equity	$5,586.8	$4,722.2

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$132.6	$155.6	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.4)	—	(0.2)
Stock-based compensation	25.4	27.4	24.0
Depreciation and amortization	228.2	193.1	165.8
Amortization of physician minimum revenue guarantees	17.2	19.6	19.8
Amortization of debt discounts and deferred loan costs	26.9	31.4	30.2
Gain on settlement of pre-acquisition contingent obligation	(5.6)	—	—
Debt transaction costs	5.9	4.4	—
Impairment charges	—	4.0	—
Deferred income taxes (benefit)	(20.4)	(24.2)	23.1
Reserve for self-insurance claims, net of payments	3.3	1.6	18.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(27.0)	(43.3)	(29.5)
Inventories and other current assets	(17.1)	(9.7)	(20.1)
Accounts payable and accrued expenses	(16.3)	19.5	2.9
Income taxes payable/receivable	1.8	2.3	3.9
Other	(0.4)	1.2	(2.4)
Net cash provided by operating activities — continuing operations	354.1	382.9	401.2
Net cash (used in) provided by operating activities — discontinued operations	(0.1)	(0.7)	0.3
Net cash provided by operating activities	354.0	382.2	401.5
Cash flows from investing activities:
Purchases of property and equipment	(185.2)	(221.4)	(219.9)
Acquisitions, net of cash acquired	(188.1)	(199.7)	(121.0)
Other	1.0	(1.0)	(1.2)
Net cash used in investing activities	(372.3)	(422.1)	(342.1)
Cash flows from financing activities:
Proceeds from borrowings	1,053.0	555.0	—
Payments of borrowings	(453.7)	(469.3)	(0.1)
Repurchases of common stock	(39.1)	(95.5)	(174.6)
Payment of debt financing costs	(20.0)	(10.0)	(0.4)
Proceeds from exercise of stock options	39.2	21.8	39.0
Other	(8.2)	(3.3)	(4.5)
Net cash provided by (used in) financing activities	571.2	(1.3)	(140.6)
Change in cash and cash equivalents	552.9	(41.2)	(81.2)
Cash and cash equivalents at beginning of period	85.0	126.2	207.4
Cash and cash equivalents at end of period	$637.9	$85.0	$126.2
Supplemental disclosure of cash flow information:
Interest payments	$68.6	$70.0	$79.2
Capitalized interest	$1.4	$2.3	$2.0
Income tax payments, net	$98.2	$110.5	$71.0

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 1, 2011	51.5	$0.6	$1,289.4	$(4.0)	$904.0	$(302.5)	$3.8	$1,891.3
Net income	—	—	—	—	162.9	—	2.8	165.7
Other comprehensive income	—	—	—	4.0	—	—	—	4.0
Exercise of stock options and tax benefits of stock-based awards	1.3	—	43.5	—	—	—	—	43.5
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.4	—	24.0	—	—	—	—	24.0
Repurchases of common stock, at cost	(4.9)	—	—	—	—	(174.6)	—	(174.6)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(3.7)	—	—	—	10.0	6.3
Cash proceeds from (distributions to) noncontrolling interests	—	—	0.4	—	—	—	(2.2)	(1.8)
Balance at December 31, 2011	48.3	0.6	1,354.8	—	1,066.9	(477.1)	14.4	1,959.6
Net income	—	—	—	—	151.9	—	3.7	155.6
Other comprehensive income	—	—	—	0.2	—	—	—	0.2
Exercise of stock options and tax benefits of stock-based awards	0.7	—	25.3	—	—	—	—	25.3
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.5	—	27.4	—	—	—	—	27.4
Repurchases of common stock, at cost	(2.6)	—	—	—	—	(95.5)	—	(95.5)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(5.2)	—	—	—	8.3	3.1
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Balance at December 31, 2012	46.9	0.6	1,403.5	0.2	1,218.8	(572.6)	22.6	2,073.1
Net income	—	—	—	—	128.2	—	4.4	132.6
Other comprehensive income	—	—	—	3.2	—	—	—	3.2
Exercise of stock options and tax benefits of stock-based awards	1.1	0.1	42.2	—	—	—	—	42.3
Stock activity in connection with employee stock purchase plan	—	—	(0.4)	—	—	—	—	(0.4)
Stock-based compensation	—	—	25.4	—	—	—	—	25.4
Repurchases of common stock, at cost	(0.9)	—	—	—	—	(39.1)	—	(39.1)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	—	—	—	—	1.0	1.0
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)	(5.5)
Balance at December 31, 2013	47.1	$0.7	$1,470.7	$3.4	$1,347.0	$(611.7)	$22.5	$2,232.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At December 31, 2013, on a consolidated basis, the Company operated 60 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

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

In connection with certain acquisitions the Company has entered into agreements to provide management and administrative support for the operations of four hospitals. The Company has concluded that these hospitals qualify as variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810-10 “Consolidations” and, due to its economic interest in these hospitals combined with its agreements to provide management and administrative support, it is the primary beneficiary. Accordingly, the Company has consolidated the operations of these four hospitals.

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

Discontinued Operations

In accordance with the provisions of ASC 360-10, “Property, Plant and Equipment”, (“ASC 360-10”), the Company has presented the operating results and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $182.1 million, $173.6 million and $136.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the Company’s hospital support center overhead costs are depreciation and amortization expenses related primarily to the Company’s information systems platforms of $27.0 million, $16.2 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, included in the Company’s hospital support center overhead costs are transactional expenses

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

related to the Company’s recent acquisitions, including legal and consulting fees, which were $6.0 million, $10.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 2 for a further discussion of the Company’s recent acquisition activity.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”), senior secured incremental term loans (the “Incremental Term Loans”) and senior secured revolving credit facility (the “Revolving Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) and 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”) as of December 31, 2013 and December 31, 2012 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Term Facility	$433.1	$444.4	$434.2	$437.7
Incremental Term Loans, excluding unamortized discount	$222.6	$—	$224.2	$—
Revolving Facility	$—	$85.0	$—	$83.7
6.625% Senior Notes	$400.0	$400.0	$425.0	$431.0
5.5% Senior Notes	$700.0	$—	$703.5	$—
3½% Notes, excluding unamortized discount	$575.0	$575.0	$622.4	$592.3
3¼% Debentures, excluding unamortized discount	$—	$225.0	$—	$225.0

The fair values of the Term Facility, the Incremental Term Loans, the Revolving Facility, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes and the 3¼% Debentures were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013		2012		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,199.5	32.6%	$1,170.3	34.5%	$1,061.3	35.0%
Medicaid	517.0	14.1	494.6	14.6	432.1	14.3
HMOs, PPOs and other private insurers	1,876.1	51.0	1,645.5	48.5	1,446.6	47.8
Self-pay	766.5	20.8	653.9	19.3	565.3	18.7
Other	69.6	1.9	51.9	1.5	39.3	1.3
Revenues before provision for doubtful accounts	4,428.7	120.4	4,016.2	118.4	3,544.6	117.1
Provision for doubtful accounts	(750.4)	(20.4)	(624.4)	(18.4)	(518.5)	(17.1)
Revenues	$3,678.3	100.0%	$3,391.8	100.0%	$3,026.1	100.0%

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $5.6 million, $7.0 million and $13.1 million, increases to net income of approximately $3.5 million, $4.4 million and $8.4 million, and increases to diluted earnings per share of approximately $0.07, $0.09 and $0.17 for the years ended December 31, 2013, 2012 and 2011, respectively. The net cost

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

report settlements due from the Company included as a current liability under the caption “Other current liabilities” in the accompanying consolidated balance sheets, were approximately $13.3 million and $7.2 million at December 31, 2013 and 2012, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2013, 2012 and 2011, the Company estimates that its costs of care provided under its charity care programs approximated $35.2 million, $30.9 million and $25.0 million, respectively. The Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

The Company’s management estimates its costs of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. The Company’s gross charity care charges include only services provided to patients who are unable to pay and qualify under the Company’s local charity care policies. To the extent the Company receives reimbursement through the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients’ charges in its cost of care provided under its charity care program. During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenues of approximately $16.3 million, $34.0 million and $39.5 million, respectively, under one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”). Included in the amount recognized in revenues during the year ended December 31, 2013 is an adjustment of $12.0 million, related to revenue previously recognized during the year ended December 31, 2012, as a result of changes in the amounts available for reimbursement under the New Mexico SCPP. As a result, the Company’s net income for the year ended December 31, 2013 decreased by $7.4 million, or $0.16 per diluted share.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

revenue trends by payor classification and revenue days in accounts receivable. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Recognized as a Reduction to Revenues		Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2013	$558.4	$750.4		$(567.6)	$741.2
Year ended December 31, 2012	$537.4	$624.4		$(603.4)	$558.4
Year ended December 31, 2011	$459.8	$517.7	(a)	$(440.1)	$537.4

(a)	Additions recognized as a reduction to revenues include amounts related to the Company’s continuing and discontinued operations in the Company’s accompanying consolidated financial statements.

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 55.4% and 51.8% as of December 31, 2013 and 2012, respectively. The increase in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, as of December 31, 2013 as compared to December 31, 2012 is primarily the result of a timing difference in the recognition of additional allowances for doubtful accounts and the write-off of aged and fully reserved accounts receivable during the year ended December 31, 2013. Additionally, as of December 31, 2013 and 2012, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 85.7% and 85.0%, respectively.

Concentration of Revenues

During the years ended December 31, 2013, 2012 and 2011, approximately 46.7%, 49.1% and 49.3%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2013, 2012 and 2011:

	Hospital Campuses in State as of December 31, 2013	Revenue Concentration by State
		2013		2012		2011
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Kentucky	9	$520.9	14.2%	$510.9	15.1%	$501.5	16.6%
Virginia	6	469.2	12.8	413.6	12.2	369.0	12.2
Tennessee	10	394.9	10.7	375.3	11.1	345.1	11.4
Michigan	3	345.4	9.4	103.9	3.1	—	—
New Mexico	2	256.5	7.0	299.6	8.8	291.3	9.6
West Virginia	2	245.9	6.7	266.2	7.8	252.1	8.3
Arizona	2	214.7	5.8	204.4	6.0	199.1	6.6
Louisiana	5	192.8	5.2	206.1	6.1	195.4	6.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Other Income

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physician practices that demonstrate meaningful use of certified EHR technology. These provisions of ARRA, collectively referred to as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology.

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by CMS. EHR incentive payments are subject to audit and potential recoupment if it is determined that the Company’s hospitals did not meet the applicable meaningful use standards required in connection with such incentive payments. Furthermore, EHR incentive payments are subject to retrospective adjustment because the cost report data upon which the payments are based are further subject to audit.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $64.1 million, $32.0 million and $26.7 million in EHR incentive payments, respectively, in accordance with the HITECH Act under the Medicare and Medicaid programs, collectively. These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $25.4 million and $18.5 million as of December 31, 2013 and 2012, respectively, and are included in the accompanying consolidated balance sheets under the caption “Other current assets”. Amounts received prior to the balance sheet date for which the Company has demonstrated meaningful use of certified EHR technology for the applicable period but its recognition as other income has been deferred until the cost reporting period that determines the final calculation of EHR incentive payments has ended totaled approximately $25.6 million and $12.6 million as of December 31, 2013 and 2012, respectively, and are included in the accompanying consolidated balance sheet under the caption “Other current liabilities”.

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
December 31, 2013

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

Depreciation is calculated by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital and financing leases are generally amortized using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Capitalized internal-use software costs are amortized over their expected useful life, which is generally four years. Useful lives are as follows:

Years
Buildings and improvements (including those under capital and financing leases)	10 – 40
Equipment	3 – 10
Equipment under capital leases	3 – 5

Depreciation expense was $222.9 million, $187.1 million and $162.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to assets under capital and financing leases and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2013, the majority of the Company’s assets under capital and financing leases are primarily comprised of prepaid capital leases. The Company’s assets under capital and financing leases are set forth in the following table at December 31, 2013 and 2012 (in millions):

	2013	2012
Buildings and improvements	$281.0	$228.6
Equipment	37.7	36.6
	318.7	265.2
Accumulated amortization	(96.9)	(85.5)
	$221.8	$179.7

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments as well as for amendments to its existing debt instruments. These expenditures include bank fees and premiums as well as attorney’s and filing fees. The Company amortizes these deferred loan costs over the life of the respective debt instrument using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2013, 2012 and 2011, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

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

Point of Life Indemnity, Ltd.

The Company operates, with approval from the Cayman Islands Monetary Authority, a captive insurance company under the name Point of Life Indemnity, Ltd. Through this wholly-owned subsidiary of the Company, the captive insurance company issues malpractice insurance policies to certain of the Company’s employed physicians in addition to providing property insurance deductible reimbursement for some types of property losses and workers’ compensation deductible coverage. Fees charged to these employed physicians are eliminated in consolidation. Reserves for the Company’s estimate of the related outstanding claims, including incurred but not reported losses, are actuarially determined and are included as a component of the Company’s reserves for professional liability self-insurance claims, as further discussed in this note.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2013. Additionally, the Company’s self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state. The Company’s self-insured retention levels are evaluated annually as a part of its insurance program's renewal process.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $44.3 million, $42.8 million and $45.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.55%, 1.80% and 2.50% at December 31, 2013, 2012, and 2011, respectively. As a result of the decreases in the applied discount rate during the years ended December 31, 2013, 2012, and 2011, the Company’s self-insurance claims expense increased by approximately $1.4 million, $2.9 million and $2.5 million, which decreased the Company’s net income by approximately $0.9 million, $1.8 million and $1.6 million, or $0.02, $0.04 and $0.03 per diluted share, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

Professional and general liability claims are typically resolved over an extended period of time, often as long as five years or more, while workers’ compensation claims are typically resolved in one to two years. Accordingly, the Company’s reserves for self-insured claims, comprised of estimated indemnity and expense payments related to reported events and incurred but not reported events as of the end of the period, include both a current and long-term component. The current portion of the Company’s reserves for self-insured claims is included under the caption “Other current liabilities” and the long-term portion is included under the caption “Long-term portion of reserves for self-insurance claims” in the accompanying consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2013 and 2012 (in millions):

	2013	2012
Current portion	$28.2	$27.2
Long-term portion	139.8	133.0
	$168.0	$160.2

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semi-annual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2013, 2012 and 2011, the Company’s related self-insured claims expense decreased by $12.9 million, $9.1 million and $6.2 million, which increased net income by approximately $7.9 million, $5.8 million and $3.9 million, or $0.17, $0.12 and $0.08 per diluted share, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $18.9 million and $20.9 million at December 31, 2013 and 2012, respectively, and are included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The Company’s accompanying consolidated financial statements include all assets, liabilities, revenues and expenses at their consolidated amounts, which include the amounts attributable to the Company and the noncontrolling interest. The Company recognizes as a separate component of equity and earnings on the portion of income or loss attributable to noncontrolling interests based on the portion of the entity not owned by the Company.

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2013 and 2012 (in millions):

Balance at January 1, 2012	$14.4
Net income attributable to noncontrolling interests	3.7
Acquisition of Twin County	4.3
Acquisition of Marquette General	4.0
Distributions	(3.8)
Balance at December 31, 2012	22.6
Net income attributable to noncontrolling interests	4.4
Acquisition of Scott Memorial	1.0
Distributions	(5.5)
Balance at December 31, 2013	$22.5

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption of these interests features would require the delivery of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

cash. Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”. Changes in the fair value of the Company’s redeemable noncontrolling interests are recognized as adjustments to consolidated stockholders’ equity.

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2013 and 2012 (in millions):

Balance at January 1, 2012	$26.2
Acquisition of ancillary service-line	0.4
Sales	1.6
Noncash adjustments to redemption amounts	1.2
Balance at December 31, 2012	29.4
Acquisition of Fauquier	22.0
Acquisition of Portage	7.9
Noncash adjustment to redemption amounts	0.5
Balance at December 31, 2013	$59.8

Redemption features related to the Company’s redeemable noncontrolling interests, if exercised, would require the Company to deliver cash in the following amounts for the years indicated (in millions):

2014	$37.8
2015	—
2016	22.0
$59.8

Segment Reporting

The Company has three operating groups as of December 31, 2013. The Company realigns these operating groups frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these three operating groups as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10.

In accordance with ASC 350-10, the Company has determined that its three operating groups and related acute care hospitals comprise one reporting unit because of their similar economic characteristics in each of the following areas:

•	the way the Company manages its operations and extent to which its acquired facilities are integrated into its existing operations as a single reporting unit;
•	the Company’s goodwill is recoverable from the collective operations of its three operating groups and related acute care hospitals and not individually from one single operating group or hospital;
•	its operating groups are frequently realigned based upon changing circumstances, including acquisition and divestiture activity; and
•	because of the collective size of its three operating groups, each group and acute care hospital benefits from its participation in a group purchasing organization.

Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as further described in Note 8. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

“Compensation — Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value of each stock-based award.

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years. The Company recognizes compensation expense for these awards over their requisite service period. For the years ended December 31, 2013, 2012 and 2011, expense related to the Company’s deferred cash awards was approximately $7.0 million, $5.6 million and $3.2 million, respectively. As of December 31, 2013, there was $9.1 million of total estimated unrecognized compensation costs related to deferred cash awards arrangements. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Defined Contribution Plans

The Company maintains a defined contribution retirement plan that covers a majority of the Company’s employees. In addition, the Company established two additional defined contribution plans in connection with certain acquisitions that were completed in 2013 and 2012 to provide benefits to certain employees at facilities acquired in such acquisitions. The Company’s expense related to its defined contribution plans was $11.1 million, $8.7 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Pension Plans

In connection with its acquisition of Marquette General Health System (“Marquette General”), a 315 bed hospital system located in Marquette, Michigan effective September 1, 2012, through Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health Systems, Inc., the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement. The Company has established a separate defined benefit pension plan (the “Marquette Pension Plan”), to facilitate its administration of the assumed portion of the seller’s defined benefit pension plan. In addition, in connection with its acquisition of Bell Hospital (“Bell”), a 25 bed critical access hospital located in Ishpeming, Michigan, effective December 1, 2013, the Company assumed sponsorship of Bell’s defined benefit pension plan, which provides benefits to certain non-union employees (the “Bell Pension Plan” and, collectively with the Marquette Pension Plan, the “Pension Plans”).

The Company accounts for its Pension Plans in accordance with ASC 715-30 “Compensation — Defined Benefit Plans”, (“ASC 715-30”). In accordance with ASC 715-30, the Company recognizes the unfunded liability of its Pension Plans in the Company’s consolidated balance sheet and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss). The measurement date of the Pension Plans’ assets and liabilities coincides with the Company’s year-end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases, when applicable, expected long-term returns on plan assets and consider expected age of retirement and mortality.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-2, “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”). ASU 2013-2 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. During the years ended December 31, 2013 and 2012, there were no reclassifications out of accumulated other comprehensive income into net income. During the year ended December 31, 2011, the Company reclassified $1.1 million in previously recognized and cumulative ineffective losses to income as a component of interest expense in connection with the maturity of the Company’s interest rate swap agreement. The Company’s interest rate swap agreement matured on May 30, 2011 and is more fully discussed in Note 4.

Note 2. Acquisitions

2013 Acquisitions

Bell Hospital

Effective December 1, 2013, the Company acquired Bell for approximately $28.3 million, including net working capital, net of cash. The Company has committed to invest in Bell an additional $5.0 million in capital expenditures and improvements over the next ten years. The results of operations of Bell are included in the Company’s results of operations beginning on December 1, 2013. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Bell have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of the property and equipment, acquired intangible assets and certain other assets acquired and obligations assumed. The Company expects to finalize its analyses during 2014. Once finalized, the Company will adjust the purchase price allocations to reflect its final assessments.

Portage Health (“Portage”)

Effective December 1, 2013, the Company acquired an 80% interest in an entity that owns and operates Portage, a 36 bed hospital and 60 bed long-term care facility located in Hancock, Michigan for approximately $37.3 million, including 80% of the net working capital. The Company has committed to invest in Portage an additional $60.0 million in capital expenditures and improvements over the next ten years. The results of operations of Portage are included in the Company’s results of operations beginning on December 1, 2013. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Portage have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of the property and equipment, acquired intangible assets and certain other assets acquired and obligations assumed. The Company expects to finalize its analyses during 2014. Once finalized, the Company will adjust the purchase price allocations to reflect its final assessments.

Fauquier Health (“Fauquier”)

Effective November 1, 2013, the Company acquired an 80% interest in an entity that owns and operates Fauquier, a 97 bed hospital and 113 bed long-term care facility located in Warrenton, Virginia for approximately $103.7 million, including 80% of the net working capital. The Company has committed to invest in Fauquier an additional $52.8 million in capital expenditures and improvements over the next ten years. The results of operations of Fauquier are included in the Company’s results of operations beginning on November 1, 2013. The fair values assigned to certain assets acquired and liabilities assumed in relation to the

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2. Acquisitions  – (continued)

Company’s acquisition of Fauquier have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of the property and equipment, acquired intangible assets and certain other assets acquired and obligations assumed. The Company expects to finalize its analyses during 2014. Once finalized, the Company will adjust the purchase price allocations to reflect its final assessments.

Scott Memorial Hospital (“Scott Memorial”)

In May 2012, the Company entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in the Kentucky and Southern Indiana region. Effective January 1, 2013, RHN acquired Scott Memorial, a 25 bed critical access hospital located in Scottsburg, Indiana for approximately $9.5 million, including net working capital. The Company has committed to invest in Scott Memorial an additional $3.0 million in capital expenditures and improvements over the next five years. The results of operations of Scott Memorial are included in the Company’s results of operations beginning on January 1, 2013.

2012 Acquisitions

Marquette General

Effective September 1, 2012, the Company, through Duke LifePoint Healthcare, acquired Marquette General for approximately $132.7 million, including net working capital. The results of operations of Marquette General are included in the Company’s results of operations beginning on September 1, 2012.

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

Twin County Regional Hospital (“Twin County”)

Effective April 1, 2012, the Company, through Duke LifePoint Healthcare, acquired an 80% interest in an entity that owns and operates Twin County, a 141 bed hospital located in Galax, Virginia for approximately $20.5 million, including 80% of the net working capital. The results of operations of Twin County are included in the Company’s results of operations beginning April 1, 2012.

2011 Acquisitions

Maria Parham Medical Center (“Maria Parham”)

Effective November 1, 2011, the Company, through Duke LifePoint Healthcare, acquired an 80% interest in an entity that owns and operates Maria Parham, a 102 bed hospital located in Henderson, North Carolina for approximately $57.9 million, including 80% of the net working capital. The results of operations of Maria Parham are included in the Company’s results of operations beginning November 1, 2011.

Person Memorial Hospital (“Person Memorial”)

Effective October 1, 2011, the Company, through Duke LifePoint Healthcare, acquired Person Memorial, a 110 bed hospital located in Roxboro, North Carolina for approximately $22.7 million. The results of operations of Person Memorial are included in the Company’s results of operations beginning October 1, 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2. Acquisitions  – (continued)

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $18.8 million, $19.3 million and $40.4 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Note 3. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 (in millions):

Balance at January 1, 2012	$1,568.7
Acquisition of Twin County	0.6
Acquisition of Woods Memorial	3.7
Acquisition of Marquette General	27.1
Acquisitions of ancillary service-lines	11.7
Balance at December 31, 2012	1,611.8
Acquisition of Fauquier	21.9
Acquisitions of ancillary service-lines	5.4
Purchase accounting adjustments related to prior year acquisitions	11.9
Balance at December 31, 2013	$1,651.0

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 (in millions):

	2013	2012
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$73.4	$90.2
Accumulated amortization	(39.4)	(49.2)
Net total	34.0	41.0
Non-competition agreements
Gross carrying amount	24.5	34.7
Accumulated amortization	(14.1)	(19.9)
Net total	10.4	14.8
Other amortized intangible assets
Gross carrying amount	—	2.4
Accumulated amortization	—	(1.5)
Net total	—	0.9
Total amortized intangible assets
Gross carrying amount	97.9	127.3
Accumulated amortization	(53.5)	(70.6)
Net total	44.4	56.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3. Goodwill and Intangible Assets  – (continued)

	2013	2012
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	24.9	24.8
Licenses, provider numbers, accreditations and other	3.3	3.0
Net total	28.2	27.8
Total intangible assets:
Gross carrying amount	126.1	155.1
Accumulated amortization	(53.5)	(70.6)
Net total	$72.6	$84.5

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2013 and 2012, the Company’s liability for contract-based physician minimum revenue guarantees was $11.5 million and $15.2 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

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

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2013, 2012 and 2011 was $22.5 million, $25.6 million and $23.4 million, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3. Goodwill and Intangible Assets  – (continued)

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2014	$16.9
2015	11.8
2016	7.8
2017	3.7
2018	1.5
Thereafter	2.7
$44.4

Note 4. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2013 and 2012 (in millions):

	2013	2012
Senior Borrowings:
Term Facility	$433.1	$444.4
Incremental Term Loans	222.6	—
Revolving Facility	—	85.0
6.625% Senior Notes	400.0	400.0
5.5% Senior Notes	700.0	—
Unamortized discounts on senior debt borrowings	(1.4)	—
	1,754.3	929.4
Subordinated Borrowings:
3½% Notes	575.0	575.0
3¼% Debentures	—	225.0
Unamortized discounts on subordinated debt borrowings	(8.1)	(29.5)
	566.9	770.5
Capital and financing leases	55.6	9.9
Total debt	$2,376.8	$1,709.8

Maturities of the Company’s long-term debt at December 31, 2013, excluding unamortized debt discounts and financing obligations that do not require eventual settlement in cash, are as follows for the years indicated (in millions):

2014	$591.2
2015	21.8
2016	27.6
2017	596.5
2018	1.2
Thereafter	1,122.8
$2,361.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

Senior Credit Agreement

Terms

The Senior Credit Agreement matures on July 24, 2017 and provides for the Term Facility, the Incremental Term Loans and a $350.0 million Revolving Facility. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. The Incremental Term Loans require scheduled quarterly repayments in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity. Additionally, the Term Facility and Incremental Term Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.

The Senior Credit Agreement was issued effective July 24, 2012, the proceeds from which were used to repay outstanding borrowings under the prior credit agreement and to pay fees and expenses related to the Senior Credit Agreement. Additionally, on February 6, 2013, the Company amended its Senior Credit Agreement with the issuance of the Incremental Term Loans, the proceeds from which were used to repurchase all of the outstanding 3¼% Debentures, plus accrued and unpaid interest. Subsequently, in connection with the Company’s issuance of the 5.5% Senior Notes effective December 6, 2013, the Company repaid $100.0 million of the outstanding borrowings under the Incremental Term Loans.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively. Issued letters of credit and outstanding swingline loans reduce the amounts available for borrowing under the Revolving Facility. As of December 31, 2013, the Company had $20.8 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $329.2 million as of December 31, 2013.

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

As of December 31, 2013, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.92% and 2.67%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.17% for both the Term Facility and the Incremental Term Loans as of December 31, 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Date Range	Maximum Total Leverage Ratio
July 24, 2012 to June 30, 2014	5.00 : 1.00
July 1, 2014 to June 30, 2015	4.75 : 1.00
July 1, 2015 to June 30, 2016	4.50 : 1.00
July 1, 2016 to July 24, 2017	4.25 : 1.00

The Company was in compliance with this covenant as of December 31, 2013.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

5.5% Senior Notes

On December 6, 2013, the Company issued in a private placement $700.0 million of the 5.5% Senior Notes with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of the Incremental Term Loans and the Company intends to use the remaining net proceeds to fund acquisitions and for other general corporate purposes, which may include, among other things, the repurchase of its outstanding common stock from time to time and the repayment of additional indebtedness, including the 3½% Notes that mature on May 15, 2014. The 5.5% Senior Notes bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1, commencing June 1, 2014. The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

The Company may redeem up to 35% of the aggregate principal amount of the 5.5% Senior Notes, at any time before December 1, 2016, with the net cash proceeds of certain equity offerings at a redemption price equal to 105.500% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the 5.5% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

The Company may redeem the 5.5% Senior Notes, in whole or in part, at any time prior to December 1, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may redeem the 5.5% Senior Notes, in whole or in part, at any time on or after December 1, 2016, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

December 1, 2016 to November 30, 2017	104.125%
December 1, 2017 to November 30, 2018	102.750%
December 1, 2018 to November 30, 2019	101.375%
December 1, 2019 and thereafter	100.000%

If the Company experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The 5.5% Senior Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

3½% Notes

The Company’s 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15. The 3½% Notes are convertible prior to March 15, 2014 under the following circumstances: (1) if the price of the Company’s common stock reaches a specified threshold during specified periods; (2) if the trading price of the 3½% Notes is below a specified threshold; or (3) upon the occurrence of specified corporate transactions or other events. On or after March 15, 2014, holders may convert their 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, regardless of whether any of the foregoing circumstances has occurred. As such, as of December 31, 2013, the Company classified all of the outstanding 3½% Notes as current under the caption

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

“Current maturities of long-term debt” in the accompanying consolidated balance sheet. The Company is currently working to secure financing to repay its borrowings outstanding under the 3½% Notes on or before May 15, 2014.

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

3¼% Debentures

During the year ended December 31, 2013, the Company repurchased all of its outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under its Senior Credit Agreement.

Debt Transaction Costs

In connection with various debt transactions effected during the year ended December 31, 2013, including the Company’s issuance of the 5.5% Senior Notes and its partial repayment of the Incremental Term Loans effective December 6, 2013, its amendments of the Senior Credit Agreement and the 6.625% Senior Notes pursuant to which it modified certain restrictive covenants regarding subsidiary guarantees effective August 23, 2013 and the issuance of the Incremental Term Loans effective February 6, 2013, the Company capitalized $19.3 million of deferred loan costs and incurred debt transaction costs totaling approximately $5.9 million. The debt transaction costs include the write-offs of previously capitalized deferred loan costs and new non-capital costs related to these transactions.

In connection with the Company’s replacement of its prior credit agreement with the Senior Credit Agreement, effective July 24, 2012, the Company capitalized $8.1 million of deferred loan costs and incurred debt transaction costs of approximately $4.4 million during the year ended December 31, 2013. The debt transaction costs include the write-offs of previously capitalized deferred loan costs under the prior credit agreement and new non-capital costs related to the issuance of the Senior Credit Agreement.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

Unamortized Discounts on Convertible Debt

In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the Company’s nonconvertible debt borrowing rates for its 3½% Notes and its 3¼% Debentures at their fair values at their date of issuance. The resulting discounts are amortized as a component of interest expense over the expected lives of similar liabilities that do not have associated equity components, which for the Company’s 3½% Notes and its 3¼% Debentures are their maturity dates. Specifically, the Company is amortizing the discount for its 3½% Notes through May 2014. Additionally, the Company amortized the discount for its 3¼% Debentures through February 2013 at which point they were all repurchased with the proceeds from the issuance of the Incremental Term Loans.

The following table provides information regarding the principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instruments as of December 31, 2013 and 2012 (in millions):

	2013	2012
3½% Notes:
Principal balance	$575.0	$575.0
Unamortized discount	(8.1)	(28.6)
Net carrying balance	$566.9	546.4
3¼% Debentures:
Principal balance	$—	$225.0
Unamortized discount	—	(0.9)
Net carrying balance	$—	$224.1

For the years ended December 31, 2013, 2012, and 2011, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2013	2012	2011
3½% Notes:
Contractual cash interest expense	$20.1	$20.1	$20.1
Non-cash interest expense (discount amortization)	20.5	19.1	17.8
Total interest expense	$40.6	$39.2	$37.9
3¼% Debentures:
Contractual cash interest expense	$0.9	$7.3	$7.3
Non-cash interest expense (discount amortization)	0.9	6.9	6.5
Total interest expense	$1.8	$14.2	$13.8

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective annual interest rates for the period the related debt instruments were outstanding for the years ended December 31, 2013, 2012 and 2011 were 7.06%, 6.82% and 6.59%, respectively, for the 3½% Notes and 6.50%, 6.31% and 6.13%, respectively, for the 3¼% Debentures.

Interest Rate Swap

Through May 30, 2011, the Company had an interest rate swap agreement in effect with Citibank as counterparty. Effective May 30, 2011, the Company’s interest rate swap agreement matured. Prior to its

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 4. Long-Term Debt  – (continued)

maturity, the interest rate swap agreement required the Company to make quarterly fixed rate payments to Citibank calculated on a notional amount of $300.0 million at an annual fixed rate of 5.585% while Citibank was obligated to make quarterly floating payments to the Company based on the three-month LIBOR on the same referenced notional amount.

The Company entered into the interest rate swap agreement to mitigate the floating interest rate risk on a portion of its outstanding borrowings under its prior credit agreement. In accordance with ASC 815-10, “Derivatives and Hedging (“ASC 815-10”), the Company designated its interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Through May 30, 2011, the Company assessed the effectiveness of its interest rate swap and determined the hedge to be effective. During the year ended December 31, 2011, the Company reclassed $1.1 million in previously recognized and cumulative ineffective losses to income as a component of interest expense in connection with the maturity of the Company’s interest rate swap agreement.

The following table shows the effect of the Company’s interest rate swap derivative instrument qualifying and designated as a hedging instrument in cash flow hedges for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Amount of gain recognized in OCI on Derivative (Effective Portion)			Location of gain recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of gain recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011
Derivative in ASC 815-10 cash flow hedging relationships:
Interest rate swap	$—	$—	$6.8	Interest expense, net	$—	$—	$1.1

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5. Accounting for Income Taxes

The provision for income taxes for the years ended December 31, 2013, 2012, and 2011 consists of the following (in millions):

	2013	2012	2011
Current:
Federal	$94.0	$101.2	$72.8
State	9.2	13.9	8.3
	103.2	115.1	81.1
Deferred:
Federal	(24.5)	(20.7)	20.3
State	(5.0)	(7.0)	(4.8)
	(29.5)	(27.7)	15.5
Increase in valuation allowance	5.6	1.1	1.2
Total	$79.3	$88.5	$97.8

The increase in the valuation allowance during the year ended December 31, 2013 was primarily the result of federal net operating losses generated by the Company’s Michigan physician practices operations for which it does not believe it will be able to offset against future operational income. The Company’s Michigan physician practices are owned and operated through joint ventures and, as a result, file separate federal corporate tax returns. The Company’s management believes that the federal net operating loss carry forwards may not be fully utilized because of the uncertainty regarding the Michigan physician practices operations’ ability to generate future federal taxable income. The increases in the valuation allowance for the years ended December 31, 2012 and 2011 were primarily the result of state net operating loss carry forwards that the Company’s management believes may not be fully utilized because of the uncertainty regarding its ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $858.4 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia, and West Virginia) with expiration dates through the year 2033.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income from continuing operations before income taxes and including net income from non-controlling interests for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	2.1	1.8	2.1
Valuation allowances	2.9	0.6	0.5
Income tax liability reversals	(0.3)	(0.1)	—
Other items, net	(1.4)	(0.5)	—
Effective income tax rate	38.3%	36.8%	37.6%

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2013 and 2012 (in millions):

	2013	2012
Deferred income tax liabilities:
Depreciation and amortization	$(341.9)	$(310.2)
Amortization of convertible debt discounts	(3.0)	(11.9)
Prepaid expenses	(1.5)	(1.6)
Other	(2.3)	(5.1)
Total deferred income tax liabilities	(348.7)	(328.8)

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5. Accounting for Income Taxes  – (continued)

	2013	2012
Deferred income tax assets:
Provision for doubtful accounts	119.5	89.9
Employee compensation	69.9	70.5
Professional liability claims	46.4	45.4
Net operating losses and other	94.3	77.7
Total deferred income tax assets	330.1	283.5
Valuation allowance	(66.8)	(61.4)
Net deferred income tax assets	263.3	222.1
Net deferred income tax liabilities	$(85.4)	$(106.7)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Current	$147.7	$142.5
Long-term	(233.1)	(249.2)
Total	$(85.4)	$(106.7)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Balance at beginning of year	$14.8	$15.7
Additions for tax positions of prior years	2.3	0.1
Reductions for tax positions of prior years	(1.8)	(0.8)
Reductions for lapse of statutes of limitations	(0.3)	(0.2)
Balance at end of year	$15.0	$14.8

The components of the long-term income tax liability at December 31, 2013 and 2012 are as follows (in millions):

	2013	2012
Unrecognized tax benefits	$15.0	$14.8
Accrued interest and penalties	1.6	2.1
	$16.6	$16.9

Of the $15.0 million of unrecognized tax benefits at December 31, 2013, $0.8 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2013 are tax positions of $14.2 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2013, the Company recorded a net $0.3 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $0.8 million from the expiration of federal and state statutes of limitation, settlements with taxing authorities and interest expense of $0.5 million on unrecognized tax benefits from prior years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5. Accounting for Income Taxes  – (continued)

The Company’s U.S. Federal income tax returns for tax years 2010 and beyond remain subject to examination by the Internal Revenue Service. The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2007 and beyond remain subject to examination by various state taxing authorities. As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $2.0 million.

Note 6. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 (in millions):

	2013	2012
Current portion of reserves for self-insurance claims	$28.2	$27.2
EHR deferred income	25.6	12.6
Self-insured medical benefits liability	18.9	20.9
Other deferred income	17.4	15.6
Estimated third party cost report settlements	13.3	7.2
Accrued interest	12.2	12.4
Physician minimum revenue guarantee liability	11.5	15.2
Accrued property taxes	9.0	8.8
Other	61.1	66.1
	$197.2	$186.0

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

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, which was amended and restated on February 25, 2009, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $125 per one one-thousandth of a share, subject to adjustment. As of December 31, 2013, and 2012 there was no Series A Preferred Stock outstanding.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7. Stockholders’ Equity  – (continued)

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

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with repurchase plans adopted in 2010 and 2011. The 2010 repurchase plan provided for the repurchase of up to $150.0 million shares of the Company’s common stock and expired in March 2012. The 2011 repurchase plan, as subsequently amended and extended in February 2013, provides for the repurchase of up to $350.0 million in shares of the Company’s common stock through August 20, 2014, although the Company is not obligated to repurchase any specific number of shares. Through December 31, 2013, the Company had repurchased approximately 5.0 million shares for an aggregate purchase price, including commissions, of approximately $185.3 million in accordance with the 2011 repurchase plan. As of December 31, 2013, the Company had remaining authority to repurchase up to an additional $164.7 million in shares in accordance with the 2011 repurchase plan. The Company has designated repurchased shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7. Stockholders’ Equity  – (continued)

The following tables summarize the Company’s share repurchases in accordance with stock repurchase plans for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share	Amount (In millions)	Total Number of Shares Repurchased (In millions)	Weighted Average Price Paid per Share
2010 repurchase plan	$—	—	N/A	$—	—	N/A	$103.6	3.0	$35.24
2011 repurchase plan	$30.7	0.7	$45.75	$89.5	2.5	$36.28	$65.1	1.8	$35.41
Total	$30.7	0.7		$89.5	2.5		$168.7	4.8

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Management Stock Purchase Plan (“MSPP”). The Company redeemed approximately 0.2 million, 0.1 million and 0.1 million shares vested under the 1998 LTIP and MSPP during the years ended December 31, 2013, 2012 and 2011 for an aggregate price of approximately $8.4 million, $6.0 million and $5.9 million, respectively. The Company has designated these shares as treasury stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligation resulted in pretax comprehensive gains of $5.1 million and $0.2 million, or comprehensive gains net of taxes of $3.2 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. Additionally, changes in the fair value of the Company’s interest rate swap resulted in pretax comprehensive gains of $6.8 million, or comprehensive gains net of taxes of $4.0 million for the year ended December 31, 2011. The Company’s defined benefit pension plans and interest rate swap agreement are further discussed in Notes 9 and 4, respectively.

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

2013 Long-Term Incentive Plan

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

Prior to replacing the 1998 LTIP and the ODSICP with the 2013 LTIP, the Company granted stock options to purchase 735,200, 789,800 and 882,990 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, in accordance with the 2013 LTIP, the Company granted options to purchase 67,000 shares of the Company’s common stock to certain officers and employees during the year ended December 31, 2013. Options to purchase shares granted to the Company’s officers and employees in accordance with the 1998 LTIP and the 2013 LTIP were granted with an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant date. The options granted during the years ended December 31, 2013, 2012 and 2011 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

Prior to replacing the 1998 LTIP and the ODSICP with the 2013 LTIP, the Company granted 410,000, 469,321 and 446,613 shares of other stock-based awards to certain officers, employees and non-employee directors in accordance with the 1998 LTIP and the ODSICP during the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, in accordance with the 2013 LTIP, the Company granted 56,162 shares of other stock-based awards to certain officers, employees and non-employee directors during the year ended December 31, 2013. The fair value of these other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. The other stock-based awards granted during the years ended December 31, 2013, 2012 and 2011 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the nonvested stock awards granted during the years ended December 31, 2013, 2012 and 2011, 322,000, 320,000 and 297,000 were performance-based. In addition to requiring continuing service of an employee, the vesting of these performance-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the performance-based awards granted during the years ended December 31, 2012 and 2011 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based awards granted during the year ended December 31, 2013, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for the performance-based awards granted during the year ended December 31, 2013, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

Management Stock Purchase Plan

The Company is authorized to issue to its officers and employees shares of the Company’s common stock in the form of restricted stock in accordance with the MSPP. The MSPP provides the Company’s officers and employees an opportunity to purchase shares of the Company’s common stock at a 25% discount through

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

payroll deductions over six-month intervals. During 2012, the Company’s Board of Directors suspended the right to acquire shares in accordance with the MSPP after July 1, 2012, until further notice. Accordingly, there were no shares of restricted stock granted in accordance with the MSPP during the year ended December 31, 2013. The Company granted 51,690 and 47,081 shares of restricted stock to certain of its officers and employees in accordance with the MSPP during the years ended December 31, 2012 and 2011, respectively. The restricted stock awards granted during the years ended December 31, 2012 and 2011 cliff-vest three years from the grant date.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	30.8%	36.0%	36.0%
Risk-free interest rate, minimum	0.02	0.03	0.01
Risk-free interest rate, maximum	2.90	1.97	3.58
Expected dividends	—	—	—
Average expected term (years)	5.3	5.3	5.4
Fair value per share of stock options granted	$11.98	$12.18	$11.73

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2013 is as follows:

Stock Options	Number Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2012	3,667,045	$34.12	$11.53	$42.3	$16.2	6.84
Exercisable at December 31, 2012	1,974,906	$31.72	$11.26	$22.3	$13.1	5.45
Unvested at December 31, 2012	1,692,139	$36.92	$11.84	$20.0	$3.1	8.46
Granted	802,200	$44.47	$11.98	$9.6	N/A	N/A
Forfeited (pre-vest cancellation)	(223,370)	$40.58	$12.03	$(2.7)	N/A	N/A
Exercised	(1,145,038)	$34.25	$12.10	$(13.9)	$13.6	N/A
Expired (post-vest cancellation)	(1,565)	$25.79	$8.65	$—	N/A	N/A
Vested	885,038	$35.45	$11.67	$10.3	N/A	N/A
Outstanding at December 31, 2013	3,099,272	$36.30	$11.40	$35.3	$51.3	6.87
Exercisable at December 31, 2013	1,713,341	$31.97	$10.92	$18.7	$35.8	5.50
Unvested at December 31, 2013	1,385,931	$41.66	$12.00	$16.6	$15.5	8.55

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $13.6 million, $8.3 million and $13.4 million, respectively. The Company received $39.2 million, $21.8 million and $39.0 million in cash from stock option exercises for the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.1 million, $0.7 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $9.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The fair value of other stock-based awards is determined based on the closing price of the Company’s common stock on the day prior to the grant date. Stock-based compensation expense for the Company’s other stock-based awards is recorded equally over the vesting periods of such awards generally ranging from six months and one day to three years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

A summary of other stock-based award activity during the year ended December 31, 2013 is as follows:

Other Stock-Based Awards	Number Shares	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2012	1,466,161	$32.72	$48.0	$55.3
Granted	466,162	$44.73	$20.9	N/A
Vested	(603,849)	$31.31	$(18.8)	$26.9
Forfeited (pre-vest cancellation)	(138,710)	$36.96	$(5.1)	N/A
Outstanding at December 31, 2013	1,189,764	$37.79	$45.0	$62.9
Unvested at December 31, 2013	1,109,111	$37.68	$41.8	$58.6

As of December 31, 2013, there was $16.8 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the 2013 LTIP, the 1998 LTIP and the MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2013, 2012 and 2011:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
January 1, 2011	3,867,755	4,470,488	31.10	1,606,657	24.57	11,746
Stock options granted	(882,990)	882,990	35.87	—	—	—
Other stock-based awards granted	(493,694)	—	—	493,694	33.63	—
Deferred stock units granted	(798)	—	—	—	—	798
Stock options exercised	—	(1,316,301)	29.65	—	—	—
Other stock-based awards vested	—	—	—	(548,348)	25.05	—
Deferred stock units vested	—	—	—	—	—	(1,465)
Stock options cancelled	317,912	(317,912)	39.21	—	—	—
Other stock-based awards cancelled	28,469	—	—	(28,469)	20.82	—
December 31, 2011	2,836,654	3,719,265	31.97	1,523,534	27.46	11,079
Increase in shares available for grant	555,000	—	—	—	—	—
Stock options granted	(789,800)	789,800	39.97	—	—	—
Other stock-based awards granted	(521,011)	—	—	521,011	36.87	—
Stock options exercised	—	(745,474)	29.34	—	—	—
Other stock-based awards vested	—	—	—	(551,511)	22.36	—
Stock options cancelled	96,546	(96,546)	35.07	—	—	—
Other stock-based awards cancelled	26,873	—	—	(26,873)	27.62	—
December 31, 2012	2,204,262	3,667,045	$34.12	1,466,161	$32.72	11,079
Stock options granted under the 1998 LTIP	(735,200)	735,200	44.34	—	—	—
Other stock-based awards granted under the 1998 LTIP	(410,000)	—	—	410,000	44.34	—
Stock options cancelled prior to the replacement of the 1998 LTIP with the 2013 LTIP	78,370	(78,370)	38.27	—	—	—
Other stock-based awards cancelled prior to the replacement of the 1998 LTIP with the 2013 LTIP	55,685	—	—	(55,685)	38.25	—
Cancellation of shares previously available for grant under the 1998 LTIP and ODSICP	(1,188,734)	—	—	—	—	—
Shares made available for grant under the 2013 LTIP	3,600,000	—	—	—	—	—
Stock options granted under the 2013 LTIP	(67,000)	67,000	45.96	—	—	—
Other stock-based awards granted under the 2013 LTIP(a)	(117,379)	—	—	56,162	47.59	—
Stock options cancelled that were originally issued under the 1998 LTIP	—	(146,565)	41.50	—	—	—
Other stock-based awards cancelled that were originally issued under the 1998 LTIP	—	—	—	(66,839)	42.30	—
Other stock-based awards cancelled under the MSPP	16,186	—	—	(16,186)	10.60	—
Stock options exercised	—	(1,145,038)	34.25	—	—	—
Other stock-based awards vested	—	—	—	(603,849)	31.31	—
December 31, 2013	3,436,190 (b)	3,099,272	$36.30	1,189,764	$37.79	11,079

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8. Stock-Based Compensation  – (continued)

(a)	Full-value awards granted under the 2013 LTIP reduce shares available for grant at a rate of 2.09 shares to 1.00 share.
(b)	Of the 3,436,190 shares available for grant as of December 31, 2013, 3,415,621 are available for grant in accordance with the 2013 LTIP and 20,569 are available for grant in accordance with the MSPP.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Other stock-based awards	$16.8	$16.9	$14.7
Stock options	8.6	10.5	9.3
Total stock-based compensation expense	$25.4	$27.4	$24.0
Tax benefit on stock-based compensation expense	$10.1	$10.9	$9.7

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013, there was $26.3 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.5 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9. Defined Benefit and Multiemployer Pension Plans

Defined Benefit Pension Plans

The Company provides for benefits under the Pension Plans to certain employees covered by a collective bargaining agreement at one facility and to certain non-union employees at another facility. Both Pension Plans are closed to new participants. Participants in the Marquette Pension Plan are required to make annual contributions totaling 6% of annual compensation to the Marquette Pension Plan to continue accruing benefits. Participants in the Bell Pension Plan stopped accruing benefits when the Bell Pension Plan was frozen by Bell, effective October 31, 2005, prior to its assumption by the Company. The Company makes contributions to the Pension Plans sufficient to meet its minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended.

Status and Expense

The following table presents the changes in the benefit obligations and plan assets of the Pension Plans during the years ended December 31, 2013 and 2012 and the unfunded liability of the Pension Plans at December 31, 2013 and 2012 (in millions):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$35.3	$—
Benefit obligation assumed in acquisition	11.8	34.9
Service costs	0.8	0.2
Interest costs	1.5	0.5
Participant contributions	0.6	0.2
Actuarial gain	(6.1)	(0.5)
Benefits paid	(0.1)	—
Benefit obligation at end of year	43.8	35.3
Change in plan assets:
Fair value of plan assets at beginning of year	14.9	—
Plan assets acquired in acquisition	9.5	14.4
Actual return on plan assets	0.1	0.1
Employer contributions	1.1	0.2
Participant contributions	0.6	0.2
Benefits and expenses paid	(0.1)	—
Fair value of plan assets at end of year	26.1	14.9
Unfunded liability included in other long-term liabilities in the Company’s accompanying consolidated balance sheet	$17.7	$20.4

The Company recognizes changes in the funded status of the Pension Plans as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income (loss). For the years ended December 31, 2013 and 2012, the Company recognized a pretax change in the funded status of the Pension Plans as an increase in stockholders’ equity through accumulated other comprehensive income (loss) of $5.1 million and $0.2 million, or $3.2 million and $0.2 million net of taxes, respectively, based primarily on year-end adjustments related to decreases in its unfunded pension liability due to an increase in the discount rate used to measure the projected benefit obligation.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9. Defined Benefit and Multiemployer Pension Plans  – (continued)

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Pension Plans as of December 31, 2013 and 2012 (in millions):

	2013	2012
Projected benefit obligation	$43.8	$35.3
Accumulated benefit obligation	$38.8	$29.3
Fair value of plan assets	$26.1	$14.9

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation as of December 31, 2013 and 2012 (in millions):

	2013	2012
Discount rate	4.9%	4.0%
Rate of compensation increases, when applicable	3.0%	3.0%
Expected long-term return on plan assets	7.0%	7.0%

The following table summarizes the components of net periodic costs for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Service cost	$0.8	$0.2
Interest cost	1.5	0.5
Expected return on plan assets	(1.2)	(0.4)
Total net periodic benefit cost	$1.1	$0.3

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs during the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Discount rate	4.0%	3.8%
Rate of compensation increases, when applicable	3.0%	3.0%
Expected long-term return on plan assets	7.0%	7.0%

Plan Assets

The investment policy for the Pension Plans has been formulated to achieve a risk adjusted return that balances the need for asset growth against the risk of significant fluctuations in asset prices and the need for significant contributions from the Company. Fixed income investments include corporate and U.S. government bonds and notes as well as asset and mortgage-backed securities that employ liability-directed approaches to investments to minimize changes in the funded status of the Pension Plans. Equity securities investments include mutual funds and collective funds that are balanced to achieve an overall rate of return that minimizes the need for additional employer contributions.

On a quarterly basis, or more frequently as necessary, the current risk levels, asset performance and expected return on assets are reviewed and evaluated against goals and targets by a committee appointed to oversee investment of the Pension Plans’ assets (the “Investment Committee”). The Investment Committee strives to maintain a balance between risk and return through the use of modern portfolio theory methods, in conjunction with Monte Carlo modeling to evaluate the behavior of the portfolio under different scenarios.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9. Defined Benefit and Multiemployer Pension Plans  – (continued)

The Company measures the fair value of its Pension Plans’ assets in accordance with ASC 820-10. ASC 820-10 establishes a framework for measuring fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers are as follows:

Level 1 —	defined as observable inputs such as quoted prices in active markets;
Level 2 —	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 —	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Pension Plans’ investments in mutual funds are valued at the net asset value (“NAV”) of shares reported in the active market in which the funds are traded. Investments in corporate and U.S. government bonds and notes are generally valued at the closing price reported in the market in which the related instrument is traded. In certain limited circumstances, other corporate debt instruments are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The Pension Plans’ investments in collective funds are valued at the NAV using a combination of inputs, including but not limited to quoted prices in active markets, dealer quotes who are market makers in the underlying securities and other directly and indirectly observable inputs. Investments in asset and mortgage-backed securities are valued based on external prices or on the basis of their future principal and interest payments that have been discounted to prevailing interest rates for similar investments, using market spread data and other current market assumptions on prepayments and defaults.

Because quoted prices are available for mutual funds and the markets in which they are traded are generally considered active, the Company has classified each of them as a Level 1 investment. Because all of the inputs used to value corporate and U.S. government bonds and notes, collective funds as well as asset and mortgage-backed securities are either directly or indirectly observable but other than quoted prices in active markets, the Company has classified these assets as Level 2 investments. Although quoted prices are generally available for the Pension Plans’ investments in corporate and U.S. government bonds and notes, in certain limited circumstances, the markets in which the securities are distributed or traded may be limited to one or only a few brokers and vendors. Additionally, in certain other circumstances information regarding the trading volume of these investments is not always available or verifiable. The Company does not consider markets in which there are a limited number of brokers or vendors to be active.

The following table summarizes the assets of the Pension Plans, measured at fair value as of December 31, 2013 and 2012, by major asset category and aggregated by level within the fair value hierarchy (in millions):

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.6	$0.6	$—	$—
Mutual funds	7.9	7.9	—
Corporate bonds and notes	8.2	—	8.2	—
Collective funds	6.6	—	6.6
U.S. government bonds and notes	1.5	—	1.5	—
Asset and mortgage-backed securities	1.3	—	1.3	—
Total	$26.1	$8.5	$17.6	$—

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9. Defined Benefit and Multiemployer Pension Plans  – (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.9	$3.9	$—	$—
Corporate bonds and notes	7.4	—	7.4	—
U.S. government bonds and notes	2.2	—	2.2	—
Asset and mortgage-backed securities	1.4	—	1.4	—
Total	$14.9	$3.9	$11.0	$—

The Company expects to contribute approximately $1.6 million to the Pension Plans during the year ended December 31, 2014. Additionally, the Company expects to make future benefit payments from the Pension Plans as follows for the years indicated (in millions):

2014	$0.8
2015	1.0
2016	1.3
2017	1.6
2018	1.8
Five years thereafter	12.5
$19.0

Multiemployer Pension Plan

As a result of the acquisition of Bell effective December 1, 2013, the Company became obligated to contribute to a multiemployer pension plan on behalf of certain employees covered by collective bargaining agreements at certain facilities, in accordance with the terms of such collective bargaining agreements. The Company’s contributions to the multiemployer pension plan are determined based on the terms of the applicable collective bargaining agreements. Multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. Also, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company stops participating in the multiemployer plan, the Company may be required to pay a withdrawal liability based on its portion of the unfunded status of the plan. Currently, the Company does not anticipate ending its participation in this plan.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10. Commitments and Contingencies  – (continued)

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

In connection with the Company’s acquisition of Marquette General, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. The self-disclosure is pending with CMS. To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller. The Company has made reasonable estimates of these potential liabilities and at December 31, 2013 has recorded an aggregate of $18.0 million representing the fair values of its potential obligation to the Marquette Seller. The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies. Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded. Any such changes in estimate will impact the Company’s future results of operations and cash flows.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories. On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure. The hospital that received the subpoena has produced responsive documents, including patient files, on a rolling basis. The Company is cooperating with the government in addressing these matters.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $27.9 million at December 31, 2013. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $11.5 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10. Commitments and Contingencies  – (continued)

agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities, including its recent acquisitions. At December 31, 2013, the Company estimated its total remaining commitments for physician recruiting activities to be approximately $23.8 million.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $58.7 million in costs related to uncompleted projects as of December 31, 2013, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2013, these uncompleted projects had an estimated cost to complete and equip of approximately $59.5 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including its recent acquisitions. At December 31, 2013, the Company estimated its total remaining capital expenditure commitments to be approximately $1,038.8 million.

Shared Centralized Resource Model Arrangements

The Company has entered into agreements with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions. The Company’s management believes this model of sharing centralized resources to support common business functions across multi-facility enterprises provides it efficiencies and is the most cost effective approach to managing these nonclinical business functions. The Company fully implemented the payroll processing function in 2011. Additionally, the Company has completed the implementations of the supply chain management and revenue cycle functions at a number of its facilities and expects to be fully implemented within the first half of 2014.

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

Gain on Settlement of Pre-Acquisition Contingent Obligation

In connection with an acquisition completed in 2012, the Company’s management made reasonable estimates and recorded an estimated obligation representing the fair values of its potential contingent obligations to the seller pursuant to the asset purchase agreement. Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than the Company originally estimated. As a result, during the year ended December 31, 2013, the Company reduced its originally recorded

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10. Commitments and Contingencies  – (continued)

contingent obligations and recognized a gain of approximately $5.6 million included under the caption “Gain on settlement of pre-acquisition contingent obligation” in the accompanying condensed consolidated statements of operations.

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

Leases

Overview

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2013, 2012 and 2011 was $36.5 million, $34.3 million and $30.0 million, respectively.

Hospital Support Center Financing Lease

Under a financing lease arrangement which commenced on December 1, 2013, the Company leases from an unrelated third party a newly constructed hospital support center for a period of just over 15 years (the “HSC Lease”). In accordance with ASC 840-40, “Leases — Sale-Leaseback Transactions”, upon commencement of the HSC Lease, the Company recorded an asset under the caption “Buildings and improvements” and a related financing obligation under the caption “Long-term debt” of approximately $43.8 million representing the cumulative costs incurred and funded by the unrelated third party to construct the new hospital support center. Furthermore, the Company incurred and funded an additional $7.7 million of construction costs related to the construction of the new hospital support center that was not covered by the unrelated third party. The Company is depreciating the associated asset and amortizing the related financing obligation over the expected lease agreement term of just over 15 years. At the end of the lease term, the Company expects there to be a residual net book value of the building which will equal the remaining unamortized obligation under the HSC Lease. The remaining unamortized obligation under the HSC Lease will not require the eventual settlement in cash but will rather be offset by the residual net book value of the building at the expiration of the original lease term.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10. Commitments and Contingencies  – (continued)

Future minimum cash lease payments at December 31, 2013, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital and Financing Lease Obligations	Total
2014	$18.8	$6.2	$25.0
2015	12.8	6.9	19.7
2016	9.9	6.8	16.7
2017	7.0	6.0	13.0
2018	3.6	5.9	9.5
Thereafter	18.1	59.7	77.8
	$70.2	$91.5	$161.7
Less: interest portion		(62.0)
		$29.5

Tax Matters

See Note 5 for a discussion of the Company’s contingent tax matters.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (dollars and shares in millions, except per share amounts):

	2013	2012	2011
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$132.2	$155.6	$165.5
Less: Net income attributable to noncontrolling interests	(4.4)	(3.7)	(2.8)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	127.8	151.9	162.7
Income from discontinued operations, net of income taxes	0.4	—	0.2
Net income attributable to LifePoint Hospitals, Inc.	$128.2	$151.9	$162.9
Denominator:
Weighted average shares outstanding – basic	46.3	47.2	49.3
Effect of dilutive securities: stock options and other stock-based awards	1.3	1.2	1.2
Weighted average shares outstanding – diluted	47.6	48.4	50.5
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.76	$3.22	$3.30
Discontinued operations	0.01	—	—
Net income	$2.77	$3.22	$3.30
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.68	$3.14	$3.22
Discontinued operations	0.01	—	—
Net income	$2.69	$3.14	$3.22

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 11. Earnings Per Share  – (continued)

The 3½% Notes and the 3¼% Debentures are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if the conversion price of $51.79 and $61.22, respectively, is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. The impact of the 3½% Notes has been excluded for the years ended December 31, 2013, 2012 and 2011 because the effects would have been anti-dilutive. Additionally, the impact of the 3¼% Debentures has been excluded for years ended December 31, 2012 and 2011 because the effects would have been anti-dilutive. During the year ended December 31, 2013, as more fully discussed in Note 4, the Company repurchased all of the outstanding 3¼% Debentures with the proceeds from the issuance of the Incremental Term Loans under the Senior Credit Agreement. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the years ended December 31, 2013, 2012 and 2011.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2013
	First	Second	Third	Fourth
Revenues	$931.1	$894.9	$899.7	$952.6
Income from continuing operations	$33.0	$27.2	$34.1	$37.9
Income (loss) from discontinued operations, net of income taxes	0.1	0.3	0.3	(0.3)
Net income	33.1	27.5	34.4	37.6
Less: Net income attributable to noncontrolling interests	(0.7)	(0.1)	(1.6)	(2.0)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$27.4	$32.8	$35.6
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.58	$0.70	$0.77
Discontinued operations	—	0.01	—	—
Net income	$0.71	$0.59	$0.70	$0.77
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.57	$0.68	$0.75
Discontinued operations	—	—	—	—
Net income	$0.69	$0.57	$0.68	$0.75

	2012
	First	Second	Third	Fourth
Revenues	$851.0	$827.3	$820.2	$893.3
Income from continuing operations	$56.9	$41.9	$19.3	$37.5
Income (loss) from discontinued operations, net of income taxes	0.1	0.1	—	(0.2)
Net income	57.0	42.0	19.3	37.3
Less: Net income attributable to noncontrolling interests	(0.9)	(1.7)	(0.1)	(1.0)
Net income attributable to LifePoint Hospitals, Inc.	$56.1	$40.3	$19.2	$36.3
Basic earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.19	$0.85	$0.40	$0.78
Discontinued operations	—	—	—	(0.01)
Net income	$1.19	$0.85	$0.40	$0.77
Diluted earnings (loss) per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$1.16	$0.83	$0.39	$0.76
Discontinued operations	—	—	—	(0.01)
Net income	$1.16	$0.83	$0.39	$0.75

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information

The Company’s 6.625% Senior Notes and 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Senior Credit Agreement. The guarantees are subject to customary release provisions set forth in the agreements for the 6.625% Senior Notes and 5.5% Senior Notes.

The condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012. Prior year amounts have been reclassified to conform to current year presentation.

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,333.8	$1,094.9	$—	$4,428.7
Provision for doubtful accounts	—	593.4	157.0	—	750.4
Revenues	—	2,740.4	937.9	—	3,678.3
Salaries and benefits	25.4	1,265.2	436.8	—	1,727.4
Supplies	—	398.9	178.2	—	577.1
Other operating expenses	0.8	697.2	202.9	—	900.9
Other income	—	(55.4)	(8.7)	—	(64.1)
Equity in earnings of affiliates	(182.2)	—	—	182.2	—
Depreciation and amortization	—	175.3	52.9	—	228.2
Interest expense, net	21.5	66.7	8.8	—	97.0
Gain on settlement of pre-acquisition contingent obligation	—	—	(5.6)	—	(5.6)
Debt transaction costs	5.9	—	—	—	5.9
Management (income) fees	—	(14.1)	14.1	—	—
	(128.6)	2,533.8	879.4	182.2	3,466.8
Income from continuing operations before taxes	128.6	206.6	58.5	(182.2)	211.5
Provision for income taxes	0.4	78.9	—	—	79.3
Income from continuing operations	128.2	127.7	58.5	(182.2)	132.2
Income from discontinued operations, net of taxes	—	0.4	—	—	0.4
Net income	128.2	128.1	58.5	(182.2)	132.6
Less: Net income attributable to noncontrolling interests	—	(0.8)	(3.6)	—	(4.4)
Net income attributable to LifePoint Hospitals, Inc.	$128.2	$127.3	$54.9	$(182.2)	$128.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,284.2	$732.0	$—	$4,016.2
Provision for doubtful accounts	—	514.2	110.2	—	624.4
Revenues	—	2,770.0	621.8	—	3,391.8
Salaries and benefits	27.4	1,244.6	282.5	—	1,554.5
Supplies	—	406.8	117.8	—	524.6
Other operating expenses	0.2	672.7	126.2	—	799.1
Other income	—	(27.7)	(4.3)	—	(32.0)
Equity in earnings of affiliates	(200.6)	—	—	200.6	—
Depreciation and amortization	—	155.3	37.8	—	193.1
Interest expense, net	22.4	70.7	6.9	—	100.0
Debt transaction costs	4.4	—	—	—	4.4
Impairment charges	—	4.0	—	—	4.0
Management (income) fees	—	(13.0)	13.0	—	—
	(146.2)	2,513.4	579.9	200.6	3,147.7
Income from continuing operations before taxes	146.2	256.6	41.9	(200.6)	244.1
(Benefit) provision for income taxes	(5.7)	94.2	—	—	88.5
Net income	151.9	162.4	41.9	(200.6)	155.6
Less: Net income attributable to noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$161.7	$38.9	$(200.6)	$151.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,067.3	$477.3	$—	$3,544.6
Provision for doubtful accounts	—	448.9	69.6	—	518.5
Revenues	—	2,618.4	407.7	—	3,026.1
Salaries and benefits	24.0	1,175.1	165.6	—	1,364.7
Supplies	—	393.3	76.2	—	469.5
Other operating expenses	0.2	608.4	73.8	—	682.4
Other income	—	(23.5)	(3.2)	—	(26.7)
Equity in earnings of affiliates	(218.8)	—	—	218.8	—
Depreciation and amortization	—	140.9	24.9	—	165.8
Interest expense, net	34.2	70.4	2.5	—	107.1
Management (income) fees	—	(14.0)	14.0	—	—
	(160.4)	2,350.6	353.8	218.8	2,762.8
Income from continuing operations before taxes	160.4	267.8	53.9	(218.8)	263.3
(Benefit) provision for income taxes	(2.5)	100.3	—	—	97.8
Income from continuing operations	162.9	167.5	53.9	(218.8)	165.5
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income	162.9	167.7	53.9	(218.8)	165.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.0)	—	(2.8)
Net income attributable to LifePoint Hospitals, Inc.	$162.9	$166.9	$51.9	$(218.8)	$162.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	3.2	0.2	4.9	(5.1)	3.2
Other comprehensive income	3.2	0.2	4.9	(5.1)	3.2
Comprehensive income	131.4	128.3	63.4	(187.3)	135.8
Less: Net income attributable to noncontrolling interests	—	(0.8)	(3.6)	—	(4.4)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$131.4	$127.5	$59.8	$(187.3)	$131.4

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$151.9	$162.4	$41.9	$(200.6)	$155.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	0.2	—	0.2	(0.2)	0.2
Other comprehensive income	0.2	—	0.2	(0.2)	0.2
Comprehensive income	152.1	162.4	42.1	(200.8)	155.8
Less: Net income attributable to noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$152.1	$161.7	$39.1	$(200.8)	$152.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$162.9	$167.7	$53.9	$(218.8)	$165.7
Other comprehensive income, net of income taxes:
Unrealized gains on changes in fair value of interest rate swap	4.0	—	—	—	4.0
Other comprehensive income	4.0	—	—	—	4.0
Comprehensive income	166.9	167.7	53.9	(218.8)	169.7
Less: Net income attributable to noncontrolling interests	—	(0.8)	(2.0)	—	(2.8)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$166.9	$166.9	$51.9	$(218.8)	$166.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$558.3	$79.6	$—	$637.9
Accounts receivable, net	—	444.3	151.4	—	595.7
Inventories	—	73.4	28.6	—	102.0
Prepaid expenses	0.1	30.6	7.3	—	38.0
Deferred tax assets	147.7	—	—	—	147.7
Other current assets	—	53.0	19.9	—	72.9
	147.8	1,159.6	286.8	—	1,594.2
Property and equipment:
Land	—	76.0	36.3	—	112.3
Buildings and improvements	—	1,570.1	449.5	—	2,019.6
Equipment	—	1,256.4	213.5	—	1,469.9
Construction in progress	—	45.6	13.1	—	58.7
	—	2,948.1	712.4	—	3,660.5
Accumulated depreciation	—	(1,309.0)	(154.3)	—	(1,463.3)
	—	1,639.1	558.1	—	2,197.2
Deferred loan costs, net	31.1	—	—	—	31.1
Intangible assets, net	—	40.3	32.3	—	72.6
Investments in subsidiaries	1,853.1	—	—	(1,853.1)	—
Due from subsidiaries	2,760.4	—	—	(2,760.4)	—
Other	3.4	22.4	14.9	—	40.7
Goodwill	—	1,435.1	215.9	—	1,651.0
Total assets	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$99.1	$36.8	$—	$135.9
Accrued salaries	—	102.1	37.5	—	139.6
Other current liabilities	14.8	146.4	36.0	—	197.2
Current maturities of long-term debt	581.4	0.7	0.9	—	583.0
	596.2	348.3	111.2	—	1,055.7
Long-term debt	1,739.8	50.0	4.0	—	1,793.8
Due to Parent	—	2,324.8	435.6	(2,760.4)	—
Deferred income tax liabilities	233.1	—	—	—	233.1
Long-term portion of reserves for self-insurance claims	—	113.5	26.3	—	139.8
Other long-term liabilities	—	20.2	35.2	—	55.4
Long-term income tax liability	16.6	—	—	—	16.6
Total liabilities	2,585.7	2,856.8	612.3	(2,760.4)	3,294.4
Redeemable noncontrolling interests	—	—	59.8	—	59.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,210.1	1,438.2	414.9	(1,853.1)	2,210.1
Noncontrolling interests	—	1.5	21.0		22.5
Total equity	2,210.1	1,439.7	435.9	(1,853.1)	2,232.6
Total liabilities and equity	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$25.0	$60.0	$—	$85.0
Accounts receivable, net	—	394.2	124.6	—	518.8
Inventories	—	74.0	23.0	—	97.0
Prepaid expenses	0.1	27.3	4.4	—	31.8
Deferred tax assets	142.5	—	—	—	142.5
Other current assets	—	37.0	13.2	—	50.2
	142.6	557.5	225.2	—	925.3
Property and equipment:
Land	—	71.1	30.8	—	101.9
Buildings and improvements	—	1,462.4	352.8	—	1,815.2
Equipment	—	1,142.6	147.1	—	1,289.7
Construction in progress	—	72.7	8.3	—	81.0
	—	2,748.8	539.0	—	3,287.8
Accumulated depreciation	—	(1,149.9)	(107.0)	—	(1,256.9)
	—	1,598.9	432.0	—	2,030.9
Deferred loan costs, net	21.9	—	—	—	21.9
Intangible assets, net	—	48.8	35.7	—	84.5
Investments in subsidiaries	1,665.8	—	—	(1,665.8)	—
Due from subsidiaries	2,197.8	—	—	(2,197.8)	—
Other	1.5	27.3	19.0	—	47.8
Goodwill	—	1,429.7	182.1	—	1,611.8
Total assets	$4,029.6	$3,662.2	$894.0	$(3,863.6)	$4,722.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$88.7	$28.7	$—	$117.4
Accrued salaries	—	100.9	27.3	—	128.2
Other current liabilities	13.1	131.7	41.2	—	186.0
Current maturities of long-term debt	11.3	1.1	0.9	—	13.3
	24.4	322.4	98.1	—	444.9
Long-term debt	1,688.6	5.3	2.6	—	1,696.5
Due to Parent	—	1,874.4	323.4	(2,197.8)	—
Deferred income tax liabilities	249.2	—	—	—	249.2
Long-term portion of reserves for self-insurance claims	—	110.7	22.3	—	133.0
Other long-term liabilities	—	39.2	40.0	—	79.2
Long-term income tax liability	16.9	—	—	—	16.9
Total liabilities	1,979.1	2,352.0	486.4	(2,197.8)	2,619.7
Redeemable noncontrolling interests	—	—	29.4	—	29.4
Total LifePoint Hospitals, Inc. stockholders' equity	2,050.5	1,308.8	357.0	(1,665.8)	2,050.5
Noncontrolling interests	—	1.4	21.2		22.6
Total equity	2,050.5	1,310.2	378.2	(1,665.8)	2,073.1
Total liabilities and equity	$4,029.6	$3,662.2	$894.0	$(3,863.6)	$4,722.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.4)	—	—	(0.4)
Equity in earnings of affiliates	(182.2)	—	—	182.2	—
Stock-based compensation	25.4	—	—	—	25.4
Depreciation and amortization	—	175.3	52.9	—	228.2
Amortization of physician minimum revenue guarantees	—	15.5	1.7	—	17.2
Amortization of debt discounts and deferred loan costs	26.9	—	—	—	26.9
Gain on settlement of pre-acquisition contingent obligation	—	—	(5.6)	—	(5.6)
Debt transaction costs	5.9	—	—	—	5.9
Deferred income tax benefit	(20.4)	—	—	—	(20.4)
Reserve for self-insurance claims, net of payments	—	(0.7)	4.0	—	3.3
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(22.9)	(4.1)	—	(27.0)
Inventories and other current assets	—	(15.0)	(2.1)	—	(17.1)
Accounts payable and accrued expenses	(0.1)	(10.9)	(5.3)	—	(16.3)
Income taxes payable/receivable	1.8	—	—	—	1.8
Other	—	(0.7)	0.3	—	(0.4)
Net cash (used in) provided by operating activities – continuing operations	(14.5)	268.3	100.3	—	354.1
Net cash used in operating activities – discontinued operations	—	(0.1)	—	—	(0.1)
Net cash (used in) provided by operating activities	(14.5)	268.2	100.3	—	354.0
Cash flows from investing activities:
Purchases of property and equipment	—	(149.4)	(35.8)	—	(185.2)
Acquisitions, net of cash acquired	—	(46.4)	(141.7)	—	(188.1)
Other	(1.9)	1.3	1.6	—	1.0
Net cash used in investing activities	(1.9)	(194.5)	(175.9)	—	(372.3)
Cash flows from financing activities:
Proceeds from borrowings	1,053.0	—	—	—	1,053.0
Payments of borrowings	(453.7)	—	—	—	(453.7)
Repurchases of common stock	(39.1)	—	—	—	(39.1)
Payment of debt financing costs	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options	39.2	—	—	—	39.2
Change in intercompany balances with affiliates, net	(562.6)	459.7	102.9	—	—
Other	(0.4)	(0.1)	(7.7)	—	(8.2)
Net cash provided by financing activities	16.4	459.6	95.2	—	571.2
Change in cash and cash equivalents	—	533.3	19.6	—	552.9
Cash and cash equivalents at beginning of period	—	25.0	60.0	—	85.0
Cash and cash equivalents at end of period	$—	$558.3	$79.6	$—	$637.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$151.9	$162.4	$41.9	$(200.6)	$155.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(200.6)	—	—	200.6	—
Stock-based compensation	27.4	—	—	—	27.4
Depreciation and amortization	—	155.3	37.8	—	193.1
Amortization of physician minimum revenue guarantees	—	17.7	1.9	—	19.6
Amortization of debt discounts and deferred loan costs	31.4	—	—	—	31.4
Debt transaction costs	4.4	—	—	—	4.4
Impairment charges	—	4.0	—	—	4.0
Deferred income tax benefit	(24.2)	—	—	—	(24.2)
Reserve for self-insurance claims, net of payments	—	0.3	1.3	—	1.6
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(26.1)	(17.2)	—	(43.3)
Inventories and other current assets	—	(4.4)	(5.3)	—	(9.7)
Accounts payable and accrued expenses	(1.6)	11.1	10.0	—	19.5
Income taxes payable/receivable	2.3	—	—	—	2.3
Other	—	2.1	(0.9)	—	1.2
Net cash (used in) provided by operating activities – continuing operations	(9.0)	322.4	69.5	—	382.9
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by operating activities	(9.0)	321.7	69.5	—	382.2
Cash flows from investing activities:
Purchases of property and equipment	—	(196.0)	(25.4)	—	(221.4)
Acquisitions, net of cash acquired	—	(40.3)	(159.4)	—	(199.7)
Other	(0.5)	(0.5)	—	—	(1.0)
Net cash used in investing activities	(0.5)	(236.8)	(184.8)	—	(422.1)
Cash flows from financing activities:
Proceeds from borrowings	555.0	—	—	—	555.0
Payments of borrowings	(469.3)	—	—	—	(469.3)
Repurchases of common stock	(95.5)	—	—	—	(95.5)
Payment of debt financing costs	(10.0)	—	—	—	(10.0)
Proceeds from exercise of stock options	21.8	—	—	—	21.8
Change in intercompany balances with affiliates, net	6.3	(166.0)	159.7	—	—
Other	1.2	(0.2)	(4.3)	—	(3.3)
Net cash provided by (used in) financing activities	9.5	(166.2)	155.4	—	(1.3)
Change in cash and cash equivalents	—	(81.3)	40.1	—	(41.2)
Cash and cash equivalents at beginning of period	—	106.3	19.9	—	126.2
Cash and cash equivalents at end of period	$—	$25.0	$60.0	$—	$85.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$162.9	$167.7	$53.9	$(218.8)	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.2)	—	—	(0.2)
Equity in earnings of affiliates	(218.8)	—	—	218.8	—
Stock-based compensation	24.0	—	—	—	24.0
Depreciation and amortization	—	140.9	24.9	—	165.8
Amortization of physician minimum revenue guarantees	—	17.6	2.2	—	19.8
Amortization of debt discounts and deferred loan costs	30.2	—	—	—	30.2
Deferred income taxes	23.1	—	—	—	23.1
Reserve for self-insurance claims, net of payments	—	14.6	3.4	—	18.0
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(11.8)	(17.7)	—	(29.5)
Inventories and other current assets	(0.1)	(18.4)	(1.6)	—	(20.1)
Accounts payable and accrued expenses	(2.0)	14.0	(9.1)	—	2.9
Income taxes payable/receivable	3.9	—	—	—	3.9
Other	—	(2.5)	0.1	—	(2.4)
Net cash provided by operating activities – continuing operations	23.2	321.9	56.1	—	401.2
Net cash provided by operating activities – discontinued operations	—	0.3	—	—	0.3
Net cash provided by operating activities	23.2	322.2	56.1	—	401.5
Cash flows from investing activities:
Purchases of property and equipment	—	(200.9)	(19.0)	—	(219.9)
Acquisitions, net of cash acquired	—	(2.0)	(119.0)	—	(121.0)
Other	(1.0)	(0.2)	—		(1.2)
Net cash used in investing activities	(1.0)	(203.1)	(138.0)	—	(342.1)
Cash flows from financing activities:
Payments of borrowings	—	(0.1)	—	—	(0.1)
Repurchases of common stock	(174.6)	—	—	—	(174.6)
Payment of debt financing costs	(0.4)	—	—	—	(0.4)
Proceeds from exercise of stock options	39.0	—	—	—	39.0
Change in intercompany balances with affiliates, net	112.6	(210.4)	97.8	—	—
Other	1.2	0.4	(6.1)	—	(4.5)
Net cash (used in) provided by financing activities	(22.2)	(210.1)	91.7	—	(140.6)
Change in cash and cash equivalents	—	(91.0)	9.8	—	(81.2)
Cash and cash equivalents at beginning of period	—	197.3	10.1	—	207.4
Cash and cash equivalents at end of period	$—	$106.3	$19.9	$—	$126.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 14. Subsequent Event

On February 11, 2014, the Company’s Board of Directors authorized under a new stock repurchase plan commencing on April 1, 2014 and ending on October 1, 2015 the repurchase of up to $150.0 million in outstanding shares of its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 14, 2014.

LIFEPOINT HOSPITALS, INC.

By:	/s/ WILLIAM F. CARPENTER III William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 14, 2014
/s/ LEIF M. MURPHY Leif M. Murphy	Chief Financial Officer (Principal Financial Officer)	February 14, 2014
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2014
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 14, 2014
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 14, 2014
/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr.	Director	February 14, 2014
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 14, 2014
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 14, 2014
/s/ JOHN E. MAUPIN, JR., D.D.S. John E. Maupin, Jr., D.D.S.	Director	February 14, 2014
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Lead Director	February 14, 2014

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2010, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Registration Rights Agreement, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.3	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.4	—	Indenture, dated August 10, 2005, between LifePoint Hospitals, Inc. and Citibank, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 10, 2005, File No. 000-51251).
4.5	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.6	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.7	—	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
4.8	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.9	—	Registration Rights Agreement, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA – Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.6	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.7	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.19	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.20	—	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013, File No. 000-51251).
10.21	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.28	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.29	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.30	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.31	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.32	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.33	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.34	—	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith