Form 10-Q
period 2014-03-31
LIFEPOINT HOSPITALS, INC.
filed 2014-04-25
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 18, 2014, the number of outstanding shares of the registrant’s Common Stock was 44,478,896.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues before provision for doubtful accounts	$1,182.8	$1,100.2
Provision for doubtful accounts	175.6	169.1
Revenues	1,007.2	931.1

Salaries and benefits	474.8	433.2
Supplies	157.0	144.7
Other operating expenses	243.5	221.5
Other income	(13.9)	(5.7)
Depreciation and amortization	61.1	55.8
Interest expense, net	33.9	23.9
Debt transaction costs	-	4.4
	956.4	877.8

Income from continuing operations before income taxes	50.8	53.3
Provision for income taxes	13.1	20.3
Income from continuing operations	37.7	33.0
Income from discontinued operations, net of income taxes	-	0.1
Net income	37.7	33.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)
Net income attributable to LifePoint Hospitals, Inc.	$37.1	$32.4

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.81	$0.71
Diluted	$0.78	$0.69

Weighted average shares and dilutive securities outstanding:
Basic	45.9	45.8
Diluted	47.8	47.2

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$37.1	$32.3
Income from discontinued operations, net of income taxes	-	0.1
Net income	$37.1	$32.4

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2014	2013(a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$532.3	$637.9
Accounts receivable, less allowances for doubtful accounts of $729.2 and $741.2 at
March 31, 2014 and December 31, 2013, respectively	654.9	595.7
Inventories	105.0	102.0
Prepaid expenses	38.7	38.0
Deferred tax assets	166.6	147.7
Other current assets	69.2	72.9
	1,566.7	1,594.2
Property and equipment:
Land	127.9	112.3
Buildings and improvements	2,040.3	2,019.6
Equipment	1,501.4	1,469.9
Construction in progress (estimated costs to complete and equip after March 31, 2014 is $63.4)	54.1	58.7
	3,723.7	3,660.5
Accumulated depreciation	(1,506.8)	(1,463.3)
	2,216.9	2,197.2
Deferred loan costs, net	29.7	31.1
Intangible assets, net	73.1	72.6
Other	39.5	40.7
Goodwill	1,633.8	1,651.0
Total assets	$5,559.7	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144.3	$135.9
Accrued salaries	129.6	139.6
Income taxes payable	55.0	2.5
Other current liabilities	204.1	194.7
Current maturities of long-term debt	588.4	583.0
	1,121.4	1,055.7
Long-term debt	1,793.5	1,793.8
Deferred income tax liabilities	210.3	233.1
Long-term portion of reserves for self-insurance claims	140.7	139.8
Other long-term liabilities	57.2	55.4
Long-term income tax liability	16.8	16.6
Total liabilities	3,339.9	3,294.4
Redeemable noncontrolling interests	76.9	59.8
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,760,542 and
65,548,140 shares issued at March 31, 2014 and December 31, 2013, respectively	0.7	0.7
Capital in excess of par value	1,482.8	1,470.7
Accumulated other comprehensive income	3.4	3.4
Retained earnings	1,384.1	1,347.0
Common stock in treasury, at cost, 20,956,563 and 18,404,586 shares at March 31, 2014
and December 31, 2013, respectively	(747.5)	(611.7)
Total LifePoint Hospitals, Inc. stockholders' equity	2,123.5	2,210.1
Noncontrolling interests	19.4	22.5
Total equity	2,142.9	2,232.6
Total liabilities and equity	$5,559.7	$5,586.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$37.7	$33.1
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	-	(0.1)
Stock-based compensation	6.7	6.8
Depreciation and amortization	61.1	55.8
Amortization of physician minimum revenue guarantees	3.9	4.5
Amortization of debt discounts and deferred loan costs	7.3	7.1
Debt transaction costs	-	4.4
Deferred income tax benefit	(41.6)	(7.1)
Reserve for self-insurance claims, net of payments	6.1	4.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(50.5)	(29.5)
Inventories and other current assets	23.1	(6.1)
Accounts payable and accrued expenses	(0.3)	(10.2)
Income taxes payable/receivable	52.5	27.0
Other	2.6	1.5
Net cash provided by operating activities - continuing operations	108.6	91.8
Net cash provided by operating activities - discontinued operations	-	0.4
Net cash provided by operating activities	108.6	92.2

Cash flows from investing activities:
Purchases of property and equipment	(22.5)	(38.5)
Acquisitions, net of cash acquired	(60.6)	(1.3)
Other	(0.5)	0.2
Net cash used in investing activities	(83.6)	(39.6)

Cash flows from financing activities:
Proceeds from borrowings	-	323.0
Payments of borrowings	-	(313.6)
Repurchases of common stock	(135.8)	(7.1)
Payment of debt financing costs	(0.4)	(0.9)
Proceeds from exercise of stock options	7.2	23.6
Other	(1.6)	(2.2)
Net cash (used in) provided by financing activities	(130.6)	22.8

Change in cash and cash equivalents	(105.6)	75.4
Cash and cash equivalents at beginning of period	637.9	85.0
Cash and cash equivalents at end of period	$532.3	$160.4

Supplemental disclosure of cash flow information:
Interest payments	$3.7	$7.2
Capitalized interest	$0.2	$0.4
Income tax payments, net	$2.3	$0.5

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2013 (a)	47.1	$0.7	$1,470.7	$3.4	$1,347.0	$(611.7)	$22.5	$2,232.6
Net income	-	-	-	-	37.1	-	(0.1)	37.0
Exercise of stock options and
tax benefits of stock-based
awards	0.2	-	7.2	-	-	-	-	7.2
Stock-based compensation	-	-	6.7	-	-	-	-	6.7
Repurchases of common stock,
at cost	(2.5)	-	-	-	-	(135.8)	-	(135.8)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(1.8)	-	-	-	(2.6)	(4.4)
Cash distributions to
noncontrolling interests	-	-	-	-	-	-	(0.4)	(0.4)
Balance at March 31, 2014	44.8	$0.7	$1,482.8	$3.4	$1,384.1	$(747.5)	$19.4	$2,142.9

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Note 1. Organization, Basis of Presentation and Recently Issued Accounting Pronouncement

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At March 31, 2014, on a consolidated basis, the Company operated 61 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”).  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.  The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

The Company may, from time-to-time, identify one or more individual facilities that do not meet the Company’s on-going or future business strategy.  In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the results of the identified facility would continue to be reported as a component of the Company’s consolidated results.  However, in this event and in accordance with ASU 2014-8, additional disclosures would be required.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$316.8	31.5%	$318.2	34.2%
Medicaid	140.2	13.9	126.8	13.6
HMOs, PPOs and other private insurers	536.6	53.2	457.6	49.2
Self-pay	167.2	16.6	181.4	19.5
Other	22.0	2.2	16.2	1.7
Revenues before provision for doubtful accounts	1,182.8	117.4	1,100.2	118.2
Provision for doubtful accounts	(175.6)	(17.4)	(169.1)	(18.2)
Revenues	$1,007.2	100.0%	$931.1	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2014 (in millions):

Balance at January 1, 2014	$741.2
Additions recognized as a reduction to revenues	175.6
Accounts written off, net of recoveries	(187.6)
Balance at March 31, 2014	$729.2

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 52.7% and 55.4% as of March 31, 2014 and December 31, 2013, respectively.  The decrease in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, as of March 31, 2014 as compared to December 31, 2013 is primarily the result of a decrease in self-pay revenues and the write-off of aged and fully reserved accounts receivable during the three months ended March 31, 2014. Additionally, as of March 31, 2014 and December 31, 2013, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were comparable at 87.3% and 86.5%, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Note 3. General and Administrative Costs

    The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $52.2 million and $48.0 million for the three months ended March 31, 2014 and 2013, respectively. Included in the Company’s hospital support center overhead costs are depreciation and amortization expense related to the Company’s information systems platforms as well as transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) as of March 31, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$433.1	$433.1	$433.1	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.0	$224.2
6.625% Senior Notes	$400.0	$400.0	$432.0	$425.0
5.5% Senior Notes	$700.0	$700.0	$729.8	$703.5
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$603.0	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Note 5. Acquisition

Wilson Medical Center (“Wilson”)

Effective March 1, 2014,  Duke LifePoint Healthcare,  a joint venture between the Company and a wholly-controlled affiliate of Duke University Health System, Inc., acquired an 80% interest in an entity that owns Wilson, a 294 bed hospital and 90 bed long-term care facility located in Wilson,  North Carolina for approximately $59.8 million, including net working capital. The Company indirectly owns a controlling interest in Duke LifePoint Healthcare. The Company, through Duke LifePoint Healthcare, has committed to invest in Wilson an additional $120.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Wilson are included in the Company’s results of operations beginning on March 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Wilson have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of the property and equipment, acquired intangible assets and certain other assets acquired and obligations assumed. The Company expects to finalize its analysis during 2014.

Note 6. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2013 and did not incur an impairment charge.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$66.9	$73.4
Accumulated amortization	(35.4)	(39.4)
Net total	31.5	34.0
Non-competition agreements
Gross carrying amount	24.5	24.5
Accumulated amortization	(14.9)	(14.1)
Net total	9.6	10.4
Total amortized intangible assets
Gross carrying amount	91.4	97.9
Accumulated amortization	(50.3)	(53.5)
Net total	41.1	44.4

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	27.9	24.9
Licenses, provider numbers, accreditations and other	4.1	3.3
Net total	32.0	28.2

Total intangible assets:
Gross carrying amount	123.4	126.1
Accumulated amortization	(50.3)	(53.5)
Net total	$73.1	$72.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company’s liability for contract-based physician minimum revenue guarantees was $10.1 million and $11.5 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

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

Note 7.  Income Taxes

The Company’s income tax provision was $13.1 million for an effective income tax rate of 26.1% during the three months ended March 31, 2014 as compared to $20.3 million for an effective income tax rate of 38.6% during the three months ended March 31, 2013.  The Company’s effective income tax rate was lower during the three months ended March 31, 2014 as a result of the reversal of a previously established valuation allowance against its deferred tax assets for federal net operating losses generated by the Company’s Michigan physician practice operations, which were previously thought to be unrecoverable.  The impact of the reversal during the three months ended March 31, 2014 resulted in an increase to net income of $6.0 million, or $0.13 per diluted share.

Note 8. Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”).  The Company is not obligated to repurchase any specific number of shares under either of its repurchase plans.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The 2011 Repurchase Plan provides for the repurchase of up to $350.0 million in shares of the Company’s common stock through August 20, 2014. In connection with the 2011 Repurchase Plan, the Company repurchased approximately 2.4 million shares for an aggregate purchase price, including commissions, of $128.6 million at an average purchase price of $53.22 per share during the three months ended March 31, 2014.   Additionally, the Company had unfulfilled commitments to purchase an additional 0.3 million shares that were settled subsequent to March 31, 2014 totaling approximately $17.8 million. There were no repurchases made in accordance with the 2011 Repurchase Plan during the three months ended March 31, 2013.  As of March 31, 2014, excluding the subsequently settled transactions totaling approximately $17.8 million, the Company had remaining authority to repurchase up to an additional $36.1 million in shares in accordance with the 2011 Repurchase Plan.  The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock from April 1, 2014 through October 1, 2015.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stock-holder approved stock-based compensation plans. The Company redeemed approximately 0.1 million and 0.2 million shares vested under these plans during the three months ended March 31, 2014 and 2013 for an aggregate purchase price of approximately $7.2 million and $7.1 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and the Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of the Company’s employees and non-employee directors.  The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted.  No shares remain available for new awards granted under the 1998 LTIP or the ODSICP.

Stock Options

The Company granted options to purchase 712,950 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2014.  The Company granted options to purchase 735,200 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the three months ended March 31, 2013.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP and the 1998 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the three months ended March 31, 2014 and 2013 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected volatility	29.0%	31.0%
Risk-free interest rate, minimum	0.05%	0.05%
Risk-free interest rate, maximum	2.71%	1.95%
Expected dividends	-	-
Average expected term (years)	5.4	5.3
Fair value per share of stock options granted	$13.95	$11.97

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $2.7 million and $6.8 million, respectively. The Company received $7.2 million and $23.6 million in cash from stock option exercises for the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, there was $15.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

Other Stock-Based Awards

The Company granted 341,155 restricted stock units to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2014.  The Company granted 411,000 restricted stock units to certain officers and employees in accordance with the 1998 LTIP during the three months ended March 31, 2013.  Excluding the fair value of the performance-based awards granted during the three months ended March 31, 2014, the fair value of these restricted stock units was determined based on the closing price of the Company’s common stock on the day prior to the grant date. The restricted stock units granted during the three months ended March 31, 2014 and 2013 have either cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the three months ended March 31, 2014, 236,000 were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. The number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, the awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash and their respective fair values were estimated using the Monte-Carlo simulation valuation model.  The Company recognizes compensation expense for the portion of the award that would ultimately be settled in the Company’s common stock for the targeted units at its Monte-Carlo simulation value if the requisite service period is rendered, even if the market condition is never satisfied.  The Company will classify as a liability and recognize compensation expense for the portion of the award that would ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value that will be marked-to-market until settlement.

Of the restricted stock units granted during the three months ended March 31, 2013, 307,000 were performance-based awards that,  in addition to requiring continuing service of an employee, the vesting of which is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 307,000 performance-based awards granted during the three months ended March 31, 2013 have not been met and are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for these performance-based awards, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for these performance-based awards, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

Notwithstanding the specific grant vesting requirements, award agreements under the 2013 LTIP and the 1998 LTIP may provide for accelerated vesting in certain circumstances.  Generally, award agreements provide for full vesting upon the death or disability of the participant.  Some award agreements also provide for partial or full vesting upon involuntary termination of employment, provided that if the award is performance-based then the accelerated vesting would occur only if the performance goals are attained.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

As of March 31, 2014,  there was $30.4 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.1 years.

    The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013
Equity awards:
Other stock-based awards	$4.3	$4.0
Stock options	2.4	2.8
	6.7	6.8
Liability awards:
Other stock-based awards	0.2	-
Total stock-based compensation expense	$6.9	$6.8
Tax benefit on stock-based compensation expense	$2.7	$2.7

    The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2014 or 2013. As of March 31, 2014, there was $46.2 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to the Centers for Medicare and Medicaid Services (“CMS”) via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

In connection with the Company’s acquisition of Marquette General Health System, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.  The Company has made reasonable estimates of these potential liabilities and at March 31, 2014 has recorded an aggregate of $18.0 million representing the fair values of its potential obligation to the Marquette Seller.  The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ.  The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure.  The hospital that received the subpoena has produced responsive documents, including patient files, on a rolling basis.  The Company is cooperating with the government in addressing these matters and is conducting an internal review of the procedures performed by these physicians.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $25.1 million at March 31, 2014.   The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.1 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $54.1 million in costs related to uncompleted projects as of March 31, 2014, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At March 31, 2014, these uncompleted projects had an estimated cost to complete and equip of approximately $63.4 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities. As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Acquisitions

The Company has historically acquired businesses with prior operating histories. Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings per share
attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$37.7	$33.0
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)
Income from continuing operations attributable to
LifePoint Hospitals, Inc. stockholders	37.1	32.3
Income from discontinued operations, net of income taxes	-	0.1
Net income attributable to LifePoint Hospitals, Inc.	$37.1	$32.4

Denominator:
Weighted average shares outstanding - basic	45.9	45.8
Effect of dilutive securities:
Stock options and other stock-based awards	1.5	1.4
3 ½ % Notes	0.4	-
Weighted average shares outstanding - diluted	47.8	47.2

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.81	$0.71
Diluted	$0.78	$0.69

     The Company’s outstanding convertible debt instruments are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if their conversion price is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three months ended March 31, 2014 and 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes and the 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The guarantees are subject to customary release provisions set forth in the agreements for the 6.625% Senior Notes and the 5.5% Senior Notes.

The condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013.  Prior year amounts have been reclassified to conform to current year presentation.

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$838.0	$344.8	$-	$1,182.8
Provision for doubtful accounts	-	128.3	47.3	-	175.6
Revenues	-	709.7	297.5	-	1,007.2

Salaries and benefits	6.9	324.5	143.4	-	474.8
Supplies	-	102.7	54.3	-	157.0
Other operating expenses	-	180.7	62.8	-	243.5
Other income	-	(13.6)	(0.3)	-	(13.9)
Equity in earnings of affiliates	(56.3)	-	-	56.3	-
Depreciation and amortization	-	45.3	15.8	-	61.1
Interest expense, net	14.3	17.0	2.6	-	33.9
Management (income) fees	-	(5.1)	5.1	-	-
	(35.1)	651.5	283.7	56.3	956.4
Income from continuing operations
before taxes	35.1	58.2	13.8	(56.3)	50.8
(Benefit) provision for income taxes	(2.0)	15.1	-	-	13.1
Net income	37.1	43.1	13.8	(56.3)	37.7
Less: Net income attributable to
noncontrolling interests	-	(0.2)	(0.4)	-	(0.6)
Net income attributable to LifePoint
Hospitals, Inc.	$37.1	$42.9	$13.4	$(56.3)	$37.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$842.8	$257.4	$-	$1,100.2
Provision for doubtful accounts	-	134.2	34.9	-	169.1
Revenues	-	708.6	222.5	-	931.1

Salaries and benefits	6.8	319.7	106.7	-	433.2
Supplies	-	100.6	44.1	-	144.7
Other operating expenses	0.4	174.2	46.9	-	221.5
Other income	-	(5.7)	-	-	(5.7)
Equity in earnings of affiliates	(44.9)	-	-	44.9	-
Depreciation and amortization	-	43.6	12.2	-	55.8
Interest expense, net	4.8	16.9	2.2	-	23.9
Debt transaction costs	4.4	-	-	-	4.4
Management (income) fees	-	(3.3)	3.3	-	-
	(28.5)	646.0	215.4	44.9	877.8
Income from continuing operations
before taxes	28.5	62.6	7.1	(44.9)	53.3
(Benefit) provision for income taxes	(3.9)	24.2	-	-	20.3
Income from continuing operations	32.4	38.4	7.1	(44.9)	33.0
Income from discontinued operations,
net of taxes	-	0.1	-	-	0.1
Net income	32.4	38.5	7.1	(44.9)	33.1
Less: Net income attributable
to noncontrolling interests	-	-	(0.7)	-	(0.7)
Net income attributable to LifePoint
Hospitals, Inc.	$32.4	$38.5	$6.4	$(44.9)	$32.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$441.8	$90.5	$-	$532.3
Accounts receivable, net	-	473.1	181.8	-	654.9
Inventories	-	73.0	32.0	-	105.0
Prepaid expenses	-	29.4	9.3	-	38.7
Deferred tax assets	166.6	-	-	-	166.6
Other current assets	-	30.9	38.3	-	69.2
	166.6	1,048.2	351.9	-	1,566.7
Property and equipment:
Land	-	73.8	54.1	-	127.9
Buildings and improvements	-	1,572.7	467.6	-	2,040.3
Equipment	-	1,259.3	242.1	-	1,501.4
Construction in progress	-	39.0	15.1	-	54.1
	-	2,944.8	778.9	-	3,723.7
Accumulated depreciation	-	(1,337.4)	(169.4)	-	(1,506.8)
	-	1,607.4	609.5	-	2,216.9
Deferred loan costs, net	29.7	-	-	-	29.7
Intangible assets, net	-	37.9	35.2	-	73.1
Investments in subsidiaries	1,907.6	-	-	(1,907.6)	-
Due from subsidiaries	2,658.1	-	-	(2,658.1)	-
Other	4.3	21.2	14.0	-	39.5
Goodwill	-	1,435.3	198.5	-	1,633.8
Total assets	$4,766.3	$4,150.0	$1,209.1	$(4,565.7)	$5,559.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$101.6	$42.7	$-	$144.3
Accrued salaries	-	91.2	38.4	-	129.6
Income taxes payable	55.0	-	-	-	55.0
Other current liabilities	34.0	123.8	46.3	-	204.1
Current maturities of long-term debt	586.7	0.6	1.1	-	588.4
	675.7	317.2	128.5	-	1,121.4
Long-term debt	1,740.0	49.8	3.7	-	1,793.5
Due to Parent	-	2,167.7	490.4	(2,658.1)	-
Deferred income tax liabilities	210.3	-	-	-	210.3
Long-term portion of reserves for self-insurance claims	-	111.6	29.1	-	140.7
Other long-term liabilities	-	20.6	36.6	-	57.2
Long-term income tax liability	16.8	-	-	-	16.8
Total liabilities	2,642.8	2,666.9	688.3	(2,658.1)	3,339.9
Redeemable noncontrolling interests	-	-	76.9	-	76.9
Total LifePoint Hospitals, Inc. stockholders' equity	2,123.5	1,481.6	426.0	(1,907.6)	2,123.5
Noncontrolling interests	-	1.5	17.9	-	19.4
Total equity	2,123.5	1,483.1	443.9	(1,907.6)	2,142.9
Total liabilities and equity	$4,766.3	$4,150.0	$1,209.1	$(4,565.7)	$5,559.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$558.3	$79.6	$-	$637.9
Accounts receivable, net	-	444.3	151.4	-	595.7
Inventories	-	73.4	28.6	-	102.0
Prepaid expenses	0.1	30.6	7.3	-	38.0
Deferred tax assets	147.7	-	-	-	147.7
Other current assets	-	53.0	19.9	-	72.9
	147.8	1,159.6	286.8	-	1,594.2
Property and equipment:
Land	-	76.0	36.3	-	112.3
Buildings and improvements	-	1,570.1	449.5	-	2,019.6
Equipment	-	1,256.4	213.5	-	1,469.9
Construction in progress	-	45.6	13.1	-	58.7
	-	2,948.1	712.4	-	3,660.5
Accumulated depreciation	-	(1,309.0)	(154.3)	-	(1,463.3)
	-	1,639.1	558.1	-	2,197.2
Deferred loan costs, net	31.1	-	-	-	31.1
Intangible assets, net	-	40.3	32.3	-	72.6
Investments in subsidiaries	1,853.1	-	-	(1,853.1)	-
Due from subsidiaries	2,760.4	-	-	(2,760.4)	-
Other	3.4	22.4	14.9	-	40.7
Goodwill	-	1,435.1	215.9	-	1,651.0
Total assets	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$99.1	$36.8	$-	$135.9
Accrued salaries	-	102.1	37.5	-	139.6
Income taxes payable	2.5	-	-	-	2.5
Other current liabilities	12.3	146.4	36.0	-	194.7
Current maturities of long-term debt	581.4	0.7	0.9	-	583.0
	596.2	348.3	111.2	-	1,055.7
Long-term debt	1,739.8	50.0	4.0	-	1,793.8
Due to Parent	-	2,324.8	435.6	(2,760.4)	-
Deferred income tax liabilities	233.1	-	-	-	233.1
Long-term portion of reserves for self-insurance claims	-	113.5	26.3	-	139.8
Other long-term liabilities	-	20.2	35.2	-	55.4
Long-term income tax liability	16.6	-	-	-	16.6
Total liabilities	2,585.7	2,856.8	612.3	(2,760.4)	3,294.4
Redeemable noncontrolling interests	-	-	59.8	-	59.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,210.1	1,438.2	414.9	(1,853.1)	2,210.1
Noncontrolling interests	-	1.5	21.0	-	22.5
Total equity	2,210.1	1,439.7	435.9	(1,853.1)	2,232.6
Total liabilities and equity	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$37.1	$43.1	$13.8	$(56.3)	$37.7
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(56.3)	-	-	56.3	-
Stock-based compensation	6.7	-	-	-	6.7
Depreciation and amortization	-	45.3	15.8	-	61.1
Amortization of physician minimum revenue guarantees	-	3.6	0.3	-	3.9
Amortization of debt discounts and deferred loan costs	7.3	-	-	-	7.3
Deferred income tax benefit	(41.6)	-	-	-	(41.6)
Reserve for self-insurance claims, net of payments	-	3.3	2.8	-	6.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(32.2)	(18.3)	-	(50.5)
Inventories and other current assets	0.1	23.8	(0.8)	-	23.1
Accounts payable and accrued expenses	21.7	(28.5)	6.5	-	(0.3)
Income taxes payable/receivable	52.5	-	-	-	52.5
Other	(0.1)	1.3	1.4	-	2.6
Net cash provided by operating activities	27.4	59.7	21.5	-	108.6

Cash flows from investing activities:
Purchases of property and equipment	-	(15.7)	(6.8)	-	(22.5)
Acquisitions, net of cash acquired	-	(2.7)	(57.9)	-	(60.6)
Other	(0.8)	(0.6)	0.9	-	(0.5)
Net cash used in investing activities	(0.8)	(19.0)	(63.8)	-	(83.6)

Cash flows from financing activities:
Repurchases of common stock	(135.8)	-	-	-	(135.8)
Payment of debt financing costs	(0.4)	-	-	-	(0.4)
Proceeds from exercise of stock options	7.2	-	-	-	7.2
Change in intercompany balances with affiliates, net	102.4	(157.2)	54.8	-	-
Other	-	-	(1.6)	-	(1.6)
Net cash (used in) provided by financing activities	(26.6)	(157.2)	53.2	-	(130.6)

Change in cash and cash equivalents	-	(116.5)	10.9	-	(105.6)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$441.8	$90.5	$-	$532.3

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32.4	$38.5	$7.1	$(44.9)	$33.1
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.1)	-	-	(0.1)
Equity in earnings of affiliates	(44.9)	-	-	44.9	-
Stock-based compensation	6.8	-	-	-	6.8
Depreciation and amortization	-	43.6	12.2	-	55.8
Amortization of physician minimum revenue guarantees	-	4.0	0.5	-	4.5
Amortization of debt discounts and deferred loan costs	7.1	-	-	-	7.1
Debt transaction costs	4.4	-	-	-	4.4
Deferred income tax benefit	(7.1)	-	-	-	(7.1)
Reserve for self-insurance claims, net of payments	-	0.4	4.2	-	4.6
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(24.6)	(4.9)	-	(29.5)
Inventories and other current assets	0.1	(5.8)	(0.4)	-	(6.1)
Accounts payable and accrued expenses	9.4	(23.7)	4.1	-	(10.2)
Income taxes payable/receivable	27.0	-	-	-	27.0
Other	0.1	0.9	0.5	-	1.5
Net cash provided by operating activities - continuing
operations	35.3	33.2	23.3	-	91.8
Net cash provided by operating activities - discontinued
operations	-	0.4	-	-	0.4
Net cash provided by operating activities	35.3	33.6	23.3	-	92.2

Cash flows from investing activities:
Purchases of property and equipment	-	(29.8)	(8.7)	-	(38.5)
Acquisitions, net of cash acquired	-	(1.3)	-	-	(1.3)
Other	(0.2)	0.4	-	-	0.2
Net cash used in investing activities	(0.2)	(30.7)	(8.7)	-	(39.6)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(313.6)	-	-	-	(313.6)
Repurchases of common stock	(7.1)	-	-	-	(7.1)
Payment of debt financing costs	(0.9)	-			(0.9)
Proceeds from exercise of stock options	23.6	-	-	-	23.6
Change in intercompany balances with affiliates, net	(60.1)	62.3	(2.2)	-	-
Other	-	(0.2)	(2.0)	-	(2.2)
Net cash (used in) provided by financing activities	(35.1)	62.1	(4.2)	-	22.8

Change in cash and cash equivalents	-	65.0	10.4	-	75.4
Cash and cash equivalents at beginning of period	-	25.0	60.0	-	85.0
Cash and cash equivalents at end of period	$-	$90.0	$70.4	$-	$160.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.  Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including investments in information systems and to add new technologies, modernize facilities and expand services available at our facilities; implementation of supply chain management and revenue cycle functions; the impact of accounting methodologies; increasing professional fees; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; the amount of reimbursement payments under the New Mexico state program; patient volumes and related revenues; claims and legal actions relating to professional liabilities, governmental investigations; and physician recruiting and retention.

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2013 Annual Report on Form 10-K. Any factor described in this report and in the 2013 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2013 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At March 31, 2014, on a consolidated basis, we operated 61 hospital campuses in 20 states, having a total of 7,280 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $1,007.2 million and $931.1 million during the three months ended March 31, 2014 and 2013, respectively.  We derived revenues from the Medicare and Medicaid programs, collectively of 45.4% and 47.8% during the three months ended March 31, 2014 and 2013, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”) dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act do not take effect until 2014 or later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013. Although the expansion of health insurance coverage is projected to increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act became effective in 2014 and others will not become effective until later years. The impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

In 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at March 31, 2014, only seven of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, several bills have been and may continue to be introduced in Congress to delay, defund, repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with great certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, continued legislative efforts to delay, defund or repeal implementation of or amend the Affordable Care Act may impact our business in the future.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act.  These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

On March 4, 2014, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2015 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by $400 billion from FFY 2015 to FFY 2024. The Proposed Budget would achieve these reductions by, among other things, reducing payments to Medicare providers, reducing payments for prescription drugs covered under Medicare Part B and Part D, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

“Two Midnight Rule”

In the Medicare program’s hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2014, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors and other Medicare review contractors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors (“MACs”) to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014, and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAM Act”) into law.  Among other things, the PAM Act extends the delay of the enforcement of the two midnight rule by recovery auditor and other Medicare review contractors through March 31, 2015, and authorizes CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014, and March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations and when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays.  Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act.  We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS.  We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated.  The SGR formula has resulted in payment decreases to physicians every year since 2002.  However, all but one of those payment decreases has been averted by Congressional action. For calendar year (“CY”) 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”) delayed the application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. The PAM Act extends the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014.  It also provides that there will be no increase to the CY 2015 PFS from January 1, 2015 through March 31, 2015.

We cannot predict whether Congress will pass legislation, such as the SGR Repeal and Medicare Provider Payment Modernization Act, to avert the rate cut for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

Protecting Access to Medicare Act of 2014

As previously noted, on April 1, 2014, President Obama signed in to law the Protecting Access to Medicare Act of 2014, or the PAM Act. In addition to delaying the enforcement of the two midnight rule and extending the PFS payment rate increase provided by the Pathway Act, the PAM Act made changes to a number of payment and other provisions of the Medicare and Medicaid programs.  Among other things, the PAM Act:

•

Extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by the Medicare program, through March 31, 2015;

•

Extends the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located 15 road miles from another general acute care hospital and have less than 1,600 Medicare discharges each fiscal year, through March 31, 2015;

•	Extends the Transitional Medicare Assistance Program, which provides Medicaid insurance coverage for families transitioning from welfare to work, through March 31, 2015;
•

Establishes a value based purchasing program for skilled nursing facilities that, beginning October 1, 2018, will withhold 2% of the Medicare program’s payments to skilled nursing facilities and re-distribute between 50% to 70% of the amount that is withheld to high performing facilities with reduced hospital readmissions;

•

Delays until October 1, 2017, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective on October 1, 2016, and extends those reductions through FFY 2024; and

•

Realigns the Medicare sequester for FFY 2024 so that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0.0% sequester for the second six months of FFY 2024, instead of a 2.0% sequester for the full 12-month period.

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

Privacy and Security Requirements and Administrative Simplification Provisions

We are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act, which are designed to protect the confidentiality, availability and integrity of health information.  The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. The HIPAA privacy standards, which apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.  They also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information.  The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.  Also, in January 2014, the Federal Trade Commission (the “FTC”) ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identity theft and privacy intrusions.

The HITECH Act, among other things, strengthened the HIPAA privacy and security requirements, significantly increased the penalties for violations of the HIPAA privacy and security regulations, imposed varying civil monetary penalties and created a private cause of action for state attorneys general for certain HIPAA violations, extended HIPAA’s security provisions to business associates, and created new security breach notification requirements.  The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years.  In 2011, HHS initiated a pilot audit program that ran through December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations.  On February 24, 2014, HHS announced its plan to survey 1,200 organizations as a first step in selecting organizations for the next round of HIPAA audits.  We cannot predict whether our hospitals will be selected in the future for an audit or the results of such an audit.

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which became effective on March 26, 2013, that modified prior HIPAA regulations and implemented many of the provisions of the HITECH Act.  Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that some existing agreements with business associates may qualify for an extended compliance date of September 23, 2014.  The Final HIPAA Rule modifications include, among other things: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. While providers were previously required to begin using the ICD-10 coding system on October 1, 2014, the PAM Act delayed the effective date of the ICD-10 transition to October 1, 2015. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. During the three months ended March 31, 2014, our self-pay revenues decreased primarily as a result of a decrease in admissions as well as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles.   Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations.  For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $2.6 million and $7.1 million during the three months ended March 31, 2014 and 2013, respectively.  This represents a net period over period decrease in revenues of $4.5 million.  This change primarily impacted our hospital, Memorial Medical Center of Las Cruces, New Mexico.  Currently, for 2014, we anticipate annual reimbursement under the New Mexico SCPP to approximate between $9.0 million and $11.0 million. Changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

bps.   Basis point change.

Continuing operations.    Continuing operations information includes the results of our hospital support center, our same-hospital operations and our recent acquisitions completed in 2014 and 2013.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 57 hospitals operated during the three months ended March 31, 2014 and 2013.  Same-hospital information excludes the results of our recent acquisitions completed in 2014 and 2013 and our hospitals that have previously been disposed, with the exception of Scott  Memorial Hospital, which we acquired effective January 1, 2013 through our joint venture with Norton Healthcare, Inc. and which is included in our same-hospital information.

For the Three Months Ended March 31, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,182.8	117.4%	$1,100.2	118.2%
Provision for doubtful accounts	175.6	17.4	169.1	18.2
Revenues	1,007.2	100.0	931.1	100.0

Salaries and benefits	474.8	47.1	433.2	46.5
Supplies	157.0	15.6	144.7	15.5
Other operating expenses	243.5	24.2	221.5	23.8
Other income	(13.9)	(1.4)	(5.7)	(0.6)
Depreciation and amortization	61.1	6.1	55.8	6.0
Interest expense, net	33.9	3.4	23.9	2.6
Debt transaction costs	-	-	4.4	0.5
	956.4	95.0	877.8	94.3

Income from continuing operations before income taxes	50.8	5.0	53.3	5.7
Provision for income taxes	13.1	1.3	20.3	2.2
Income from continuing operations	37.7	3.7	33.0	3.5
Less: Net income attributable to noncontrolling interests	(0.6)	-	(0.7)	(0.1)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$37.1	3.7%	$32.3	3.4%

Revenues

The following table presents the components of revenues for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended
	March 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$1,182.8	$1,100.2	$82.6	7.5%
Provision for doubtful accounts	175.6	169.1	6.5	3.9
Revenues	$1,007.2	$931.1	$76.1	8.2

Same-hospital:
Revenues before provision for doubtful accounts	$1,097.5	$1,100.2	$(2.7)	(0.2)%
Provision for doubtful accounts	168.9	169.1	(0.2)	(0.1)
Revenues	$928.6	$931.1	$(2.5)	(0.3)

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$316.8	31.5%	$318.2	34.2%
Medicaid	140.2	13.9	126.8	13.6
HMOs, PPOs and other private insurers	536.6	53.2	457.6	49.2
Self-pay	167.2	16.6	181.4	19.5
Other	22.0	2.2	16.2	1.7
Revenues before provision for doubtful accounts	1,182.8	117.4	1,100.2	118.2
Provision for doubtful accounts	(175.6)	(17.4)	(169.1)	(18.2)
Revenues	$1,007.2	100.0%	$931.1	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013	Increase	% Increase
Revenues per equivalent admission - continuing operations	$8,309	$7,995	$314	3.9
Revenues per equivalent admission - same-hospital	$8,125	$7,995	$130	1.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Admissions	52,066	52,249	(183)	(0.4)
Equivalent admissions	121,210	116,463	4,747	4.1
Medicare case mix index	1.38	1.37	0.01	0.7
Average length of stay (days)	4.8	4.7	0.1	2.1
Inpatient surgeries	13,477	13,540	(63)	(0.5)
Outpatient surgeries	45,834	44,036	1,798	4.1
Total surgeries	59,311	57,576	1,735	3.0
Emergency room visits	297,432	292,084	5,348	1.8
Outpatient factor	2.33	2.23	0.10	4.5

Same-hospital:
Admissions	49,457	52,249	(2,792)	(5.3)
Equivalent admissions	114,295	116,463	(2,168)	(1.9)
Medicare case mix index	1.38	1.37	0.01	0.7
Average length of stay (days)	4.6	4.7	(0.1)	(2.1)
Inpatient surgeries	12,736	13,540	(804)	(5.9)
Outpatient surgeries	42,897	44,036	(1,139)	(2.6)
Total surgeries	55,633	57,576	(1,943)	(3.4)
Emergency room visits	281,092	292,084	(10,992)	(3.8)
Outpatient factor	2.31	2.23	0.08	3.6

For the three months ended March 31, 2014, our same-hospital revenues before provision for doubtful accounts decreased $2.7 million, or 0.2%, to $1,097.5 million as compared to $1,100.2 million for the same period last year.  This decrease was primarily driven by decreases in our same-hospital admissions and equivalent admissions partially offset by higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform.  For the three months ended March 31, 2014, our same-hospital admissions and equivalent admissions decreased 5.3% and 1.9%, respectively, as compared to the same period last year primarily as a result of a continued decline in our one day stay admissions and a 3.8% decrease in emergency room visits, which can result in subsequent admissions or inpatient surgeries.  Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$31.1	3.1%	$32.7	3.5%	$(1.6)	(5.2)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$167.2	16.6%	$181.4	19.5%	$(14.2)	(7.8)%
Net revenue days outstanding
(at end of period)	60.2	N/A	55.8	N/A	4.4	7.9%

Same-hospital:
Related key indicators:
Charity care write-offs	$28.1	3.0%	$32.7	3.5%	$(4.6)	(14.2)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$159.2	17.1%	$181.4	19.5%	$(22.2)	(12.2)%
Net revenue days outstanding
(at end of period)	61.4	N/A	55.8	N/A	5.6	10.0%

For the three months ended March 31, 2014, our provision for doubtful accounts increased by $6.5 million, or 3.9%, to $175.6 million on a continuing operations basis and decreased by $0.2 million, or 0.1%, to $168.9 million on a same-hospital basis as compared to the same period last year.  Our same-hospital provision for doubtful accounts decreased primarily as a result of decreases in self-pay revenues during the three months ended March 31, 2014. Same-hospital self-pay revenues decreased by $22.2 million over the same period last as a result of a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  The provision for doubtful accounts relates principally to self-pay amounts due from patients. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2013 Annual Report on Form 10-K.

Our net revenue days outstanding at March 31, 2014 increased to 60.2 days compared to 55.8 days at March 31, 2013 on a continuing operations basis.  However, our net revenue days outstanding at March 31, 2014 included just 31 days of net revenue for Wilson Medical Center (“Wilson”), which is a 294 bed hospital and 90 bed long-term care facility located in Wilson, North Carolina.  Effective March 1, 2014, Duke LifePoint Healthcare, a joint venture between us and a wholly-controlled affiliate of Duke University Health System, Inc., acquired an 80% interest in an entity that owns Wilson.  After normalizing for a full quarter of revenue for Wilson, we estimated that on a continuing operations basis our net revenue days outstanding would have been 59.1 at March 31, 2014.  On a same-hospital basis, our net revenue days outstanding at March 31, 2014 increased to 61.4 days compared to 55.8 days at March 31, 2013.  Including the normalizing adjustment for Wilson for the prior year, our net revenue days outstanding increased on both a continuing operations and same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$474.8	47.1%	$433.2	46.5%	$41.6	9.6%
Man-hours per equivalent admission	109.0	N/A	107.8	N/A	1.2	1.1%
Salaries and benefits per equivalent
admission	$3,909	N/A	$3,740	N/A	$169	4.5%

For the three months ended March 31, 2014, our salaries and benefits expense increased to $474.8 million, or 9.6%, as compared to $433.2 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$157.0	15.6%	$144.7	15.5%	$12.3	8.5%
Supplies per equivalent admission	$1,295	N/A	$1,242	N/A	$53	4.3%

For the three months ended March 31, 2014, our supplies expense increased to $157.0 million, or 8.5%, as compared to $144.7 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Professional fees	$37.0	3.7%	$31.8	3.4%	$5.2	16.3%
Utilities	19.9	2.0	16.9	1.8	3.0	17.3
Repairs and maintenance	27.0	2.7	23.6	2.5	3.4	14.2
Rents and leases	10.5	1.0	9.2	1.0	1.3	13.4
Insurance	10.1	1.0	9.4	1.0	0.7	7.8
Physician recruiting	6.0	0.6	7.2	0.8	(1.2)	(17.4)
Contract services	71.8	7.1	64.5	6.9	7.3	11.4
Non-income taxes	28.7	2.9	25.1	2.7	3.6	14.3
Other	32.5	3.2	33.8	3.7	(1.3)	(3.7)
	$243.5	24.2	$221.5	23.8	$22.0	9.9%

For the three months ended March 31, 2014, our other operating expenses increased to $243.5 million, or 9.9%, as compared to $221.5 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital professional fees and contract services.

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

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended March 31, 2014, we recognized $13.9 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $5.7 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended March 31, 2014, our depreciation and amortization expense increased by $5.3 million, or 9.5%  to $61.1 million, or 6.1% of revenues, as compared to $55.8 million, or 6.0% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense increased by $10.0 million, or 42.0% to $33.9 million for the three months ended March 31, 2014 as compared to $23.9 million for the same period last year.  On December 6, 2013, we issued in a private placement $700.0 million of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of our senior secured incremental term loans (the “Incremental Term Loans”) and we intend to use the remaining net proceeds to fund acquisitions and for other general corporate purposes, which may include, among other things, the repurchase of our outstanding common stock from time to time and the repayment of additional indebtedness, including 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”).  The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the current period as compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Debt Transaction Costs

In connection with the issuance of the Incremental Term Loans and repurchase of the 3¼% convertible senior subordinated debentures during the three months ended March 31, 2013, we recorded $4.4 million of debt transaction costs.

Provision for Income Taxes

Our provision for income taxes was $13.1 million, or 1.3% of revenues, for the three months ended March 31, 2014, as compared to $20.3 million, or 2.2% of revenues, for the same period last year.  The $7.2 million decrease in the provision for income taxes was primarily attributable to a decrease in our effective tax rate to 26.1% for the three months ended March 31, 2014, as compared to 38.6% for the three months ended March 31, 2013, as well as a $2.5 million decrease in income from continuing operations before income taxes during the current period, as compared to the same period last year.  Our effective tax rate was lower in the current period as a result of the reversal of a $6.0 million previously established valuation allowance against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

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

The following table presents summarized cash flow information for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities - continuing operations	$108.6	$91.8
Less: Purchases of property and equipment	(22.5)	(38.5)
Free operating cash flow	86.1	53.3
Acquisitions, net of cash acquired	(60.6)	(1.3)
Proceeds from borrowings	-	323.0
Payments of borrowings	-	(313.6)
Repurchases of common stock	(135.8)	(7.1)
Payment of debt financing costs	(0.4)	(0.9)
Proceeds from exercise of stock options	7.2	23.6
Other	(2.1)	(1.6)
Net (decrease) increase in cash and cash equivalents	$(105.6)	$75.4

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

Our cash flows provided by continuing operations for the three months ended March 31, 2014 were positively impacted by higher net income in addition to increases in the amount and timing of EHR incentive payments and payments under the New Mexico SCPP. These factors were partially offset by an increase in our outstanding accounts receivable as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended
	March 31,
	2014	2013
Capital projects	$10.4	$13.6
Routine	6.1	7.8
Information systems	6.0	17.1
	22.5	38.5
Depreciation expense	60.4	54.2
Ratio of capital expenditures to depreciation expense	37.3%	71.0%

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

We expect to spend significantly more on total capital expenditures in 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions as well as additional investments to modernize and expand the service-lines provided by our facilities. While we expect the total level of spending for capital expenditures to be greater in 2014 as compared to 2013, we anticipate a reduction in information systems expenditures for 2014 as compared to 2013.

    Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first three months of 2014 is as follows (in millions):

			Amortization
	December 31,	Payments of	of Debt	March 31,
	2013	Borrowings	Discounts	2014
Senior Credit Agreement:
Term Facility	$433.1	$-	$-	$433.1
Incremental Term Loans	222.6	-	-	222.6
6.625% Senior Notes	400.0	-	-	400.0
5.5% Senior Notes	700.0	-		700.0
3½% Notes	575.0	-	-	575.0
Unamortized debt discounts	(9.5)	-	5.5	(4.0)
Capital and financing leases	55.6	(0.4)	-	55.2
	$2,376.8	$(0.4)	$5.5	$2,381.9

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31,	December 31,	Increase
	2014	2013	(Decrease)
Current portion of long-term debt	$588.4	$583.0	$5.4
Long-term debt	1,793.5	1,793.8	(0.3)
Unamortized discounts on debt instruments	4.0	9.5	(5.5)
Total debt, excluding unamortized discounts	2,385.9	2,386.3	(0.4)
Total LifePoint Hospitals, Inc. stockholders' equity	2,123.5	2,210.1	(86.6)
Total capitalization	$4,509.4	$4,596.4	$(87.0)
Total debt to total capitalization	52.9%	51.9%	100	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts	72.5%	72.5%
Variable rate debt, excluding unamortized discounts	27.5	27.5
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts	75.9%	75.9%
Subordinated debt, excluding unamortized discounts	24.1	24.1
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Company’s senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), which was issued effective July 24, 2012 and matures on July 24, 2017, provides for the senior secured term loan facility (the “Term Facility”), the Incremental Term Loans and a $350.0 million senior secured revolving credit facility (the “Revolving Facility”).  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  The Incremental Term Loans require scheduled quarterly repayments in an amount equal to 0.25% of the aggregate principal amount of all Incremental Term Loans, with the remaining outstanding balance paid at maturity.  Additionally, the Term Facility and Incremental Term Loans are subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.  The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March 31, 2014, we had $19.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $330.2 million as of March 31, 2014.

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

As of March 31, 2014, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.91% and 2.66%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.16% for both the Term Facility and the Incremental Term Loans as of March 31, 2014.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 24, 2012 to June 30, 2014	5.00:1.00
July 1, 2014 to June 30, 2015	4.75:1.00
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of March 31, 2014.

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

    5.5% Senior Notes

Effective December 6, 2013, we issued in a private placement $700.0 million of the 5.5% Senior Notes with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of the Incremental Term Loans and we intend to use the remaining net proceeds to fund acquisitions and for other general corporate purposes, which may include, among other things, the repurchase of our outstanding common stock from time to time and the repayment of additional indebtedness, including the 3½% Notes that mature on May 15, 2014.  The 5.5% Senior Notes bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1, commencing June 1, 2014.  The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

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

We may redeem the 5.5% Senior Notes, in whole or in part, at any time prior to December 1, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem the 5.5% Senior Notes, in whole or in part, at any time on or after December 1, 2016, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

December 1, 2016 to November 30, 2017	104.125%
December 1, 2017 to November 30, 2018	102.750%
December 1, 2018 to November 30, 2019	101.375%
December 1, 2019 and thereafter	100.000%

If we experience a change in control under certain circumstances, we must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The 5.5% Senior Notes contain customary affirmative and negative covenants, which among other things, limit our ability to incur additional debt, create liens, pay dividends, effect transactions with our affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

3½% Notes

The 3½% Notes bear interest at the rate of 3½% per year, payable semi-annually on May 15 and November 15.  Beginning on March 15, 2014, holders may convert the 3½% Notes at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, at which time the notes mature. We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes.

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

Liquidity and Capital Resources Outlook

We expect to spend significantly more on total capital expenditures in 2014 as compared to 2013 as a result of our various capital commitments in connection with certain of our recent acquisitions as well as additional investments to modernize and expand the service-lines provided by our facilities.  While we expect the total level of spending for capital expenditures to be greater in 2014 as compared to 2013, we anticipate a reduction in information systems expenditures for 2014 as compared to 2013. Additionally, in connection with our acquisition of an 80% interest in an entity that owns Wilson, we have committed to invest an additional $120.0 million in capital expenditures and improvements over the next ten years.  At March 31, 2014, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $63.4 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Beginning on March 15, 2014, holders of our 3½% Notes may convert at any time prior to the close of business on the scheduled trading day immediately preceding May 15, 2014, at which time the notes mature.  We are currently working to secure financing to repay our borrowings outstanding under the 3½% Notes.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.  During the three months ended March 31, 2014,  with the exception of our commitment to invest an additional $120.0 million in capital expenditures and improvements over the next ten years in connection with our acquisition of Wilson, effective March 1, 2014, there were no other material changes in our contractual obligations as presented in our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $19.8 million as of March 31, 2014, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”).  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.  The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

We may, from time-to-time, identify one or more individual facilities that do not meet our on-going or future business strategy.  In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on our operations and financial results, the results of the identified facility would continue to be reported as a component of our consolidated results.  However, in this event and in accordance with ASU 2014-8, additional disclosures would be required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2014, we had outstanding debt, excluding $4.0 million of unamortized discounts, of $2,385.9 million, 27.5%, or $655.7 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes, the 5.5% Senior Notes and the 3½% Notes as of March 31, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$433.1	$433.1	$433.1	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.0	$224.2
6.625% Senior Notes	$400.0	$400.0	$432.0	$425.0
5.5% Senior Notes	$700.0	$700.0	$729.8	$703.5
3 ½ % Notes, excluding unamortized discount	$575.0	$575.0	$603.0	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2014. As a result, the interest rate market risk implicit in these investments at March 31, 2014, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In connection with our acquisition of Marquette General Health System, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller.  We have made reasonable estimates of these potential liabilities and at March 31, 2014 we have recorded an aggregate of $18.0 million representing the fair values of our potential obligation to the Marquette Seller.  We do not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact our future results of operations and cash flows.

On September 16, 2013, we and two of our hospitals made a voluntary self-disclosure to the Civil Division of the DOJ.  The voluntary self-disclosure relates to concerns regarding the medical necessity of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure.  The hospital that received the subpoena has produced responsive documents, including patient files, on a rolling basis.  We are cooperating with the government in addressing these matters and we are conducting an internal review of the procedures performed by these physicians.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”).  We are not obligated to repurchase any specific number of shares under either of our repurchase plans.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

The 2011 Repurchase Plan provides for the repurchase of up to $350.0 million in shares of our common stock through August 20, 2014.  In connection with the 2011 Repurchase Plan, we repurchased approximately 2.4 million shares for an aggregate purchase price, including commissions, of $128.6 million at an average purchase price of $53.22 per share during the three months ended March 31, 2014. Additionally, we had unfulfilled commitments to purchase an additional 0.3 million shares that were settled subsequent to March 31, 2014 totaling approximately $17.8 million.  There were no repurchases made in accordance with the 2011 Repurchase Plan during the three months ended March 31, 2013.  As of March 31, 2014, excluding the subsequently settled transactions totaling approximately $17.8 million, we had remaining authority to repurchase up to an additional $36.1 million in shares in accordance with the 2011 Repurchase Plan.  The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock from April 1, 2014 through October 1, 2015.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stock-holder approved stock-based compensation plans. We redeemed approximately 0.1 million and 0.2 million shares vested under these plans during the three months ended March 31, 2014 and 2013  for an aggregate purchase price of approximately $7.2 million and $7.1 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions) (b)
January 1, 2014 to January 31, 2014	6,348	$52.84	-	$164.7
February 1, 2014 to February 28, 2014	347,659	$53.05	218,883	$153.1
March 1, 2014 to March 31, 2014	2,197,970	$53.22	2,197,970	$36.1
Total	2,551,977	$53.20	2,416,853	$36.1

____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.
(b)	Excludes $150.0 million of additional share repurchases authorized under the 2014 Repurchase Plan, which commenced on April 1, 2014.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

*   — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Hospitals, Inc.

By:/s/ Michael S. Coggin

                                                                                                                Michael S. Coggin

                                                                                                                Senior Vice President and

                                                                                                                Chief Accounting Officer

                                                                                                                (Principal Accounting Officer)

Date: April 25, 2014

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File
No. 333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15,
2010, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

*   — Furnished electronically herewith