Form 10-Q
period 2014-06-30
LIFEPOINT HOSPITALS, INC.
filed 2014-07-25
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 18, 2014, the number of outstanding shares of the registrant’s Common Stock was 45,141,488.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues before provision for doubtful accounts	$1,246.2	$1,075.7	$2,429.0	$2,175.9
Provision for doubtful accounts	199.2	180.8	374.8	349.9
Revenues	1,047.0	894.9	2,054.2	1,826.0

Salaries and benefits	488.5	422.1	963.3	855.3
Supplies	162.5	144.1	319.5	288.8
Other operating expenses	258.3	222.9	501.8	444.4
Other income	(21.0)	(11.0)	(34.9)	(16.7)
Depreciation and amortization	60.9	55.9	122.0	111.7
Interest expense, net	31.3	22.6	65.2	46.5
Gain on settlement of pre-acquisition contingent obligation	-	(5.6)	-	(5.6)
Debt transaction costs	-	-	-	4.4
	980.5	851.0	1,936.9	1,728.8

Income from continuing operations before income taxes	66.5	43.9	117.3	97.2
Provision for income taxes	24.7	16.7	37.8	37.0
Income from continuing operations	41.8	27.2	79.5	60.2
Income from discontinued operations, net of income taxes	-	0.3	-	0.4
Net income	41.8	27.5	79.5	60.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.7)	(0.1)	(3.3)	(0.8)
Net income attributable to LifePoint Hospitals, Inc.	$39.1	$27.4	$76.2	$59.8

Basic earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.88	$0.58	$1.69	$1.29
Discontinued operations	-	0.01	-	0.01
Net income	$0.88	$0.59	$1.69	$1.30

Diluted earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.84	$0.57	$1.61	$1.25
Discontinued operations	-	-	-	0.01
Net income	$0.84	$0.57	$1.61	$1.26

Weighted average shares and dilutive securities outstanding:
Basic	44.5	46.5	45.2	46.2
Diluted	46.5	47.7	47.3	47.5

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$39.1	$27.1	$76.2	$59.4
Income from discontinued operations, net of income taxes	-	0.3	-	0.4
Net income	$39.1	$27.4	$76.2	$59.8

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2014	2013(a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$342.0	$637.9
Accounts receivable, less allowances for doubtful accounts of $763.9 and $741.2 at
June 30, 2014 and December 31, 2013, respectively	646.4	595.7
Inventories	106.9	102.0
Prepaid expenses	38.7	38.0
Deferred tax assets	130.1	147.7
Other current assets	106.5	72.9
	1,370.6	1,594.2
Property and equipment:
Land	129.4	112.3
Buildings and improvements	2,065.7	2,019.6
Equipment	1,525.8	1,469.9
Construction in progress (estimated costs to complete and equip after June 30, 2014 is $72.8)	60.1	58.7
	3,781.0	3,660.5
Accumulated depreciation	(1,563.6)	(1,463.3)
	2,217.4	2,197.2
Deferred loan costs, net	33.5	31.1
Intangible assets, net	71.4	72.6
Other	38.5	40.7
Goodwill	1,630.1	1,651.0
Total assets	$5,361.5	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148.1	$135.9
Accrued salaries	146.6	139.6
Other current liabilities	185.4	197.2
Current maturities of long-term debt	12.9	583.0
	493.0	1,055.7
Long-term debt	2,202.5	1,793.8
Deferred income tax liabilities	203.8	233.1
Long-term portion of reserves for self-insurance claims	133.9	139.8
Other long-term liabilities	56.3	55.4
Long-term income tax liability	18.9	16.6
Total liabilities	3,108.4	3,294.4
Redeemable noncontrolling interests	84.7	59.8
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,061,293 and
65,548,140 shares issued at June 30, 2014 and December 31, 2013, respectively	0.7	0.7
Capital in excess of par value	1,481.6	1,470.7
Accumulated other comprehensive income	3.4	3.4
Retained earnings	1,423.2	1,347.0
Common stock in treasury, at cost, 20,930,105 and 18,404,586 shares at June 30, 2014
and December 31, 2013, respectively	(760.6)	(611.7)
Total LifePoint Hospitals, Inc. stockholders' equity	2,148.3	2,210.1
Noncontrolling interests	20.1	22.5
Total equity	2,168.4	2,232.6
Total liabilities and equity	$5,361.5	$5,586.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$41.8	$27.5	$79.5	$60.6
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	-	(0.3)	-	(0.4)
Stock-based compensation	6.4	6.3	13.1	13.1
Depreciation and amortization	60.9	55.9	122.0	111.7
Amortization of physician minimum revenue guarantees	3.8	4.5	7.7	9.0
Amortization of debt discounts, premium and deferred loan costs	4.3	6.0	11.6	13.1
Gain on settlement of pre-acquisition contingent obligation	-	(5.6)	-	(5.6)
Debt transaction costs	-	-	-	4.4
Deferred income tax (benefit)	36.5	(36.6)	(5.1)	(43.7)
Reserve for self-insurance claims, net of payments	(1.4)	2.1	4.7	6.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	22.2	10.9	(28.3)	(18.6)
Inventories and other current assets	(2.7)	10.9	20.4	4.8
Accounts payable and accrued expenses	(31.3)	(15.8)	(31.6)	(26.0)
Income taxes payable/receivable	(71.8)	(7.5)	(19.3)	19.5
Other	(0.7)	(0.8)	1.9	0.7
Net cash provided by operating activities - continuing operations	68.0	57.5	176.6	149.3
Net cash used in operating activities - discontinued operations	-	(0.6)	-	(0.2)
Net cash provided by operating activities	68.0	56.9	176.6	149.1

Cash flows from investing activities:
Purchases of property and equipment	(31.2)	(37.3)	(53.7)	(75.8)
Acquisitions, net of cash acquired	(27.2)	(4.9)	(87.8)	(6.2)
Other	0.1	1.2	(0.4)	1.4
Net cash used in investing activities	(58.3)	(41.0)	(141.9)	(80.6)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	412.0	323.0
Payments of borrowings	(579.8)	(3.6)	(579.8)	(317.2)
Repurchases of common stock	(36.1)	(0.1)	(171.9)	(7.2)
Payment of debt financing costs	(5.5)	(0.1)	(5.9)	(1.0)
Proceeds from exercise of stock options	11.1	4.6	18.3	28.2
Other	(1.7)	(2.1)	(3.3)	(4.3)
Net cash (used in) provided by financing activities	(200.0)	(1.3)	(330.6)	21.5

Change in cash and cash equivalents	(190.3)	14.6	(295.9)	90.0
Cash and cash equivalents at beginning of period	532.3	160.4	637.9	85.0
Cash and cash equivalents at end of period	$342.0	$175.0	$342.0	$175.0

Supplemental disclosure of cash flow information:
Interest payments	$56.9	$28.2	$60.6	$35.4
Capitalized interest	$0.1	$0.3	$0.3	$0.7
Income tax payments, net	$60.0	$60.9	$62.3	$61.4

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2013 (a)	47.1	$0.7	$1,470.7	$3.4	$1,347.0	$(611.7)	$22.5	$2,232.6
Net income	-	-	-	-	76.2	-	0.5	76.7
Exercise of stock options, tax benefits
of stock-based awards and other	0.5	-	22.5	-	-	-	-	22.5
Stock-based compensation	-	-	13.1	-	-	-	-	13.1
Repurchases of common stock,
at cost	(3.1)	-	-	-	-	(171.9)	-	(171.9)
Conversion of 3½% Notes	0.6	-	(22.1)	-	-	23.0	-	0.9
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(2.6)	-	-	-	(1.9)	(4.5)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.0)	(1.0)
Balance at June 30, 2014	45.1	$0.7	$1,481.6	$3.4	$1,423.2	$(760.6)	$20.1	$2,168.4

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Note 1. Organization, Basis of Presentation and Recently Issued Accounting Pronouncements

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At June 30, 2014, on a consolidated basis, the Company operated 62 hospital campuses in 20 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

ASU No. 2014-9, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”).  ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”).  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is not permitted.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”).  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.  The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$325.0	31.0%	$289.4	32.3%	$641.8	31.2%	$607.6	33.3%
Medicaid	149.8	14.3	124.4	13.9	290.0	14.1	251.2	13.8
HMOs, PPOs and other private insurers	577.6	55.1	466.6	52.2	1,114.2	54.3	924.2	50.6
Self-pay	172.3	16.5	176.5	19.7	339.5	16.5	357.9	19.6
Other	21.5	2.1	18.8	2.1	43.5	2.1	35.0	1.9
Revenues before provision for
doubtful accounts	1,246.2	119.0	1,075.7	120.2	2,429.0	118.2	2,175.9	119.2
Provision for doubtful accounts	(199.2)	(19.0)	(180.8)	(20.2)	(374.8)	(18.2)	(349.9)	(19.2)
Revenues	$1,047.0	100.0%	$894.9	100.0%	$2,054.2	100.0%	$1,826.0	100.0%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2014 (in millions):

Balance at January 1, 2014	$741.2
Additions recognized as a reduction to revenues	374.8
Accounts written off, net of recoveries	(352.1)
Balance at June 30, 2014	$763.9

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 54.2% and 55.4% as of June 30, 2014 and December 31, 2013, respectively.  Additionally, as of June 30, 2014 and December 31, 2013, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 87.8% and 86.5%, respectively.

Note 3. General and Administrative Costs

    The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $53.9 million and $43.0 million for the three months ended June 30, 2014 and 2013, respectively, and $106.1 million and $91.0 million for the six months ended June 30, 2014 and 2013, respectively.  Included in the Company’s hospital support center overhead costs are depreciation and amortization expense related to the Company’s information systems platforms as well as transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) as of June 30, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$427.5	$433.1	$427.0	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.8	$224.2
6.625% Senior Notes	$400.0	$400.0	$431.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,153.6	$703.5
3 ½ % Notes, excluding unamortized discount	$-	$575.0	$-	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. As more fully discussed in Note 7, effective May 12, 2014, the Company issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million.  The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

Note 5. Acquisitions

Rutherford Regional Medical Center (“Rutherford”)

Effective June 1, 2014,  Duke LifePoint Healthcare,  a joint venture between the Company and a wholly-controlled affiliate of Duke University Health System, Inc., acquired an 80% interest in Rutherford, a 143 bed acute care hospital located in Rutherfordton,  North Carolina for approximately $27.2 million, including net working capital. The Company indirectly owns a controlling interest in Duke LifePoint Healthcare. The Company has committed to invest in Rutherford an additional $60.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Rutherford are included in the Company’s results of operations beginning on June 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Rutherford have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed. The Company expects to finalize its analysis during 2014.

Wilson Medical Center (“Wilson”)

Effective March 1, 2014, Duke LifePoint Healthcare acquired an 80% interest in an entity that owns Wilson, a 294 bed hospital and 90 bed long-term care facility located in Wilson, North Carolina for approximately $59.8 million, including net working capital. The Company has committed to invest in Wilson an additional $120.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Wilson are included in the Company’s results of operations beginning on March 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Wilson have been prepared on a preliminary basis and are subject to change. Specifically, the Company is further assessing the valuation of the property and equipment, acquired intangible assets and certain other assets acquired and obligations assumed. The Company expects to finalize its analysis during 2014.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 (in millions):

	June 30,	December 31,
	2014	2013
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$67.8	$73.4
Accumulated amortization	(37.3)	(39.4)
Net total	30.5	34.0
Non-competition agreements
Gross carrying amount	24.5	24.5
Accumulated amortization	(15.6)	(14.1)
Net total	8.9	10.4
Total amortized intangible assets
Gross carrying amount	92.3	97.9
Accumulated amortization	(52.9)	(53.5)
Net total	39.4	44.4

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	27.9	24.9
Licenses, provider numbers, accreditations and other	4.1	3.3
Net total	32.0	28.2

Total intangible assets:
Gross carrying amount	124.3	126.1
Accumulated amortization	(52.9)	(53.5)
Net total	$71.4	$72.6

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company’s liability for contract-based physician minimum revenue guarantees was $10.5 million and $11.5 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

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

Note 7. Long-Term Debt

Issuance of Additional 5.5% Senior Notes

Effective May 12, 2014, the Company issued in a private placement $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering of the 5.5% Senior Notes completed on December 6, 2013.  The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.   Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%.  In connection with the issuance of the additional 5.5% Senior Notes, the Company capitalized $5.5 million of deferred loan costs.

Maturity and Conversion of 3½% Notes

Effective May 15, 2014, the 3½% Notes matured.  Prior to maturity, certain holders of the 3½% Notes exercised their right to convert per $1,000 in principal held for (i) an amount in cash, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares of the Company’s common stock in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Upon maturity and conversion of the 3½% Notes, the Company delivered to the holders cash of approximately $574.2 million and approximately 0.6 million shares of its common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Note 8.  Income Taxes

The Company’s income tax provision was $37.8 million for an effective income tax rate of 33.2% during the six months ended June 30, 2014 as compared to $37.0 million for an effective income tax rate of 38.4% during the six months ended June 30, 2013.  The Company’s effective income tax rate was lower during the six months ended June 30, 2014 as a result of the reversal of a previously established valuation allowance against its deferred tax assets for federal net operating losses generated by the Company’s physician practice operations in the state of Michigan, which were previously thought to be unrecoverable.  The impact of the reversal during the six months ended June 30, 2014 resulted in an increase to net income of $6.0 million, or $0.13 per diluted share.

Note 9. Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through October 1, 2015. The Company is not obligated to repurchase any specific number of shares under the 2014 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, the Company repurchased approximately 0.6 million and 3.0 million shares for an aggregate purchase price, including commissions, of $36.1 million and $164.7 million at an average purchase price of $58.69 and $54.33 per share during the three and six months ended June 30, 2014, respectively.   There were no repurchases made in accordance with the 2011 Repurchase Plan during the three or six months ended June  30, 2013.  As of June 30, 2014, the Company had remaining authority to repurchase the entire  $150.0 million in shares in accordance with the 2014 Repurchase Plan.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million and 0.2 million shares vested under these plans during the six months ended June 30, 2014 and 2013, respectively, for an aggregate purchase price of approximately $7.2 million during each of the six months ended June 30, 2014 and 2013, respectively. The Company has designated these shares as treasury stock. Furthermore, as more fully discussed in Note 7, upon the conversion of the 3½% Notes on or before May 15, 2014, the Company delivered to holders of the 3½% Notes approximately 0.6 million shares of its common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and the Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of the Company’s employees and non-employee directors.  The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted.  No shares remain available for new awards to be granted under the 1998 LTIP or the ODSICP.

Stock Options

The Company granted options to purchase 712,950 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the six months ended June 30, 2014.  Additionally, the Company granted options to purchase 735,200 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the six months ended June 30,  2013 prior to its replacement with the 2013 LTIP.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP and the 1998 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the six months ended June 30, 2014 and 2013 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Expected volatility	29.0%	31.0%
Risk-free interest rate, minimum	0.05%	0.05%
Risk-free interest rate, maximum	2.71%	1.95%
Expected dividends	-	-
Average expected term (years)	5.4	5.3
Fair value per share of stock options granted	$13.95	$11.97

The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $9.5 million and $8.7 million, respectively. The Company received $11.1 million and $4.6 million in cash from stock option exercises for the three months ended June 30, 2014 and 2013, respectively, and $18.3 million and $28.2 million in cash from stock option exercises for the six months ended June 30, 2014 and 2013, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $1.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $14.0 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Other Stock-Based Awards

The Company granted 366,271 and 23,912 restricted stock units to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the six months ended June 30, 2014 and 2013, respectively.  Additionally, the Company granted 410,000 restricted stock units to certain officers and employees in accordance with the 1998 LTIP during the six months ended June 30, 2013 prior to its replacement with the 2013 LTIP. Excluding the fair value of the performance-based awards granted during the six months ended June 30, 2014, the fair value of these restricted stock units was determined based on the closing price of the Company’s common stock on the day prior to the grant date. The restricted stock units granted during the six months ended June 30, 2014 and 2013 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the six months ended June 30, 2014, 236,000 were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. The number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, the awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash and their respective fair values were estimated using the Monte-Carlo simulation valuation model.  The Company recognizes compensation expense for the portion of the award that would ultimately be settled in the Company’s common stock for the targeted units at its Monte-Carlo simulation value if the requisite service period is rendered, even if the market condition is never satisfied.  The Company will classify as a liability and recognize compensation expense for the portion of the award that would ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value that will be marked-to-market until settlement.

Of the restricted stock units granted during the six months ended June 30, 2013, 307,000 were performance-based awards that,  in addition to requiring continuing service of an employee, the vesting of which is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 307,000 performance-based awards granted during the six months ended June 30, 2013 have not been met and are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for these performance-based awards, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for these performance-based awards, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

As of June 30, 2014,  there was $29.9 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equity awards:
Other stock-based awards	$4.2	$4.2	$8.5	$8.2
Stock options	2.2	2.1	4.6	4.9
	6.4	6.3	13.1	13.1
Liability awards:
Other stock-based awards	0.5	-	0.7	-
Total stock-based compensation expense	$6.9	$6.3	$13.8	$13.1
Tax benefit on stock-based compensation expense	$2.7	$2.5	$5.5	$5.3

    The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2014 or 2013. As of June 30, 2014, there was $43.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

In connection with the Company’s acquisition of Marquette General Health System, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the Marquette Seller.  The Company has made reasonable estimates of these potential liabilities and at June 30, 2014 has recorded an aggregate of $18.0 million representing the fair values of its potential obligation to the Marquette Seller.  The Company’s management does not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $27.5 million at June 30, 2014.   The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.5 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $60.1 million in costs related to uncompleted projects as of June 30, 2014, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At June 30, 2014, these uncompleted projects had an estimated cost to complete and equip of approximately $72.8 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities. As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share
attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$41.8	$27.2	$79.5	$60.2
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.7)	(0.1)	(3.3)	(0.8)
Income from continuing operations attributable to
LifePoint Hospitals, Inc. stockholders	39.1	27.1	76.2	59.4
Income from discontinued operations, net of income taxes	-	0.3	-	0.4
Net income attributable to LifePoint Hospitals, Inc.	$39.1	$27.4	$76.2	$59.8

Denominator:
Weighted average shares outstanding - basic	44.5	46.5	45.2	46.2
Effect of dilutive securities:
Stock options and other stock-based awards	1.7	1.2	1.6	1.3
Convertible debt instruments	0.3	-	0.5	-
Weighted average shares outstanding - diluted	46.5	47.7	47.3	47.5

Basic earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.88	$0.58	$1.69	$1.29
Discontinued operations	-	0.01	-	0.01
Net income	$0.88	$0.59	$1.69	$1.30

Diluted earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.84	$0.57	$1.61	$1.25
Discontinued operations	-	-	-	0.01
Net income	$0.84	$0.57	$1.61	$1.26

The Company’s convertible debt instruments are included in the calculation of diluted earnings per share whether or not the contingent requirements have been met for conversion if their conversion price is less than the average market price of the Company’s common stock for the period. Upon conversion, the par value is settled in cash, and only the conversion premium is settled in shares of the Company’s common stock. Additionally, certain outstanding stock-based awards have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three or six months ended June 30, 2014 and 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

Note 13. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes and the 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The guarantees are subject to customary release provisions set forth in the agreements for the 6.625% Senior Notes and the 5.5% Senior Notes.

The condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013.  Prior year amounts have been reclassified to conform to current year presentation.

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$861.8	$384.4	$-	$1,246.2
Provision for doubtful accounts	-	140.4	58.8	-	199.2
Revenues	-	721.4	325.6	-	1,047.0

Salaries and benefits	6.9	323.5	158.1	-	488.5
Supplies	-	104.4	58.1	-	162.5
Other operating expenses	-	187.2	71.1	-	258.3
Other income	-	(15.2)	(5.8)	-	(21.0)
Equity in earnings of affiliates	(57.6)	-	-	57.6	-
Depreciation and amortization	-	46.1	14.8	-	60.9
Interest expense, net	11.8	17.7	1.8	-	31.3
Management (income) fees	-	(4.9)	4.9	-	-
	(38.9)	658.8	303.0	57.6	980.5
Income from continuing operations
before taxes	38.9	62.6	22.6	(57.6)	66.5
(Benefit) provision for income taxes	(0.2)	24.9	-	-	24.7
Net income	39.1	37.7	22.6	(57.6)	41.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.5)	-	(2.7)
Net income attributable to LifePoint
Hospitals, Inc.	$39.1	$37.5	$20.1	$(57.6)	$39.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$815.6	$260.1	$-	$1,075.7
Provision for doubtful accounts	-	141.5	39.3	-	180.8
Revenues	-	674.1	220.8	-	894.9

Salaries and benefits	6.3	312.1	103.7	-	422.1
Supplies	-	102.3	41.8	-	144.1
Other operating expenses	0.1	171.5	51.3	-	222.9
Other income	-	(9.9)	(1.1)	-	(11.0)
Equity in earnings of affiliates	(38.0)	-	-	38.0	-
Depreciation and amortization	-	43.4	12.5	-	55.9
Interest expense, net	3.3	17.1	2.2	-	22.6
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Management (income) fees	-	(3.2)	3.2	-	-
	(28.3)	633.3	208.0	38.0	851.0
Income from continuing operations
before taxes	28.3	40.8	12.8	(38.0)	43.9
Provision for income taxes	0.9	15.8	-	-	16.7
Income from continuing operations	27.4	25.0	12.8	(38.0)	27.2
Income from discontinued operations,
net of taxes	-	0.3	-	-	0.3
Net income	27.4	25.3	12.8	(38.0)	27.5
Less: Net (income) loss attributable
to noncontrolling interests and
redeemable noncontrolling interests	-	(0.3)	0.2	-	(0.1)
Net income attributable to LifePoint
Hospitals, Inc.	$27.4	$25.0	$13.0	$(38.0)	$27.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,699.8	$729.2	$-	$2,429.0
Provision for doubtful accounts	-	268.7	106.1	-	374.8
Revenues	-	1,431.1	623.1	-	2,054.2

Salaries and benefits	13.8	648.0	301.5	-	963.3
Supplies	-	207.1	112.4	-	319.5
Other operating expenses	-	367.9	133.9	-	501.8
Other income	-	(28.8)	(6.1)	-	(34.9)
Equity in earnings of affiliates	(113.9)	-	-	113.9	-
Depreciation and amortization	-	91.4	30.6	-	122.0
Interest expense, net	26.1	34.7	4.4	-	65.2
Management (income) fees	-	(10.0)	10.0	-	-
	(74.0)	1,310.3	586.7	113.9	1,936.9
Income from continuing operations
before taxes	74.0	120.8	36.4	(113.9)	117.3
(Benefit) provision for income taxes	(2.2)	40.0	-	-	37.8
Net income	76.2	80.8	36.4	(113.9)	79.5
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.4)	(2.9)	-	(3.3)
Net income attributable to LifePoint
Hospitals, Inc.	$76.2	$80.4	$33.5	$(113.9)	$76.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,658.4	$517.5	$-	$2,175.9
Provision for doubtful accounts	-	275.7	74.2	-	349.9
Revenues	-	1,382.7	443.3	-	1,826.0

Salaries and benefits	13.1	631.8	210.4	-	855.3
Supplies	-	202.9	85.9	-	288.8
Other operating expenses	0.5	345.7	98.2	-	444.4
Other income	-	(15.6)	(1.1)	-	(16.7)
Equity in earnings of affiliates	(82.9)	-	-	82.9	-
Depreciation and amortization	-	87.0	24.7	-	111.7
Interest expense, net	8.1	34.0	4.4	-	46.5
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.4	-	-	-	4.4
Management (income) fees	-	(6.5)	6.5	-	-
	(56.8)	1,279.3	423.4	82.9	1,728.8
Income from continuing operations
before taxes	56.8	103.4	19.9	(82.9)	97.2
(Benefit) provision for income taxes	(3.0)	40.0	-	-	37.0
Income from continuing operations	59.8	63.4	19.9	(82.9)	60.2
Income from discontinued operations,
net of taxes	-	0.4	-	-	0.4
Net income	59.8	63.8	19.9	(82.9)	60.6
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.3)	(0.5)	-	(0.8)
Net income attributable to LifePoint
Hospitals, Inc.	$59.8	$63.5	$19.4	$(82.9)	$59.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$234.9	$107.1	$-	$342.0
Accounts receivable, net	-	472.0	174.4	-	646.4
Inventories	-	73.0	33.9	-	106.9
Prepaid expenses	0.3	29.1	9.3	-	38.7
Deferred tax assets	130.1	-	-	-	130.1
Other current assets	16.8	50.9	38.8	-	106.5
	147.2	859.9	363.5	-	1,370.6
Property and equipment:
Land	-	73.8	55.6	-	129.4
Buildings and improvements	-	1,578.2	487.5	-	2,065.7
Equipment	-	1,271.7	254.1	-	1,525.8
Construction in progress	-	41.3	18.8	-	60.1
	-	2,965.0	816.0	-	3,781.0
Accumulated depreciation	-	(1,380.4)	(183.2)	-	(1,563.6)
	-	1,584.6	632.8	-	2,217.4
Deferred loan costs, net	33.5	-	-	-	33.5
Intangible assets, net	-	37.3	34.1	-	71.4
Investments in subsidiaries	1,959.4	-	-	(1,959.4)	-
Due from subsidiaries	2,399.8	-	-	(2,399.8)	-
Other	4.7	19.3	14.5	-	38.5
Goodwill	-	1,435.4	194.7	-	1,630.1
Total assets	$4,544.6	$3,936.5	$1,239.6	$(4,359.2)	$5,361.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$101.0	$47.1	$-	$148.1
Accrued salaries	-	102.6	44.0	-	146.6
Other current liabilities	12.9	122.0	50.5	-	185.4
Current maturities of long-term debt	11.3	0.6	1.0	-	12.9
	24.2	326.2	142.6	-	493.0
Long-term debt	2,149.4	49.5	3.6	-	2,202.5
Due to Parent	-	1,914.4	485.4	(2,399.8)	-
Deferred income tax liabilities	203.8	-	-	-	203.8
Long-term portion of reserves for self-insurance claims	-	104.8	29.1	-	133.9
Other long-term liabilities	-	20.6	35.7	-	56.3
Long-term income tax liability	18.9	-	-	-	18.9
Total liabilities	2,396.3	2,415.5	696.4	(2,399.8)	3,108.4
Redeemable noncontrolling interests	-	-	84.7	-	84.7
Total LifePoint Hospitals, Inc. stockholders' equity	2,148.3	1,519.7	439.7	(1,959.4)	2,148.3
Noncontrolling interests	-	1.3	18.8	-	20.1
Total equity	2,148.3	1,521.0	458.5	(1,959.4)	2,168.4
Total liabilities and equity	$4,544.6	$3,936.5	$1,239.6	$(4,359.2)	$5,361.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$558.3	$79.6	$-	$637.9
Accounts receivable, net	-	444.3	151.4	-	595.7
Inventories	-	73.4	28.6	-	102.0
Prepaid expenses	0.1	30.6	7.3	-	38.0
Deferred tax assets	147.7	-	-	-	147.7
Other current assets	-	53.0	19.9	-	72.9
	147.8	1,159.6	286.8	-	1,594.2
Property and equipment:
Land	-	76.0	36.3	-	112.3
Buildings and improvements	-	1,570.1	449.5	-	2,019.6
Equipment	-	1,256.4	213.5	-	1,469.9
Construction in progress	-	45.6	13.1	-	58.7
	-	2,948.1	712.4	-	3,660.5
Accumulated depreciation	-	(1,309.0)	(154.3)	-	(1,463.3)
	-	1,639.1	558.1	-	2,197.2
Deferred loan costs, net	31.1	-	-	-	31.1
Intangible assets, net	-	40.3	32.3	-	72.6
Investments in subsidiaries	1,853.1	-	-	(1,853.1)	-
Due from subsidiaries	2,760.4	-	-	(2,760.4)	-
Other	3.4	22.4	14.9	-	40.7
Goodwill	-	1,435.1	215.9	-	1,651.0
Total assets	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$99.1	$36.8	$-	$135.9
Accrued salaries	-	102.1	37.5	-	139.6
Other current liabilities	14.8	146.4	36.0	-	197.2
Current maturities of long-term debt	581.4	0.7	0.9	-	583.0
	596.2	348.3	111.2	-	1,055.7
Long-term debt	1,739.8	50.0	4.0	-	1,793.8
Due to Parent	-	2,324.8	435.6	(2,760.4)	-
Deferred income tax liabilities	233.1	-	-	-	233.1
Long-term portion of reserves for self-insurance claims	-	113.5	26.3	-	139.8
Other long-term liabilities	-	20.2	35.2	-	55.4
Long-term income tax liability	16.6	-	-	-	16.6
Total liabilities	2,585.7	2,856.8	612.3	(2,760.4)	3,294.4
Redeemable noncontrolling interests	-	-	59.8	-	59.8
Total LifePoint Hospitals, Inc. stockholders' equity	2,210.1	1,438.2	414.9	(1,853.1)	2,210.1
Noncontrolling interests	-	1.5	21.0	-	22.5
Total equity	2,210.1	1,439.7	435.9	(1,853.1)	2,232.6
Total liabilities and equity	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.1	$37.7	$22.6	$(57.6)	$41.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(57.6)	-	-	57.6	-
Stock-based compensation	6.4	-	-	-	6.4
Depreciation and amortization	-	46.1	14.8	-	60.9
Amortization of physician minimum revenue guarantees	-	3.3	0.5	-	3.8
Amortization of debt discounts, premium and deferred loan costs	4.3	-	-	-	4.3
Deferred income taxes	36.5	-	-	-	36.5
Reserve for self-insurance claims, net of payments	-	(1.4)	-	-	(1.4)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	2.9	19.3	-	22.2
Inventories and other current assets	(0.3)	(5.2)	2.8	-	(2.7)
Accounts payable and accrued expenses	(21.0)	(16.6)	6.3	-	(31.3)
Income taxes payable/receivable	(71.8)	-	-	-	(71.8)
Other	-	0.2	(0.9)	-	(0.7)
Net cash (used in) provided by operating activities	(64.4)	67.0	65.4	-	68.0

Cash flows from investing activities:
Purchases of property and equipment	-	(21.6)	(9.6)	-	(31.2)
Acquisitions, net of cash acquired	-	-	(27.2)	-	(27.2)
Other	(0.4)	1.0	(0.5)	-	0.1
Net cash used in investing activities	(0.4)	(20.6)	(37.3)	-	(58.3)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(579.8)	-	-	-	(579.8)
Repurchases of common stock	(36.1)	-	-	-	(36.1)
Payment of debt financing costs	(5.5)	-	-	-	(5.5)
Proceeds from exercise of stock options	11.1	-	-	-	11.1
Change in intercompany balances with affiliates, net	263.2	(253.2)	(10.0)	-	-
Other	(0.1)	(0.1)	(1.5)	-	(1.7)
Net cash provided by (used in) financing activities	64.8	(253.3)	(11.5)	-	(200.0)

Change in cash and cash equivalents	-	(206.9)	16.6	-	(190.3)
Cash and cash equivalents at beginning of period	-	441.8	90.5	-	532.3
Cash and cash equivalents at end of period	$-	$234.9	$107.1	$-	$342.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.4	$25.3	$12.8	$(38.0)	$27.5
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.3)	-	-	(0.3)
Equity in earnings of affiliates	(38.0)	-	-	38.0	-
Stock-based compensation	6.3	-	-	-	6.3
Depreciation and amortization	-	43.4	12.5	-	55.9
Amortization of physician minimum revenue guarantees	-	4.2	0.3	-	4.5
Amortization of debt discounts and deferred loan costs	6.0	-	-	-	6.0
Gain on settlement of contingent obligation	-	-	(5.6)	-	(5.6)
Deferred income tax benefit	(36.6)	-	-	-	(36.6)
Reserve for self-insurance claims, net of payments	-	0.2	1.9	-	2.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	1.0	9.9	-	10.9
Inventories and other current assets	(0.1)	12.2	(1.2)	-	10.9
Accounts payable and accrued expenses	(11.8)	(8.1)	4.1	-	(15.8)
Income taxes payable/receivable	(7.5)	-	-	-	(7.5)
Other	(0.1)	(0.5)	(0.2)	-	(0.8)
Net cash (used in) provided by operating activities - continuing
operations	(54.4)	77.4	34.5	-	57.5
Net cash used in operating activities - discontinued operations	-	(0.6)	-	-	(0.6)
Net cash (used in) provided by operating activities	(54.4)	76.8	34.5	-	56.9

Cash flows from investing activities:
Purchases of property and equipment	-	(28.5)	(8.8)	-	(37.3)
Acquisitions, net of cash acquired	-	(4.9)	-	-	(4.9)
Other	-	0.2	1.0	-	1.2
Net cash used in investing activities	-	(33.2)	(7.8)	-	(41.0)

Cash flows from financing activities:
Payments of borrowings	(3.6)	-	-	-	(3.6)
Repurchases of common stock	(0.1)	-	-	-	(0.1)
Payment of debt financing costs	(0.1)	-			(0.1)
Proceeds from exercise of stock options	4.6	-	-	-	4.6
Change in intercompany balances with affiliates, net	53.8	(28.5)	(25.3)	-	-
Other	(0.2)	0.1	(2.0)	-	(2.1)
Net cash provided by (used in) financing activities	54.4	(28.4)	(27.3)	-	(1.3)

Change in cash and cash equivalents	-	15.2	(0.6)	-	14.6
Cash and cash equivalents at beginning of period	-	90.0	70.4	-	160.4
Cash and cash equivalents at end of period	$-	$105.2	$69.8	$-	$175.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$76.2	$80.8	$36.4	$(113.9)	$79.5
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(113.9)	-	-	113.9	-
Stock-based compensation	13.1	-	-	-	13.1
Depreciation and amortization	-	91.4	30.6	-	122.0
Amortization of physician minimum revenue guarantees	-	6.9	0.8	-	7.7
Amortization of debt discounts, premium and deferred loan costs	11.6	-	-	-	11.6
Deferred income tax benefit	(5.1)	-	-	-	(5.1)
Reserve for self-insurance claims, net of payments	-	1.9	2.8	-	4.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(29.3)	1.0	-	(28.3)
Inventories and other current assets	(0.2)	18.6	2.0	-	20.4
Accounts payable and accrued expenses	0.7	(45.1)	12.8	-	(31.6)
Income taxes payable/receivable	(19.3)	-	-	-	(19.3)
Other	(0.1)	1.5	0.5	-	1.9
Net cash (used in) provided by operating activities	(37.0)	126.7	86.9	-	176.6

Cash flows from investing activities:
Purchases of property and equipment	-	(37.3)	(16.4)	-	(53.7)
Acquisitions, net of cash acquired	-	(2.7)	(85.1)	-	(87.8)
Other	(1.2)	0.4	0.4	-	(0.4)
Net cash used in investing activities	(1.2)	(39.6)	(101.1)	-	(141.9)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(579.8)	-	-	-	(579.8)
Repurchases of common stock	(171.9)	-	-	-	(171.9)
Payment of debt financing costs	(5.9)	-	-	-	(5.9)
Proceeds from exercise of stock options	18.3	-	-	-	18.3
Change in intercompany balances with affiliates, net	365.6	(410.4)	44.8	-	-
Other	(0.1)	(0.1)	(3.1)	-	(3.3)
Net cash provided by (used in) financing activities	38.2	(410.5)	41.7	-	(330.6)

Change in cash and cash equivalents	-	(323.4)	27.5	-	(295.9)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$234.9	$107.1	$-	$342.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$59.8	$63.8	$19.9	$(82.9)	$60.6
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.4)	-	-	(0.4)
Equity in earnings of affiliates	(82.9)	-	-	82.9	-
Stock-based compensation	13.1	-	-	-	13.1
Depreciation and amortization	-	87.0	24.7	-	111.7
Amortization of physician minimum revenue guarantees	-	8.2	0.8	-	9.0
Amortization of debt discounts and deferred loan costs	13.1	-	-	-	13.1
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.4	-	-	-	4.4
Deferred income tax benefit	(43.7)	-	-	-	(43.7)
Reserve for self-insurance claims, net of payments	-	0.6	6.1	-	6.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(23.6)	5.0	-	(18.6)
Inventories and other current assets	-	6.4	(1.6)	-	4.8
Accounts payable and accrued expenses	(2.4)	(31.8)	8.2	-	(26.0)
Income taxes payable/receivable	19.5	-	-	-	19.5
Other	-	0.4	0.3	-	0.7
Net cash (used in) provided by operating activities - continuing
operations	(19.1)	110.6	57.8	-	149.3
Net cash used in operating activities - discontinued operations	-	(0.2)	-	-	(0.2)
Net cash (used in) provided by operating activities	(19.1)	110.4	57.8	-	149.1

Cash flows from investing activities:
Purchases of property and equipment	-	(58.3)	(17.5)	-	(75.8)
Acquisitions, net of cash acquired	-	(6.2)	-	-	(6.2)
Other	(0.2)	0.6	1.0	-	1.4
Net cash used in investing activities	(0.2)	(63.9)	(16.5)	-	(80.6)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(317.2)	-	-	-	(317.2)
Repurchases of common stock	(7.2)	-	-	-	(7.2)
Payment of debt financing costs	(1.0)	-	-	-	(1.0)
Proceeds from exercise of stock options	28.2	-	-	-	28.2
Change in intercompany balances with affiliates, net	(6.3)	33.8	(27.5)	-	-
Other	(0.2)	(0.1)	(4.0)	-	(4.3)
Net cash provided by (used in) financing activities	19.3	33.7	(31.5)	-	21.5

Change in cash and cash equivalents	-	80.2	9.8	-	90.0
Cash and cash equivalents at beginning of period	-	25.0	60.0	-	85.0
Cash and cash equivalents at end of period	$-	$105.2	$69.8	$-	$175.0

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to recent acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; implementation of supply chain management and revenue cycle functions; the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; the amount of reimbursement payments under the New Mexico state program; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting and retention.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At June 30, 2014, on a consolidated basis, we operated 62 hospital campuses in 20 states, having a total of 7,442 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $1,047.0 million and $894.9 million during the three months ended June 30, 2014 and 2013, respectively, and $2,054.2 million and $1,826.0 million during the six months ended June 30, 2014 and 2013, respectively.  We derived revenues from the Medicare and Medicaid programs, collectively, of 45.3% and 46.2% during the three months ended June 30, 2014 and 2013, respectively, and 45.3% and 47.1% during the six months ended June 30, 2014 and 2013, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses.  We believe this trend has occurred primarily as a result of recent challenging economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities.  This causes the economies of our communities to be more sensitive to economic downturns and slower to rebound when the overall U.S. economy improves.

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

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have partnered with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions.  We believe this model of sharing centralized resources to support common business functions across multi-facility enterprises provides us efficiencies and is the most cost effective approach to managing these nonclinical business functions.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”) dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act do not take effect until 2014 or later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2014.  During the first half of 2014, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  While we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at June 30, 2014, only seven of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, on July 22, 2014, the U.S. Court of Appeals for the District of Columbia and the U.S. Court of Appeals for the Fourth Circuit issued conflicting rulings on whether premium subsidies may be made available to individuals residing in the 36 states that have federally-run health insurance exchanges.  The unavailability of premium subsidies for individuals purchasing their insurance through federally-run health insurance exchanges would result in many of those individuals dropping their coverage and increasing the number of uninsured.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with great certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Furthermore,  several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend all significant provisions of the Affordable Care Act, and the results of such legislative efforts may impact our business in the future.

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

On May 15, 2014, CMS published its hospital inpatient patient prospective system (“IPPS”) proposed rule for FFY 2015, which begins on October 1, 2014. Among other things, the proposed rule provides a payment rate increase of 1.3% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.4%, (ii) a 0.2% reduction required by the Affordable Care Act, and (iii) a 0.8% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012 (“ATRA”). Hospitals that do not successfully report quality data under the IQR Program will be subject to a one-fourth reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. In addition, hospitals that are not meaningful EHR users are also subject to an additional one-fourth reduction of the hospital market basket increase.  With respect to the documentation and coding recoupment adjustment required by the ATRA, CMS indicated that it expects to make similar adjustments in FFYs 2016 and 2017 in order to recoup the entire $11 billion that it is required to recover by the ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 solely as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2015 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the proposed rule implements a 1.0% payment decrease required by the Affordable Care Act for hospitals that rank in the top quartile for the rate of hospital acquired conditions, updates the factors used to determine the amount and distribution of Medicare DSH payments to hospitals, and updates the measures and financial incentives in Medicare’s hospital value-based purchasing and readmissions reduction programs.  Overall, CMS estimates that under the proposed rule, total IPPS payments to hospitals will decrease by 0.8% or $241 million in FFY 2015.

On July 14, 2014, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2015, which begins on January 1, 2015.  Among other things, the proposed rule provides for a payment rate increase of 2.1% percent for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate increase of 0.1% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.2% reduction required by the Affordable Care Act.  The proposed rule also makes several other changes to the Medicare program’s OPPS, including implementing (with modifications) the policy for comprehensive Ambulatory Payment Classifications (“APCs”) that was finalized in the OPPS final rule for CY 2014 and that would create 28 comprehensive APCs that combine certain items and services that are related to the performance of a primary service into a single payment for the comprehensive service under the OPPS, revising the requirements for physician certification of hospital inpatient services such that a physician certification is only required for outlier and long-stay cases of 20 days or more, and requiring hospitals and physicians to provide additional information about services provided in off-campus provider-based departments on their claim forms.

“Two Midnight Rule”

In the Medicare program’s hospital IPPS final rule for FFY 2014, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A. Under the two midnight rule, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. Conversely, hospital stays in which the physician expects the beneficiary to require care that spans less than two midnights are generally inappropriate for payment under Medicare Part A, and should be treated and billed as outpatient services under Part B.

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

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law.  Among other things, PAMA extends the delay of the enforcement of the two midnight rule by recovery auditor and other Medicare review contractors through March 31, 2015, and authorizes CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014, and March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

On May 15, 2014, CMS solicited comments in the IPPS proposed rule for FFY 2015 regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays.  Among other things, CMS is seeking input on how to define a short inpatient hospital stay for Medicare payment purposes and how to determine the appropriate payment amounts for short inpatient hospital stays.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated.  The SGR formula has resulted in payment decreases to physicians every year since 2002.  However, all but one of those payment decreases has been averted by Congressional action. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”) delayed the application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. PAMA extends the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014.  It also provides that there will be no increase to the CY 2015 PFS from January 1, 2015 through March 31, 2015.

On July 11, 2014, CMS published the PFS proposed rule for CY 2015. Since updates to the PFS are pre-determined based on a statutory formula that cannot be changed by CMS, the proposed rule did not include any proposal or announcement regarding updates or changes to the PFS. However, in March 2014, prior to the enactment of PAMA, CMS estimated that payments to physicians in CY 2015 would be reduced by 20.9%.  We cannot predict whether Congress will pass legislation, such as the SGR Repeal and Medicare Provider Payment Modernization Act, to avert the rate cut for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

Protecting Access to Medicare Act of 2014

As previously noted, on April 1, 2014, President Obama signed in to law the Protecting Access to Medicare Act of 2014, or PAMA. In addition to delaying the enforcement of the two midnight rule and extending the PFS payment rate increase provided by the Pathway Act, PAMA made changes to a number of payment and other provisions of the Medicare and Medicaid programs.  Among other things, PAMA:

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

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. While providers were previously required to begin using the ICD-10 coding system on October 1, 2014, PAMA delayed the effective date of the ICD-10 transition to October 1, 2015. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of our transition to ICD-10.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. During the first half of 2014, our self-pay revenues decreased primarily as a result of a decrease in admissions as well as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments.   Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations.  For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $2.5 million and $5.1 million during the three and six months ended June 30, 2014, respectively.  In contrast, during the three and six months ended June 30, 2013, we recognized a net reduction to revenues of approximately $4.8 million and revenues of approximately $2.3 million, respectively.  This represents a net period over period increase in revenues of $7.3 million and $2.8 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods of the prior year.   This change primarily impacted our hospital, Memorial Medical Center of Las Cruces, New Mexico.  Currently, for 2014, we predict annual reimbursement under the New Mexico SCPP to approximate between $9.0 million and $11.0 million. Changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

Effective tax rate.  Provision for income taxes as a percentage of income from continuing operations before income taxes less net income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 57 hospitals operated during the three and six months ended June 30, 2014 and 2013.  Same-hospital information excludes the results of our recent acquisitions completed in 2014 and 2013 and our hospitals that have previously been disposed, with the exception of Scott  Memorial Hospital, which we acquired effective January 1, 2013 through our joint venture with Norton Healthcare, Inc. and which is included in our same-hospital information.

For the Three Months Ended June 30, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,246.2	119.0%	$1,075.7	120.2%
Provision for doubtful accounts	199.2	19.0	180.8	20.2
Revenues	1,047.0	100.0	894.9	100.0

Salaries and benefits	488.5	46.7	422.1	47.2
Supplies	162.5	15.5	144.1	16.1
Other operating expenses	258.3	24.6	222.9	24.8
Other income	(21.0)	(2.0)	(11.0)	(1.2)
Depreciation and amortization	60.9	5.9	55.9	6.3
Interest expense, net	31.3	3.0	22.6	2.5
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	(0.6)
	980.5	93.7	851.0	95.1

Income from continuing operations before income taxes	66.5	6.3	43.9	4.9
Provision for income taxes	24.7	2.3	16.7	1.9
Income from continuing operations	41.8	4.0	27.2	3.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.7)	(0.3)	(0.1)	-
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$39.1	3.7%	$27.1	3.0%

Revenues

The following table presents the components of revenues for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended
	June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$1,246.2	$1,075.7	$170.5	15.9%
Provision for doubtful accounts	199.2	180.8	18.4	10.2
Revenues	$1,047.0	$894.9	$152.1	17.0

Same-hospital:
Revenues before provision for doubtful accounts	$1,116.5	$1,075.7	$40.8	3.8%
Provision for doubtful accounts	180.6	180.8	(0.2)	(0.1)
Revenues	$935.9	$894.9	$41.0	4.6

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$325.0	31.0%	$289.4	32.3%
Medicaid	149.8	14.3	124.4	13.9
HMOs, PPOs and other private insurers	577.6	55.1	466.6	52.2
Self-pay	172.3	16.5	176.5	19.7
Other	21.5	2.1	18.8	2.1
Revenues before provision for doubtful accounts	1,246.2	119.0	1,075.7	120.2
Provision for doubtful accounts	(199.2)	(19.0)	(180.8)	(20.2)
Revenues	$1,047.0	100.0%	$894.9	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013	Increase	% Increase
Revenues per equivalent admission - continuing operations	$8,012	$7,648	$364	4.8
Revenues per equivalent admission - same-hospital	$7,842	$7,648	$194	2.5

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Admissions	52,670	49,220	3,450	7.0
Equivalent admissions	130,680	117,017	13,663	11.7
Medicare case mix index	1.36	1.36	-	-
Average length of stay (days)	4.9	4.5	0.4	8.9
Inpatient surgeries	14,070	13,292	778	5.9
Outpatient surgeries	52,420	45,860	6,560	14.3
Total surgeries	66,490	59,152	7,338	12.4
Emergency room visits	327,683	288,516	39,167	13.6
Outpatient factor	2.48	2.38	0.10	4.2

Same-hospital:
Admissions	48,174	49,220	(1,046)	(2.1)
Equivalent admissions	119,336	117,017	2,319	2.0
Medicare case mix index	1.36	1.36	-	-
Average length of stay (days)	4.5	4.5	-	-
Inpatient surgeries	12,846	13,292	(446)	(3.4)
Outpatient surgeries	48,282	45,860	2,422	5.3
Total surgeries	61,128	59,152	1,976	3.3
Emergency room visits	299,238	288,516	10,722	3.7
Outpatient factor	2.48	2.38	0.10	4.2

For the three months ended June 30, 2014, our same-hospital revenues before provision for doubtful accounts increased $40.8 million, or 3.8%, to $1,116.5 million as compared to $1,075.7 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions, higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform.  For the three months ended June 30, 2014, our same-hospital equivalent admissions increased 2.0% as compared to the same period last year, primarily as a result of a 3.3% increase in total surgeries and a 3.7% increase in emergency room visits.  Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$20.1	1.9%	$39.5	4.4%	$(19.4)	(49.0)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$172.3	16.5%	$176.5	19.7%	$(4.2)	(2.4)%
Net revenue days outstanding
(at end of period)	57.6	N/A	57.7	N/A	(0.1)	(0.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$16.8	1.8%	$39.5	4.4%	$(22.7)	(57.3)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$154.8	16.5%	$176.5	19.7%	$(21.7)	(12.3)%
Net revenue days outstanding
(at end of period)	59.5	N/A	57.7	N/A	1.8	3.1%

For the three months ended June 30, 2014, our provision for doubtful accounts increased by $18.4 million, or 10.2%, to $199.2 million on a continuing operations basis but decreased slightly by $0.2 million, or 0.1%, to $180.6 million on a same-hospital basis as compared to the same period last year. The provision for doubtful accounts relates principally to self-pay amounts due from patients. Our same-hospital provision for doubtful accounts decreased as a result of reductions in self-pay revenues during the three months ended June 30, 2014, partially offset by increases in other amounts due from patients enrolled in insurance plans with high deductibles and high co-payments. Same-hospital self-pay revenues decreased by $21.7 million over the same period last year as a result of a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2013 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2014 improved slightly to 57.6 days compared to 57.7 days at June 30, 2013 on a continuing operations basis.  However, our net revenue days outstanding at June 30, 2014 included just 30 days of net revenue for Rutherford Regional Medical Center (“Rutherford”), which is a 143 bed acute care hospital located in Rutherfordton, North Carolina. Effective June 1, 2014, Duke LifePoint Healthcare, a joint venture between us and a wholly-controlled affiliate of Duke University Health System, Inc., acquired an 80% interest in Rutherford. After normalizing for a full quarter of revenue for Rutherford, we estimate that on a continuing operations basis our net revenue days outstanding would have been 56.9 days at June 30, 2014.  On a same-hospital basis, our net revenue days outstanding at June 30, 2014 increased to 59.5 days compared to 57.7 days at June 30, 2013.  Our net revenue days outstanding increased on a same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings. During the three months ended June 30, 2014, our same-hospital net revenue days outstanding improved by 1.9 days as compared to 61.4 days at March 31, 2014.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$488.5	46.7%	$422.1	47.2%	$66.4	15.7%
Man-hours per equivalent admission	106.4	N/A	106.0	N/A	0.4	0.4%
Salaries and benefits per equivalent
admission	$3,733	N/A	$3,608	N/A	$125	3.5%

For the three months ended June 30, 2014, our salaries and benefits expense increased to $488.5 million, or 15.7%, as compared to $422.1 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$162.5	15.5%	$144.1	16.1%	$18.4	12.7%
Supplies per equivalent admission	$1,243	N/A	$1,231	N/A	$12	1.0%

For the three months ended June 30, 2014, our supplies expense increased to $162.5 million, or 12.7%, as compared to $144.1 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Professional fees	$37.4	3.6%	$35.6	4.0%	$1.8	5.0%
Utilities	20.8	2.0	17.2	1.9	3.6	21.1
Repairs and maintenance	28.5	2.7	24.1	2.7	4.4	18.5
Rents and leases	9.5	0.9	9.9	1.1	(0.4)	(2.7)
Insurance	13.8	1.3	9.4	1.1	4.4	45.7
Physician recruiting	5.8	0.6	6.8	0.8	(1.0)	(13.8)
Contract services	77.0	7.4	63.5	7.1	13.5	21.2
Non-income taxes	29.1	2.8	24.5	2.7	4.6	19.2
Other	36.4	3.3	31.9	3.4	4.5	13.6
	$258.3	24.6	$222.9	24.8	$35.4	15.9%

For the three months ended June 30, 2014, our other operating expenses increased to $258.3 million, or 15.9%, as compared to $222.9 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the implementation of our shared centralized resource initiatives at several of our hospitals.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended June 30, 2014, we recognized $21.0 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $11.0 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended June 30, 2014, our depreciation and amortization expense increased by $5.0 million, or 8.8%  to $60.9 million, or 5.9% of revenues, as compared to $55.9 million, or 6.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense increased by $8.7 million, or 38.5% to $31.3 million for the three months ended June 30, 2014 as compared to $22.6 million for the same period last year.  On December 6, 2013, we issued in a private placement $700.0 million of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of our senior secured incremental term loans (the “Incremental Term Loans”).  Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering. The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”).  Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the current period as compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

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

Provision for Income Taxes

Our provision for income taxes was $24.7 million, or 2.3% of revenues, for the three months ended June 30, 2014, as compared to $16.7 million, or 1.9% of revenues, for the same period last year.  The $8.0 million increase in the provision for income taxes was primarily attributable to an increase in our income from continuing operations before income taxes for the three months ended June 30, 2014, as compared to the same period last year. The effective tax rate increased slightly to 38.7% for the three months ended June 30, 2014, as compared to 38.1% for the three months ended June 30, 2013.

For the Six Months Ended June 30, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six Months Ended June 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$2,429.0	118.2%	$2,175.9	119.2%
Provision for doubtful accounts	374.8	18.2	349.9	19.2
Revenues	2,054.2	100.0	1,826.0	100.0

Salaries and benefits	963.3	46.9	855.3	46.8
Supplies	319.5	15.6	288.8	15.8
Other operating expenses	501.8	24.4	444.4	24.4
Other income	(34.9)	(1.7)	(16.7)	(0.9)
Depreciation and amortization	122.0	5.9	111.7	6.2
Interest expense, net	65.2	3.2	46.5	2.5
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	(0.3)
Debt transaction costs	-	-	4.4	0.2
	1,936.9	94.3	1,728.8	94.7

Income from continuing operations before income taxes	117.3	5.7	97.2	5.3
Provision for income taxes	37.8	1.8	37.0	2.0
Income from continuing operations	79.5	3.9	60.2	3.3
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.3)	(0.2)	(0.8)	-
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$76.2	3.7%	$59.4	3.3%

Revenues

The following table presents the components of revenues for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six Months Ended
	June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Revenues before provision for doubtful accounts	$2,429.0	$2,175.9	$253.1	11.6%
Provision for doubtful accounts	374.8	349.9	24.9	7.1
Revenues	$2,054.2	$1,826.0	$228.2	12.5

Same-hospital:
Revenues before provision for doubtful accounts	$2,214.0	$2,175.9	$38.1	1.7%
Provision for doubtful accounts	349.5	349.9	(0.4)	(0.1)
Revenues	$1,864.5	$1,826.0	$38.5	2.1

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$641.8	31.2%	$607.6	33.3%
Medicaid	290.0	14.1	251.2	13.8
HMOs, PPOs and other private insurers	1,114.2	54.3	924.2	50.6
Self-pay	339.5	16.5	357.9	19.6
Other	43.5	2.1	35.0	1.9
Revenues before provision for doubtful accounts	2,429.0	118.2	2,175.9	119.2
Provision for doubtful accounts	(374.8)	(18.2)	(349.9)	(19.2)
Revenues	$2,054.2	100.0%	$1,826.0	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013	Increase	% Increase
Revenues per equivalent admission - continuing operations	$8,155	$7,821	$334	4.3
Revenues per equivalent admission - same-hospital	$7,980	$7,821	$159	2.0

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Admissions	104,736	101,469	3,267	3.2
Equivalent admissions	251,890	233,480	18,410	7.9
Medicare case mix index	1.37	1.37	-	-
Average length of stay (days)	4.8	4.6	0.2	4.3
Inpatient surgeries	27,547	26,832	715	2.7
Outpatient surgeries	98,254	89,896	8,358	9.3
Total surgeries	125,801	116,728	9,073	7.8
Emergency room visits	625,115	580,600	44,515	7.7
Outpatient factor	2.41	2.30	0.11	4.8

Same-hospital:
Admissions	97,631	101,469	(3,838)	(3.8)
Equivalent admissions	233,631	233,480	151	0.1
Medicare case mix index	1.37	1.37	-	-
Average length of stay (days)	4.6	4.6	-	-
Inpatient surgeries	25,582	26,832	(1,250)	(4.7)
Outpatient surgeries	91,179	89,896	1,283	1.4
Total surgeries	116,761	116,728	33	-
Emergency room visits	580,330	580,600	(270)	-
Outpatient factor	2.39	2.30	0.09	3.9

For the six months ended June 30, 2014, our same-hospital revenues before provision for doubtful accounts increased $38.1 million, or 1.7%, to $2,214.0 million as compared to $2,175.9 million for the same period last year. This increase was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform.  We experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$51.2	2.5%	$72.2	4.0%	$(21.0)	(29.1)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$339.5	16.5%	$357.9	19.6%	$(18.4)	(5.1)%
Net revenue days outstanding
(at end of period)	57.6	N/A	57.7	N/A	(0.1)	(0.2)%

Same-hospital:
Related key indicators:
Charity care write-offs	$44.9	2.4%	$72.2	4.0%	$(27.3)	(37.7)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$314.0	16.8%	$357.9	19.6%	$(43.9)	(12.3)%
Net revenue days outstanding
(at end of period)	59.5	N/A	57.7	N/A	1.8	3.1%

For the six months ended June 30, 2014, our provision for doubtful accounts increased by $24.9 million, or 7.1%, to $374.8 million on a continuing operations basis but decreased slightly by $0.4 million, or 0.1%, to $349.5 million on a same-hospital basis as compared to the same period last year.  The provision for doubtful accounts relates principally to self-pay amounts due from patients. Our same-hospital provision for doubtful accounts decreased as a result of reductions in self-pay revenues during the six months ended June 30, 2014, partially offset by increases in other amounts due from patients enrolled in insurance plans with high deductibles and high co-payments. Same-hospital self-pay revenues decreased by $43.9 million over the same period last year as a result of a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2013 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2014 improved slightly to 57.6 days compared to 57.7 days at June 30, 2013 on a continuing operations basis.  However, our net revenue days outstanding at June 30, 2014 included just 30 days of net revenue for Rutherford, which we acquired effective June 1, 2014.  After normalizing for a full quarter of revenue for Rutherford, we estimate that on a continuing operations basis our net revenue days outstanding would have been 56.9 days at June 30, 2014.  On a same-hospital basis, our net revenue days outstanding at June 30, 2014 increased to 59.5 days compared to 57.7 days at June 30, 2013.  Our net revenue days outstanding increased on a same-hospital basis primarily as a result of the transition of a number of our hospitals into our shared centralized resources revenue cycle function, an increase in the payment lag times for certain of our payors and the overall impact of higher levels of prepayment Medicare audit withholdings. During the three months ended June 30, 2014, our same-hospital net revenue days outstanding improved by 1.9 days as compared to 61.4 days at March 31, 2014.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$963.3	46.9%	$855.3	46.8%	$108.0	12.6%
Man-hours per equivalent admission	108.0	N/A	107.0	N/A	1.0	0.9%
Salaries and benefits per equivalent
admission	$3,819	N/A	$3,675	N/A	$144	3.9%

For the six months ended June 30, 2014, our salaries and benefits expense increased to $963.3 million, or 12.6%, as compared to $855.3 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$319.5	15.6%	$288.8	15.8%	$30.7	10.6%
Supplies per equivalent admission	$1,268	N/A	$1,237	N/A	$31	2.5%

For the six months ended June 30, 2014, our supplies expense increased to $319.5 million, or 10.6%, as compared to $288.8 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2014 and 2013 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Professional fees	$74.4	3.6%	$67.4	3.7%	$7.0	10.3%
Utilities	40.7	2.0	34.1	1.9	6.6	19.2
Repairs and maintenance	55.5	2.7	47.7	2.6	7.8	16.4
Rents and leases	20.0	1.0	19.1	1.0	0.9	5.1
Insurance	23.9	1.2	18.8	1.0	5.1	26.8
Physician recruiting	11.8	0.6	14.0	0.8	(2.2)	(15.6)
Contract services	148.8	7.2	128.0	7.0	20.8	16.3
Non-income taxes	57.8	2.8	49.6	2.7	8.2	16.7
Other	68.9	3.3	65.7	3.7	3.2	4.7
	$501.8	24.4	$444.4	24.4	$57.4	12.9%

For the six months ended June 30, 2014, our other operating expenses increased to $501.8 million, or 12.9%, as compared to $444.4 million for the same period last year primarily as a result of our recent acquisitions.  Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the implementation of our shared centralized resource initiatives at several of our hospitals.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the six months ended June 30, 2014, we recognized $34.9 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $16.7 million recognized in the same period last year.

Depreciation and Amortization

For the six months ended June 30, 2014, our depreciation and amortization expense increased by $10.3 million, or 9.2%  to $122.0 million, or 5.9% of revenues, as compared to $111.7 million, or 6.2% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $18.7 million, or 40.3% to $65.2 million for the six months ended June 30, 2014 as compared to $46.5 million for the same period last year.  On December 6, 2013, we issued in a private placement $700.0 million of our 5.5% Senior Notes. The net proceeds from this issuance were partially used to repay $100.0 million of our Incremental Term Loans.  Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering.  The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% Notes. Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the current period as compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

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

Debt Transaction Costs

In connection with the issuance of the Incremental Term Loans and repurchase of the 3¼% convertible senior subordinated debentures during the six months ended June 30, 2013, we recorded $4.4 million of debt transaction costs.

Provision for Income Taxes

Our provision for income taxes was $37.8 million, or 1.8% of revenues, for the six months ended June 30, 2014, as compared to $37.0 million, or 2.0% of revenues, for the same period last year.  The $0.8 million increase in the provision for income taxes was primarily attributable to an increase in our income from continuing operations before income taxes for the six months ended June 30, 2014, as compared to the same period last year, partially offset by a decrease in our effective tax rate to 33.2% for the six months ended June 30, 2014, as compared to 38.4% for the six months ended June 30, 2013.  Our effective tax rate was lower in the current period as a result of the reversal of a $6.0 million previously established valuation allowance against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

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

The following table presents summarized cash flow information for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net cash provided by operating activities - continuing operations	$68.0	$57.5	$176.6	$149.3
Less: Purchases of property and equipment	(31.2)	(37.3)	(53.7)	(75.8)
Free operating cash flow	36.8	20.2	122.9	73.5
Acquisitions, net of cash acquired	(27.2)	(4.9)	(87.8)	(6.2)
Proceeds from borrowings	412.0	-	412.0	323.0
Payments of borrowings	(579.8)	(3.6)	(579.8)	(317.2)
Repurchases of common stock	(36.1)	(0.1)	(171.9)	(7.2)
Payment of debt financing costs	(5.5)	(0.1)	(5.9)	(1.0)
Proceeds from exercise of stock options	11.1	4.6	18.3	28.2
Other	(1.6)	(1.5)	(3.7)	(3.1)
Net (decrease) increase in cash and cash equivalents	$(190.3)	$14.6	$(295.9)	$90.0

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

Our cash flows provided by continuing operations for the three months ended June 30, 2014 were positively impacted by higher net income as well as improvements in our collection of outstanding accounts receivable during the period.  These factors were partially offset by decreases attributable to changes in the amount and timing of payments for interest, EHR incentive payments and payments under the New Mexico SCPP.

Our cash flows provided by continuing operations for the six months ended June 30, 2014 were positively impacted primarily by higher net income. This increase was partially offset by decreases attributable to changes in the amount and timing of payments for interest and EHR incentive payments.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Capital projects	$9.9	$8.2	$20.3	$21.8
Routine	12.4	10.7	18.5	18.5
Information systems	8.9	18.4	14.9	35.5
	31.2	37.3	53.7	75.8
Depreciation expense	60.1	54.4	120.5	108.6
Ratio of capital expenditures to depreciation expense	51.9%	68.6%	44.6%	69.8%

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

We expect our total spend on capital expenditures in 2014 to be consistent with 2013. However, because many of our currently scheduled projects, including many of those related to our recent acquisitions, require extensive planning and coordination, most of the spend will occur during the second half of the year.  Additionally, as a result of the added lead time required for these types of capital projects, we are accelerating our current capital spend for many of our routine projects.  In total, for 2014 as compared to 2013, we expect to spend more on routine projects and less on capital projects and information systems.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first half of 2014 is as follows (in millions):

					Amortization of
	December 31,	Proceeds from	Payments of		Debt Discounts	June 30,
	2013	Borrowings	Borrowings	Other (a)	and Premium	2014
Senior Credit Agreement:
Term Facility	$433.1	$-	$(5.6)	$-	$-	$427.5
Incremental Term Loans	222.6	-	-	-	-	222.6
6.625% Senior Notes	400.0	-	-	-	-	400.0
5.5% Senior Notes	700.0	400.0	-	-		1,100.0
3½% Notes	575.0	-	(574.2)	(0.8)	-	-
Unamortized debt discounts	(9.5)	-	-	-	8.4	(1.1)
Unamortized debt premium	-	12.0	-	-	(0.3)	11.7
Capital and financing leases	55.6	-	(0.9)	-	-	54.7
	$2,376.8	$412.0	$(580.7)	$(0.8)	$8.1	$2,215.4

_____________

(a)

Represents the difference between the original par value of the 3½% Notes and the cash settled conversion equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30,	December 31,	Increase
	2014	2013	(Decrease)
Current portion of long-term debt	$12.9	$583.0	$(570.1)
Long-term debt	2,202.5	1,793.8	408.7
Unamortized discounts on debt instruments	1.1	9.5	(8.4)
Unamortized premium on debt instrument	(11.7)	-	(11.7)
Total debt, excluding unamortized discounts and premium	2,204.8	2,386.3	(181.5)
Total LifePoint Hospitals, Inc. stockholders' equity	2,148.3	2,210.1	(61.8)
Total capitalization	$4,353.1	$4,596.4	$(243.3)
Total debt to total capitalization	50.6%	51.9%	(130)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts and premium	70.5%	72.5%
Variable rate debt, excluding unamortized discounts and premium	29.5	27.5
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts and premium	100.0%	75.9%
Subordinated debt, excluding unamortized discounts and premium	-	24.1
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2014, we had $21.8 million in letters of credit outstanding that were related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $328.2 million as of June 30, 2014.

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

As of June 30, 2014, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.90% and 2.66%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.15% for the Term Facility and 0.16% for the Incremental Term Loans as of June 30, 2014.

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

We were in compliance with this covenant as of June 30, 2014.

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

    5.5% Senior Notes

Effective December 6, 2013 and again on May 12, 2014, we issued in two separate private placements $700.0 million and $400.0 million, respectively, of the 5.5% Senior Notes with The Bank of New York Mellon Trust Company, N.A., as trustee.  Collectively, the 5.5% Senior Notes mature on December 1, 2021 and bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1.  The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

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

3½% Notes

Effective May 15, 2014, our 3½% Notes matured.  Prior to maturity, certain holders of the 3½% Notes exercised their right to convert per $1,000 in principal held for (i) an amount in cash, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares of our common stock in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Upon maturity and conversion of the 3½% Notes, we delivered to the holders cash of approximately $574.2 million and approximately 0.6 million shares of our common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

Liquidity and Capital Resources Outlook

We expect our total spend on capital expenditures in 2014 to be consistent with 2013. However, because many of our currently scheduled projects, including many of those related to our recent acquisitions, require extensive planning and coordination, most of the spend will occur during the second half of the year.  Additionally, as a result of the added lead time required for these types of capital projects, we are accelerating our current capital spend for many of our routine projects.  In total, for 2014 as compared to 2013, we expect to spend more on routine projects and less on capital projects and information systems.  At June 30, 2014, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $72.8 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.  During the three months ended June 30, 2014,  we issued $400.0 million of additional 5.5% Senior Notes. The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

The following is an update of our contractual obligations at June 30, 2014 for our long-term debt obligations reflecting these transactions (in millions):

	Payments Due by Period
		June 30, 2014 to
Contractual Obligation	Total	December 31, 2014	2015-2016	2017-2018	After 2018
Long-term debt (a)	$2,822.7	$56.9	$243.9	$787.4	$1,734.5

______________

(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude non-cash amortization related to our unamortized discount and premium. We used the 1.90% and 2.66% effective interest rates at June 30, 2014 for our $427.5 million outstanding Term Facility and $222.6 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments.

Additionally, during the three months ended June 30, 2014, we committed to invest an additional $60.0 million in capital expenditures and improvements over the next ten years in connection with our acquisition of an 80% interest in Rutherford, effective June 1, 2014.

Except for the items discussed above, there were no other material changes in our contractual obligations during the three months ended June 30, 2014.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $21.8 million as of June 30, 2014, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

ASU No. 2014-9, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”).  ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”).  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is not permitted.

ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”).  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.  The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2014, we had outstanding debt, excluding a  $1.1 million unamortized discount and a $11.7 million unamortized premium, of $2,204.8 million, 29.5%, or $650.1 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes, the 5.5% Senior Notes and the 3½% Notes as of June 30, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$427.5	$433.1	$427.0	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.8	$224.2
6.625% Senior Notes	$400.0	$400.0	$431.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,153.6	$703.5
3 ½ % Notes, excluding unamortized discount	$-	$575.0	$-	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.  As more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, effective May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million.  The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2014. As a result, the interest rate market risk implicit in these investments at June 30, 2014, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our acquisition of Marquette General Health System, Marquette General Hospital, Inc. (the “Marquette Seller”) self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  The self-disclosure is pending with CMS.  To the extent that the Marquette Seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the Marquette Seller.  We have made reasonable estimates of these potential liabilities and at June 30, 2014 we have recorded an aggregate of $18.0 million representing the fair values of our potential obligation to the Marquette Seller.  We do not control and cannot predict with certainty the progress or final outcome of any discussions with third parties, such as government agencies.  Therefore, the final amounts paid in settlement of these contingent obligations, if any, could materially differ from amounts currently recorded.  Any such changes in estimate will impact our future results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through October 1, 2015. We are not obligated to repurchase any specific number of shares under the 2014 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, we repurchased approximately 0.6 million and 3.0 million shares for an aggregate purchase price, including commissions, of $36.1 million and $164.7 million at an average purchase price of $58.69 and $54.33 per share during the three and six months ended June 30, 2014, respectively.   There were no repurchases made in accordance with the 2011 Repurchase Plan during the three or six months ended June 30, 2013.  As of June 30, 2014, we had remaining authority to repurchase the entire  $150.0 million in shares in accordance with the 2014 Repurchase Plan.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million and 0.2 million shares vested under these plans during the six months ended June 30, 2014 and 2013, respectively, for an aggregate purchase price of approximately $7.2 million during each of the six months ended June 30, 2014 and 2013, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
April 1, 2014 to April 30, 2014	330,000	$53.90	330,000	$168.3
May 1, 2014 to May 31, 2014	-	$-	-	$168.3
June 1, 2014 to June 30, 2014	284,955	$64.25	284,845	$150.0
Total	614,955	$58.69	614,845	$150.0

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the
Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No.
333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 16, 2010, File No.
000-51251).

4.1	-	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors
(as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee, (including the Form of
5.5% Senior Notes due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.
Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the
Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed
May 13, 2014, File No. 000-51251).

10.1	-	Amendment No. 2 to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed June 6, 2014,
File No. 000-51251).*

10.2	-	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement
(performance-based vesting) (filed herewith).*

10.3	-	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award
Agreement (filed herewith).*

10.4	-	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals,
Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Hospitals, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: July 25, 2014

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the
Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No.
333-124151).

3.2	-	Fourth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 16, 2010, File No.
000-51251).

4.1	-	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors
(as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee, (including the Form of
5.5% Senior Notes due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.
Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the
Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed
May 13, 2014, File No. 000-51251).

10.1	-	Amendment No. 2 to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed June 6, 2014,
File No. 000-51251).*

10.2	-	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement
(performance-based vesting) (filed herewith).*

10.3	-	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award
Agreement (filed herewith).*

10.4	-	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals,
Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith