Form 10-Q
period 2014-09-30
LIFEPOINT HOSPITALS, INC.
filed 2014-10-24
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October  17, 2014, the number of outstanding shares of the registrant’s Common Stock was 45,272,620.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues before provision for doubtful accounts	$1,388.2	$1,092.9	$3,817.2	$3,268.8
Provision for doubtful accounts	222.2	193.2	597.0	543.1
Revenues	1,166.0	899.7	3,220.2	2,725.7

Salaries and benefits	558.8	422.2	1,522.1	1,277.5
Supplies	180.5	140.6	500.0	429.4
Other operating expenses	285.6	222.6	787.4	667.0
Other income	(14.6)	(20.0)	(49.5)	(36.7)
Depreciation and amortization	68.8	57.4	190.8	169.1
Interest expense, net	28.6	24.0	93.8	70.5
Gain on settlement of pre-acquisition contingent obligation	-	-	-	(5.6)
Debt transaction costs	-	0.3	-	4.7
Impairment charge	12.2	-	12.2	-
	1,119.9	847.1	3,056.8	2,575.9

Income from continuing operations before income taxes	46.1	52.6	163.4	149.8
Provision for income taxes	17.4	18.5	55.2	55.5
Income from continuing operations	28.7	34.1	108.2	94.3
Income from discontinued operations, net of income taxes	-	0.3	-	0.7
Net income	28.7	34.4	108.2	95.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.2)	(1.6)	(4.5)	(2.4)
Net income attributable to LifePoint Hospitals, Inc.	$27.5	$32.8	$103.7	$92.6

Basic earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.61	$0.70	$2.30	$1.99
Discontinued operations	-	-	-	0.01
Net income	$0.61	$0.70	$2.30	$2.00

Diluted earnings per share attributable to LifePoint Hospitals, Inc.
stockholders:
Continuing operations	$0.59	$0.68	$2.20	$1.93
Discontinued operations	-	-	-	0.01
Net income	$0.59	$0.68	$2.20	$1.94

Weighted average shares and dilutive securities outstanding:
Basic	44.8	46.5	45.1	46.3
Diluted	46.7	47.8	47.1	47.6

Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$27.5	$32.5	$103.7	$91.9
Income from discontinued operations, net of income taxes	-	0.3	-	0.7
Net income	$27.5	$32.8	$103.7	$92.6

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2014	2013(a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$263.0	$637.9
Accounts receivable, less allowances for doubtful accounts of $745.2 and $741.2 at
September 30, 2014 and December 31, 2013, respectively	741.0	595.7
Inventories	115.1	102.0
Prepaid expenses	45.2	38.0
Income taxes receivable	43.4	-
Deferred tax assets	116.8	147.7
Other current assets	92.2	72.9
	1,416.7	1,594.2
Property and equipment:
Land	135.4	112.3
Buildings and improvements	2,180.0	2,019.6
Equipment	1,576.4	1,469.9
Construction in progress (estimated costs to complete and equip after September 30, 2014 is $88.1)	74.8	58.7
	3,966.6	3,660.5
Accumulated depreciation	(1,615.4)	(1,463.3)
	2,351.2	2,197.2
Deferred loan costs, net	32.8	31.1
Intangible assets, net	69.1	72.6
Other	43.0	40.7
Goodwill	1,637.6	1,651.0
Total assets	$5,550.4	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164.8	$135.9
Accrued salaries	193.7	139.6
Other current liabilities	224.4	197.2
Current maturities of long-term debt	16.3	583.0
	599.2	1,055.7
Long-term debt	2,205.8	1,793.8
Deferred income tax liabilities	218.4	233.1
Long-term portion of reserves for self-insurance claims	128.5	139.8
Other long-term liabilities	86.1	55.4
Long-term income tax liability	19.2	16.6
Total liabilities	3,257.2	3,294.4
Redeemable noncontrolling interests	84.6	59.8
Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,196,064 and
65,548,140 shares issued at September 30, 2014 and December 31, 2013, respectively	0.7	0.7
Capital in excess of par value	1,488.6	1,470.7
Accumulated other comprehensive income	3.4	3.4
Retained earnings	1,450.7	1,347.0
Common stock in treasury, at cost, 20,936,642 and 18,404,586 shares at September 30, 2014
and December 31, 2013, respectively	(761.0)	(611.7)
Total LifePoint Hospitals, Inc. stockholders' equity	2,182.4	2,210.1
Noncontrolling interests	26.2	22.5
Total equity	2,208.6	2,232.6
Total liabilities and equity	$5,550.4	$5,586.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$28.7	$34.4	$108.2	$95.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	-	(0.3)	-	(0.7)
Stock-based compensation	7.3	6.0	20.4	19.1
Depreciation and amortization	68.8	57.4	190.8	169.1
Amortization of physician minimum revenue guarantees	3.5	4.1	11.2	13.1
Amortization of debt discounts, premium and deferred loan costs	1.2	6.8	12.8	19.9
Gain on settlement of pre-acquisition contingent obligation	-	-	-	(5.6)
Debt transaction costs	-	0.3	-	4.7
Impairment charge	12.2	-	12.2	-
Deferred income tax (benefit)	28.2	(9.9)	23.1	(53.6)
Reserve for self-insurance claims, net of payments	1.0	0.8	5.7	7.5
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(28.4)	(7.6)	(56.7)	(26.2)
Inventories and other current assets	6.7	(9.1)	27.1	(4.3)
Accounts payable and accrued expenses	28.7	6.6	(2.9)	(19.4)
Income taxes payable/receivable	(26.7)	14.7	(46.0)	34.2
Other	0.1	(0.1)	2.0	0.6
Net cash provided by operating activities - continuing operations	131.3	104.1	307.9	253.4
Net cash provided by operating activities - discontinued operations	-	0.2	-	-
Net cash provided by operating activities	131.3	104.3	307.9	253.4

Cash flows from investing activities:
Purchases of property and equipment	(37.0)	(32.7)	(90.7)	(108.5)
Acquisitions, net of cash acquired	(172.1)	(12.2)	(259.9)	(18.4)
Other	(0.6)	(1.7)	(1.0)	(0.3)
Net cash used in investing activities	(209.7)	(46.6)	(351.6)	(127.2)

Cash flows from financing activities:
Proceeds from borrowings	-	-	412.0	323.0
Payments of borrowings	(2.8)	(3.7)	(582.6)	(320.9)
Repurchases of common stock	(0.4)	(31.3)	(172.3)	(38.5)
Payment of debt financing costs	(0.8)	(7.3)	(6.7)	(8.3)
Proceeds from exercise of stock options	4.8	6.2	23.1	34.4
Other	(1.4)	(1.8)	(4.7)	(6.1)
Net cash used in financing activities	(0.6)	(37.9)	(331.2)	(16.4)

Change in cash and cash equivalents	(79.0)	19.8	(374.9)	109.8
Cash and cash equivalents at beginning of period	342.0	175.0	637.9	85.0
Cash and cash equivalents at end of period	$263.0	$194.8	$263.0	$194.8

Supplemental disclosure of cash flow information:
Interest payments	$4.3	$5.3	$64.9	$40.7
Capitalized interest	$0.3	$0.4	$0.6	$1.1
Income tax payments, net	$15.7	$14.0	$78.0	$75.4

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income	Earnings	Stock	Interests	Total
Balance at December 31, 2013 (a)	47.1	$0.7	$1,470.7	$3.4	$1,347.0	$(611.7)	$22.5	$2,232.6
Net income	-	-	-	-	103.7	-	1.2	104.9
Exercise of stock options, tax benefits
of stock-based awards and other	0.7	-	27.3	-	-	-	-	27.3
Stock-based compensation	-	-	20.4	-	-	-	-	20.4
Repurchases of common stock,
at cost	(3.1)	-	-	-	-	(172.3)	-	(172.3)
Conversion of 3½% Notes	0.6	-	(22.1)	-	-	23.0	-	0.9
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(7.7)	-	-	-	4.0	(3.7)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.5)	(1.5)
Balance at September 30, 2014	45.3	$0.7	$1,488.6	$3.4	$1,450.7	$(761.0)	$26.2	$2,208.6

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Note 1. Organization, Basis of Presentation and Recently Issued Accounting Pronouncements

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At September 30, 2014, on a consolidated basis, the Company operated 68 hospital campuses in 21 states. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed prior to the adoption of Accounting Standards Update (“ASU”) No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014‑8”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Additionally, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through its direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or controlling member of such entities, including Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc.  Furthermore, the Company consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity.  All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

ASU No. 2014-9, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”).  ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”    The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued ASU 2014-8.  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.

As more fully discussed in Note 6, during the three months ended September 30, 2014, the Company entered into a definitive agreement to sell certain assets of River Parishes Hospital (“River Parishes”), located in LaPlace, Louisiana, and discontinue its operation.  The Company has determined that the sale of River Parishes does not qualify for discontinued operations treatment in accordance with the provisions of ASU 2014-8. However, the Company has made the additional required disclosures.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$361.7	31.0%	$296.0	32.9%	$1,003.5	31.2%	$903.6	33.2%
Medicaid	161.7	13.9	133.9	14.9	451.7	14.0	385.1	14.1
HMOs, PPOs and other
private insurers	631.0	54.1	446.0	49.6	1,745.2	54.2	1,370.2	50.3
Self-pay	207.9	17.8	200.8	22.3	547.4	17.0	558.7	20.5
Other	25.9	2.3	16.2	1.8	69.4	2.1	51.2	1.8
Revenues before provision for
doubtful accounts	1,388.2	119.1	1,092.9	121.5	3,817.2	118.5	3,268.8	119.9
Provision for doubtful accounts	(222.2)	(19.1)	(193.2)	(21.5)	(597.0)	(18.5)	(543.1)	(19.9)
Revenues	$1,166.0	100.0%	$899.7	100.0%	$3,220.2	100.0%	$2,725.7	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2014 (in millions):

Balance at January 1, 2014	$741.2
Additions recognized as a reduction to revenues	597.0
Accounts written off, net of recoveries	(593.0)
Balance at September 30, 2014	$745.2

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 50.1% and 55.4% as of September 30, 2014 and December 31, 2013, respectively. The decrease in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at September 30, 2014 as compared to December 31, 2013 is primarily the result of our recent acquisitions. Additionally, as of September 30, 2014 and December 31, 2013, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 87.5% and 86.5%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $63.3 million and $42.5 million for the three months ended September 30, 2014 and 2013, respectively, and $169.4 million and $133.5 million for the nine months ended September 30, 2014 and 2013, respectively.  Included in the Company’s hospital support center overhead costs are depreciation and amortization expense related to the Company’s information systems platforms as well as transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) as of September 30, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$424.7	$433.1	$421.0	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$221.4	$224.2
6.625% Senior Notes	$400.0	$400.0	$423.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,116.5	$703.5
3 ½ % Notes, excluding unamortized discount	$-	$575.0	$-	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. As more fully discussed in Note 8, effective May 12, 2014, the Company issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million.  The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Note 5. Acquisitions

Conemaugh Health System (“Conemaugh”)

Effective September 1, 2014,  through Duke LifePoint Healthcare,  the Company acquired Conemaugh for total consideration, including net working capital, of approximately $125.0 million, comprised of $115.0 million in cash and the issuance of a warrant with an estimated fair value of $10.0 million. The warrant provides the seller rights to purchase 290,514 shares of the Company’s common stock, exercisable ratably beginning one year from the date of issuance to three years after the date of issuance. The warrant expires ten years from the date of issuance. The warrants, classified as a liability and included under the caption “Other long-term liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets,  were valued using an option pricing model and will be marked-to-market until settlement.

Conemaugh is comprised of Conemaugh Memorial Medical Center, a 470 bed acute care hospital, 39 bed rehabilitation facility and 30 bed long-term care facility located in Johnstown, Pennsylvania, Meyersdale Medical Center, a 20 bed critical access hospital located in Meyersdale, Pennsylvania, and Miners Medical Center, a 30 bed acute care hospital located in Hastings, Pennsylvania. The Company has committed to invest in Conemaugh an additional $425.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Conemaugh are included in the Company’s results of operations beginning on September 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Conemaugh have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis over the next twelve months.

In connection with the Company’s acquisition of Conemaugh, the seller self-disclosed various potentially non-compliant physician arrangements under the Centers for Medicare and Medicaid Services (“CMS”) voluntary self-disclosure protocol.  This self-disclosure is pending with CMS.  To the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit. As part of the Company’s preliminary purchase price allocation, the Company has made a reasonable estimate of its potential exposure for this matter and at September 30, 2014 has recorded a reserve of $14.0 million.

Haywood Regional Medical Center (“Haywood”)

Effective August 1, 2014,  through Duke LifePoint Healthcare, the Company acquired Haywood, a 169 bed acute care hospital located in Clyde,  North Carolina for approximately $28.5 million, including net working capital. The Company has committed to invest in Haywood an additional $36.0 million in capital expenditures and improvements over the next eight years.  The results of operations of Haywood are included in the Company’s results of operations beginning on August 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Haywood have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis over the next twelve months.

WestCare Health System (“WestCare”)

Effective August 1, 2014,  through Duke LifePoint Healthcare, the Company acquired WestCare for approximately $19.0 million, including net working capital and the assumption of certain capital leases. WestCare is comprised of Harris Regional Hospital, an 86 bed acute care hospital located in Sylva, North Carolina, and Swain County Hospital, a 48 bed critical access hospital located in Bryson City,  North Carolina.  The Company has committed to invest in WestCare an additional $43.0 million in capital expenditures and improvements over the next eight years.  The results of operations of WestCare are included in the Company’s results of operations beginning on August 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of WestCare have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis over the next twelve months.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Rutherford Regional Medical Center (“Rutherford”)

Effective June 1, 2014,  through Duke LifePoint Healthcare, the Company acquired an 80% interest in an entity that owns Rutherford, a 143 bed acute care hospital located in Rutherfordton,  North Carolina for approximately $27.2 million, including net working capital. The Company has committed to invest in Rutherford an additional $60.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Rutherford are included in the Company’s results of operations beginning on June 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Rutherford have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2014.

Wilson Medical Center (“Wilson”)

Effective March 1, 2014, through Duke LifePoint Healthcare, the Company acquired an 80% interest in an entity that owns Wilson, a 294 bed hospital and 90 bed long-term care facility located in Wilson, North Carolina for approximately $59.8 million, including net working capital. The Company has committed to invest in Wilson an additional $120.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Wilson are included in the Company’s results of operations beginning on March 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Wilson have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2014.

Note 6. Divestiture

In September 2014, the Company entered into a definitive agreement to sell certain assets of River Parishes and discontinue its operation. The Company expects to complete the transaction during the fourth quarter of 2014.  Included in the Company’s consolidated results of operations are net operating losses before income taxes attributable to River Parishes of $1.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively. The assets that have been classified as held for sale in connection with the River Parishes transaction totaled $3.7 million and are included under the caption “Other current assets” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014.

In connection with the Company’s entry into a definitive agreement to sell certain assets of River Parishes and discontinue its operation, the Company recognized an impairment charge of $12.2 million, or $0.16 loss per diluted share, during the three months ended September 30, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Note 7. Goodwill and Intangible Assets

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
	2014	2013
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$63.2	$73.4
Accumulated amortization	(34.3)	(39.4)
Net total	28.9	34.0
Non-competition agreements
Gross carrying amount	23.9	24.5
Accumulated amortization	(15.7)	(14.1)
Net total	8.2	10.4
Total amortized intangible assets
Gross carrying amount	87.1	97.9
Accumulated amortization	(50.0)	(53.5)
Net total	37.1	44.4

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	27.9	24.9
Licenses, provider numbers, accreditations and other	4.1	3.3
Net total	32.0	28.2

Total intangible assets:
Gross carrying amount	119.1	126.1
Accumulated amortization	(50.0)	(53.5)
Net total	$69.1	$72.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company’s liability for contract-based physician minimum revenue guarantees was $10.6 million and $11.5 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying unaudited condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

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

Note 8. Long-Term Debt

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

Maturity and Conversion of 3½% Notes

Effective May 15, 2014, the 3½% Notes matured.  Prior to maturity, certain holders of the 3½% Notes exercised their right to convert per $1,000 in principal held for (i) an amount in cash, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares of the Company’s common stock in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Upon maturity or conversion of the 3½% Notes, the Company delivered to the holders cash of approximately $574.2 million and approximately 0.6 million shares of its common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

Note 9.  Income Taxes

The Company’s income tax provision was $55.2 million for an effective income tax rate of 34.7% during the nine months ended September 30, 2014 as compared to $55.5 million for an effective income tax rate of 37.7% during the nine months ended September 30, 2013.  The Company’s effective income tax rate was lower during the nine months ended September 30, 2014 as a result of the reversal of a previously established valuation allowance against its deferred tax assets for federal net operating losses generated by the Company’s physician practice operations in the state of Michigan, which were previously thought to be unrecoverable.  The impact of the reversal during the nine months ended September 30, 2014 resulted in an increase to net income of $6.0 million, or $0.13 per diluted share.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Note 10. Common Stock in Treasury

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

In connection with the 2011 Repurchase Plan, the Company repurchased approximately 3.0 million and 0.7 million shares for an aggregate purchase price, including commissions, of $164.7 million and $30.1 million at an average purchase price of $54.33 and $45.76 per share during the nine months ended September 30, 2014 and 2013, respectively.   As of September 30, 2014, the Company had remaining authority to repurchase the entire  $150.0 million in shares in accordance with the 2014 Repurchase Plan.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million and 0.2 million shares vested under these plans for an aggregate purchase price of approximately $7.6 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. The Company has designated these shares as treasury stock.

Furthermore, as more fully discussed in Note 8, upon the conversion of the 3½% Notes on or before May 15, 2014, the Company delivered to holders of the 3½% Notes approximately 0.6 million shares of its common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

Note 11. Stock-Based Compensation

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Stock Options

The Company granted options to purchase 716,150 and 60,600 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the nine months ended September 30, 2014 and 2013, respectively.  Additionally, the Company granted options to purchase 735,200 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the nine months ended September 30,  2013 prior to its replacement with the 2013 LTIP.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP and the 1998 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the nine months ended September 30, 2014 and 2013 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	29.0%	31.0%
Risk-free interest rate, minimum	0.05%	0.04%
Risk-free interest rate, maximum	2.71%	2.74%
Expected dividends	-	-
Average expected term (years)	5.4	5.3
Fair value per share of stock options granted	$13.95	$11.96

The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $14.0 million and $11.7 million, respectively. The Company received $4.8 million and $6.2 million in cash from stock option exercises for the three months ended September 30, 2014 and 2013, respectively, and $23.1 million and $34.4 million in cash from stock option exercises for the nine months ended September 30, 2014 and 2013, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $2.3 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $12.2 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.3 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Other Stock-Based Awards

The Company granted 369,871 and 52,962 restricted stock units to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the nine months ended September 30, 2014 and 2013, respectively.  Additionally, the Company granted 410,000 restricted stock units to certain officers and employees in accordance with the 1998 LTIP during the nine months ended September 30, 2013 prior to its replacement with the 2013 LTIP. Excluding the fair value of the performance-based awards granted during the nine months ended September 30, 2014, the fair value of these restricted stock units was determined based on the closing price of the Company’s common stock on the day prior to the grant date. The restricted stock units granted during the nine months ended September 30, 2014 and 2013 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the nine months ended September 30, 2014, 236,000 were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. The number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, the awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash and their respective fair values were estimated using the Monte-Carlo simulation valuation model.  The Company recognizes compensation expense for the portion of the award that would ultimately be settled in the Company’s common stock for the targeted units at its Monte-Carlo simulation value if the requisite service period is rendered, even if the market condition is never satisfied.  The Company will classify as a liability and recognize compensation expense for the portion of the award that would ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value that will be marked-to-market until settlement.

Of the restricted stock units granted during the nine months ended September 30, 2013, 322,000 were performance-based awards that,  in addition to requiring continuing service of an employee, the vesting of which is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the 322,000 performance-based awards granted during the nine months ended September 30, 2013 have not been met and are still subject to continuing service requirements and the three year cliff-vesting provisions.  For purposes of estimating compensation expense for these performance-based awards, the Company has assumed that the performance goals will be achieved. If the performance goals are not met for these performance-based awards, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

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

As of September 30, 2014,  there was $27.7 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Equity awards:
Other stock-based awards	$4.9	$4.3	$13.4	$12.5
Stock options	2.4	1.7	7.0	6.6
	7.3	6.0	20.4	19.1
Liability awards:
Other stock-based awards	1.0	-	1.7	-
Total stock-based compensation expense	$8.3	$6.0	$22.1	$19.1
Tax benefit on stock-based compensation expense	$3.2	$2.4	$8.7	$7.6

The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2014 or 2013. As of September 30, 2014, there was $39.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

Note 12. Commitments and Contingencies

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within 60 days of identification. Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to the CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

In connection with the Company’s acquisitions of Marquette General Health System (“Marquette General”) and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company has made reasonable estimates of its potential exposure for these two matters and at September 30, 2014 has recorded reserves for Marquette General and Conemaugh of $18.0 million and $14.0 million, respectively.

On September 16, 2013, the Company and two of its hospitals made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals' cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney's Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure. The hospital that received the subpoena has produced responsive documents, including patient files. The Company continues to cooperate with the government in addressing these matters, including a review of procedures that were performed by these physicians.

The government investigations are ongoing, no patient claims have been made and it is not possible to estimate what, if any, claims will be brought. When appropriate, and following reviews by independent interventional cardiologists, the Company intends to notify those patients of these two physicians who may have received an unnecessary procedure of such fact. Patients from the hospitals at which these two physicians practiced may assert claims against the hospital that, if successful, could result in the hospitals being found liable.  The government investigations may also result in damages, fines and penalties. The Company cannot, however, reasonably estimate the potential liability in connection with these matters, and no liability has been recorded as of September 30, 2014.

The Company does not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against the Company.  Therefore, the final amounts paid to resolve the foregoing matters could be material and could materially differ from amounts currently recorded, if any.  Any such changes in estimate will impact the Company’s future results of operations and cash flows.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $27.2 million at September 30, 2014.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period.  Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Capital Expenditure Commitments

    The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $74.8 million in costs related to uncompleted projects as of September 30, 2014, which is included under the caption “Construction in progress” in the Company’s accompanying unaudited condensed consolidated balance sheet. At September 30, 2014, these uncompleted projects had an estimated cost to complete and equip of approximately $88.1 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions. At September 30, 2014, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,670.0 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share
attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$28.7	$34.1	$108.2	$94.3
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.2)	(1.6)	(4.5)	(2.4)
Income from continuing operations attributable to
LifePoint Hospitals, Inc. stockholders	27.5	32.5	103.7	91.9
Income from discontinued operations, net of income taxes	-	0.3	-	0.7
Net income attributable to LifePoint Hospitals, Inc.	$27.5	$32.8	$103.7	$92.6

Denominator:
Weighted average shares outstanding - basic	44.8	46.5	45.1	46.3
Effect of dilutive securities:
Stock options and other stock-based awards	1.9	1.3	1.7	1.3
Convertible debt instruments	-	-	0.3	-
Weighted average shares outstanding - diluted	46.7	47.8	47.1	47.6

Basic earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.61	$0.70	$2.30	$1.99
Discontinued operations	-	-	-	0.01
Net income	$0.61	$0.70	$2.30	$2.00

Diluted earnings per share attributable to LifePoint Hospitals,
Inc. stockholders:
Continuing operations	$0.59	$0.68	$2.20	$1.93
Discontinued operations	-	-	-	0.01
Net income	$0.59	$0.68	$2.20	$1.94

The Company’s convertible debt instruments have been included in the calculation of diluted earnings per share whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding.  Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the three or nine months ended September 30, 2014 and 2013.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

Note 14. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes and the 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The guarantees are subject to customary release provisions set forth in the agreements for the 6.625% Senior Notes and the 5.5% Senior Notes.

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013.  Prior year amounts have been reclassified to conform to current year presentation.

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$904.9	$483.3	$-	$1,388.2
Provision for doubtful accounts	-	157.0	65.2	-	222.2
Revenues	-	747.9	418.1	-	1,166.0

Salaries and benefits	8.3	343.6	206.9	-	558.8
Supplies	-	105.9	74.6	-	180.5
Other operating expenses	-	194.2	91.4	-	285.6
Other income	-	(10.5)	(4.1)	-	(14.6)
Equity in earnings of affiliates	(44.6)	-	-	44.6	-
Depreciation and amortization	-	45.1	23.7	-	68.8
Interest expense, net	8.9	17.0	2.7	-	28.6
Impairment charge	-	12.2	-	-	12.2
Management (income) fees	-	(5.0)	5.0	-	-
	(27.4)	702.5	400.2	44.6	1,119.9
Income from continuing operations
before taxes	27.4	45.4	17.9	(44.6)	46.1
(Benefit) provision for income taxes	(0.1)	17.5	-	-	17.4
Net income	27.5	27.9	17.9	(44.6)	28.7
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(1.0)	-	(1.2)
Net income attributable to LifePoint
Hospitals, Inc.	$27.5	$27.7	$16.9	$(44.6)	$27.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$828.4	$264.5	$-	$1,092.9
Provision for doubtful accounts	-	156.5	36.7	-	193.2
Revenues	-	671.9	227.8	-	899.7

Salaries and benefits	6.0	314.5	101.7	-	422.2
Supplies	-	99.0	41.6	-	140.6
Other operating expenses	-	174.2	48.4	-	222.6
Other income	-	(14.9)	(5.1)	-	(20.0)
Equity in earnings of affiliates	(46.9)	-	-	46.9	-
Depreciation and amortization	-	43.6	13.8	-	57.4
Interest expense, net	5.5	16.1	2.4	-	24.0
Debt transaction costs	0.3	-	-	-	0.3
Management (income) fees	-	(3.3)	3.3	-	-
	(35.1)	629.2	206.1	46.9	847.1
Income from continuing operations
before taxes	35.1	42.7	21.7	(46.9)	52.6
Provision for income taxes	2.3	16.2	-	-	18.5
Income from continuing operations	32.8	26.5	21.7	(46.9)	34.1
Income from discontinued operations,
net of taxes	-	0.3	-	-	0.3
Net income	32.8	26.8	21.7	(46.9)	34.4
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.3)	(1.3)	-	(1.6)
Net income attributable to LifePoint
Hospitals, Inc.	$32.8	$26.5	$20.4	$(46.9)	$32.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,604.7	$1,212.5	$-	$3,817.2
Provision for doubtful accounts	-	425.7	171.3	-	597.0
Revenues	-	2,179.0	1,041.2	-	3,220.2

Salaries and benefits	22.1	991.6	508.4	-	1,522.1
Supplies	-	313.0	187.0	-	500.0
Other operating expenses	-	562.1	225.3	-	787.4
Other income	-	(39.3)	(10.2)	-	(49.5)
Equity in earnings of affiliates	(158.5)	-	-	158.5	-
Depreciation and amortization	-	136.5	54.3	-	190.8
Interest expense, net	35.0	51.7	7.1	-	93.8
Impairment charge	-	12.2	-	-	12.2
Management (income) fees	-	(15.0)	15.0	-	-
	(101.4)	2,012.8	986.9	158.5	3,056.8
Income from continuing operations
before taxes	101.4	166.2	54.3	(158.5)	163.4
(Benefit) provision for income taxes	(2.3)	57.5	-	-	55.2
Net income	103.7	108.7	54.3	(158.5)	108.2
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.6)	(3.9)	-	(4.5)
Net income attributable to LifePoint
Hospitals, Inc.	$103.7	$108.1	$50.4	$(158.5)	$103.7

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,486.8	$782.0	$-	$3,268.8
Provision for doubtful accounts	-	432.2	110.9	-	543.1
Revenues	-	2,054.6	671.1	-	2,725.7

Salaries and benefits	19.1	946.3	312.1	-	1,277.5
Supplies	-	301.9	127.5	-	429.4
Other operating expenses	0.5	519.9	146.6	-	667.0
Other income	-	(30.5)	(6.2)	-	(36.7)
Equity in earnings of affiliates	(129.8)	-	-	129.8	-
Depreciation and amortization	-	130.6	38.5	-	169.1
Interest expense, net	13.6	50.1	6.8	-	70.5
Gain on settlement of pre-acquisition
contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.7	-	-	-	4.7
Management (income) fees	-	(9.8)	9.8	-	-
	(91.9)	1,908.5	629.5	129.8	2,575.9
Income from continuing operations
before taxes	91.9	146.1	41.6	(129.8)	149.8
(Benefit) provision for income taxes	(0.7)	56.2	-	-	55.5
Income from continuing operations	92.6	89.9	41.6	(129.8)	94.3
Income from discontinued operations,
net of taxes	-	0.7	-	-	0.7
Net income	92.6	90.6	41.6	(129.8)	95.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.6)	(1.8)	-	(2.4)
Net income attributable to LifePoint
Hospitals, Inc.	$92.6	$90.0	$39.8	$(129.8)	$92.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$123.2	$139.8	$-	$263.0
Accounts receivable, net	-	469.8	271.2	-	741.0
Inventories	-	71.6	43.5	-	115.1
Prepaid expenses	0.2	29.2	15.8	-	45.2
Income taxes receivable	43.4				43.4
Deferred tax assets	116.8	-	-	-	116.8
Other current assets	-	55.0	37.2	-	92.2
	160.4	748.8	507.5	-	1,416.7
Property and equipment:
Land	-	72.5	62.9	-	135.4
Buildings and improvements	-	1,569.5	610.5	-	2,180.0
Equipment	-	1,270.2	306.2	-	1,576.4
Construction in progress	-	54.2	20.6	-	74.8
	-	2,966.4	1,000.2	-	3,966.6
Accumulated depreciation	-	(1,409.4)	(206.0)	-	(1,615.4)
	-	1,557.0	794.2	-	2,351.2
Deferred loan costs, net	32.8	-	-	-	32.8
Intangible assets, net	-	35.1	34.0	-	69.1
Investments in subsidiaries	1,998.9	-	-	(1,998.9)	-
Due from subsidiaries	2,426.0	-	-	(2,426.0)	-
Other	5.1	19.5	18.4	-	43.0
Goodwill	-	1,441.9	195.7	-	1,637.6
Total assets	$4,623.2	$3,802.3	$1,549.8	$(4,424.9)	$5,550.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$99.4	$65.4	$-	$164.8
Accrued salaries	-	122.2	71.5	-	193.7
Other current liabilities	35.7	111.1	77.6	-	224.4
Current maturities of long-term debt	14.0	0.8	1.5	-	16.3
	49.7	333.5	216.0	-	599.2
Long-term debt	2,143.5	49.2	13.1	-	2,205.8
Due to Parent	-	1,746.7	679.3	(2,426.0)	-
Deferred income tax liabilities	218.4	-	-	-	218.4
Long-term portion of reserves for self-insurance claims	-	101.2	27.3	-	128.5
Other long-term liabilities	10.0	22.2	53.9	-	86.1
Long-term income tax liability	19.2	-	-	-	19.2
Total liabilities	2,440.8	2,252.8	989.6	(2,426.0)	3,257.2
Redeemable noncontrolling interests	-	-	84.6	-	84.6
Total LifePoint Hospitals, Inc. stockholders' equity	2,182.4	1,548.0	450.9	(1,998.9)	2,182.4
Noncontrolling interests	-	1.5	24.7	-	26.2
Total equity	2,182.4	1,549.5	475.6	(1,998.9)	2,208.6
Total liabilities and equity	$4,623.2	$3,802.3	$1,549.8	$(4,424.9)	$5,550.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.5	$27.9	$17.9	$(44.6)	$28.7
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(44.6)	-	-	44.6	-
Stock-based compensation	7.3	-	-	-	7.3
Depreciation and amortization	-	45.1	23.7	-	68.8
Amortization of physician minimum revenue guarantees	-	3.1	0.4	-	3.5
Amortization of debt discounts, premium and deferred loan costs	1.2	-	-	-	1.2
Impairment charge	-	12.2	-	-	12.2
Deferred income taxes	28.2	-	-	-	28.2
Reserve for self-insurance claims, net of payments	-	2.8	(1.8)	-	1.0
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(7.7)	(20.7)	-	(28.4)
Inventories and other current assets	0.1	(0.6)	7.2	-	6.7
Accounts payable and accrued expenses	22.8	6.7	(0.8)	-	28.7
Income taxes payable/receivable	(26.7)	-	-	-	(26.7)
Other	0.1	(0.2)	0.2	-	0.1
Net cash provided by operating activities	15.9	89.3	26.1	-	131.3

Cash flows from investing activities:
Purchases of property and equipment	-	(27.1)	(9.9)	-	(37.0)
Acquisitions, net of cash acquired	-	(7.9)	(164.2)	-	(172.1)
Other	(0.5)	1.1	(1.2)	-	(0.6)
Net cash used in investing activities	(0.5)	(33.9)	(175.3)	-	(209.7)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Repurchases of common stock	(0.4)	-	-	-	(0.4)
Payment of debt financing costs	(0.8)	-	-	-	(0.8)
Proceeds from exercise of stock options	4.8	-	-	-	4.8
Change in intercompany balances with affiliates, net	(16.1)	(167.8)	183.9	-	-
Other	(0.1)	0.7	(2.0)	-	(1.4)
Net cash (used in) provided by financing activities	(15.4)	(167.1)	181.9	-	(0.6)

Change in cash and cash equivalents	-	(111.7)	32.7	-	(79.0)
Cash and cash equivalents at beginning of period	-	234.9	107.1	-	342.0
Cash and cash equivalents at end of period	$-	$123.2	$139.8	$-	$263.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32.8	$26.8	$21.7	$(46.9)	$34.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.3)	-	-	(0.3)
Equity in earnings of affiliates	(46.9)	-	-	46.9	-
Stock-based compensation	6.0	-	-	-	6.0
Depreciation and amortization	-	43.6	13.8	-	57.4
Amortization of physician minimum revenue guarantees	-	3.7	0.4	-	4.1
Amortization of debt discounts and deferred loan costs	6.8	-	-	-	6.8
Debt transaction costs	0.3	-	-	-	0.3
Deferred income tax benefit	(9.9)	-	-	-	(9.9)
Reserve for self-insurance claims, net of payments	-	(0.3)	1.1	-	0.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	2.6	(10.2)	-	(7.6)
Inventories and other current assets	(0.1)	(12.3)	3.3	-	(9.1)
Accounts payable and accrued expenses	11.2	10.6	(15.2)	-	6.6
Income taxes payable/receivable	14.7	-	-	-	14.7
Other	-	(0.2)	0.1	-	(0.1)
Net cash provided by operating activities - continuing operations	14.9	74.2	15.0	-	104.1
Net cash provided by operating activities - discontinued operations	-	0.2	-	-	0.2
Net cash provided by operating activities	14.9	74.4	15.0	-	104.3

Cash flows from investing activities:
Purchases of property and equipment	-	(23.5)	(9.2)	-	(32.7)
Acquisitions, net of cash acquired	-	(12.2)	-	-	(12.2)
Other	(1.6)	-	(0.1)	-	(1.7)
Net cash used in investing activities	(1.6)	(35.7)	(9.3)	-	(46.6)

Cash flows from financing activities:
Payments of borrowings	(3.7)	-	-	-	(3.7)
Repurchases of common stock	(31.3)	-	-	-	(31.3)
Payment of debt financing costs	(7.3)	-			(7.3)
Proceeds from exercise of stock options	6.2	-	-	-	6.2
Change in intercompany balances with affiliates, net	22.8	(6.3)	(16.5)	-	-
Other	-	0.2	(2.0)	-	(1.8)
Net cash used in financing activities	(13.3)	(6.1)	(18.5)	-	(37.9)

Change in cash and cash equivalents	-	32.6	(12.8)	-	19.8
Cash and cash equivalents at beginning of period	-	105.2	69.8	-	175.0
Cash and cash equivalents at end of period	$-	$137.8	$57.0	$-	$194.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$103.7	$108.7	$54.3	$(158.5)	$108.2
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(158.5)	-	-	158.5	-
Stock-based compensation	20.4	-	-	-	20.4
Depreciation and amortization	-	136.5	54.3	-	190.8
Amortization of physician minimum revenue guarantees	-	10.0	1.2	-	11.2
Amortization of debt discounts, premium and deferred loan costs	12.8	-	-	-	12.8
Impairment charge	-	12.2	-	-	12.2
Deferred income tax benefit	23.1	-	-	-	23.1
Reserve for self-insurance claims, net of payments	-	4.7	1.0	-	5.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(37.0)	(19.7)	-	(56.7)
Inventories and other current assets	(0.1)	18.0	9.2	-	27.1
Accounts payable and accrued expenses	23.5	(38.4)	12.0	-	(2.9)
Income taxes payable/receivable	(46.0)	-	-	-	(46.0)
Other	-	1.3	0.7	-	2.0
Net cash (used in) provided by operating activities	(21.1)	216.0	113.0	-	307.9

Cash flows from investing activities:
Purchases of property and equipment	-	(64.4)	(26.3)	-	(90.7)
Acquisitions, net of cash acquired	-	(10.6)	(249.3)	-	(259.9)
Other	(1.7)	1.5	(0.8)	-	(1.0)
Net cash used in investing activities	(1.7)	(73.5)	(276.4)	-	(351.6)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(582.6)	-	-	-	(582.6)
Repurchases of common stock	(172.3)	-	-	-	(172.3)
Payment of debt financing costs	(6.7)	-	-	-	(6.7)
Proceeds from exercise of stock options	23.1	-	-	-	23.1
Change in intercompany balances with affiliates, net	349.5	(578.2)	228.7	-	-
Other	(0.2)	0.6	(5.1)	-	(4.7)
Net cash provided by (used in) financing activities	22.8	(577.6)	223.6	-	(331.2)

Change in cash and cash equivalents	-	(435.1)	60.2	-	(374.9)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$123.2	$139.8	$-	$263.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$92.6	$90.6	$41.6	$(129.8)	$95.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(0.7)	-	-	(0.7)
Equity in earnings of affiliates	(129.8)	-	-	129.8	-
Stock-based compensation	19.1	-	-	-	19.1
Depreciation and amortization	-	130.6	38.5	-	169.1
Amortization of physician minimum revenue guarantees	-	11.9	1.2	-	13.1
Amortization of debt discounts and deferred loan costs	19.9	-	-	-	19.9
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	-	(5.6)
Debt transaction costs	4.7	-	-	-	4.7
Deferred income tax benefit	(53.6)	-	-	-	(53.6)
Reserve for self-insurance claims, net of payments	-	0.3	7.2	-	7.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(21.0)	(5.2)	-	(26.2)
Inventories and other current assets	(0.1)	(5.9)	1.7	-	(4.3)
Accounts payable and accrued expenses	8.8	(21.2)	(7.0)	-	(19.4)
Income taxes payable/receivable	34.2	-	-	-	34.2
Other	-	0.2	0.4	-	0.6
Net cash (used in) provided by operating activities	(4.2)	184.8	72.8	-	253.4

Cash flows from investing activities:
Purchases of property and equipment	-	(81.8)	(26.7)	-	(108.5)
Acquisitions, net of cash acquired	-	(18.4)	-	-	(18.4)
Other	(1.8)	0.6	0.9	-	(0.3)
Net cash used in investing activities	(1.8)	(99.6)	(25.8)	-	(127.2)

Cash flows from financing activities:
Proceeds from borrowings	323.0	-	-	-	323.0
Payments of borrowings	(320.9)	-	-	-	(320.9)
Repurchases of common stock	(38.5)	-	-	-	(38.5)
Payment of debt financing costs	(8.3)	-	-	-	(8.3)
Proceeds from exercise of stock options	34.4	-	-	-	34.4
Change in intercompany balances with affiliates, net	16.5	27.5	(44.0)	-	-
Other	(0.2)	0.1	(6.0)	-	(6.1)
Net cash provided by (used in) financing activities	6.0	27.6	(50.0)	-	(16.4)

Change in cash and cash equivalents	-	112.8	(3.0)	-	109.8
Cash and cash equivalents at beginning of period	-	25.0	60.0	-	85.0
Cash and cash equivalents at end of period	$-	$137.8	$57.0	$-	$194.8

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to recent acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; the amount of reimbursement payments under the New Mexico state program; the closing date of the sale of River Parishes; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting and retention.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,” “will,” “would,” “expect,” “project,” “estimate,” “seek,” “anticipate,” “intend,” “target,” “continue,”  “predict” or similar expressions. You should not unduly rely on forward-looking statements, which give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement.  We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At September 30, 2014, on a consolidated basis, we operated 68 hospital campuses in 21 states, having a total of 8,334 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $1,166.0 million and $899.7 million during the three months ended September 30, 2014 and 2013, respectively, and $3,220.2 million and $2,725.7 million during the nine months ended September 30, 2014 and 2013, respectively.  We derived revenues from the Medicare and Medicaid programs, collectively, of 44.9% and 47.8% during the three months ended September 30, 2014 and 2013, respectively, and 45.2% and 47.3% during the nine months ended September 30, 2014 and 2013, respectively.  Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”) dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect until 2014 or do not take effect until later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2014.  During the first nine months of 2014, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  While we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at September 30, 2014, only eight of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, on July 22, 2014, the U.S. Court of Appeals for the District of Columbia and the U.S. Court of Appeals for the Fourth Circuit issued conflicting rulings on whether premium subsidies may be made available to individuals residing in the 36 states that have federally-run health insurance exchanges.  The unavailability of premium subsidies for individuals purchasing their insurance through federally-run health insurance exchanges would result in many of those individuals dropping their coverage and increasing the number of uninsured.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Furthermore,  several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend all significant provisions of the Affordable Care Act, and the results of such legislative efforts may impact our business in the future.

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

On August 22, 2014, CMS published its hospital inpatient patient prospective system (“IPPS”) final rule for FFY 2015, which began on October 1, 2014. Among other things, the final rule provides a payment rate increase of 1.4% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program (formerly the Reporting Hospital Quality Data for Annual Payment Update Program) and are meaningful EHR users. The rate increase is based on a hospital market basket increase of 2.9%, which is reduced by (i) a multi-factor productivity adjustment of 0.5%, (ii) a 0.2% reduction required by the Affordable Care Act, and (iii) a 0.8% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012 (“ATRA”). Hospitals that do not successfully report quality data under the IQR Program will be subject to a one-fourth reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. In addition, hospitals that are not meaningful EHR users are also subject to an additional one-fourth reduction of the hospital market basket increase. With respect to the documentation and coding recoupment adjustment required by the ATRA, CMS indicated that it expects to make similar adjustments in FFYs 2016 and 2017 in order to recoup the entire $11 billion that it is required to recover by the ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 solely as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

In addition to establishing the payment rate update, the IPPS final rule for FFY 2015 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the final rule implements a 1.0% payment decrease required by the Affordable Care Act for hospitals that rank in the top quartile for the rate of hospital acquired conditions and updates the measures and financial incentives in Medicare’s hospital value-based purchasing and readmissions reduction programs. In addition, the IPPS final rule for FFY 2015 updates the factors used to determine the amount and distribution of Medicare DSH payments to hospitals and establishes the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2015 at $7.65 billion, which is less than the $8.56 billion that was originally estimated in the IPPS proposed rule for FFY 2015, which was published on May 15, 2014. The final rule also revises the labor market areas used for the IPPS wage index system based on the most recent core-based statistical area delineations issued by the Office of Management and Budget based on 2010 census data.  Under the final rule, in order to mitigate the potentially negative impacts of the new labor market areas, CMS will generally phase the new wage index in over a one year period, with the wage index for FFY 2015, being a 50/50 blend of the former wage index and the new wage index.  Overall, CMS estimates that the rate increase, when combined with reductions under the Hospital Readmissions Reduction Program, changes to Medicare DSH payments, the expiration of certain statutory provisions that provided special temporary increases in payments to low-volume and Medicare dependent hospitals, and other changes to IPPS payment policies, will decrease IPPS payments to hospitals by 0.6% or $734 million in FFY 2015.

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

In September 2014, in response to concerns that the Medicare program’s denials of reimbursement for short-term care have caused a significant growth in claim appeals, CMS announced that it was offering an administrative agreement to any hospital willing to withdraw its pending appeals in exchange for timely partial payment in an amount equal to 68% of the net allowable amount of the claims at issue. CMS has encouraged hospitals with inpatient status claims currently in the appeals process (or within the timeframe to request an appeal) and with dates of admission prior to October 1, 2013, to make use of this administrative agreement mechanism to alleviate the administrative burden of current appeals on both the hospital and Medicare system. Hospitals have until October 31, 2014 to participate in the settlement.

On October 1, 2014, the Texas Health and Human Services Commission (“THHSC”) issued a notice to hospitals participating in a Texas Medicaid waiver program. The waiver, from CMS, allows the state to receive federal matching Medicaid funds for certain local government/hospital affiliations. According to the notice, a review conducted by CMS identified some of these affiliations it believes may be inconsistent with the waiver. As a result of these findings, CMS notified THHSC that it is deferring the federal portion of the Medicaid payments associated with these affiliations.  One of our hospitals in Texas participates in this program; however, the CMS deferral has not impacted this hospital. Furthermore, the funding this hospital receives under this program is immaterial to its operations. THHSC stated that it intends to work closely with CMS in connection with this review with the goal of resolving the matter. Because these discussions are ongoing, we are unable to estimate the future financial impact that this review may have on our results of operations.

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

On May 15, 2014, CMS solicited comments in the IPPS proposed rule for FFY 2015 regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays.  Among other things, CMS is seeking input on how to define a short inpatient hospital stay for Medicare payment purposes and how to determine the appropriate payment amounts for short inpatient hospital stays. In the IPPS final rule for FFY 2015, CMS indicated it would consider the comments received in future rulemaking.

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

•

Delays until October 1, 2017, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective on October 1, 2016, and extends those reductions through FFY 2024; and

•

Realigns the Medicare sequester for FFY 2024 so that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0% sequester for the second six months of FFY 2024, instead of a 2.0% sequester for the full 12-month period.

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

On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which became effective on March 26, 2013, that modified prior HIPAA regulations and implemented many of the provisions of the HITECH Act.  Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that certain agreements with business associates qualified for an extended compliance date of September 23, 2014.  The Final HIPAA Rule modifications include, among other things: making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. During the nine months ended September 30, 2014, our self-pay revenues decreased primarily as a result of a decrease in admissions as well as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments.   Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations.  For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $2.6 million and $7.7 million during the three and nine months ended September 30, 2014, respectively.  In contrast, during the three and nine months ended September 30, 2013, we recognized revenues of approximately $7.1 million and $9.4 million, respectively.  This represents a net period over period decrease in revenues of $4.5 million and $1.7 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods of the prior year.   This change primarily impacted one of our hospitals, Memorial Medical Center of Las Cruces, New Mexico. Any changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

bps.   Basis point change.

Continuing operations.    Continuing operations information includes the results of our hospital support center, our same-hospital operations and our recent acquisitions completed in 2014 and 2013.  Additionally, continuing operations information includes the results of River Parishes Hospital (“River Parishes”), which was classified as held for sale as of September 30, 2014.

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

Same-hospital. Same-hospital information includes the results of our hospital support center and the same 56 hospitals operated during the three and nine months ended September 30, 2014 and 2013.  Same-hospital information excludes the results of our recent acquisitions completed in 2014 and 2013, with the exception of Scott  Memorial Hospital, which we acquired effective January 1, 2013 through our joint venture with Norton Healthcare, Inc. and which is included in our same-hospital information. Additionally, same-hospital information excludes our hospitals that have previously been disposed, in addition to River Parishes, which was classified as held for sale as of September 30, 2014.

For the Three Months Ended September 30, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,388.2	119.1%	$1,092.9	121.5%
Provision for doubtful accounts	222.2	19.1	193.2	21.5
Revenues	1,166.0	100.0	899.7	100.0

Salaries and benefits	558.8	47.9	422.2	46.9
Supplies	180.5	15.5	140.6	15.6
Other operating expenses	285.6	24.4	222.6	24.8
Other income	(14.6)	(1.2)	(20.0)	(2.2)
Depreciation and amortization	68.8	6.0	57.4	6.3
Interest expense, net	28.6	2.4	24.0	2.7
Debt transaction costs	-	-	0.3	-
Impairment charge	12.2	1.0	-	-
	1,119.9	96.0	847.1	94.1

Income from continuing operations before income taxes	46.1	4.0	52.6	5.9
Provision for income taxes	17.4	1.5	18.5	2.1
Income from continuing operations	28.7	2.5	34.1	3.8
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.2)	(0.1)	(1.6)	(0.2)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$27.5	2.4%	$32.5	3.6%

Revenues

The following table presents the components of revenues for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended
	September 30,
	2014	2013	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$1,388.2	$1,092.9	$295.3	27.0%
Provision for doubtful accounts	222.2	193.2	29.0	15.0
Revenues	$1,166.0	$899.7	$266.3	29.6

Same-hospital:
Revenues before provision for doubtful accounts	$1,156.9	$1,082.8	$74.1	6.8%
Provision for doubtful accounts	194.2	190.4	3.8	2.0
Revenues	$962.7	$892.4	$70.3	7.9

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$361.7	31.0%	$296.0	32.9%
Medicaid	161.7	13.9	133.9	14.9
HMOs, PPOs and other private insurers	631.0	54.1	446.0	49.6
Self-pay	207.9	17.8	200.8	22.3
Other	25.9	2.3	16.2	1.8
Revenues before provision for doubtful accounts	1,388.2	119.1	1,092.9	121.5
Provision for doubtful accounts	(222.2)	(19.1)	(193.2)	(21.5)
Revenues	$1,166.0	100.0%	$899.7	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013	Increase	% Increase
Revenues per equivalent admission - continuing operations	$8,041	$7,683	$358	4.7
Revenues per equivalent admission - same-hospital	$7,931	$7,686	$245	3.2

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Admissions	56,599	48,671	7,928	16.3
Equivalent admissions	144,994	117,097	27,897	23.8
Medicare case mix index	1.38	1.37	0.01	0.7
Average length of stay (days)	4.8	4.5	0.3	6.7
Inpatient surgeries	15,672	13,341	2,331	17.5
Outpatient surgeries	56,101	45,514	10,587	23.3
Total surgeries	71,773	58,855	12,918	21.9
Emergency room visits	359,701	296,240	63,461	21.4
Outpatient factor	2.57	2.40	0.17	7.1

Same-hospital:
Admissions	47,939	48,339	(400)	(0.8)
Equivalent admissions	121,382	116,110	5,272	4.5
Medicare case mix index	1.39	1.37	0.02	1.5
Average length of stay (days)	4.5	4.5	-	-
Inpatient surgeries	13,132	13,230	(98)	(0.7)
Outpatient surgeries	47,621	45,235	2,386	5.3
Total surgeries	60,753	58,465	2,288	3.9
Emergency room visits	306,973	292,059	14,914	5.1
Outpatient factor	2.53	2.40	0.13	5.4

For the three months ended September 30, 2014, our same-hospital revenues before provision for doubtful accounts increased $74.1 million, or 6.8%, to $1,156.9 million as compared to $1,082.8 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions, higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform.  For the three months ended September 30, 2014, our same-hospital equivalent admissions increased 4.5% as compared to the same period last year, primarily as a result of a 3.9% increase in total surgeries and a 5.1% increase in emergency room visits.  Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$15.1	1.3%	$33.2	3.7%	$(18.1)	(54.3)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$207.9	17.8%	$200.8	22.3%	$7.1	3.5%
Net revenue days outstanding
(at end of period)	60.0	N/A	59.7	N/A	0.3	0.5%

Same-hospital:
Related key indicators:
Charity care write-offs	$9.2	1.0%	$33.1	3.7%	$(23.9)	(72.3)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$176.4	18.3%	$198.2	22.2%	$(21.8)	(11.0)%
Net revenue days outstanding
(at end of period)	57.5	N/A	59.8	N/A	(2.3)	(3.8)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended September 30, 2014, our provision for doubtful accounts increased by $29.0 million, or 15.0%, to $222.2 million on a continuing operations basis and by $3.8 million, or 2.0%, to $194.2 million on a same-hospital basis as compared to the same period last year. Same-hospital self-pay revenues decreased by $21.8 million over the same period last year. The decrease in same-hospital self-pay revenue is primarily due to a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population as a result of healthcare reform and the expansion of Medicaid coverage. However, as patient financial responsibility has continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts has increased to reflect the difficulty in collecting these amounts. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2013 Annual Report on Form 10-K.

Our net revenue days outstanding at September 30, 2014 increased to 60.0 days compared to 59.7 days at September 30, 2013 on a continuing operations basis.  However, our net revenue days outstanding at September 30, 2014 included just a partial quarter of revenues related to our hospital acquisitions completed during the three months ended September 30, 2014. After normalizing for a full quarter of revenues for our hospital acquisitions completed during the three months ended September 30, 2014, we estimate that on a continuing operations basis our net revenue days outstanding would have been 55.4 days at September 30, 2014.  On a same-hospital basis, our net revenue days outstanding at September 30, 2014 improved to 57.5 days compared to 59.8 days at September 30, 2013.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$558.8	47.9%	$422.2	46.9%	$136.6	32.3%
Man-hours per equivalent admission	106	N/A	106	N/A	-	-%
Salaries and benefits per equivalent
admission	$3,777	N/A	$3,594	N/A	$183	5.1%

For the three months ended September 30, 2014, our salaries and benefits expense increased to $558.8 million, or 32.3%, as compared to $422.2 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$180.5	15.5%	$140.6	15.6%	$39.9	28.4%
Supplies per equivalent admission	$1,243	N/A	$1,202	N/A	$41	3.4%

For the three months ended September 30, 2014, our supplies expense increased to $180.5 million, or 28.4%, as compared to $140.6 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Professional fees	$41.7	3.6%	$34.9	3.9%	$6.8	19.7%
Utilities	24.1	2.1	18.6	2.1	5.5	29.1
Repairs and maintenance	31.8	2.7	24.3	2.7	7.5	30.9
Rents and leases	11.4	1.0	9.7	1.1	1.7	17.1
Insurance	13.1	1.1	10.3	1.1	2.8	27.3
Physician recruiting	6.2	0.5	6.4	0.7	(0.2)	(4.1)
Contract services	82.8	7.1	63.8	7.1	19.0	29.7
Non-income taxes	32.1	2.7	25.8	2.9	6.3	24.0
Other	42.4	3.6	28.8	3.2	13.6	47.8
	$285.6	24.4	$222.6	24.8	$63.0	28.3%

For the three months ended September 30, 2014, our other operating expenses increased to $285.6 million, or 28.3%, as compared to $222.6 million for the same period last year primarily as a result of our recent acquisitions. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services and other expenses. Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the completion of our shared centralized resource initiatives at the majority of our hospitals. Our same-hospital other expenses increased as a result of additional transactional expenses related to our recent acquisitions, including legal and consulting fees.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended September 30, 2014, we recognized $14.6 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $20.0 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended September 30, 2014, our depreciation and amortization expense increased by $11.4 million, or 20.0%  to $68.8 million, or 6.0% of revenues, as compared to $57.4 million, or 6.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense increased by $4.6 million, or 19.1% to $28.6 million for the three months ended September 30, 2014 as compared to $24.0 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the three months ended September 30, 2014 as compared to the same period last year.  On December 6, 2013, we issued in a private placement $700.0 million of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of our senior secured incremental term loans (the “Incremental Term Loans”).  Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering. The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”).  Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charge

In connection with our entry into a definitive agreement to sell certain assets of River Parishes and discontinue its operation,  we recognized an impairment charge of $12.2 million, or $0.16 loss per diluted share, during the three months ended September 30, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $17.4 million, or 1.5% of revenues, for the three months ended September 30, 2014, as compared to $18.5 million, or 2.1% of revenues, for the same period last year.  The $1.1 million decrease in the provision for income taxes was primarily attributable to a decrease in our income from continuing operations before income taxes for the three months ended September 30, 2014, as compared to the same period last year. The effective tax rate increased to 38.6% for the three months ended September 30, 2014, as compared to 36.3% for the same period last year, primarily due to lower non-deductible expenses and a larger reversal of accrued interest expense and taxes in connection with lapses of statutes of limitations during the three months ended September 30, 2013.

For the Nine Months Ended September 30, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$3,817.2	118.5%	$3,268.8	119.9%
Provision for doubtful accounts	597.0	18.5	543.1	19.9
Revenues	3,220.2	100.0	2,725.7	100.0

Salaries and benefits	1,522.1	47.3	1,277.5	46.9
Supplies	500.0	15.5	429.4	15.8
Other operating expenses	787.4	24.4	667.0	24.3
Other income	(49.5)	(1.5)	(36.7)	(1.3)
Depreciation and amortization	190.8	5.9	169.1	6.2
Interest expense, net	93.8	2.9	70.5	2.6
Gain on settlement of pre-acquisition contingent obligation	-	-	(5.6)	(0.2)
Debt transaction costs	-	-	4.7	0.2
Impairment charge	12.2	0.4	-	-
	3,056.8	94.9	2,575.9	94.5

Income from continuing operations before income taxes	163.4	5.1	149.8	5.5
Provision for income taxes	55.2	1.7	55.5	2.0
Income from continuing operations	108.2	3.4	94.3	3.5
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(4.5)	(0.2)	(2.4)	(0.1)
Income from continuing operations attributable to
LifePoint Hospitals, Inc.	$103.7	3.2%	$91.9	3.4%

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine Months Ended
	September 30,
	2014	2013	Increase	% Increase
Continuing operations:
Revenues before provision for doubtful accounts	$3,817.2	$3,268.8	$548.4	16.8%
Provision for doubtful accounts	597.0	543.1	53.9	9.9
Revenues	$3,220.2	$2,725.7	$494.5	18.1

Same-hospital:
Revenues before provision for doubtful accounts	$3,350.6	$3,239.7	$110.9	3.4%
Provision for doubtful accounts	537.4	535.3	2.1	0.4
Revenues	$2,813.2	$2,704.4	$108.8	4.0

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,003.5	31.2%	$903.6	33.2%
Medicaid	451.7	14.0	385.1	14.1
HMOs, PPOs and other private insurers	1,745.2	54.2	1,370.2	50.3
Self-pay	547.4	17.0	558.7	20.5
Other	69.4	2.1	51.2	1.8
Revenues before provision for doubtful accounts	3,817.2	118.5	3,268.8	119.9
Provision for doubtful accounts	(597.0)	(18.5)	(543.1)	(19.9)
Revenues	$3,220.2	100.0%	$2,725.7	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013	Increase	% Increase
Revenues per equivalent admission - continuing operations	$8,114	$7,775	$339	4.4
Revenues per equivalent admission - same-hospital	$7,962	$7,777	$185	2.4

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Continuing operations:
Admissions	161,335	150,140	11,195	7.5
Equivalent admissions	396,884	350,577	46,307	13.2
Medicare case mix index	1.37	1.37	-	-
Average length of stay (days)	4.8	4.6	0.2	4.3
Inpatient surgeries	43,219	40,173	3,046	7.6
Outpatient surgeries	154,355	135,410	18,945	14.0
Total surgeries	197,574	175,583	21,991	12.5
Emergency room visits	984,816	876,840	107,976	12.3
Outpatient factor	2.46	2.34	0.12	5.1

Same-hospital:
Admissions	144,986	149,122	(4,136)	(2.8)
Equivalent admissions	353,331	347,753	5,578	1.6
Medicare case mix index	1.38	1.37	0.01	0.7
Average length of stay (days)	4.5	4.6	(0.1)	(2.2)
Inpatient surgeries	38,530	39,806	(1,276)	(3.2)
Outpatient surgeries	138,407	134,543	3,864	2.9
Total surgeries	176,937	174,349	2,588	1.5
Emergency room visits	879,350	864,682	14,668	1.7
Outpatient factor	2.44	2.33	0.11	4.7

For the nine months ended September 30, 2014, our same-hospital revenues before provision for doubtful accounts increased $110.9 million, or 3.4%, to $3,350.6 million as compared to $3,239.7 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions, higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform.  For the nine months ended September 30, 2014, our same-hospital equivalent admissions increased 1.6% as compared to the same period last year, primarily as a result of a 1.5% increase in total surgeries and a 1.7% increase in emergency room visits.  Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Continuing operations:
Related key indicators:
Charity care write-offs	$66.3	2.1%	$105.4	3.9%	$(39.1)	(37.1)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$547.4	17.0%	$558.7	20.5%	$(11.3)	(2.0)%
Net revenue days outstanding
(at end of period)	60.0	N/A	59.7	N/A	0.3	0.5%

Same-hospital:
Related key indicators:
Charity care write-offs	$54.1	1.9%	$105.1	3.9%	$(51.0)	(48.5)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$483.8	17.2%	$550.5	20.4%	$(66.7)	(12.1)%
Net revenue days outstanding
(at end of period)	57.5	N/A	59.8	N/A	(2.3)	(3.8)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the nine months ended September 30, 2014, our provision for doubtful accounts increased by $53.9 million, or 9.9%, to $597.0 million on a continuing operations basis and by $2.1 million, or 0.4%, to $537.4 million on a same-hospital basis as compared to the same period last year.  Same-hospital self-pay revenues decreased by $66.7 million over the same period last year. The decrease in same-hospital self-pay revenue is primarily due to a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population as a result of healthcare reform and the expansion of Medicaid coverage.   However, as patient financial responsibility has continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts has increased to reflect the difficulty in collecting these amounts. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2013 Annual Report on Form 10-K.

Our net revenue days outstanding at September 30, 2014 increased to 60.0 days compared to 59.7 days at September 30, 2013 on a continuing operations basis.  However, our net revenue days outstanding at September 30, 2014 included just a partial quarter of revenues related to our hospital acquisitions completed during the three months ended September 30, 2014. After normalizing for a full quarter of revenues for our hospital acquisitions completed during the three months ended September 30, 2014, we estimate that on a continuing operations basis our net revenue days outstanding would have been 55.4 days at September 30, 2014.  On a same-hospital basis, our net revenue days outstanding at September 30, 2014 improved to 57.5 days compared to 59.8 days at September 30, 2013.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,522.1	47.3%	$1,277.5	46.9%	$244.6	19.1%
Man-hours per equivalent admission	107	N/A	107	N/A	-	-%
Salaries and benefits per equivalent
admission	$3,805	N/A	$3,647	N/A	$158	4.3%

For the nine months ended September 30, 2014, our salaries and benefits expense increased to $1,522.1 million, or 19.1%, as compared to $1,277.5 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$500.0	15.5%	$429.4	15.8%	$70.6	16.4%
Supplies per equivalent admission	$1,260	N/A	$1,225	N/A	$35	2.9%

For the nine months ended September 30, 2014, our supplies expense increased to $500.0 million, or 16.4%, as compared to $429.4 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2014	Revenues	2013	Revenues	(Decrease)	(Decrease)
Professional fees	$116.1	3.6%	$102.3	3.8%	$13.8	13.5%
Utilities	64.8	2.0	52.7	1.9	12.1	22.7
Repairs and maintenance	87.3	2.7	72.0	2.6	15.3	21.3
Rents and leases	31.4	1.0	28.8	1.1	2.6	9.2
Insurance	37.0	1.1	29.1	1.1	7.9	27.0
Physician recruiting	18.0	0.6	20.4	0.7	(2.4)	(12.0)
Contract services	231.6	7.2	191.8	7.0	39.8	20.7
Non-income taxes	89.9	2.8	75.4	2.8	14.5	19.2
Other	111.3	3.4	94.5	3.3	16.8	17.8
	$787.4	24.4	$667.0	24.3	$120.4	18.0%

For the nine months ended September 30, 2014, our other operating expenses increased to $787.4 million, or 18.0%, as compared to $667.0 million for the same period last year primarily as a result of our recent acquisitions. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services and other expenses. Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the completion of our shared centralized resource initiatives at the majority of our hospitals. Our same-hospital other expenses increased as a result of additional transactional expenses related to our recent acquisitions, including legal and consulting fees.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the nine months ended September 30, 2014, we recognized $49.5 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $36.7 million recognized in the same period last year.

Depreciation and Amortization

For the nine months ended September 30, 2014, our depreciation and amortization expense increased by $21.7 million, or 12.8%  to $190.8 million, or 5.9% of revenues, as compared to $169.1 million, or 6.2% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $23.3 million, or 33.1% to $93.8 million for the nine months ended September 30, 2014 as compared to $70.5 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the nine months ended September 30, 2014 as compared to the same period last year.  On December 6, 2013, we issued in a private placement $700.0 million of our 5.5% Senior Notes. The net proceeds from this issuance were partially used to repay $100.0 million of our Incremental Term Loans.  Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering.  The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% Notes. Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

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

Debt Transaction Costs

In connection with certain debt transactions and modifications completed during the nine months ended September 30, 2013, we recognized debt transaction costs of $4.7 million.

Impairment Charge

In connection with our entry into a definitive agreement to sell certain assets of River Parishes and discontinue its operation,  we recognized an impairment charge of $12.2 million, or $0.16 loss per diluted share, during the nine months ended September 30, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $55.2 million, or 1.7% of revenues, for the nine months ended September 30, 2014, as compared to $55.5 million, or 2.0% of revenues, for the same period last year.  The effective tax rate decreased to 34.7% for the nine months ended September 30, 2014, as compared to 37.7% for the nine months ended September 30, 2013.  Our effective tax rate was lower in the current period as a result of the reversal of a $6.0 million previously established valuation allowance against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net cash provided by operating activities - continuing operations	$131.3	$104.1	$307.9	$253.4
Less: Purchases of property and equipment	(37.0)	(32.7)	(90.7)	(108.5)
Free operating cash flow	94.3	71.4	217.2	144.9
Acquisitions, net of cash acquired	(172.1)	(12.2)	(259.9)	(18.4)
Proceeds from borrowings	-	-	412.0	323.0
Payments of borrowings	(2.8)	(3.7)	(582.6)	(320.9)
Repurchases of common stock	(0.4)	(31.3)	(172.3)	(38.5)
Payment of debt financing costs	(0.8)	(7.3)	(6.7)	(8.3)
Proceeds from exercise of stock options	4.8	6.2	23.1	34.4
Other	(2.0)	(3.3)	(5.7)	(6.4)
Net change in cash and cash equivalents	$(79.0)	$19.8	$(374.9)	$109.8

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

Our cash flows provided by continuing operations for the three and nine months ended September 30, 2014 were positively impacted by higher net income, excluding the impact of certain non-cash charges, as well as an increase in the amount and timing of EHR incentive payments and a decrease in the amount and timing of cash payments for accounts payable, accrued salaries and other accrued expenses. These factors were partially offset by an increase in our outstanding accounts receivable related to certain of our recent acquisitions.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capital and routine projects	$27.8	$26.8	$66.6	$67.1
Information systems	9.2	5.9	24.1	41.4
	37.0	32.7	90.7	108.5
Depreciation expense	68.1	55.9	188.6	164.5
Ratio of capital expenditures to depreciation expense	54.3%	58.5%	48.1%	66.0%

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

We expect our total spend on capital expenditures in 2014 to be slightly less than 2013. Because many of our currently scheduled projects, including many of those related to our recent acquisitions, require extensive planning and coordination, most of the spending will occur during the latter part of the year.  Additionally, we expect to spend less on information systems in 2014 as compared to 2013.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first nine months of 2014 is as follows (in millions):

					Amortization of
	December 31,	Proceeds from	Payments of		Debt Discounts	September 30,
	2013	Borrowings	Borrowings	Other (a)	and Premium	2014
Senior Credit Agreement:
Term Facility	$433.1	$-	$(8.4)	$-	$-	$424.7
Incremental Term Loans	222.6	-	-	-	-	222.6
6.625% Senior Notes	400.0	-	-	-	-	400.0
5.5% Senior Notes	700.0	400.0	-	-		1,100.0
3½% Notes	575.0	-	(574.2)	(0.8)	-	-
Unamortized debt discounts	(9.5)	-	-	-	8.4	(1.1)
Unamortized debt premium	-	12.0	-	-	(0.7)	11.3
Capital and financing leases	55.6	-	(1.4)	10.4	-	64.6
	$2,376.8	$412.0	$(584.0)	$9.6	$7.7	$2,222.1

_____________

(a)

Represents the difference between the original par value of the 3½% Notes and the cash settled conversion equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50, in addition to the assumption of capital lease obligations in connection with certain acquisitions completed during the nine months ended September 30, 2014.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30,	December 31,	Increase
	2014	2013	(Decrease)
Current portion of long-term debt	$16.3	$583.0	$(566.7)
Long-term debt	2,205.8	1,793.8	412.0
Unamortized discounts on debt instruments	1.1	9.5	(8.4)
Unamortized premium on debt instrument	(11.3)	-	(11.3)
Total debt, excluding unamortized discounts and premium	2,211.9	2,386.3	(174.4)
Total LifePoint Hospitals, Inc. stockholders' equity	2,182.4	2,210.1	(27.7)
Total capitalization	$4,394.3	$4,596.4	$(202.1)
Total debt to total capitalization	50.3%	51.9%	(160)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts and premium	70.7%	72.5%
Variable rate debt, excluding unamortized discounts and premium	29.3	27.5
	100.0%	100.0%

Percentage of:
Senior debt, excluding unamortized discounts and premium	100.0%	75.9%
Subordinated debt, excluding unamortized discounts and premium	-	24.1
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2014, we had $22.4 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $327.6 million as of September 30, 2014.

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

As of September 30, 2014, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 2.16% and 2.66%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.16% for both the Term Facility and the Incremental Term Loans as of September 30, 2014.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2014 to June 30, 2015	4.75:1.00
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of September 30, 2014.

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

3½% Notes

Effective May 15, 2014, our 3½% Notes matured.  Prior to maturity, certain holders of the 3½% Notes exercised their right to convert per $1,000 in principal held for (i) an amount in cash, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares of our common stock in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Upon maturity or conversion of the 3½% Notes, we delivered to the holders cash of approximately $574.2 million and approximately 0.6 million shares of our common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

Liquidity and Capital Resources Outlook

We expect our total spend on capital expenditures in 2014 to be slightly less than 2013. Because many of our currently scheduled projects, including many of those related to our recent acquisitions, require extensive planning and coordination, most of the spending will occur during the latter part of the year.  Additionally, we expect to spend less on information systems in 2014 as compared to 2013. At September 30, 2014, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $88.1 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2014,  we committed to invest an additional $504.0 million in capital expenditures and improvements over the next eight to ten years in connection with our hospital acquisitions completed during the third quarter of 2014. Except for these additional capital expenditure commitments, there were no other material changes in our contractual obligations during the three months ended September 30, 2014.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of $22.4 million as of September 30, 2014, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

As more fully discussed in Note 6, during the three months ended September 30, 2014, we entered into a definitive agreement to sell certain assets of River Parishes. We have determined that the sale of River Parishes does not qualify for discontinued operations treatment in accordance with the provisions of ASU 2014-8. However, we have made the additional required disclosures.

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

Contingencies

Please refer to Note 12 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;
•	Physician commitments;
•	Capital expenditure commitments; and
•	Acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2014, we had outstanding debt, excluding a  $1.1 million unamortized discount and an  $11.3 million unamortized premium, of $2,211.9 million, 29.3%, or $647.3 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes, the 5.5% Senior Notes and the 3½% Notes as of September 30, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Senior Credit Agreement:
Term Facility	$424.7	$433.1	$421.0	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$221.4	$224.2
6.625% Senior Notes	$400.0	$400.0	$423.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,116.5	$703.5
3 ½ % Notes, excluding unamortized discount	$-	$575.0	$-	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10.  As more fully discussed in Note 8 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report, effective May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million.  The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2014. As a result, the interest rate market risk implicit in these investments at September 30, 2014, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our acquisitions of Marquette General Health System (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s cash or cash equivalent indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We have made reasonable estimates of its potential exposure for these two matters and at September 30, 2014 have recorded reserves for Marquette General and Conemaugh of $18.0 million and $14.0 million, respectively.

On September 16, 2013, we and two of our hospitals made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals' cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney's Office in the district in which one of these hospitals is located served a subpoena requesting information related to the subject matter of the voluntary self-disclosure. The hospital that received the subpoena has produced responsive documents, including patient files. We continue to cooperate with the government in addressing these matters, including a review of procedures that were performed by these physicians.

The government investigations are ongoing, no patient claims have been made and it is not possible to estimate what, if any, claims will be brought. When appropriate, and following reviews by independent interventional cardiologists, we intend to notify those patients of these two physicians who may have received an unnecessary procedure of such fact. Patients from the hospitals at which these two physicians practiced may assert claims against the hospital that, if successful, could result in the hospitals being found liable.  The government investigations may also result in damages, fines and penalties. We cannot, however, reasonably estimate the potential liability in connection with these matters, and no liability has been recorded as of September 30, 2014.

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us.  Therefore, the final amounts paid to resolve the foregoing matters could be material and could materially differ from amounts currently recorded, if any.  Any such changes in estimate will impact our future results of operations and cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2014, as partial consideration in connection with our acquisition of Conemaugh Health System, we issued a warrant to Conemaugh Health System Inc. with rights to purchase 290,514 shares of our common stock at an exercise price of $74.15 per share. The warrant becomes exercisable ratably beginning one year from the date of issuance to three years after the date of issuance. The warrant expires ten years from the date of issuance.  No underwriters were involved with the issuance of the warrant.  The warrant was issued in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering.

Additionally, our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through October 1, 2015. We are not obligated to repurchase any specific number of shares under the 2014 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, we repurchased approximately 3.0 million and 0.7 million shares for an aggregate purchase price, including commissions, of $164.7 million and $30.1 million at an average purchase price of $54.33 and $45.76 per share during the nine months ended September 30, 2014 and 2013, respectively.   As of September 30, 2014, we had remaining authority to repurchase the entire  $150.0 million in shares in accordance with the 2014 Repurchase Plan.

We also redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million and 0.2 million shares vested under these plans for an aggregate purchase price of approximately $7.6 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2014:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
July 1, 2014 to July 31, 2014	5,108	$63.10	-	$150.0
August 1, 2014 to August 31, 2014	-	$-	-	$150.0
September 1, 2014 to September 30, 2014	1,429	$73.13	-	$150.0
Total	6,537	$69.14	-	$150.0

_____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the
Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No.
333-124151).

3.2	-	Fifth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 17, 2014, File No.
000-51251).

4.1	-	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors
(as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee, (including the Form of
5.5% Senior Notes due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.
Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the
Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed
May 13, 2014, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Hospitals, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: October  24, 2014

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the
Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No.
333-124151).

3.2	-	Fifth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 17, 2014, File No.
000-51251).

4.1	-	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors
(as defined therein) and Bank of New York Mellon Trust Company, N.A., as trustee, (including the Form of
5.5% Senior Notes due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.
Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the
Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed
May 13, 2014, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith