Form 10-K
period 2014-12-31
LIFEPOINT HOSPITALS, INC.
filed 2015-02-12
CIK 1301611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2014, was approximately $2.2 billion.

As of February 6, 2015, the number of outstanding shares of the registrant’s Common Stock was 44,198,634.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Hospitals, Inc.

i

PART I

Item 1. Business.

Overview of Our Company

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise requires, LifePoint and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2014, on a consolidated basis, we operated 67 hospital campuses in 21 states, having a total of 8,254 licensed beds. Effective January 1, 2015, we sold Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama. Upon completion of this sale, we operated 64 hospital campuses in 21 states, having a total of 8,024 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $4,483.1 million, $3,678.3 million and $3,391.8 million in revenues during the years ended December 31, 2014, 2013 and 2012, respectively.

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. The services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be supported by community residents, and any contractual or certificate of need restrictions that exist. Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, six of our hospitals have affiliations with medical schools, including the clinical rotation of medical and pharmacy students, and two of our hospitals own and operate schools of nursing and other allied health professions.

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

We believe that growth at our hospitals is dependent in part on the quality of care provided in our facilities, adding new service lines in our existing markets and investing in new technologies desired by physicians and patients. The quality of healthcare services provided at our hospitals is an increasingly important factor to patients when deciding where to seek care, to physicians when deciding where to practice and to governmental and private third party payors when determining the reimbursement that is paid to our hospitals. Because in virtually every case the Centers for Medicare and Medicaid Services (“CMS”) core measure scores and other quality measures, such as Hospital Consumer Assessment of Healthcare Providers & Systems (“HCAHPS”) scores, 30-day readmission rates, patient falls and adverse drug events, ascribed to our hospitals are impacted by the practice decisions of the physicians on our hospital medical staffs, we have implemented strategies to educate and partner with medical staff members to improve scores at our hospitals, especially those that are below our average or below management’s expectation. We are committed to further improving our hospitals’ quality scores through targeted strategies, including increased education and engagement campaigns, clinical decision support tools, subject matter expert facilitation and hospital-specific action plans.

Additionally, in most of our markets, a significant portion of patients who require services available at acute care hospitals leave our markets to receive such care. We believe this presents an opportunity for growth, and we are working with the hospitals in communities where this phenomenon exists to implement new strategies or enhance existing strategies to attract patients. We regularly conduct operating reviews of our hospitals to pinpoint new service lines that allow residents of our communities to receive healthcare services closer to home. When such needed service lines are identified, we focus on recruiting the physicians necessary to operate such service lines appropriately. For example, our hospitals have responded to physician interest in requests for hospitalists by introducing or strengthening hospitalist programs where appropriate. Our hospitals have taken other steps to allow more community residents to receive appropriate care close to home, such as structured efforts to solicit input from medical staff members and to respond promptly to legitimate unmet physician needs for necessary equipment or trained support staff.

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

In 2011, we formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services. We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals. Since its formation in 2011, we have completed the acquisition of twelve acute care hospitals through Duke LifePoint Healthcare. Additionally, in 2012, we entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Healthcare Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in Kentucky and Southern Indiana. Through RHN, we acquired Scott Memorial Hospital (“Scott Memorial”), a 25 bed critical access hospital located in Scottsburg, Indiana, effective January 1, 2013.

Acquisitions

During the years ended December 31, 2014, 2013 and 2012, through Duke LifePoint Healthcare, we acquired:

•	Conemaugh Health System (“Conemaugh”), which is comprised of Conemaugh Memorial Medical Center, a 470 bed acute care hospital, 39 bed rehabilitation facility and 30 bed long-term care facility located in Johnstown, Pennsylvania, Meyersdale Medical Center (“Meyersdale”), a 20 bed critical access hospital located in Meyersdale, Pennsylvania, and Miners Medical Center, a 30 bed acute care hospital located in Hastings, Pennsylvania, effective September 1, 2014;
•	Haywood Regional Medical Center (“Haywood”), a 169 bed acute care hospital located in Clyde, North Carolina, effective August 1, 2014;
•	WestCare Health System (“WestCare”), which is comprised of Harris Regional Hospital, an 86 bed acute care hospital located in Sylva, North Carolina, and Swain County Hospital, a 48 bed critical access hospital located in Bryson City, North Carolina, effective August 1, 2014;
•	an 80% interest in an entity that owns and operates Rutherford Regional Hospital (“Rutherford”), a 143 bed acute care hospital located in Rutherfordton, North Carolina, effective June 1, 2014;
•	an 80% interest in an entity that owns and operates Wilson Medical Center (“Wilson”), a 294 bed hospital and 90 bed long-term care facility located in Wilson, North Carolina, effective March 1, 2014;
•	Marquette General Hospital (“Marquette General”), a 307 bed hospital system located in Marquette, Michigan, effective September 1, 2012; and
•	an 80% interest in an entity that owns and operates Twin County Regional Hospital (“Twin County”), a 141 bed hospital located in Galax, Virginia, effective April 1, 2012.

Additionally, during the years ended December 31, 2013 and 2012, we acquired:

•	Bell Hospital (“Bell”), a 25 bed critical access hospital located in Ishpeming, Michigan, effective December 1, 2013;
•	an 80% interest in an entity that owns and operates Portage Health (“Portage”), a 36 bed hospital and 60 bed long-term care facility located in Hancock, Michigan, effective December 1, 2013;
•	an 80% interest in an entity that owns and operates Fauquier Health (“Fauquier”), a 97 bed hospital and 113 bed long-term care facility located in Warrenton, Virginia, effective November 1, 2013; and
•	Woods Memorial Hospital (“Woods Memorial”), a 72 bed hospital and 88 bed long-term care facility located in Etowah, Tennessee, effective July 1, 2012. Effective December 1, 2013, the operations of Woods Memorial were consolidated into Athens Regional Medical Center located in Athens, Tennessee to form Starr Regional Medical Center.

Cost Management

We strive to improve our operating performance by making our revenue cycle processes more efficient, making an even higher level of purchases through our group purchasing organization, operating more efficiently and effectively, and working to appropriately standardize our policies, procedures and practices across all of our affiliated hospitals.

As part of our ongoing efforts to further manage costs and improve the results of our revenue cycle, we have partnered with a third party to provide certain nonclinical business functions, including payroll processing, supply chain management and revenue cycle functions. We believe this model is the most cost effective and efficient approach to managing these nonclinical business functions across multi-facility enterprises.

Additionally, in connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 4.6% equity interest in this group purchasing organization at December 31, 2014.

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

As of December 31, 2014, with the exception of certain of our critical access hospitals, including Bluegrass Community Hospital (“Bluegrass”), Bell and Meyersdale, all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass, Bell and Meyersdale participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

Services Provided and Peer Review

The range of services that can be offered at any of our hospitals depends significantly on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by a hospital’s local governing board. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals, and in many cases, credentialed (or authorized) to provide specialized services by the medical executive (or other comparable) committees of the hospitals and the local governing boards. The medical executive or other applicable committees are generally comprised of physicians on a hospital’s medical staff, and the boards generally include members of a hospital’s medical staff as well as community leaders. In addition to medical staff credentialing decisions, these boards establish policies concerning medical, professional and ethical practices, monitor these practices, and are responsible for reviewing these practices in order to determine that they conform to established standards of proper and appropriate medical care. Although we maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements, decisions about whether physicians can practice at our hospitals, the scope of each such physician’s practice, the oversight of the quality of the care being provided by such physicians, and physician disciplinary or corrective actions are made or are the responsibility of the medical executive, peer review, quality assurance, utilization review, and other related medical staff committees and the local governing boards at each hospital. As a result, our ability to address quality of care and performance concerns relating to non-employed physicians may be limited. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

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

Our revenues by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,361.4	30.4%	$1,199.5	32.6%	$1,170.3	34.5%
Medicaid	619.8	13.8	517.0	14.1	494.6	14.6
HMOs, PPOs and other private insurers	2,476.7	55.2	1,876.1	51.0	1,645.5	48.5
Self-pay	744.9	16.6	766.5	20.8	653.9	19.3
Other	98.1	2.2	69.6	1.9	51.9	1.5
Revenues before provision for doubtful accounts	5,300.9	118.2	4,428.7	120.4	4,016.2	118.4
Provision for doubtful accounts	(817.8)	(18.2)	(750.4)	(20.4)	(624.4)	(18.4)
Revenues	$4,483.1	100.0%	$3,678.3	100.0%	$3,391.8	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amounts of exclusions, deductibles and co-payments generally have been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. During the year ended December 31, 2014, our self-pay revenues decreased primarily as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. At December 31, 2014, only eight of the states in which we operate are currently implementing expansions to their Medicaid programs. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments.

Medicare

Our revenues from Medicare were approximately $1,361.4 million, or 30.4% of total revenues for the year ended December 31, 2014. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) required further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending which began on April 1, 2013.

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

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For federal fiscal years (“FFYs”) 2015 (which began on October 1, 2014 and will end on September 30, 2015), 2014 (which began on October 1, 2013 and ended on September 30, 2014), and 2013 (which began on October 1, 2012 and ended on September 30, 2013), the hospital market basket index increased 2.9%, 2.5%, and 2.6%, respectively. Generally, however, the percentage increase in the MS-DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2015, FFY 2014 and FFY 2013 were reduced by CMS by 0.20%, 0.30% and 0.10%, respectively. For FFY 2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2015, FFY 2014 and FFY 2013, the productivity adjustment equated to a 0.5%, 0.5% and 0.7% reduction in the market basket increase, respectively. In addition, in FFY 2013, FFY 2012 and FFY 2011, IPPS payment rates to hospitals were increased by 1.0%, decreased by 2.0% and decreased by 2.9%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), and decreased by 0.8% in both FFY 2015 and FFY 2014 for additional documentation and coding adjustments required by ATRA. The market basket increase for FFY 2014 was also reduced by 0.2% to offset the cost of the changes that were implemented to the Medicare program’s admission and medical review criteria for hospital inpatient admissions services in connection with the “two midnight rule,” which is discussed in more detail below.

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

Our hospitals reported all quality measures required by CMS related to the IQR Program and will receive the full market basket update through FFY 2015.

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

In addition to the adjustments that were required by the TMA Act, ATRA, which was enacted on January 1, 2013, required CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system and was not recaptured by the adjustments that were mandated by the TMA Act. In FFY 2014 and FFY 2015, CMS applied (0.8%) adjustments as part of the recovery process required by ATRA. CMS has indicated that it expects to make similar adjustments in FFY 2016 and FFY 2017 to recover the remaining outstanding amount.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare MS-DRG Payments	Medicare Capital Payments
2014	$585.5	$45.9
2013	$535.5	$41.7
2012	$517.0	$41.1

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both Medicare Part A and Supplemental Security Income (SSI), and

the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. The Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated. The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to the current year (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% in FFY 2014 and minus 0.2% in FFY 2015 and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period. The IPPS final rule for FFY 2015 established the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2015 at $7.65 billion, down from $9.05 billion in FFY 2014. Medicare DSH payments received in the aggregate by our hospitals for 2014, 2013 and 2012 were approximately $73.5 million, $67.8 million and $68.8 million, respectively.

“Two Midnight Rule”

In addition, CMS has issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A and provides that, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. CMS is prohibited from allowing recovery auditors to conduct inpatient hospital status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, but, in the future, reviews could be conducted on claims with dates of admission after that time.

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

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law. Among other things, PAMA prohibits CMS from allowing recovery auditors to conduct inpatient hospital patient status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, and permits CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur on or after October 1, 2013 but before March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

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

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act. We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS. We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under Medicare’s hospital outpatient prospective payment system (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2015, 2014 and 2013 were $74.144, $72.672 and $71.313, respectively, after the inclusion of the 0.7% reduction for CY 2015, the 0.8% reduction for CY 2014, and the 0.8% reduction for CY 2013 that were required by the Affordable Care Act. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor. Our hospitals reported all quality measures required by CMS for HOPQDRP and will receive the full market basket update through CY 2015.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare APC Payments
2014	$387.4
2013	$328.4
2012	$309.2

Medicare Dependent and Low Volume Hospital Programs

On December 26, 2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted. Among other things, the Pathway Act extended through March 31, 2014, the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year. PAMA extended both of these programs through March 31, 2015. If the Medicare dependent hospital program and Medicare low volume hospital program are not extended beyond March 31, 2015, we anticipate that our reimbursement will be reduced by approximately $12.8 million for 2015.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $18.1 million, $21.7 million and $20.2 million for 2014, 2013 and 2012, respectively.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented as mandated by statute, would result in significant reductions to payments under the PFS. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway Act delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. PAMA extended the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014, and also provided that there will be no increase to the CY 2015 PFS from January 1, 2015, through March 31, 2015. For the remainder of CY 2015, CMS has issued a final rule that will apply the SGR and result in a 21.2% reduction in PFS rates.

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $619.8 million, or 13.8% of total revenues for the year ended December 31, 2014. These payments are typically based on fixed rates determined by the individual states. Included in these payments are DSH and other supplemental payments received under various state Medicaid programs. For 2014, 2013 and 2012, our revenues attributable to DSH and other supplemental payments were approximately $155.7 million, $128.7 million and $119.7 million, respectively. The increase in revenues from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

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

Recovery Audit Contractors

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. RACs have the authority to look back at claims up to five years old, provided that the claim was paid on or after October 1, 2007. Any claims identified as overpayments are subject to a RAC program appeals process. The RAC program began as a demonstration project in five states and was made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the U.S. in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act further expanded the use of RACs and required each state to establish a Medicaid RAC program by January 1, 2012.

The original recovery audit contracts expired in February 2014, and CMS is in the process of procuring new agreements for the RAC program. However, a number of pre and post-award contests have been filed in connection with the procurement process, due, in large part, to the payment and other reforms CMS is attempting to implement to the RAC program through the new contracts, and it is unlikely that any of those contests will be resolved prior to the second half of 2015. As a result, CMS has extended, on a limited basis, the current recovery audit contracts through December 31, 2015, but is only allowing the RACs to conduct certain automated reviews and a limited number of complex reviews on topics that are selected by CMS.

Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program. While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits. We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject. In September 2014, in response to concerns that the Medicare program’s denials of reimbursement for short-term care have caused a significant growth in claim appeals, CMS announced that it was offering an administrative agreement to any hospital willing to withdraw its pending appeals in exchange for timely partial payment in an amount equal to 68% of the net allowable amount of the claims at issue. During the year ended December 31, 2014, we participated in that administrative agreement and withdrew certain of our pending appeals for claims previously denied under the RAC program in exchange for payments that resulted in an increase to revenue of approximately $4.5 million. Additionally, during the year ended December 31, 2014, we were successful in appealing many of our previous adverse RAC determinations. Accordingly, during the year ended December 31, 2014, including both our participation in the CMS administrative agreement, as well as our success in appealing adverse RAC determinations, we recognized additional revenue of approximately $9.1 million. During the years ended December 31, 2013 and 2012, RAC audits resulted in reductions to revenue of approximately $6.8 million and $16.9 million, respectively.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Also included in this category are the patient responsibility portions for co-payment and deductible obligations under these programs. Our revenues from HMOs, PPOs and other private insurers were approximately $2,476.7 million, or 55.2% of total revenues for the year ended December 31, 2014. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

Self-pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $744.9 million, or 16.6% of total revenues for the year ended December 31, 2014. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care. We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings. During the year ended December 31, 2014, our self-pay revenues decreased primarily as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments.

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay Revenues	Charity Care Write-Offs	Combined Total
2014	$744.9	$80.9	$825.8
2013	$766.5	$132.1	$898.6
2012	$653.9	$112.5	$766.4

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our provision for doubtful accounts had the effect of reducing total revenues by approximately $817.8 million, or 18.2% of total revenues for the year ended December 31, 2014. Prior to 2014, our provision for doubtful accounts as a percentage of revenue increased steadily year over year as a result of increases in our self-pay revenues. During the year ended December 31, 2014, our self-pay revenues decreased primarily as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. As a result, for the year ended December 31, 2014, our provision for doubtful accounts as a percentage of revenue also decreased.

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

Health Care Reform

The Affordable Care Act dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect until 2014 or do not take effect until later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2014. During 2014, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals. While we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at December 31, 2014, only eight of the states in which we operate are currently implementing expansions to their Medicaid programs. Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act. In addition, the U.S. Supreme Court has agreed to hear a case known as King v. Burwell during 2015. This case challenges the extension of premium subsidies to individuals residing in the 37 states that have federally-run health insurance exchanges. If the U.S. Supreme Court decides that the Affordable Care Act does not authorize premium subsidies to federally-run health insurance exchange participants, premium subsidies for individuals purchasing their insurance through federally-run health insurance exchanges would become unavailable and would likely result in many of those individuals dropping their coverage and increasing the number of uninsured.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state-run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Furthermore, several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act, and the results of such legislative efforts may impact our business in the future.

Expanded Coverage

Based on original Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act was expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms. However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. On January 26, 2015, the CBO projected, as a result of the U.S. Supreme Court’s decision and other factors, that there will be four million more uninsured individuals in 2015 and three million more uninsured individuals in 2022 than originally projected.

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

The Affordable Care Act materially changed the requirements for Medicaid eligibility. As originally enacted, commencing January 1, 2014, the Affordable Care Act essentially required all state Medicaid programs to provide Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”). In addition, the Affordable Care Act also required states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility would effectively be extended to those with incomes up to 138% of the FPL. To offset the cost of the Medicaid program’s expansion, the Affordable Care Act authorized the federal government to provide states with “matching funds” (referred to as “Enhanced FMAP”) to cover the costs of covering the newly eligible individuals. Beginning in 2014, states began receiving an Enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The Enhanced FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% in 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. It is currently anticipated that the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 11 million individuals in 2015 and 16 million individuals in 2022, with a disproportionately large percentage of the new Medicaid coverage likely to be in states that currently have relatively low income eligibility requirements.

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

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Affordable Care Act will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies were prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Since January 1, 2011, each health plan has been required to keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, since September 23, 2010, health insurers have not been permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2015, employers with 100 or more employees that do not offer health insurance to 70% of their full-time employees and their dependents are subject to a penalty if an employee obtains coverage through one of the newly created Exchanges and the coverage is subsidized by the government. Effective January 1, 2016, that requirement will be extended to employers with 50 to 99 employees, and all employers subject to the requirement will be required to offer health insurance coverage to 95% of their full-time employees and their dependents in order to avoid penalties. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. As of January 1, 2014, individuals were required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty; however, individuals technically had until March 31, 2014 to obtain insurance. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Affordable Care Act limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. To facilitate the purchase of health insurance by individuals and small employers, each state was required to establish an Exchange by January 1, 2014. Based on CBO estimates, approximately 25 million individuals will obtain their health insurance coverage through an Exchange by 2019. The Affordable Care Act requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

The Affordable Care Act provides for a number of types of annual reductions in the market basket. One is a general reduction of a specified percentage each FFY starting in 2010 and extending through 2019. These reductions are as follows: FFY 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

Another type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. The market basket update for FFY 2015, FFY 2014 and FFY 2013 was reduced by 0.5%, 0.5% and 0.7%, respectively, as a result of this productivity adjustment.

Additional types of reductions include reductions in connection with Medicare’s value-based purchasing program, Hospital-Acquired Condition (HAC) Reduction Program and Hospital Readmission Reduction Program, all of which are discussed in more detail below.

In addition to those reductions, there may be other upward or downward adjustments that CMS makes to the annual market basket update in any year, making it impracticable to predict in advance the overall impact on MS-DRG rates.

Quality-Based Payment Adjustments and Reductions for Inpatient Services

The Affordable Care Act established or expanded provisions to promote value-based purchasing and to link payments to quality and efficiency. Among other things, it requires HHS to implement a value-based purchasing program for inpatient hospital services. This program applied beginning in FFY 2013 to payments for discharges occurring on or after October 1, 2012, and rewards hospitals based either on how well the hospitals perform on certain quality measures or how much the hospitals’ performance improves on certain quality measures from their performance during a baseline period. As part of the program, the Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1.0% in FFY 2013 and increasing by 0.25% for each fiscal year up to 2.0% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet and exceed certain quality performance standards established by HHS. Under the program, each hospital’s performance is evaluated during a specified performance period, and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. Hospitals that receive higher total performance scores receive higher incentive payments than those that receive lower total performance scores. Because the Affordable Care Act provides that the funds pooled and otherwise set aside for the value-based purchasing program will be fully distributed, hospitals with high scores may receive greater reimbursement under the value-based purchasing program than they would have otherwise, and hospitals with low scores may receive reduced Medicare inpatient hospital payments.

In addition, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. With respect to Medicare, beginning in FFY 2015, hospitals that fall into the top 25.0% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1.0% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

Beginning in FFY 2013, inpatient payments were reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program. The basic maximum payment reduction amount is 1.0% for FFY 2012, 2.0% for FFY 2014, and 3.0% for FFY 2015 and beyond.

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

Medicare and Medicaid Disproportionate Share Hospital Payments

The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Affordable Care Act, beginning in FFY 2014, Medicare DSH payments were reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.

In FFY 2015, the 75.0% portion of the Medicare DSH payment was reduced by 1.3% from FFY 2014 as a result of the change in the percentage of uninsured and the impact of hospitals that have undergone a merger.

The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, with respect to defining “uncompensated care” for the purposes of the Medicare DSH reductions, the IPPS final rules for FFY 2014 and FFY 2015 provide that instead of actually measuring the amount of uncompensated care that is provided by DSH hospitals, CMS will use Medicaid days and Medicare Supplemental Security Income (“SSI”) days as proxies for determining levels of uncompensated care. While difficult to predict, the use of Medicaid and Medicare SSI days to approximate levels of uncompensated care could have an adverse effect on DSH hospitals that are located in states that have opted to not expand their Medicaid programs.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. As originally enacted, the Affordable Care Act reduced funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (the “Tax Relief Act”) and the ATRA provide for additional Medicaid DSH reductions of $4.1 billion in FFY 2021 and $4.2 billion in FFY 2022, respectively. However, the Pathway Act repealed the Medicaid DSH reductions that were set to become effective in FFY 2014 and delayed the Medicaid DSH reductions that were set to become effective in FFY 2015 until FFY 2016. It also increased the Medicaid DSH reductions that were to become effective in FFY 2016 from $600 million to $1.2 billion and extended Medicaid DSH reductions through FFY 2023. PAMA further delays the Medicaid DSM reductions required by the Affordable Care Act that were scheduled to become effective in FFY 2016 to FFY 2017 and extends those reductions through FFY 2024. Under PAMA, the Medicaid DSH reductions will be $1.8 billion in FFY 2017, $4.7 billion in FFYs 2018 – 2020, $4.8 billion in FFY 2021, $5 billion in FFYs 2022 – 2023, and $4.4 billion in FFY 2024.

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The Medicare Shared Savings Program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. To date, approximately 420 ACOs have been established to participate in the Medicare program, and additional ACOs are being established by private payors.

Bundled Payment Pilot Programs

The Affordable Care Act created the Center for Medicare & Medicaid Innovation (the “Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Innovation Center is a voluntary bundled payment initiative involving over 400 participants that links payments to participating providers for services provided during an episode of care. As required by the Affordable Care Act, HHS established a separate five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. The Affordable Care Act also provides for a bundled payment demonstration project for Medicaid services, but CMS has not yet implemented this project. HHS may select up to eight states to participate, and these state programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. As of December 31, 2014, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

Impact of Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities who have either private or public program coverage. Further, the Affordable Care Act provides for a value-based purchasing program, which could create possible sources of additional revenue.

While the Affordable Care Act has had a positive impact on revenue, it is difficult to predict with great precision the timing or size of any potential revenue gains to us as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will ultimately obtain coverage as a result of the Affordable Care Act (the CBO made a number of assumptions to derive an estimate of 26 million, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance, the number of individuals who will obtain insurance through an Exchange and the number of states that will expand their Medicaid programs);
•	what percentage of the future newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the number of states that ultimately elect to expand their Medicaid programs and when that expansion occurs;
•	the extent to which states will enroll any new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the future rates paid to hospitals by private payers for newly covered individuals under different plans, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;
•	the future rates paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans and their ability to pay the deductibles;
•	whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be overturned, delayed or even blocked due to court challenges or revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 44.2% of our revenues in 2014 were from Medicare and Medicaid, collectively, reductions to these programs will significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict with great precision the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are fully implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute;
•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket in future years;
•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2017;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	how successful ACOs in which we participate, if any, will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the future effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally, in light of the U.S. Supreme Court’s ruling on the constitutionality of the Affordable Care Act, it is unclear how many states will ultimately implement the Medicaid expansion. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the future impact of the Affordable Care Act on our business model, financial condition or result of operations.

Competition for Patients

Our hospitals and other healthcare businesses operate in extremely competitive environments. Competition among healthcare providers occurs primarily at the local level. Accordingly, each facility develops its own strategies to address competition locally. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to:

•	the scope, breadth and quality of services a hospital offers to its patients and physicians;
•	whether new, competitive services are subject to certificate of need or other restrictions;
•	the number, quality and specialties of the physicians who admit and refer patients to the hospital;
•	nurses and other healthcare professionals employed by the hospital or on the hospital’s staff;
•	the hospital’s reputation;
•	its managed care contracting relationships;

•	its location and the location and number of competitive facilities and other healthcare alternatives;
•	the physical condition of its buildings and improvements;
•	the quality, age and state-of-the-art of its medical equipment;
•	its parking or proximity to public transportation;
•	the length of time it has been a part of the community;
•	the relative convenience of the manner in which care is provided (for example, whether services are available on an outpatient basis and whether services can be obtained quickly);
•	the choices made by the physicians on the medical staff of the hospital; and
•	the charges for its services.

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

We also recruit physicians to the communities in which our hospitals are located. The types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the federal physician self-referral law (Stark law), the Anti-kickback Statute, state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician begins practicing in one of our communities.

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2014 than at the end of 2013. When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue.

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

Employees

At December 31, 2014, we had approximately 38,000 employees. The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our hospitals. Additionally, we employ a number of physicians. We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans. Approximately 1,200 of our employees are subject to collective bargaining agreements. We consider our employee relations to be generally good. Some of our hospitals experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

Government Regulation

Overview

All participants in the healthcare industry are required to comply with extensive government regulations at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and to qualify to participate in government healthcare programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, and our hospitals may lose their licenses and ability to participate in Medicare and Medicaid. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2014, with the exception of Bluegrass, Bell and Meyersdale, all of our hospitals were accredited by the Joint Commission.

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

Value-Based Purchasing

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events, reduces payments to hospitals that have high HAC rates and rewards hospitals that meet or exceed certain quality performance standards established by CMS. Many large commercial payers currently require hospitals to report quality data, and several commercial payers also do not reimburse hospitals for certain preventable adverse events.

In 2011, we were selected by HHS to participate in the Hospital Engagement Network as part of the nationwide Partnership for Patients Initiative designed to reduce injuries to patients in a hospital setting as well as minimize exposure to preventable illnesses through 2013. Subsequently, in 2013, we were selected to participate in a one year extension under the program. As part of our participation in the project, we received funding from HHS throughout 2014 to sponsor various types of training and education focused on patient safety and quality of care.

Fraud and Abuse Laws

Participation in Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing the facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated, and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in Medicare and/or Medicaid programs if it performs, among other things, any of the following acts:

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

In addition to issuing new regulations, or applying new interpretations to existing rules or regulations, the federal government has modified its approach for ensuring compliance with and enforcing penalties for violations of the Stark law. In 2010, CMS also issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark law and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute.

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

Administrative Simplification Provisions and Privacy and Security Requirements

We are subject to the administrative simplification provisions of HIPAA which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, CMS extended this deadline to October 1, 2014, and PAMA further delayed the effective date of the ICD-10 transition to October 1, 2015. If any of our hospitals fail to implement the new coding system by the deadline, the affected hospital will not be paid for services. We are not able to predict the overall financial impact of the Company’s transition to ICD-10.

Additionally, we are subject to the privacy and security requirements of HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which are designed to protect the confidentiality, availability and integrity of health information. The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. The HIPAA privacy standards, which apply to individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health information and to perform ongoing assessments of the potential risks and vulnerabilities to the confidentiality, integrity and availability of such information. Our facilities continue to remain subject to any state laws that are more restrictive than the privacy and security regulations issued under HIPAA. In addition, the Federal Trade Commission (the “FTC”) has ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identity theft and privacy intrusions, including the security programs of entities subject to HIPAA regulation. We believe that we are in material compliance with the privacy and security requirements of HIPAA and other applicable state and federal laws.

The HITECH Act, among other things, strengthened the HIPAA privacy and security regulations, significantly increased the penalties for violations of the HIPAA privacy and security regulations, created a private cause of action for state attorneys general for certain HIPAA violations, and extended many of HIPAA’s privacy and security provisions to business associates. The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years. This law requires us to notify affected individuals, and, in some cases, the Secretary of HHS and prominent local media outlets, of any unauthorized access, acquisition, or disclosure of an individual’s unsecured protected health information that has been compromised. In 2011, HHS initiated a pilot audit program that ran through December 2012 in the first phase of HHS implementation of the HITECH Act’s requirements of periodic audits of covered entities and business associates to ensure their compliance with the HIPAA privacy and security regulations and the breach notification requirements. In 2014, HHS announced its plan to survey about 800 organizations as the first step in selecting organizations for the next round of HIPAA audits, which are expected to occur in 2015. HHS officials have indicated that these audits will consist of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and will focus on compliance with the HIPAA privacy, security and breach notification rules. HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our hospitals will be selected for any future audit or the results of any such audit.

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

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act and Final HIPAA Rule significantly increased the penalties for violations by introducing a tiered penalty system reflecting increasing levels of culpability, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million for violations of the same requirement in a calendar year. The HITECH Act and Final HIPAA Rule also extended the application of certain provisions of the security and privacy regulations to business associates and imposes direct civil and criminal liability on business associates for violation of the HIPAA regulations. The HITECH Act also authorizes state attorneys general to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to violations of HIPAA privacy and security regulations that affect their state residents. The applicable state laws regulating the privacy and security of patient health information could impose additional penalties. We expect increased enforcement of the requirements of HIPAA, the HITECH Act, and the Final HIPAA Rule by HHS and state attorneys general.

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

Risk Management and Insurance

We retain a substantial portion of our professional and general liability risks through a self-insurance retention (“SIR”) insurance program administered in-house by our risk department with assistance from our insurance brokers. At December 31, 2014, our SIR is $5.0 million with a $5.0 million inner aggregate per claim. Our SIR level is evaluated annually as a part of our insurance program’s renewal process. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of the SIR.

Our workers’ compensation program has a $1.0 million deductible for each loss in all states except for Wyoming. Workers’ compensation in Wyoming operates under a state specific program.

We also maintain directors’ and officers’, property and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have two locations that are considered a high exposure to named-storm risk and carry a deductible of 5% of their respective property values.

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of LifePoint, issues malpractice insurance policies to our employed physicians in addition to providing workers’ compensation deductible coverage.

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

In 2014, we derived 44.2% of our revenues from the Medicare and Medicaid programs, collectively. Numerous factors could materially decrease, or delay timing of, Medicare and Medicaid payments to our facilities. These factors include statutory and regulatory changes, administrative rulings and determinations concerning patient and provider eligibility, the method of calculating reimbursements and requirements for utilization review. Furthermore, the Affordable Care Act, as amended by the Pathway Act and PAMA, the Tax Relief Act and the ATRA provide for material scheduled reductions in the growth of Medicare and Medicaid program spending, including reductions in market basket updates and DSH funding.

Medicaid programs, which are jointly funded by federal and state governments and are administered by states, provide healthcare benefits to qualifying individuals who are unable to afford care. A number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance such states’ Medicaid systems.

In addition, revenues from HMOs, PPOs, insurance companies, employers and other private payors are the result of negotiated rates. These rates may decline based on renegotiations and the respective bargaining power of the parties. In addition, the general trend towards further consolidation among private payors should increase their bargaining power over fee structures. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided. This includes moving away from a percent of charge payment structure to a fixed payment, which typically reduces our reimbursement rate and limits our ability to raise prices going forward. The impact of these changes is magnified by the fact that many individuals and employers have moved to private payor plans Low cost plans purchased through the healthcare exchanges are also increasingly using narrow and tiered networks that limit beneficiary provider choices, restrict or exclude our facilities or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier.

Efforts to impose greater discounts and more stringent cost controls by government and private payors will continue, thereby reducing the payments we receive for our services. As reimbursement from payors is reduced, if we are excluded from more payor networks or if the scope of services covered by payors is limited, there could be a material adverse effect on our revenues and results of operations.

We cannot predict with a great level of precision the effect that the Affordable Care Act and its ongoing implementation may have on our business, financial condition or results of operations.

The Affordable Care Act continues to alter the U.S. healthcare system by decreasing the number of uninsured Americans and through its attempts to reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Certain of the reductions in Medicare spending, such as negative adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and the revision of annual inflation updates have already become effective, but many of the other cost-containment measures, including planned payment reductions, are scheduled to take place over coming years.

During 2014, and primarily as a result of the expansion of state Medicaid programs, we experienced an increase in revenues from providing care to certain previously uninsured individuals. While we expect this trend to continue, the future impact and timing of such coverage expansion, and utilization of care by newly-insured individuals, remains difficult to predict and may not offset scheduled decreases in reimbursement. Only eight of the states in which we operate have decided to implement expansions to their Medicaid programs. Accordingly, some low-income persons in other states that are not expanding Medicaid will not have insurance coverage as intended by the Affordable Care Act.

The U.S. Supreme Court has also agreed to hear a case known as King v. Burwell during 2015. This case challenges the extension of premium subsidies to individuals residing in the 37 states that have federally-run health insurance exchanges. If the U.S. Supreme Court decides that the Affordable Care Act does not authorize premium subsidies to federally-run health insurance exchange participants, the decision would likely make it more difficult for uninsured individuals in those states to purchase coverage, upset the private insurance market and otherwise significantly affect implementation of the Affordable Care Act, in a manner that results in higher than projected numbers of uninsured individuals.

A number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, the state-run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016. Additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. We are unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because certain provisions are scheduled for implementation over the coming years. Furthermore, several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend all significant provisions of the Affordable Care Act. As a result of these factors and numerous other variables, including the law’s complexity and the lack of complete implementing regulations and interpretive guidance, we are unable to predict with any certainty the future net effect of the Affordable Care Act on our business, financial condition or results of operations.

We conduct a significant portion of our operations through joint ventures, which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct much of our business through joint ventures. By far the largest of our joint ventures is Duke LifePoint Healthcare, which is owned by the Company and a wholly-controlled affiliate of Duke, and which currently operates twelve hospital campuses in four states. In recent years, most of our large acquisitions have been conducted through Duke LifePoint Healthcare.

While we own a substantial majority of the equity in Duke LifePoint Healthcare, the long term success of Duke LifePoint Healthcare is dependent on ongoing collaboration and the alignment of our interests with those of Duke. In the event of a material disagreement with Duke or the breach of our joint venture agreement, Duke LifePoint Healthcare may be subject to dissolution, unwinding or purchase of either party’s interest, which could have a material adverse effect on our revenues and results of operations. Even if Duke LifePoint Healthcare is not dissolved or unwound, our inability to involve Duke LifePoint Healthcare in our acquisitions and future operations could make it more difficult to source new targets or win competitive bidding processes, and our revenue or earnings growth may be hindered.

We may encounter difficulty operating, integrating and improving financial performance at acquired hospitals. If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

We may be unable to timely and effectively integrate hospitals that we acquire with our ongoing operations. Many of the hospitals we have acquired had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced delays in improving the operating margins or effectively integrating the operations of our acquired hospitals and we may experience such delays in implementing operating procedures and systems in newly or future acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel.

We must integrate complex information, accounting and operational systems and internal controls over financial reporting of acquired hospitals into our existing systems and internal controls. While we devote a significant amount of employee and management resources on these integrations, we also rely heavily on third parties for systems integration. Our efforts to integrate new facilities, including causing those third parties to convert our newly acquired hospitals’ systems, may fail or be significantly delayed. Failure to timely and effectively integrate or convert any of these systems could cause business interruption, affect physician and staff morale and our ability to accurately manage accounting, clinical, compliance and operational functions. As our acquisitions have become and may continue to become larger, any such failure could cause a material adverse effect on our results of operations.

Businesses we have acquired, or businesses we acquire in the future, may have unknown or contingent liabilities for past activities, including liabilities for failure to comply with laws and regulations, medical and general professional malpractice liabilities, worker’s compensation or other employee-related liabilities, previous tax liabilities and unacceptable business or accounting practices. Although we endeavor to obtain contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses. In addition, the actions we take to resolve compliance or regulatory issues within acquired facilities may affect our revenue or results of operations.

Changes to Medicaid supplemental payment programs may materially and adversely affect our revenues and results of operations.

Medicaid supplemental payments (“MSPs”) are payments made to providers separate from and in addition to those made at a state’s standard Medicaid payment rate. The two most prevalent forms of MSPs are DSH and Upper Payment Limit (“UPL”) payments. Medicaid DSH payments are federally required to be made by the states to hospitals that serve significant numbers of Medicaid and uninsured patients in recognition of the added costs incurred by hospitals in treating these patients. The total amount of Medicaid DSH payments a state may make and the total amount any one hospital may receive are both capped by federal law. Unlike Medicaid DSH payments, UPL payments are not required to be made by states under federal law. Rather, federal regulations establish an upper payment limit above which states may not receive federal matching dollars.

MSP programs are jointly financed by state funds and federal matching funds. The state portion may be funded through general revenue, intergovernmental transfers from local governments or healthcare related taxes (“Provider Taxes”) imposed by states in the form of a mandatory provider payment related to healthcare items or services.

Pursuant to the Affordable Care Act, as amended by the Pathway Act and PAMA, funding for Medicaid DSH programs is to be significantly reduced beginning in FFY 2017. Because most of the states in which we operate have not expanded Medicaid programs as intended under the Affordable Care Act, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, thus increasing the net amount of uncompensated care we provide.

UPL programs have expanded in recent years and related MSPs to our hospitals have similarly increased as states use UPL programs as a way to avoid or mitigate reimbursement cuts to providers. There are several factors that could adversely affect a state’s UPL program and the UPL MSPs hospitals receive. In calculating a state’s UPL, only services utilized by Medicaid beneficiaries paid on a fee-for-service basis may be counted. Services provided to Medicaid beneficiaries enrolled in managed care are not included in state UPL calculations, and as many states increase the use of managed care Medicaid programs UPL MSPs could be reduced. Some states that provide MSPs are reviewing these programs or have filed requests with CMS to replace these programs, which could result in MSPs being reduced or eliminated. In addition, state UPL funding, and matching federal funds, may be reduced if state or local governmental units are unable to (or simply decide not to) sustain historical funding levels or if Provider Taxes, which are currently subject to various federal regulations, are limited or eliminated by legislative or regulatory action.

We are subject to increasingly stringent governmental regulations, and we may face allegations that we have failed to comply with such regulations, which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with numerous overlapping laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex and may be violated inadvertently, and there are numerous enforcement authorities, including CMS, OIG, the Department of Justice, state attorneys general, and contracted auditors, as well as private plaintiffs. Moreover, the Affordable Care Act created potential False Claims Act liabilities for failing to report and repay identified overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.

There are also heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting the medical necessity for such services and billing for services outside the coverage guidelines for such services. Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs, as described in the annual OIG Work Plan. Certain of our facilities have received inquiries and subpoenas from various governmental agencies regarding these matters, and we are also subject to various claims and lawsuits relating to these and other matters. For a further discussion of these inquiries, proceedings and claims, see “Legal Proceedings” in Item 3 of this Report.

The laws and regulations with which we must comply are constantly in a state of change. In the future, different interpretations or enforcement of these laws and regulations could subject our business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals or loss of our ability to participate in the Medicare, Medicaid and other governmental programs.

Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. For example, our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Environmental regulations also may apply when we build new facilities or renovate existing hospitals, particularly older facilities. If we fail to comply with environmental regulations we may be liable for substantial investigation and clean-up costs or we may be subject to lawsuits by governmental authorities or private plaintiffs.

We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or “whistleblower” provisions.

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections. Defendants found to be liable under the federal False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the False Claims Act, including reckless or intentional acts or omissions. The government has used the False Claims Act to prosecute Medicare and other government healthcare program violations such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court.

Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will be free from government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals or healthcare providers associated with, or employed by, our hospitals or affiliated entities. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals and the activities of our employed or affiliated physicians. As a matter of policy, we typically notify patients of any potential harms they may have suffered at our facilities, regardless of whether such notifications are required by law and notwithstanding our uncertainty as to the severity of such harms or whether they even took place. This may lead to class actions or other multi-plaintiff lawsuits or whistleblower reports. These actions may involve large claims and significant defense costs and, if we or our hospitals are found liable, any judgments against us may be material. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement whether or not we believe we are liable. Amounts we pay to settle any of these matters also may be material.

Although we maintain professional and general liability insurance with unrelated commercial insurance carriers, each individual plaintiff’s claim is generally subject to the SIR, which for some periods has been as high as $10.0 million. Any successful claim against us that is within our SIR amounts could have an adverse effect on our results of results of operations or liquidity. Some of these claims could exceed the scope of the excess coverage in effect, or coverage of particular claims could be denied, and any amounts not covered by insurance could be material.

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

As a result of reviews of claims to Medicare and Medicaid for our services, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews may increase as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and audits of Medicare claims under the RAC programs. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, short stays, incorrect payment amounts, non-covered services and duplicate payments. The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals.

In addition, CMS announced in 2012 a three year demonstration project to allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments. These reviews focus on certain states (including six states in which we operate) with either high populations of fraud and error-prone providers or high claims volumes of short inpatient hospital stays.

The Affordable Care Act expanded the RAC program’s scope to include managed Medicare and to include Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities. Third party audits or investigations of Medicare or Medicaid claims could have a material adverse effect on our results of operations.

Controls designed to reduce inpatient services may reduce our revenues.

Over the last several years, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider that is in substantial noncompliance with quality standards be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. In addition, CMS has issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A and provides that, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation. CMS is prohibited from allowing recovery auditors to conduct inpatient hospital status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, but, in the future, reviews could be conducted on claims with dates of admission after that time. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our revenues and results of operations.

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

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. We may also face legal, financial or reputational harm for the actions or omissions of such providers, and we may not have effective recourse against the providers for those harms. The expanding role of third party providers may also require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

Deterioration in the collectability of “patient due” accounts could adversely affect our revenues and results of operations.

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. While we have experienced a reduction in uninsured patients, the risk of collection from insured patients, and the amounts due, have increased, and will likely continue to increase, as more individuals are enrolled in insurance plans with high deductibles or high co-payments, including those purchased on insurance exchanges.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. To date, the Affordable Care Act has decreased the number of uninsured individuals by incentivizing states to expand their Medicaid eligibility requirements, incentivizing employers to offer health insurance, and requiring individuals to carry health insurance or be subject to penalties. However, it is difficult to predict the future impact of the Affordable Care Act on the uninsured population and the collectability of patient receivables because of ongoing state determinations or whether to expand Medicaid, the availability of federal premium subsidies, as well as our inability to foresee how individuals, businesses, private payors and states will respond to the choices afforded them by the Affordable Care Act. If the recent decrease in the uninsured population does not continue, the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and revenues. In addition, even after full implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for patients that choose not to purchase coverage, undocumented immigrants who are not permitted to enroll in a health insurance exchange or government healthcare programs and in states that do not expand their Medicaid programs.

The industry emphasis on value-based purchasing may negatively affect our revenues.

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

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1.00% in FFY 2013 and increasing by 0.25% each fiscal year up to 2.00% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS recently announced its goal that 85% of Medicare fee-for-service payments be within value-based purchasing categories by 2016, and many large private payors have declared similar goals. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively affect our revenues.

We may have difficulty acquiring hospitals on favorable terms.

A significant element of our business strategy is expansion through the acquisition of acute care hospitals, especially those around which a system of hospitals and other healthcare services can be created. We face significant competition to acquire attractive hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital — for example, a hospital located near existing hospitals or those who will realize economic synergies — have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

The cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of purchase price, effects of subsequent legislation and limitations on rate increases. As part of our acquisition strategy, we often commit to making significant capital improvements at acquired facilities according to a defined schedule, as more fully discussed in Note 11 to our consolidated financial statements included elsewhere in this report. Such schedule may be difficult to achieve due to a variety of factors beyond our control, such as zoning, environmental, licensing and certificate of need regulations and restrictions.

Even if we are able to identify an attractive target, we may need to obtain financing for acquisitions, joint ventures or required capital improvements. Such financing may not be available, or we may incur or assume additional indebtedness as a result. Any financing arrangements we enter into may not be on terms favorable to us, and this could have a material adverse effect on our results of operations or stock price.

In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by tax-exempt entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future. Our failure to acquire hospitals consistent with our growth plans could prevent us from increasing our revenues.

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

As a general matter, only physicians on our medical staffs may direct hospital admissions and the services ordered once a patient is admitted to a hospital. As a result, the success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals.

The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our hospitals, our ability to meet demands for new technology, our ability to identify and communicate with physicians who want to practice in our communities. Our ability to attract and retain physicians is increasingly dependent on the ability of our hospitals to offer and sustain employment arrangements. In particular, we face intense competition in the recruitment and retention of specialists. We may not be able to recruit all of the physicians we target. In addition, we may incur increased malpractice, compliance or insurance expense if the quality of physicians we recruit does not meet our expectations.

Additionally, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. All arrangements with physicians must also be fair market value and commercially reasonable.

In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities. For example, integrated accountable care organizations and other kinds of “narrow” provider networks or organizations may exclude our physicians from their plans’ networks of healthcare providers. These contracting networks often organize hospitals, physicians and ancillary healthcare providers into exclusive networks involving a fewer number of healthcare providers. If our affiliated providers are excluded from such networks, we may have difficulty recruiting new providers or retaining existing providers.

Generally, a small number of attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians — even if temporary — could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

Factors related to our employment of physicians could affect our financial performance.

We have significantly increased the number of physicians we employ. We believe that physician employment by acute care hospitals is consistent with industry trends and has become more common as a result of actual and potential reductions in payment amounts for physician services and increasing costs to physicians, such as electronic health record (“EHR”) implementation and professional liability insurance expenses. Employed physicians generally present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, as well as require us to incur additional expenses. In recent years, physician reimbursements have been determined on a year by year basis, with future reimbursement cuts embedded into law. We cannot predict whether Congress will act to avert scheduled reimbursement cuts in any given year or otherwise address scheduled cuts on a long-term basis. If scheduled reimbursement reductions are not averted, the reimbursement received by us for services provided by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected. The combination of reimbursement cuts, potential liabilities and increased expenses could have an adverse effect on our results of operations if current trends continue.

Our hospitals face competition for management and other non-physician staffing, which may increase labor costs and reduce profitability.

In addition to our physicians, the operations of our hospitals are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue and the competition for experienced and talented hospital management personnel is intense. This may result in employee turnover, require us to enhance wages and benefits to recruit and retain management, nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs could have a material adverse effect on our revenues or results of operations.

If access to our information systems is interrupted or restricted, or if we are unable to make changes to our information systems, our operations could suffer.

Our business depends heavily on effective information systems to process clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology. We rely on multiple third party providers of financial, clinical, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We do not control the information systems of third party providers, and in some cases we may have difficulty accessing information archived on third party systems, which could subject us to liability for failure to respond to legal or payor information requests. If these systems fail or are interrupted, if our access to these systems is limited in the future or if providers develop systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as HIPAA and EHR meaningful use regulations, may require changes to our information systems in the future. System conversions are costly, time consuming and disruptive for physicians, staff and, in some cases, patients. Some of our hospitals have recently converted or are currently converting from their existing system to another third party information system. If such conversions occurred on a large scale or if conversions at our larger facilities experience difficulties, the costs and disruptions could have a material adverse effect on our revenues or results of operations.

If we fail to effectively and timely implement electronic health record and coding systems, our operations could be adversely affected.

As required by ARRA, the HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Even if we do meet such requirements, the incentive payments we have received in prior years for EHR implementation are scheduled to be materially reduced over the coming years and to end entirely in 2017. EHR incentive payments that we have previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

We are in the process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or all together new applications at several of our facilities. In connection with our implementations and conversions, we have incurred significant capitalized costs and additional training and implementation expenses. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our results of operations.

Health plans and providers, including our hospitals, must transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Use of the ICD-10 system will be required on October 1, 2015. Transition to the new ICD-10 system requires significant investment in technology and the training of staff involved in the coding and billing process. Besides these upfront costs of transition to ICD-10, our hospitals might experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of governmental payors, health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could cause decreased reimbursement if using ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payor or payment groupings with lower levels of reimbursement than assigned under the previous system.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients and employees.

There are numerous federal and state laws and regulations addressing employee, patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors acting on our behalf, collect and store sensitive data, including individual health data and other personally identifiable information of our patients and employees and such information is often targeted by criminal organizations. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy and information security laws. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy and security rules. In addition, state attorneys general and private plaintiffs have brought civil actions seeking injunctions and damages in response to violations of HIPAA’s privacy and security rules. If, in spite of our security and compliance efforts we or any of our business associates were to experience a breach, loss, or other compromise of such personal health information or other personally identifiable information, such event could disrupt our operations, result in increased data protection costs, damage our reputation, or result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our results of operations.

Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our hospitals. These factors increase the level of competition we face and may therefore adversely affect our revenues and results of operations.

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in metropolitan areas. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be required by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our hospitals, may have more advanced equipment or technology or may have a medical staff that is perceived to be better qualified. Also, most of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry. CMS makes public the performance data relating to multiple quality measures that hospitals submit in connection with their Medicare reimbursement. If the publicly-available performance data become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, our revenues and/or patient volumes could decline.

We also face significant and increasing competition from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest). Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.

Many of the non-urban communities in which we operate continue to face challenging economic conditions and the closure of a small number of large employers in our markets can have a disproportionate impact on our hospitals.

While the U.S. economy as a whole is expanding, many of the non-urban communities in which we operate continue to face challenging economic conditions, including high levels of unemployment. The economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or similar facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to:

•	defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or
•	purchase a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

The occurrence of these events may impede our business strategies intended to generate organic growth and improve operating results at our hospitals.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Virginia, Kentucky, Michigan, Tennessee, North Carolina, New Mexico, West Virginia and Arizona. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

	Hospital Campuses in State as of December 31, 2014	Revenue Concentration by State
		2014		2013		2012
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Virginia	6	$624.4	13.9%	$469.2	12.8%	$413.6	12.2%
Kentucky	9	587.9	13.1	520.9	14.2	510.9	15.1
Michigan	3	460.8	10.3	345.4	9.4	103.9	3.1
Tennessee	10	404.5	9.0	394.9	10.7	375.3	11.1
North Carolina	7	372.6	8.3	129.6	3.5	137.6	4.1
New Mexico	2	266.5	5.9	256.5	7.0	299.6	8.8
West Virginia	2	246.9	5.5	245.9	6.7	266.2	7.8
Arizona	2	222.8	5.0	214.7	5.8	204.4	6.0

Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs, in the above-mentioned states or in Pennsylvania, where we anticipate Conemaugh will generate significant revenues, could have an adverse effect on our revenues or results of operations. Our concentration of revenues in these states also make it more likely that hurricanes, floods, persistent drought, power grid interruption or other factors beyond our control in these states could adversely affect our revenues or results of operations.

We have substantial indebtedness, and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2014, our total debt, excluding an unamortized discount and premium, was $2,208.6 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of the agreements and indentures governing our existing indebtedness or any additional indebtedness that we may incur in the future.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	Under our debt agreements, we are required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt repayment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted.
•	We may be vulnerable in the event of downturns and adverse changes in the general economy or our industry.
•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes.
•	We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions.
•	Any borrowings we incur at variable interest rates generally expose us to increases in interest rates.
•	A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay such indebtedness and our other indebtedness.
•	In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all, or that sufficient funds could be obtained to make these accelerated payments.

Covenant restrictions under certain of our debt agreements and indentures impose operating and financial restrictions on us and may limit our ability to operate our business and to make payments on the notes and other outstanding indebtedness.

Agreements governing our existing indebtedness contain covenants that restrict our ability to finance future operations or capital needs, to take advantage of other business opportunities that may be in our interest or to satisfy our other debt obligations. These covenants restrict our ability to, among other things:

•	incur or guarantee additional debt or extend credit;
•	pay dividends or make distributions on, or redeem or repurchase, our capital stock or certain other debt;
•	make other restricted payments, including investments;
•	dispose of assets;

•	engage in transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	create liens on our assets or engage in sale/leaseback transactions;
•	effect a consolidation or merger, or sell, transfer, lease all or substantially all of our assets; and
•	repay our existing outstanding indebtedness.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2. Properties.

The following table presents certain information with respect to our hospital campuses as of December 31, 2014:

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Alabama
Andalusia Regional Hospital	Andalusia	May 11, 1999	88	Own
Lakeland Community Hospital(a)	Haleyville	December 1, 2002	59	Own
Northwest Medical Center(a)	Winfield	December 1, 2002	71	Lease
Russellville Hospital(a)	Russellville	October 3, 2002	100	Own
Vaughan Regional Medical Center(b)	Selma	April 15, 2005	175	Own	(b)
Arizona
Havasu Regional Medical Center(c)	Lake Havasu City	April 15, 2005	181	Own	(c)
Valley View Medical Center	Fort Mohave	November 8, 2005	90	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Florida
Putnam Community Medical Center	Palatka	June 16, 2000	99	Own
Georgia
Rockdale Medical Center	Conyers	February 1, 2009	158	Own
Indiana
Scott Memorial Hospital(d)	Scottsburg	January 1, 2013	25	Own	(d)
Kansas
Western Plains Medical Complex	Dodge City	May 11, 1999	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	May 11, 1999	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010	79	Own
Georgetown Community Hospital	Georgetown	May 11, 1999	75	Own
Jackson Purchase Medical Center	Mayfield	May 11, 1999	107	Own
Lake Cumberland Regional Hospital	Somerset	May 11, 1999	295	Own
Logan Memorial Hospital	Russellville	May 11, 1999	75	Own
Meadowview Regional Medical Center	Maysville	May 11, 1999	100	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Louisiana
Mercy Regional Medical Center – Acadian(e)	Eunice	April 15, 2005	42	Own
Mercy Regional Medical Center – Ville Platte(e)	Ville Platte	December 1, 2001	67	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	165	Lease
Michigan
Bell Hospital	Ishpeming	December 1, 2013	25	Own
Marquette General Hospital(f)	Marquette	September 1, 2012	307	Own	(f)
Portage Health(b)	Hancock	December 1, 2013	96	Own	(b)
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	200	Lease

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	298	Lease
North Carolina
Harris Regional Hospital(f)	Sylva	August 1, 2014	86	Own	(f)
Haywood Regional Medical Center(f)	Clyde	August 1, 2014	169	Own	(f)
Maria Parham Medical Center(g)	Henderson	November 1, 2011	102	Own	(g)
Person Memorial Hospital(f)	Roxboro	October 1, 2011	110	Own	(f)
Rutherford Regional Medical Center(g)	Rutherfordton	June 1, 2014	143	Own	(g)
Swain County Hospital(f)	Bryson City	August 1, 2014	48	Own	(f)
Wilson Medical Center(g)	Wilson	March 1, 2014	384	Own	(g)
Pennsylvania
Conemaugh Memorial Medical Center(f)	Johnstown	September 1, 2014	539	Own	(f)
Meyersdale Medical Center(f)	Meyersdale	September 1, 2014	20	Own	(f)
Miners Medical Center(f)	Hastings	September 1, 2014	30	Own	(f)
Tennessee
Crockett Hospital	Lawrenceburg	May 11, 1999	99	Own
Emerald-Hodgson Hospital	Sewanee	May 11, 1999	41	Own
Hillside Hospital	Pulaski	May 11, 1999	95	Own
Livingston Regional Hospital	Livingston	May 11, 1999	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010	35	Own
Southern Tennessee Medical Center	Winchester	May 11, 1999	157	Own
Starr Regional Medical Center – Athens(h)	Athens	October 1, 2001	118	Own
Starr Regional Medical Center – Etowah(h)	Etowah	July 1, 2012	160	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010	155	Own
Trousdale Medical Center	Hartsville	September 1, 2010	25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	156	Own
Parkview Regional Hospital	Mexia	April 15, 2005	58	Lease
Utah
Ashley Regional Medical Center	Vernal	11-May-99	39	Own
Castleview Hospital	Price	11-May-99	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	250	Own
Fauquier Health(b)	Warrenton	November 1, 2013	210	Own	(b)
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Twin County Regional Hospital(g)	Galax	April 1, 2012	141	Own	(g)
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease

Hospital	City	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wyoming
SageWest Healthcare – Lander(i)	Lander	July 1, 2000	89	Own
SageWest Healthcare – Riverton(i)	Riverton	May 11, 1999	70	Own
			8,254

(a)	Effective January 1, 2015, we sold Lakeland, Northwest and Russellville.
(b)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.
(c)	The hospital is owned and operated by a joint venture with physicians in which a wholly-owned LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.
(d)	The hospital is owned and operated by RHN, a joint venture between us and Norton Healthcare, Inc. A wholly-owned LifePoint affiliate owns a controlling interest in RHN.
(e)	Mercy Regional Medical Center maintains a campus in both Acadian and Ville Platte.
(f)	The hospital is owned and operated by Duke LifePoint Healthcare. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.
(g)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke LifePoint Healthcare.
(h)	Starr Regional Medical Center maintains a campus in both Athens and Etowah.
(i)	SageWest Healthcare maintains a campus in both Lander and Riverton.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

In connection with our acquisitions of Marquette General and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. These self-disclosures are pending with CMS. With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller. With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s cash or cash equivalent indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit. We believe we have made reasonable estimates of our potential exposure for these two matters, and at December 31, 2014, we have recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, we and two of our hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals' cardiac catheterization laboratories. On September 24, 2013, the U.S. Attorney's Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and we continue to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, we notified patients of these two physicians who may have received an unnecessary procedure of such fact. Our efforts to locate and notify a relatively small number of these patients are ongoing.

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 13 individual lawsuits filed in December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama. These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures. One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure. The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut. This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages. Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital, and claims may also be asserted by patients at Raleigh General Hospital. Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. We cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of December 31, 2014.

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us. Therefore, the final amounts paid to resolve the foregoing matters could be material and could materially differ from amounts currently recorded, if any. Any such changes in our estimates or any adverse judgments will impact our future results of operations and cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2015
First Quarter (through February 11, 2015)	$73.99	$64.52
2014
First Quarter	$56.77	$50.18
Second Quarter	$66.02	$50.51
Third Quarter	$76.50	$60.04
Fourth Quarter	$74.76	$62.95
2013
First Quarter	$48.79	$38.08
Second Quarter	$53.29	$43.13
Third Quarter	$52.61	$43.97
Fourth Quarter	$53.87	$46.64

On February 11, 2015, the last reported sales price for our common stock on the NASDAQ Global Select Market was $69.75 per share.

Stockholders

As of February 6, 2015, there were 9,523 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, the senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) and certain other indebtedness of the Company impose restrictions on our ability to pay dividends.

Stock Performance

The graph below compares the yearly percentage change of cumulative total stockholder return on our common stock with (a) the cumulative total return of a broad equity market index, the NASDAQ Composite Index (the “Broad Index”) and (b) the cumulative total return of a published industry index, the S&P Health Care Facilities (Hospital Management) Index (the “Industry Index”). The graph begins on December 31, 2009, and the comparison assumes the investment of $100 on such date in each of our common stock, the Broad Index and the Industry Index and assumes the reinvestment of all dividends, if any. The table following the graph presents the corresponding data for December 31, 2009, and each subsequent fiscal year end.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	12/09	12/10	12/11	12/12	12/13	12/14
LifePoint Hospitals, Inc.	$100.00	$112.97	$114.20	$116.05	$162.43	$221.06
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
S&P Health Care Facilities	$100.00	$124.12	$95.18	$150.60	$195.36	$267.48

Recent Sales of Unregistered Securities

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

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”). The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through October 1, 2015, although we are not obligated to repurchase any specific number of shares. In connection with the 2014 Repurchase Plan, we repurchased approximately 0.7 million shares for an aggregate purchase price, including commissions, of $50.0 million at an average purchase price of $68.03 per share during the three months ended December 31, 2014. As of December 31, 2014, we had remaining authority to repurchase up to an additional $100.0 million in shares in accordance with the 2014 Repurchase Plan. We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2014 Repurchase Plan, we have entered into a trading plan in accordance with SEC Rule 10b5-1 of the Exchange Act to facilitate repurchases of our common stock during our current black out period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on December 17, 2014 and will expire on February 18, 2015.

We also redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed a nominal number of shares vested under these plans during the three months ended December 31, 2014. We have designated these shares as treasury stock.

Our repurchase activity in accordance with our repurchase plans and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 8 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2014:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In millions)
October 1, 2014 to October 31, 2014	—	$—	—	$150.0
November 1, 2014 to November 30, 2014	684,036	$67.97	684,036	$103.5
December 1, 2014 to December 31, 2014(a)	51,572	$68.81	50,878	$100.0
Total	735,608	$68.03	734,914	$100.0

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Equity Compensation Plan Information

Effective June 4, 2013, upon the approval of our stockholders, we replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a new combined plan covering all of our employees and non-employee directors. The 2013 LTIP provides for 3.6 million shares available for grant at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted. No shares remain available for grant under the 1998 LTIP or the ODSICP.

The following table provides aggregate information as of December 31, 2014, with respect to shares of common stock that may be issued in accordance with our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,183,091 (1)	$39.90 (2)	1,953,267 (3)
Equity Compensation Plans not Approved by Security Holders	None	None	None
Total	3,183,091	$39.90	1,953,267

(1)	Includes the following:
•	779,884 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 2013 LTIP;
•	2,392,926 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 1998 LTIP; and
•	10,281 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)	Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.
(3)	Includes the following:
•	1,926,441 shares of common stock available for issuance in accordance with the 2013 LTIP; and
•	26,826 shares of common stock available for issuance in accordance with the Amended and Restated Management Stock Purchase Plan (the “MSPP”).

Item 6. Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2014. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Additionally, we have recognized certain transaction and debt transaction costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$4,483.1	$3,678.3	$3,391.8	$3,026.1	$2,818.6
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	126.1	127.8	151.9	162.7	155.6
Income from continuing operations per share:
Basic	$2.81	$2.76	$3.22	$3.30	$2.98
Diluted	$2.69	$2.68	$3.14	$3.22	$2.91
Weighted average shares outstanding:
Basic	44.9	46.3	47.2	49.3	52.2
Diluted	46.9	47.6	48.4	50.5	53.5
Balance Sheet Data (as of end of year):
Cash and cash equivalents	$191.5	$637.9	$85.0	$126.2	$207.4
Working capital	712.9	538.5	480.4	467.2	498.8
Property and equipment, net	2,377.5	2,197.2	2,030.9	1,830.4	1,668.6
Total assets	5,457.0	5,586.8	4,722.2	4,370.1	4,162.9
Total debt, excluding unamortized discounts and premium	2,208.6	2,386.3	1,739.3	1,652.8	1,651.7
Total LifePoint Hospitals, Inc. stockholders’ equity	2,154.6	2,210.1	2,050.5	1,945.2	1,887.5

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Other Financial Data:
Adjusted EBITDA(a)	$634.2	$537.0	$545.6	$536.2	$500.1
Capital expenditures	(207.1)	(185.2)	(221.4)	(219.9)	(168.7)
Cash provided by operating activities – continuing operations	412.3	354.1	382.9	401.2	375.7
Cash used in investing activities – continuing operations	(473.2)	(372.3)	(422.1)	(342.1)	(353.6)
Cash (used in) provided by financing activities – continuing operations	(385.5)	571.2	(1.3)	(140.6)	(0.3)

(a)	We define Adjusted EBITDA as earnings before depreciation and amortization; interest expense, net; impairment charges; debt transaction costs; gain on settlement of pre-acquisition contingent obligation; provision for income taxes; (income) loss from discontinued operations, net of income taxes and net income attributable to noncontrolling interests and redeemable noncontrolling interests. We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. Additionally, our credit facility uses Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered as a measure of financial performance in accordance with U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles Adjusted EBITDA as presented above to net income attributable to LifePoint Hospitals, Inc. for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Adjusted EBITDA	$634.2	$537.0	$545.6	$536.2	$500.1
Less:
Depreciation and amortization	250.5	228.2	193.1	165.8	148.5
Interest expense, net	123.0	97.0	100.0	107.1	108.1
Impairment charges	57.7	—	4.0	—	—
Debt transaction costs	—	5.9	4.4	—	2.4
Gain on settlement of pre-acquisition contingent obligation	—	(5.6)	—	—	—
Provision for income taxes	68.1	79.3	88.5	97.8	82.4
(Income) loss from discontinued operations, net of income taxes	—	(0.4)	—	(0.2)	0.1
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	8.8	4.4	3.7	2.8	3.1
Net income attributable to LifePoint Hospitals, Inc.	$126.1	$128.2	$151.9	$162.9	$155.5

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

Overview

We operate general acute care hospitals primarily in non-urban communities in the U.S. At December 31, 2014, on a consolidated basis, we operated 67 hospital campuses in 21 states, having a total of 8,254 licensed beds. Effective January 1, 2015, we sold Lakeland, Northwest and Russellville. Upon completion of this sale, we operated 64 hospital campuses in 21 states, having a total of 8,024 licensed beds. We generate revenues primarily through hospital services offered at our facilities. We generated $4,483.1 million, $3,678.3 million and $3,391.8 million, respectively, in revenues during the years ended December 31, 2014, 2013 and 2012. In 2014, we derived 44.2% of our revenues from the Medicare and Medicaid programs, collectively. Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services. As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit. The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors. This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

Competitive and Structural Environment

The environment in which our hospitals operate is extremely competitive. In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses. We believe this trend has occurred mainly as a result of recent challenging economic conditions because the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities. This causes the economies of our communities to be more sensitive to economic downturns and slower to rebound when the overall U.S. economy improves.

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

Regulatory Environment

Our business and our hospitals are highly regulated, and the penalties for noncompliance can be severe. We are required to comply with extensive, complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, and to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

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

Health Care Reform

The Affordable Care Act changed how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid program and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state-run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Furthermore, the U.S. Supreme Court is reviewing whether premium subsidies may be made available to individuals residing in the 37 states that have federally-run health insurance exchanges, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend all significant provisions of the Affordable Care Act. The results of the U.S. Supreme Court’s review and such legislative efforts may impact our business in the future.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would end sequestration but would also reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

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

On November 13, 2014, CMS published the PFS final rule for CY 2015. In the final rule, CMS stated that application of the SGR to the PFS would result in a 21.2% reduction in payment rates for physicians’ services beginning on April 1, 2015. We cannot predict whether Congress will pass legislation to avert the rate cut for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. During the year ended December 31, 2014, our self-pay revenues decreased primarily as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments. Additionally, certain of our hospitals participate in federal, state and local programs that provide for supplemental support and funding for the care of indigent patients and changes in these programs can impact our financial position and results of operations. For example, as a result of changes made to one such program in New Mexico, the Sole Community Provider Program (“New Mexico SCPP”), we recognized revenues of approximately $16.1 million, $16.3 million and $34.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. Any changes to the New Mexico SCPP, for whatever reason, could have a material adverse effect on our financial position or results of operations in the period the changes occur.

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

bps.  Basis points.

Continuing operations.  Continuing operations information includes the results of our hospital support center, our same-hospital operations and the results of our recent acquisitions completed in 2014 and 2013. Additionally, continuing operations information includes the results of River Parishes Hospital (“River Parishes”), which was sold effective November 1, 2014, and Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”), which were sold effective January 1, 2015.

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

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 53 hospitals operated during the years ended December, 31 2014 and 2013. Same-hospital information excludes the results of our recent acquisitions completed in 2014 and 2013, with the exception of Scott Memorial Hospital, which we acquired effective January 1, 2013 through our joint venture with Norton Healthcare, Inc. and which is included in our same-hospital information. Additionally, same-hospital information excludes our hospitals that have previously been disposed, in addition to Lakeland, Northwest and Russellville, which were sold effective January 1, 2015.

For the Three Months Ended December 31, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$1,483.7	117.5%	$1,159.9	121.8%
Provision for doubtful accounts	220.8	17.5	207.3	21.8
Revenues	1,262.9	100.0	952.6	100.0
Salaries and benefits	612.4	48.5	449.9	47.2
Supplies	199.0	15.8	147.7	15.5
Other operating expenses	299.9	23.7	233.9	24.6
Other income	(22.4)	(1.8)	(27.4)	(2.9)
Depreciation and amortization	59.7	4.8	59.1	6.2
Interest expense, net	29.2	2.3	26.5	2.8
Impairment charges	45.5	3.6	—	—
Debt transaction costs	—	—	1.2	0.1
	1,223.3	96.9	890.9	93.5
Income from continuing operations before income taxes	39.6	3.1	61.7	6.5
Provision for income taxes	12.9	1.0	23.8	2.5
Income from continuing operations	26.7	2.1	37.9	4.0
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(4.3)	(0.3)	(2.0)	(0.3)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$22.4	1.8%	$35.9	3.7%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
Continuing operations:
Revenues before provision for doubtful accounts	$1,483.7	$1,159.9	$323.8	27.9%
Provision for doubtful accounts	220.8	207.3	13.5	6.5
Revenues	$1,262.9	$952.6	$310.3	32.6
Same-hospital:
Revenues before provision for doubtful accounts	$1,124.3	$1,093.2	$31.1	2.8%
Provision for doubtful accounts	184.3	198.7	(14.4)	(7.3)
Revenues	$940.0	$894.5	$45.5	5.1

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2014 and 2013 (in millions):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$357.9	28.3%	$295.9	31.1%
Medicaid	168.1	13.3	131.9	13.8
HMOs, PPOs and other private insurers	731.5	58.0	505.9	53.1
Self-pay	197.5	15.6	207.8	21.8
Other	28.7	2.3	18.4	2.0
Revenues before provision for doubtful accounts	1,483.7	117.5	1,159.9	121.8
Provision for doubtful accounts	(220.8)	(17.5)	(207.3)	(21.8)
Revenues	$1,262.9	100.0%	$952.6	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Increase	% Increase
	2014	2013
Revenues per equivalent admission – continuing operations	$8,226	$8,082	$144	1.8
Revenues per equivalent admission – same-hospital	$8,087	$8,081	$6	0.1

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
Continuing operations:
Admissions	60,252	49,112	11,140	22.7
Equivalent admissions	153,538	117,864	35,674	30.3
Medicare case mix index	1.38	1.38	—	—
Average length of stay (days)	4.9	4.6	0.3	6.5
Inpatient surgeries	16,012	13,133	2,879	21.9
Outpatient surgeries	59,775	47,901	11,874	24.8
Total surgeries	75,787	61,034	14,753	24.2
Emergency room visits	378,643	294,697	83,946	28.5
Outpatient factor	2.55	2.40	0.15	6.3
Same-hospital:
Admissions	46,136	46,419	(283)	(0.6)
Equivalent admissions	116,230	110,696	5,534	5.0
Medicare case mix index	1.39	1.40	(0.01)	(0.7)
Average length of stay (days)	4.6	4.5	0.1	2.2
Inpatient surgeries	12,126	12,583	(457)	(3.6)
Outpatient surgeries	46,100	45,212	888	2.0
Total surgeries	58,226	57,795	431	0.7
Emergency room visits	298,905	275,562	23,343	8.5
Outpatient factor	2.52	2.38	0.14	5.7

For the three months ended December 31, 2014, our same-hospital revenues before provision for doubtful accounts increased $31.1 million, or 2.8%, to $1,124.3 million as compared to $1,093.2 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions as well as the favorable impact of healthcare reform. For the three months ended December 31, 2014, our same-hospital equivalent admissions increased 5.0% as compared to the same period last year, primarily as a result of an 8.5% increase in emergency room visits. Because the acuity for many of these additional emergency room visits was lower than the average acuity for the remaining equivalent admissions, the result was a lower revenue per equivalent admission. Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. At December 31, 2014, only eight of the states in which we operate are currently implementing expansions to their Medicaid programs.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three Months Ended December 31,				Decrease	% Decrease
	2014	% of Revenues	% of Revenues	2013
Continuing operations:
Related key indicators:
Charity care write-offs	$14.6	1.2%	$26.7	2.8%	$(12.1)	(45.5)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$197.5	15.6%	$207.8	21.8%	$(10.3)	(5.0)%
Net revenue days outstanding (at end of period)	56.4	N/A	59.1	N/A	(2.7)	(4.6)%
Same-hospital:
Related key indicators:
Charity care write-offs	$6.7	0.7%	$24.3	2.7%	$(17.6)	(72.4)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$159.4	17.0%	$198.9	22.2%	$(39.5)	(19.9)%
Net revenue days outstanding (at end of period)	57.2	N/A	59.2	N/A	(2.0)	(3.4)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the three months ended December 31, 2014, our provision for doubtful accounts increased by $13.5 million, or 6.5%, to $220.8 million on a continuing operations basis and decreased by $14.4 million, or 7.3%, to $184.3 million on a same-hospital basis as compared to the same period last year. Same-hospital self-pay revenues decreased by $39.5 million over the same period last year. The decrease in same-hospital self-pay revenues is primarily due to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. However, as patient financial responsibility has continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts has increased to reflect the difficulty in collecting these amounts. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Our net revenue days outstanding at December 31, 2014 improved to 56.4 days compared to 59.1 days at December 31, 2013 on a continuing operations basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2014 improved to 57.2 days compared to 59.2 days at December 31, 2013.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$612.4	48.5%	$449.9	47.2%	$162.5	36.1%
Man-hours per equivalent admission	109	N/A	109	N/A	—	—%
Salaries and benefits per equivalent admission	$4,036	N/A	$3,793	N/A	$243	6.4%

For the three months ended December 31, 2014, our salaries and benefits expense increased to $612.4 million, or 36.1%, as compared to $449.9 million for the same period last year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$199.0	15.8%	$147.7	15.5%	$51.3	34.8%
Supplies per equivalent admission	$1,295	N/A	$1,254	N/A	$41	3.3%

For the three months ended December 31, 2014, our supplies expense increased to $199.0 million, or 34.8%, as compared to $147.7 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2014 and 2013 (dollars in millions):

	Three Months Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Increase (Decrease)	% Increase (Decrease)
Professional fees	$45.0	3.6%	$40.2	4.2%	$4.8	11.7%
Utilities	22.9	1.8	17.7	1.8	5.2	30.2
Repairs and maintenance	35.1	2.8	25.6	2.7	9.5	36.9
Rents and leases	14.0	1.1	7.7	0.8	6.3	81.2
Insurance	13.6	1.1	11.3	1.2	2.3	19.8
Physician recruiting	4.9	0.4	6.0	0.6	(1.1)	(17.5)
Contract services	88.1	7.0	64.6	6.8	23.5	36.5
Non-income taxes	34.3	2.7	26.6	2.8	7.7	29.0
Other	42.0	3.2	34.2	3.7	7.8	23.0
	$299.9	23.7	$233.9	24.6	$66.0	28.3%

For the three months ended December 31, 2014, our other operating expenses increased to $299.9 million, or 28.3%, as compared to $233.9 million for the same period last year primarily as a result of our recent acquisitions. In addition to our recent acquisitions, our other operating expenses increased primarily as a result of an increase in contract services due to increased fees and expenses related to the completion of our shared centralized resource initiatives at the majority of our hospitals.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the three months ended December 31, 2014, we recognized $22.4 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $27.4 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended December 31, 2014, our depreciation and amortization expense increased by $0.6 million, or 1.0% to $59.7 million, or 4.8% of revenues, as compared to $59.1 million, or 6.2% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. These increases were partially offset by decreases resulting from the finalization of the purchase price allocations for certain of our recent acquisitions. Furthermore, many of our recent acquisitions’ depreciation and amortization expense as a percentage of revenue is lower than the Company’s historical rates. We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

For the three months ended December 31, 2014, our interest expense increased by $2.7 million, or 9.9% to $29.2 million as compared to $26.5 million for the same period last year. The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the three months ended December 31, 2014 as compared to the same period last year. On December 6, 2013, we issued in a private placement $700.0 million of 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from this issuance were partially used to repay $100.0 million of our senior secured incremental term loans (the “Incremental Term Loans”). Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering. The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”). Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with our entry into a definitive agreement to sell almost all of the assets of Lakeland, Northwest and Russellville, we recognized impairment charges in the aggregate of $45.5 million, $28.1 million net of income taxes, or $0.60 loss per diluted share, during the three months ended December 31, 2014. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $12.9 million, or 1.0% of revenues, for the three months ended December 31, 2014, as compared to $23.8 million, or 2.5% of revenues, for the same period last year. The effective tax rate decreased to 36.6% for the three months ended December 31, 2014, compared to 39.9% for the same period last year. Our effective tax rate was lower for the three months ended December 31, 2014 primarily due to the reversal of accrued interest as a result of the favorable resolution of a previously open tax matter following the conclusion of an IRS examination. Our effective tax rate was higher for the three months ended December 31, 2013 primarily as a result of the recognition of a $6.0 million valuation allowance against our deferred tax assets for Federal net operating losses generated by our Michigan physician practice operations for which we did not believe we would be able to offset against future operational income.

For the Years Ended December 31, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$5,300.9	118.2%	$4,428.7	120.4%
Provision for doubtful accounts	817.8	18.2	750.4	20.4
Revenues	4,483.1	100.0	3,678.3	100.0
Salaries and benefits	2,134.5	47.6	1,727.4	47.0
Supplies	699.0	15.6	577.1	15.7
Other operating expenses	1,087.3	24.3	900.9	24.4
Other income	(71.9)	(1.6)	(64.1)	(1.7)
Depreciation and amortization	250.5	5.6	228.2	6.2
Interest expense, net	123.0	2.7	97.0	2.6
Impairment charges	57.7	1.3	—	—
Debt transaction costs	—	—	5.9	0.2
Gain on settlement of pre-acquisition contingent obligation	—	—	(5.6)	(0.2)
	4,280.1	95.5	3,466.8	94.2
Income from continuing operations before income taxes	203.0	4.5	211.5	5.8
Provision for income taxes	68.1	1.5	79.3	2.2
Income from continuing operations	134.9	3.0	132.2	3.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(8.8)	(0.2)	(4.4)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$126.1	2.8%	$127.8	3.5%

Revenues

The following table presents the components of revenues from continuing operations and on a same-hospital basis for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
Continuing operations:
Revenues before provision for doubtful accounts	$5,300.9	$4,428.7	$872.2	19.7%
Provision for doubtful accounts	817.8	750.4	67.4	9.0
Revenues	$4,483.1	$3,678.3	$804.8	21.9
Same-hospital:
Revenues before provision for doubtful accounts	$4,414.2	$4,274.0	$140.2	3.3%
Provision for doubtful accounts	709.7	720.6	(10.9)	(1.5)
Revenues	$3,704.5	$3,553.4	$151.1	4.3

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2014 and 2013 (in millions):

	Years Ended December 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,361.4	30.4%	$1,199.5	32.6%
Medicaid	619.8	13.8	517.0	14.1
HMOs, PPOs and other private insurers	2,476.7	55.2	1,876.1	51.0
Self-pay	744.9	16.6	766.5	20.8
Other	98.1	2.2	69.6	1.9
Revenues before provision for doubtful accounts	5,300.9	118.2	4,428.7	120.4
Provision for doubtful accounts	(817.8)	(18.2)	(750.4)	(20.4)
Revenues	$4,483.1	100.0%	$3,678.3	100.0%

Our revenues per equivalent admission from continuing operations and on a same-hospital basis were as follows for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013	Increase	% Increase
Revenues per equivalent admission – continuing operations	$8,145	$7,852	$293	3.7
Revenues per equivalent admission – same-hospital	$8,053	$7,932	$121	1.5

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
Continuing operations:
Admissions	221,587	199,252	22,335	11.2
Equivalent admissions	550,422	468,441	81,981	17.5
Medicare case mix index	1.38	1.37	0.01	0.7
Average length of stay (days)	4.9	4.6	0.3	6.5
Inpatient surgeries	59,231	53,306	5,925	11.1
Outpatient surgeries	214,130	183,311	30,819	16.8
Total surgeries	273,361	236,617	36,744	15.5
Emergency room visits	1,363,459	1,171,537	191,922	16.4
Outpatient factor	2.48	2.35	0.13	5.7
Same-hospital:
Admissions	187,373	191,364	(3,991)	(2.1)
Equivalent admissions	460,001	447,983	12,018	2.7
Medicare case mix index	1.39	1.38	0.01	0.7
Average length of stay (days)	4.6	4.6	—	—
Inpatient surgeries	50,228	51,776	(1,548)	(3.0)
Outpatient surgeries	181,719	176,872	4,847	2.7
Total surgeries	231,947	228,648	3,299	1.4
Emergency room visits	1,153,363	1,116,797	36,566	3.3
Outpatient factor	2.46	2.34	0.12	4.9

For the year ended December 31, 2014, our same-hospital revenues before provision for doubtful accounts increased $140.2 million, or 3.3%, to $4,414.2 million as compared to $4,274.0 million for the prior year. This increase was primarily driven by increases in our same-hospital equivalent admissions, higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform. For the year ended December 31, 2014, our same-hospital equivalent admissions increased 2.7% as compared to the prior year, primarily as a result of a 1.4% increase in total surgeries and a 3.3% increase in emergency room visits. Additionally, we experienced a payor mix shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. At December 31, 2014, only eight of the states in which we operate are currently implementing expansions to their Medicaid programs.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts from continuing operations and on a same-hospital basis for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Decrease	% Decrease
Continuing operations:
Related key indicators:
Charity care write-offs	$80.9	1.8%	$132.1	3.6%	$(51.2)	(38.8)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$744.9	16.6%	$766.5	20.8%	$(21.6)	(2.8)%
Net revenue days outstanding (at end of period)	56.4	N/A	59.1	N/A	(2.7)	(4.6)%
Same-hospital:
Related key indicators:
Charity care write-offs	$60.4	1.6%	$129.0	3.6%	$(68.6)	(53.2)%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$630.0	17.0%	$736.8	20.7%	$(106.8)	(14.5)%
Net revenue days outstanding (at end of period)	57.2	N/A	59.2	N/A	(2.0)	(3.4)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the year ended December 31, 2014, our provision for doubtful accounts increased by $67.4 million, or 9.0%, to $817.8 million on a continuing operations basis and decreased by $10.9 million, or 1.5%, to $709.7 million on a same-hospital basis as compared to the prior year. Same-hospital self-pay revenues decreased by $106.8 million over the prior year. The decrease in same-hospital self-pay revenues is primarily due to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. However, as patient financial responsibility has continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts has increased to reflect the difficulty in collecting these amounts. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Our net revenue days outstanding at December 31, 2014 improved to 56.4 days compared to 59.1 days at December 31, 2013 on a continuing operations basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2014 improved to 57.2 days compared to 59.2 days at December 31, 2013.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$2,134.5	47.6%	$1,727.4	47.0%	$407.1	23.6%
Man-hours per equivalent admission	108	N/A	107	N/A	1	0.9%
Salaries and benefits per equivalent admission	$3,870	N/A	$3,683	N/A	$187	5.1%

For the year ended December 31, 2014, our salaries and benefits expense increased to $2,134.5 million, or 23.6%, as compared to $1,727.4 million for the prior year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$699.0	15.6%	$577.1	15.7%	$121.9	21.1%
Supplies per equivalent admission	$1,270	N/A	$1,232	N/A	$38	3.1%

For the year ended December 31, 2014, our supplies expense increased to $699.0 million, or 21.1%, as compared to $577.1 million for the prior year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,				Increase (Decrease)	% Increase (Decrease)
	2014	% of Revenues	2013	% of Revenues
Professional fees	$161.1	3.6%	$142.5	3.9%	$18.6	13.0%
Utilities	87.7	2.0	70.4	1.9	17.3	24.6
Repairs and maintenance	122.4	2.7	97.6	2.7	24.8	25.4
Rents and leases	45.4	1.0	36.5	1.0	8.9	24.3
Insurance	50.6	1.1	40.4	1.1	10.2	25.0
Physician recruiting	22.9	0.5	26.4	0.7	(3.5)	(13.3)
Contract services	319.7	7.1	256.4	7.0	63.3	24.7
Non-income taxes	124.2	2.8	102.0	2.8	22.2	21.8
Other	153.3	3.5	128.7	3.3	24.6	19.2
	$1,087.3	24.3	$900.9	24.4	$186.4	20.7%

For the year ended December 31, 2014, our other operating expenses increased to $1,087.3 million, or 20.7%, as compared to $900.9 million for the prior year primarily as a result of our recent acquisitions. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services and other expenses. Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the completion of our shared centralized resource initiatives at the majority of our hospitals. Our same-hospital other expenses increased as a result of additional transactional expenses related to our recent acquisitions, including legal and consulting fees.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2014, we recognized $71.9 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $64.1 million recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2014, our depreciation and amortization expense increased by $22.3 million, or 9.8% to $250.5 million, or 5.6% of revenues, as compared to $228.2 million, or 6.2% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions. However, many of our recent acquisitions’ depreciation and amortization expense as a percentage of revenue is lower than the Company’s historical rates.

Interest Expense

Our interest expense increased by $26.0 million, or 26.7%, to $123.0 million, for the year ended December 31, 2014, as compared to $97.0 million for the prior year. The increase in our interest expense is primarily attributable to an increase in our total debt outstanding during the year ended December 31, 2014 as compared to the prior year. On December 6, 2013, we issued in a private placement $700.0 million of our 5.5% Senior Notes. The net proceeds from this issuance were partially used to repay $100.0 million of our Incremental Term Loans. Subsequently, on May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes with terms substantially identical to those of the initial offering. The additional notes were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of our outstanding 3½% Notes. Including the impact of the premium, the additional 5.5% Senior Notes were issued at an effective rate of 4.9%. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with the sale of certain assets of River Parishes, effective November 1, 2014, and our entry into a definitive agreement to sell almost all of the assets of Lakeland, Northwest and Russellville, we recognized impairment charges in the aggregate of $57.7 million, $35.9 million net of income taxes, or $0.76 loss per diluted share, during the year ended December 31, 2014. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Debt Transaction Costs

In connection with certain debt transactions and modifications completed during the year ended December 31, 2013, we recognized debt transaction costs of $5.9 million.

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

Provision for Income Taxes

Our provision for income taxes was $68.1 million, or 1.5% of revenues, for the year ended December 31, 2014, as compared to $79.3 million, or 2.2% of revenues, for the prior year. The effective tax rate decreased to 35.1% for the year ended December 31, 2014, as compared to 38.3% for the prior year. Our effective tax rate was lower for the year ended December 31, 2014 as a result of the reversal of a $6.0 million valuation allowance that was established during 2013 against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

For the Years Ended December 31, 2013 and 2012

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues before provision for doubtful accounts	$4,428.7	120.4%	$4,016.2	118.4%
Provision for doubtful accounts	750.4	20.4	624.4	18.4
Revenues	3,678.3	100.0	3,391.8	100.0
Salaries and benefits	1,727.4	47.0	1,554.5	45.8
Supplies	577.1	15.7	524.6	15.5
Other operating expenses	900.9	24.4	799.1	23.5
Other income	(64.1)	(1.7)	(32.0)	(0.9)
Depreciation and amortization	228.2	6.2	193.1	5.7
Interest expense, net	97.0	2.6	100.0	3.0
Impairment charges	—	—	4.0	0.1
Debt transaction costs	5.9	0.2	4.4	0.1
Gain on settlement of pre-acquisition contingent obligation	(5.6)	(0.2)	—	—
	3,466.8	94.2	3,147.7	92.8
Income from continuing operations before income taxes	211.5	5.8	244.1	7.2
Provision for income taxes	79.3	2.2	88.5	2.6
Income from continuing operations	132.2	3.6	155.6	4.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(4.4)	(0.1)	(3.7)	(0.1)
Income from continuing operations attributable to LifePoint Hospitals, Inc.	$127.8	3.5%	$151.9	4.5%

Revenues

The following table presents the components of revenues for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013	2012	Increase	% Increase
Revenues before provision for doubtful accounts	$4,428.7	$4,016.2	$412.5	10.3%
Provision for doubtful accounts	750.4	624.4	126.0	20.2
Revenues	$3,678.3	$3,391.8	$286.5	8.4

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Medicare	$1,199.5	32.6%	$1,170.3	34.5%
Medicaid	517.0	14.1	494.6	14.6
HMOs, PPOs and other private insurers	1,876.1	51.0	1,645.5	48.5
Self-pay	766.5	20.8	653.9	19.3
Other	69.6	1.9	51.9	1.5
Revenues before provision for doubtful accounts	4,428.7	120.4	4,016.2	118.4
Provision for doubtful accounts	(750.4)	(20.4)	(624.4)	(18.4)
Revenues	$3,678.3	100.0%	$3,391.8	100.0%

Our revenues per equivalent admission were as follows for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Increase	% Increase
Revenues per equivalent admission	$7,852	$7,491	$361	4.8

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Admissions	199,252	199,814	(562)	(0.3)
Equivalent admissions	468,441	452,779	15,662	3.5
Medicare case mix index	1.37	1.31	0.06	4.6
Average length of stay (days)	4.6	4.4	0.2	4.5
Inpatient surgeries	53,306	53,696	(390)	(0.7)
Outpatient surgeries	183,311	171,246	12,065	7.0
Total surgeries	236,617	224,942	11,675	5.2
Emergency room visits	1,171,537	1,149,301	22,236	1.9
Outpatient factor	2.35	2.27	0.08	3.8

For the year ended December 31, 2013, our revenues before provision for doubtful accounts from continuing operations increased by $412.5 million, or 10.3%, to $4,428.7 million as compared to $4,016.2 million for the prior year. This increase was primarily attributable to our acquisitions completed in 2013 and 2012 in addition to growth in our same-hospital revenues before provision for doubtful accounts from self-pay payors, higher contracted rates from HMOs, PPOs and other private insurers and an improvement in our appeal success results relating to Medicare recovery contractor audits.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2013 and 2012 (dollars in millions):

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Related key indicators:
Charity care write-offs	$132.1	3.6%	$112.5	3.3%	$19.6	17.5%
Self-pay revenues, net of charity care write-offs and uninsured discounts	$766.5	20.8%	$653.9	19.3%	$112.6	17.2%
Net revenue days outstanding (at end of period)	59.1	N/A	54.7	N/A	4.4	8.0%

During the years ended December 31, 2013 and 2012, our provision for doubtful accounts related principally to amounts due from patients included in our self-pay population. For the year ended December 31, 2013, our provision for doubtful accounts increased by $126.0 million, or 20.2%, to $750.4 on a continuing operations basis as compared to the prior year. This increase was primarily the result of our acquisitions completed in 2013 and 2012 in addition to increases in self-pay revenues during the year ended December 31, 2013. Self-pay revenues increased by $112.6 million over the prior year and represented 20.8% of revenues as compared to 19.3% in the prior year. Self-pay revenues continued to increase for both our inpatient and outpatient services, which were primarily driven by higher self-pay volumes and pricing increases. Additionally, as a result of a decrease in our reimbursement under the New Mexico SCPP, we experienced an increase of approximately $17.7 million in our charity care write-offs during the year ended December 31, 2013, as compared to the prior year. Our increased provision for doubtful accounts was partially offset by an increase in both up-front cash collections and cash collections related to our insured receivables for the year ended December 31, 2013, as compared to the prior year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,727.4	47.0%	$1,554.5	45.8%	$172.9	11.1%
Man-hours per equivalent admission	107	N/A	103	N/A	4	3.9%
Salaries and benefits per equivalent admission	$3,683	N/A	$3,424	N/A	$259	7.6%

For the year ended December 31, 2013, our salaries and benefits expense increased to $1,727.4 million, or 11.1%, as compared to $1,554.5 million for the prior year primarily as a result of our acquisitions completed in 2013 and 2012 and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	Increase	% Increase
Supplies (dollars in millions)	$577.1	15.7%	$524.6	15.5%	$52.5	10.0%
Supplies per equivalent admission	$1,232	N/A	$1,158	N/A	$74	6.3%

For the year ended December 31, 2013, our supplies expense increased to $577.1 million, or 10.0%, as compared to $524.6 million for the prior year primarily a result of our acquisitions completed in 2013 and 2012.

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

For the year ended December 31, 2013, our other operating expenses increased to $900.9 million, or 12.7%, as compared to $799.1 million for the prior year primarily as a result of our acquisitions completed in 2013 and 2012. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital professional fees and contract services.

As a shortage of physicians continued to become more acute, we experienced increasing professional fees on both a continuing operations and same-hospital basis in areas such as emergency room physician coverage and hospitalists.

Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to our conversion of the clinical and patient accounting information system applications as well as the implementation of our shared centralized resource initiatives.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. For the year ended December 31, 2013, we recognized $64.1 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $32.0 million in Medicaid EHR incentive payments recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2013, our depreciation and amortization expense increased by $35.1 million, or 18.1% to $228.2 million, or 6.2% of revenues, as compared to $193.1 million, or 5.7% of revenues for the prior year. Our depreciation and amortization expense increased primarily as a result of our acquisitions completed in 2013 and 2012 as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act. Additionally, we have experienced increases in depreciation expense relating to capital improvement projects completed during 2013 and 2012.

Interest Expense

Our interest expense decreased by $3.0 million, or 3.1%, to $97.0 million, for the year ended December 31, 2013, as compared to $100.0 million for the prior year. Effective July 24, 2012, we replaced our prior credit agreement with the Senior Credit Agreement. Subsequently, on February 6, 2013, we amended our Senior Credit Agreement pursuant to which we issued the Incremental Term Loans, the proceeds from which were used to repurchase the 3¼% convertible senior subordinated debentures due August 15, 2025 (the “3¼% Debentures”). The decrease in our interest expense is primarily attributable to a decrease in the applicable effective interest on the Senior Credit Agreement for the year ended December 31, 2013 as compared to the applicable effective interest, including the amortization of debt discounts, on the prior credit agreement and the 3¼% Debentures. These decreases were partially offset by an increase in interest expense as a result of our issuance of the 5.5% Senior Notes on December 6, 2013. The net proceeds from this issuance were partially used to repay $100.0 million of the Incremental Term Loans. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

During the year ended December 31, 2012, we incurred a $4.0 million impairment charge from continuing operations. This impairment charge primarily related to the write-off of certain capitalized information system costs which we have determined are no longer a necessary component of our ongoing information technology strategy.

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

Provision for Income Taxes

Our provision for income taxes was $79.3 million, or 2.2% of revenues, for the year ended December 31, 2013, as compared to $88.5 million, or 2.6% of revenues, for the prior year. The effective tax rate increased to 38.3% for the year ended December 31, 2013, compared to 36.8% for the prior year as a result of a decrease in income from continuing operations for the year ended December 31, 2013 as compared to the prior year as well as several other factors. Our effective tax rate was higher for the year ended December 31, 2013 as a result of the recognition of a $6.0 million valuation allowance against our deferred tax assets for Federal net operating losses generated by our Michigan physician practice operations for which we did not believe we would be able to offset against future operational income. Additionally, our effective tax rate increased as a result of higher net state taxes due to the full year impact of Michigan operations and taxable income apportionment methodology in Michigan. These increases were partially offset by a decrease as a result of our utilization of certain other state net operating loss carry forwards.

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

The following table presents summarized cash flow information for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Net cash flows provided by continuing operations	$412.3	$354.1	$382.9
Less: Purchases of property and equipment	(207.1)	(185.2)	(221.4)
Free operating cash flow	205.2	168.9	161.5
Acquisitions, net of cash acquired	(265.6)	(188.1)	(199.7)
Proceeds from borrowings	412.0	1,053.0	555.0
Payments of borrowings	(585.4)	(453.7)	(469.3)
Repurchases of common stock	(222.3)	(39.1)	(95.5)
Payments of debt financing costs	(7.2)	(20.0)	(10.0)
Proceeds from exercise of stock options	23.9	39.2	21.8
Other	(7.0)	(7.3)	(5.0)
Net change in cash and cash equivalents	$(446.4)	$552.9	$(41.2)

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

Our cash flows provided by continuing operations for the year ended December 31, 2014 as compared to 2013 were positively impacted by higher net income, excluding the impact of certain non-cash charges, partially offset by an increase in our outstanding accounts receivable subsequent to our purchase at certain of our recently acquired facilities as a result of the time lag involved in obtaining provider numbers for the Medicare and Medicaid programs.

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

The following table reflects our capital expenditures for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	2014	2013	2012
Capital and routine projects	$161.4	$128.3	$120.8
Information systems	45.7	56.9	100.6
	207.1	185.2	221.4
Depreciation expense	247.6	222.9	187.1
Ratio of capital expenditures to depreciation expense	83.6%	83.1%	118.3%

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

Our total capital expenditures in 2014 were higher than in 2013 as a result of investments to modernize and expand the service-lines provided by our facilities. However, we spent less on information systems in 2014 as compared to 2013 as a result of our completion of a number of initiatives and our compliance with certain requirements of the HITECH Act. We expect the total level of spending for capital expenditures to be greater in 2015 as compared to 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during 2014 is as follows (in millions):

	December 31, 2013	Proceeds from Borrowings	Payments of Borrowings	Other(a)	Amortization of Debt Discounts and Premium	December 31, 2014
Senior Credit Agreement:
Term Facility	$433.1	$—	(11.2)	—	—	$421.9
Incremental Term Loans	222.6	—	—	—	—	222.6
6.625% Senior Notes	400.0	—	—	—	—	400.0
5.5% Senior Notes	700.0	400.0	—	—	—	1,100.0
3½% Notes	575.0	—	(574.2)	(0.8)	—	—
Unamortized debt discounts	(9.5)	—	—	—	8.5	(1.0)
Unamortized debt premium	—	12.0	—	—	(1.1)	10.9
Capital and financing leases	55.6	—	(1.9)	10.4	—	64.1
	$2,376.8	$412.0	$(587.3)	$9.6	$7.4	$2,218.5

(a)	Represents the $0.8 million difference between the original par value of the 3½% Notes and the cash settled conversion equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50, in addition to the assumption of capital lease obligations of approximately $10.4 million in connection with certain acquisitions completed during the year ended December 31, 2014.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014	December 31, 2013	Increase (Decrease)
Current portion of long-term debt	$19.2	$583.0	$(563.8)
Long-term debt	2,199.3	1,793.8	405.5
Unamortized discounts on debt instruments	1.0	9.5	(8.5)
Unamortized premium on debt instrument	(10.9)	—	(10.9)
Total debt, excluding unamortized discounts and premium	2,208.6	2,386.3	(177.7)
Total LifePoint Hospitals, Inc. stockholders’ equity	2,154.6	2,210.1	(55.5)
Total capitalization	$4,363.2	$4,596.4	$(233.2)
Total debt to total capitalization	50.6%	51.9%	(130) bps
Percentage of:
Fixed rate debt, excluding unamortized discount and premium	70.8%	72.5%
Variable rate debt, excluding unamortized discount	29.2	27.5
	100.0%	100.0%
Percentage of:
Senior debt, excluding unamortized discount and premium	100.0%	75.9%
Subordinated debt, excluding unamortized discount	—	24.1
	100.0%	100.0%

Liquidity and Capital Resources Outlook

Our total capital expenditures in 2014 were higher than in 2013 as a result of investments to modernize and expand the service-lines provided by our facilities. However, we spent less on information systems in 2014 as compared to 2013 as a result of our completion of a number of initiatives and our compliance with certain requirements of the HITECH Act. We expect the total level of spending for capital expenditures to be greater in 2015 as compared to 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions.

At December 31, 2014, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $66.1 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

The following table summarizes our significant contractual obligations as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash (in millions):

Contractual Obligations	Payment Due by Period
	Total	2015	2016 – 2017	2018 – 2019	After 2019
Long-term debt obligations(a)	$2,768.1	$120.3	$826.3	$174.0	$1,647.5
Capital expenditure obligations(b)	1,646.8	164.2	318.0	262.9	901.7
Capital and financing lease obligations(c)	101.5	8.3	15.5	14.8	62.9
Operating lease obligations(d)	125.7	26.4	35.8	32.8	30.7
Other long-term liabilities(e)	194.9	48.3	61.4	39.6	45.6
Purchase obligations(f)	1,053.2	276.2	379.2	208.0	189.8
Total	$5,890.2	$643.7	$1,636.2	$732.1	$2,878.2

(a)	Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude our unamortized debt discount and premium and related non-cash amortization. These obligations are explained further in Note 5 to our consolidated financial statements included elsewhere in this report. We used the 2.17% and 2.67% effective interest rates at December 31, 2014 for our $421.9 million outstanding senior secured term loan facility (the “Term Facility”) and $222.6 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments.
(b)	We are subject to annual capital expenditure commitments in connection with several of our facilities including our recent acquisitions. Additionally, we had projects under construction with an estimated additional cost to complete and equip of approximately $66.1 million as of December 31, 2014. However, because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.
(c)	Included in capital and financing lease obligations are the future cash payments, including interest, due under our capital and financing lease agreements. These obligations are explained further in Note 11 to our consolidated financial statements included elsewhere in this report.
(d)	This reflects our future minimum operating lease payments. We enter into operating leases in the normal course of business. Substantially all of our operating lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. These obligations are explained further in Note 11 to our consolidated financial statements included elsewhere in this report.
(e)	Included in other long-term liabilities are the current and long-term portions of our reserves for self-insurance claims of $44.3 million and $133.2 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments. Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims. Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plans sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.

(f)	The following table summarizes our significant purchase obligations as of December 31, 2014 and the future periods in which such obligations are expected to be settled in cash (in millions):

Purchase Obligations	Payment Due by Period
	Total	2015	2016 – 2017	2018 – 2019	After 2019
Shared centralized resource model agreements(g)	$486.1	$62.6	$124.7	$122.5	$176.3
IT services(h)	178.2	48.8	97.2	21.7	10.5
GEMS obligations(i)	136.4	34.1	68.2	34.1	—
Other purchase obligations(j)	252.5	130.7	89.1	29.7	3.0
Total	$1,053.2	$276.2	$379.2	$208.0	$189.8

(g)	We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from three to eight years.
(h)	We have various arrangements with third parties to provide information technology services, including, but not limited to, financial, clinical, patient accounting and other information services to us under contracts ranging from two to six years.
(i)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2018.
(j)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2014.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $22.4 million as of December 31, 2014, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

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

ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period.

As more fully discussed in Note 3 to our consolidated financial statements included elsewhere in this report, during the year ended December 31, 2014, we sold certain assets of River Parishes and discontinued its operation, in addition to entering into a definitive agreement to sell almost all of the assets of Lakeland, Northwest and Russellville. We have determined that none of the aforementioned divestitures qualify for discontinued operations treatment in accordance with the provisions of ASU 2014-8. However, we have provided the additional required disclosures.

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

Approximately 99.4%, 97.7% and 97.6% of our revenues during the years ended December 31, 2014, 2013 and 2012, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2014	2013	2012
Medicare	30.4%	32.6%	34.5%
Medicaid	13.8	14.1	14.6
HMO’s, PPO’s and other private insurers	55.2	51.0	48.5

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements increased our revenues by $2.5 million, $5.6 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2014 were changed by 1%, our after-tax income from continuing operations would change by approximately $30.1 million, or diluted earnings per share of $0.64. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts. Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2014 and 2013 was $709.5 million and $741.2 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, was $817.8 million, $750.4 million and $624.4 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories are as follows for the periods presented (in millions):

	December 31, 2014
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$966.2	82.5%	$240.9	26.2%	$1,207.1	57.8%
91 to 150 days	111.9	9.6	159.9	17.4	271.8	13.0
151 to 360 days	74.0	6.3	413.9	45.1	487.9	23.4
Over 361	18.7	1.6	103.5	11.3	122.2	5.8
	$1,170.8	100.0%	$918.2	100.0%	$2,089.0	100.0%

	December 31, 2013
	Insured Receivables		Uninsured Receivables		Combined
	Amount	Percent of Receivables	Amount	Percent of Receivables	Amount	Percent of Receivables
0 to 90 days	$500.6	83.6%	$249.8	27.1%	$750.4	49.3%
91 to 150 days	52.5	8.8	155.7	16.9	208.2	13.7
151 to 360 days	34.7	5.8	354.2	38.4	388.9	25.6
Over 361	10.9	1.8	163.2	17.6	174.1	11.4
	$598.7	100.0%	$922.9	100.0%	$1,521.6	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2014, our after-tax income from continuing operations would change by approximately $7.3 million, or diluted earnings per share of $0.15, and our net accounts receivable would change by $3.0 million at December 31, 2014. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2014 and 2013 was $1,636.1 million and $1,651.0 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2014, 2013 and 2012, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. Our self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2014 with a $5.0 million inner aggregate per claim. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

Additionally, as of December 31, 2014, our self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.50%, 1.55% and 1.80% at December 31, 2014, 2013 and 2012, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2014 and 2013 (in millions):

	December 31, 2014	December 31, 2013
Undiscounted	$186.2	$176.5
Discounted (as reported)	$177.5	$168.0

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013
Reserve at the beginning of the period	$168.0	$160.2
Increase for the provision of current year claims, including discontinued operations	55.1	51.3
Decrease for the provision of prior year claims, including discontinued operations	(5.2)	(12.9)
Payments related to current year claims	(3.5)	(4.3)
Payments related to prior year claims	(35.3)	(32.3)
Provision for the change in discount rate	0.3	1.4
Professional liability claims assumed as a result of acquisition	—	2.4
Noncash change in reserve for claims in excess of self-insured retention levels	(1.9)	2.2
Reserve at the end of the period	$177.5	$168.0

As of December 31, 2014 and 2013, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2014 reserve:
As reported	$177.5
With 70% Confidence Level	$187.4
With 80% Confidence Level	$198.0
With 90% Confidence Level	$227.0
December 31, 2013 reserve:
As reported	$168.0
With 70% Confidence Level	$181.3
With 80% Confidence Level	$191.6
With 90% Confidence Level	$219.9

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annually completed actuarial calculations decreased our self-insured claims expense by $5.1 million, $12.9 million and $9.1 million, which increased our net income by approximately $3.3 million, $7.9 million and $5.8 million, or $0.07, $0.17 and $0.12 per diluted share, during the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options, appreciation rights and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation —  Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value. Our stock-based compensation expense was $29.7 million, $25.4 million and $27.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility	29.0%	30.8%	36.0%
Risk-free interest rate, minimum	0.05	0.02	0.03
Risk-free interest rate, maximum	2.71	2.90	1.97
Expected dividends	—	—	—
Average expected term (years)	5.4	5.3	5.3
Fair value per share of stock options granted	$13.95	$11.98	$12.18

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2014 were 10% higher, our after-tax income from continuing operations would decrease by approximately $0.5 million, or $0.01 per diluted share.

Generally, the fair value of our other stock-based awards is determined based on the closing price of our common stock on the trading date immediately prior to the grant date. However, of the other stock-based awards granted during the year ended December 31, 2014, 236,000 were performance-based awards. In addition to requiring continuing service of the employee, the percentage of these awards that are earned at the end of the performance period is determined based on our three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry: Health Care Facilities with over $500.0 million in revenues or its equivalent. The number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved. For valuation purposes, the awards were bifurcated into their two independent sub-award components for the portion that would be settled in our common stock and for the portion that would be settled in cash and their respective fair values were estimated using the Monte-Carlo simulation valuation model. We recognize compensation expense for the portion of the award that would ultimately be settled in our common stock for the targeted units at its Monte-Carlo simulation value if the requisite service period is rendered, even if the market condition is never satisfied.We classify as a liability and recognize compensation expense for the portion of the award that would ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value that has been and will continue to be marked-to-market until settlement.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our consolidated balance sheets were $280.7 million and $330.1 million as of December 31, 2014 and 2013, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $66.4 million and $66.8 million as of December 31, 2014 and 2013, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $48.3 million as of December 31, 2014, excluding the impact of valuation allowances. Historically, we have produced federal taxable income, and as such, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the state valuation allowance of $66.0 million at December 31, 2014.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2014, we would incur approximately $5.8 million of additional tax payments for 2014 plus interest and penalties, if applicable.

Segment Reporting

We have three operating groups as of December 31, 2014. We realign these operating groups frequently based upon changing circumstances, including acquisition and divestiture activity. We consider these three operating groups as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting” (“ASC 280-10”), and ASC 350-10.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2014, we had outstanding debt, excluding a $1.0 million unamortized discount and a $10.9 million unamortized premium, of $2,208.6 million, 29.2%, or $644.5 million, of which was subject to variable rates of interest.

The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), the 5.5% Senior Notes and the 3½% Notes as of December 31, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Senior Credit Agreement:
Term Facility	$421.9	$433.1	$420.3	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.0	$224.2
6.625% Senior Notes	$400.0	$400.0	$422.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,130.3	$703.5
3½% Notes, excluding unamortized discount	$—	$575.0	$—	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of our common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. As more fully discussed in Note 5 to our consolidated financial statements included elsewhere in this report, effective May 12, 2014, we issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million. The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2014. As a result, the interest rate market risk implicit in these investments at December 31, 2014, if any, is low.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2015 annual meeting of stockholders.

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

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference to the information contained under the caption “Ownership of Equity Securities of the Company — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors — Director Nomination Process” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Item 11. Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Ownership of Equity Securities of the Company” and “Executive Compensation — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Information concerning our equity compensation plans is included in Part II, Item 5. of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance — Independence and Related Person Transactions” and “Corporate Governance — Board Meetings and Committees” included in our proxy statement relating to our 2015 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2015 annual meeting of stockholders.

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

(3)	Exhibits:

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fifth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 17, 2014, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.3	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.4	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.5	—	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
4.6	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).

Exhibit Number		Description of Exhibits
4.7	—	Registration Rights Agreement, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
4.8	—	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 13, 2014, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA — Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.6	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.7	—	Amendment No. 2 to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed June 6, 2014, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated November 24, 2014 (filed herewith).*
10.19	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.20	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).
10.21	—	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013, File No. 000-51251).
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.28	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement for the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.29	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-51251).*
10.30	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.31	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.32	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.33	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*
10.34	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (filed herewith).*
10.35	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*
10.36	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*
10.37	—	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**

Exhibit Number		Description of Exhibits
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith

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

The Company assessed its internal control system as of December 31, 2014 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, the Company has determined that, as of December 31, 2014, its system of internal control over financial reporting was effective.

The Company acquired eight hospitals during the year ended December 31, 2014. The Company excluded all eight of these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. For the year ended December 31, 2014, these hospitals contributed approximately $416.3 million, or 9.3%, of the Company’s total revenues and, as of December 31, 2014, accounted for approximately $471.6 million or 8.6%, of its total assets.

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
February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited LifePoint Hospitals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wilson Medical Center, Rutherford Regional Medical Center, Haywood Regional Medical Center, Harris Regional Hospital, Swain County Hospital, Conemaugh Memorial Medical Center, Meyersdale Medical Center and Miners Medical Center, which are included in the 2014 consolidated financial statements of LifePoint Hospitals, Inc. and constituted $471.6 million and $267.1 million of total and net assets, respectively, as of December 31, 2014 and $416.3 million and $3.3 million of revenues and net income attributable to LifePoint Hospitals, Inc., respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wilson Medical Center, Rutherford Regional Medical Center, Haywood Regional Medical Center, Harris Regional Hospital, Swain County Hospital, Conemaugh Memorial Medical Center, Meyersdale Medical Center and Miners Medical Center.

In our opinion, LifePoint Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of LifePoint Hospitals, Inc. and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Hospitals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 12, 2015

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(In millions, except per share amounts)

	2014	2013	2012
Revenues before provision for doubtful accounts	$5,300.9	$4,428.7	$4,016.2
Provision for doubtful accounts	817.8	750.4	624.4
Revenues	4,483.1	3,678.3	3,391.8
Salaries and benefits	2,134.5	1,727.4	1,554.5
Supplies	699.0	577.1	524.6
Other operating expenses	1,087.3	900.9	799.1
Other income	(71.9)	(64.1)	(32.0)
Depreciation and amortization	250.5	228.2	193.1
Interest expense, net	123.0	97.0	100.0
Impairment charges	57.7	—	4.0
Debt transaction costs	—	5.9	4.4
Gain on settlement of pre-acquisition contingent obligation	—	(5.6)	—
	4,280.1	3,466.8	3,147.7
Income from continuing operations before income taxes	203.0	211.5	244.1
Provision for income taxes	68.1	79.3	88.5
Income from continuing operations	134.9	132.2	155.6
Income from discontinued operations, net of income taxes	—	0.4	—
Net income	134.9	132.6	155.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(8.8)	(4.4)	(3.7)
Net income attributable to LifePoint Hospitals, Inc.	$126.1	$128.2	$151.9
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.81	$2.76	$3.22
Discontinued operations	—	0.01	—
Net income	$2.81	$2.77	$3.22
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.69	$2.68	$3.14
Discontinued operations	—	0.01	—
Net income	$2.69	$2.69	$3.14
Weighted average shares and dilutive securities outstanding:
Basic	44.9	46.3	47.2
Diluted	46.9	47.6	48.4
Amounts attributable to LifePoint Hospitals, Inc. stockholders:
Income from continuing operations, net of income taxes	$126.1	$127.8	$151.9
Income from discontinued operations, net of income taxes	—	0.4	—
Net income	$126.1	$128.2	$151.9

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income	$134.9	$132.6	$155.6
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on changes in funded status of pension benefit obligations, net of benefit (provision) for income taxes of $4.2 and ($1.9) for the years ended December 31, 2014 and 2013, respectively	(7.8)	3.2	0.2
Other comprehensive (loss) income	(7.8)	3.2	0.2
Comprehensive income	127.1	135.8	155.8
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(8.8)	(4.4)	(3.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$118.3	$131.4	$152.1

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
For the Years Ended December 31, 2014 and 2013
(In millions)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$191.5	$637.9
Accounts receivable, less allowances for doubtful accounts of $709.5 and $741.2 at December 31, 2014 and 2013, respectively	752.6	595.7
Inventories	115.2	102.0
Prepaid expenses	45.4	38.0
Income taxes receivable	33.0	—
Deferred tax assets	72.8	147.7
Other current assets	85.7	72.9
	1,296.2	1,594.2
Property and equipment:
Land	134.8	112.3
Buildings and improvements	2,155.9	2,019.6
Equipment	1,633.8	1,469.9
Construction in progress (estimated costs to complete and equip after December 31, 2014 is $66.1)	72.9	58.7
	3,997.4	3,660.5
Accumulated depreciation	(1,619.9)	(1,463.3)
	2,377.5	2,197.2
Deferred loan costs, net	31.7	31.1
Intangible assets, net	69.1	72.6
Other assets	46.4	40.7
Goodwill	1,636.1	1,651.0
Total assets	$5,457.0	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158.5	$135.9
Accrued salaries	202.4	139.6
Other current liabilities	203.2	197.2
Current maturities of long-term debt	19.2	583.0
	583.3	1,055.7
Long-term debt	2,199.3	1,793.8
Deferred income tax liabilities	187.5	233.1
Long-term portion of reserves for self-insurance claims	133.2	139.8
Other long-term liabilities	84.7	72.0
Total liabilities	3,188.0	3,294.4
Redeemable noncontrolling interests	87.1	59.8
Equity:
LifePoint Hospitals, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,245,310 and 65,548,140 shares issued at December 31, 2014 and 2013, respectively	0.7	0.7
Capital in excess of par value	1,496.2	1,470.7
Accumulated other comprehensive (loss) income	(4.4)	3.4
Retained earnings	1,473.1	1,347.0
Common stock in treasury, at cost, 21,672,250 and 18,404,586 shares at December 31, 2014 and 2013, respectively	(811.0)	(611.7)
Total LifePoint Hospitals, Inc. stockholders’ equity	2,154.6	2,210.1
Noncontrolling interests	27.3	22.5
Total equity	2,181.9	2,232.6
Total liabilities and equity	$5,457.0	$5,586.8

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$134.9	$132.6	$155.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.4)	—
Stock-based compensation	27.3	25.4	27.4
Depreciation and amortization	250.5	228.2	193.1
Amortization of physician minimum revenue guarantees	14.7	17.2	19.6
Amortization of debt discounts, premium and deferred loan costs	14.0	26.9	31.4
Impairment charges	57.7	—	4.0
Debt transaction costs	—	5.9	4.4
Gain on settlement of pre-acquisition contingent obligation	—	(5.6)	—
Deferred income taxes (benefit)	22.8	(20.4)	(24.2)
Reserve for self-insurance claims, net of payments	11.7	3.3	1.6
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(54.3)	(27.0)	(43.3)
Inventories, prepaid expenses and other current assets	(18.6)	(17.1)	(9.7)
Accounts payable, accrued salaries and other current liabilities	(14.4)	(16.3)	19.5
Income taxes payable/receivable	(35.5)	1.8	2.3
Other	1.5	(0.4)	1.2
Net cash provided by operating activities – continuing operations	412.3	354.1	382.9
Net cash used in operating activities – discontinued operations	—	(0.1)	(0.7)
Net cash provided by operating activities	412.3	354.0	382.2
Cash flows from investing activities:
Purchases of property and equipment	(207.1)	(185.2)	(221.4)
Acquisitions, net of cash acquired	(265.6)	(188.1)	(199.7)
Other	(0.5)	1.0	(1.0)
Net cash used in investing activities	(473.2)	(372.3)	(422.1)
Cash flows from financing activities:
Proceeds from borrowings	412.0	1,053.0	555.0
Payments of borrowings	(585.4)	(453.7)	(469.3)
Repurchases of common stock	(222.3)	(39.1)	(95.5)
Payments of debt financing costs	(7.2)	(20.0)	(10.0)
Proceeds from exercise of stock options	23.9	39.2	21.8
Other	(6.5)	(8.2)	(3.3)
Net cash (used in) provided by financing activities	(385.5)	571.2	(1.3)
Change in cash and cash equivalents	(446.4)	552.9	(41.2)
Cash and cash equivalents at beginning of period	637.9	85.0	126.2
Cash and cash equivalents at end of period	$191.5	$637.9	$85.0
Supplemental disclosure of cash flow information:
Interest payments	$112.8	$68.6	$70.0
Capitalized interest	$1.0	$1.4	$2.3
Income tax payments, net	$80.9	$98.2	$110.5

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	LifePoint Hospitals, Inc. Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 1, 2012	48.3	$0.6	$1,354.8	$—	$1,066.9	$(477.1)	$14.4	$1,959.6
Net income	—	—	—	—	151.9	—	3.7	155.6
Other comprehensive income	—	—	—	0.2	—	—	—	0.2
Exercise of stock options and tax benefits of stock-based awards	0.7	—	25.3	—	—	—	—	25.3
Stock activity in connection with employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
Stock-based compensation	0.5	—	27.4	—	—	—	—	27.4
Repurchases of common stock, at cost	(2.6)	—	—	—	—	(95.5)	—	(95.5)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(5.2)	—	—	—	8.3	3.1
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(3.8)	(3.8)
Balance at December 31, 2012	46.9	0.6	1,403.5	0.2	1,218.8	(572.6)	22.6	2,073.1
Net income	—	—	—	—	128.2	—	4.4	132.6
Other comprehensive income	—	—	—	3.2	—	—	—	3.2
Exercise of stock options and tax benefits of stock-based awards	1.1	0.1	42.2	—	—	—	—	42.3
Stock activity in connection with employee stock purchase plan	—	—	(0.4)	—	—	—	—	(0.4)
Stock-based compensation	—	—	25.4	—	—	—	—	25.4
Repurchases of common stock, at cost	(0.9)	—	—	—	—	(39.1)	—	(39.1)
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	—	—	—	—	1.0	1.0
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)	(5.5)
Balance at December 31, 2013	47.1	0.7	1,470.7	3.4	1,347.0	(611.7)	22.5	2,232.6
Net income	—	—	—	—	126.1	—	2.3	128.4
Other comprehensive loss	—	—	—	(7.8)	—	—	—	(7.8)
Exercise of stock options, tax benefits of stock-based awards and other	0.8	—	28.2	—	—	—	—	28.2
Stock activity in connection with employee stock purchase plan	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	27.3	—	—	—	—	27.3
Repurchases of common stock, at cost	(3.9)	—	—	—	—	(222.3)	—	(222.3)
Conversion of 3½% Notes	0.6	—	(22.1)	—	—	23.0	—	0.9
Noncash change in noncontrolling interests as a result of acquisition and other	—	—	(7.7)	—	—	—	4.4	(3.3)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Balance at December 31, 2014	44.6	$0.7	$1,496.2	$(4.4)	$1,473.1	$(811.0)	$27.3	$2,181.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” At December 31, 2014, on a consolidated basis, the Company operated 67 hospital campuses in 21 states. Effective January 1, 2015, the Company sold Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama. Upon completion of this sale, the Company operated 64 hospital campuses in 21 states, having a total of 8,024 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have previously been disposed prior to the adoption of Accounting Standards Update (“ASU”) No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”).

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

In connection with certain acquisitions, the Company has entered into agreements to provide management and administrative support for the operations of six hospitals. The Company has concluded that these hospitals qualify as variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810-10 “Consolidations” and, due to its economic interest in these hospitals combined with its agreements to provide management and administrative support, it is the primary beneficiary. Accordingly, the Company has consolidated the operations of these six hospitals.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-8. Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The Company adopted the provisions of ASU 2014-8 during the year ended December 31, 2014.

As more fully discussed in Note 3, during the year ended December 31, 2014, the Company sold certain assets of River Parishes Hospital (“River Parishes”), located in LaPlace, Louisiana. Additionally, effective January 1, 2015, and again as more fully discussed in Note 3, the Company sold almost all of the assets of Lakeland, Northwest and Russellville. The Company has determined that none of the aforementioned disposals qualify for discontinued operations treatment in accordance with the provisions of ASU 2014-8. However, the Company has provided the additional required disclosures.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $223.4 million, $182.1 million and $173.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the Company’s hospital support center overhead costs are depreciation and amortization expenses related primarily to the Company’s information systems platforms of $29.5 million, $27.0 million and $16.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, included in the Company’s hospital support center overhead costs are transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $12.4 million, $6.0 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 2 for a further discussion of the Company’s recent acquisition activity.

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
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) as of December 31, 2014 and December 31, 2013 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Senior Credit Agreement:
Term Facility	$421.9	$433.1	$420.3	$434.2
Incremental Term Loans, excluding unamortized discount	$222.6	$222.6	$222.0	$224.2
6.625% Senior Notes	$400.0	$400.0	$422.0	$425.0
5.5% Senior Notes, excluding unamortized premium	$1,100.0	$700.0	$1,130.3	$703.5
3½% Notes, excluding unamortized discount	$—	$575.0	$—	$622.4

The fair values of the Term Facility, the Incremental Term Loans, the 6.625% Senior Notes and the 5.5% Senior Notes were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”). The fair values of the 3½% Notes were estimated based on the quoted market prices determined using the closing share price of the Company’s common stock and categorized as Level 1 within the fair value hierarchy in accordance with ASC 820-10. As more fully discussed in Note 5, effective May 12, 2014, the Company issued $400.0 million of additional 5.5% Senior Notes at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million. The net proceeds from this additional issuance were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014.

Common Stock Warrant

As more fully discussed Note 2 and Note 8, as partial consideration in connection with the Company’s acquisition of Conemaugh Health System, the Company issued a warrant to the seller. The warrant, classified as a liability, is marked-to-market using an option pricing model which considers the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions. Since all significant inputs are market-based and observable, the warrant is categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10. At December 31, 2014, the fair value of the warrant was $9.2 million and is included in the Company’s consolidated balance sheets under the caption “Other long-term liabilities”.

Revenue Recognition and Accounts Receivable

Overview

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

On April 5, 2012, a settlement agreement (the “Rural Floor Settlement”) was signed between the Department of Health and Human Services (“HHS”), the Secretary of HHS, Centers for Medicare and Medicaid Services (“CMS”) and a large number of healthcare service providers, including the Company’s hospitals. The Rural Floor Settlement resolved all claims related to CMS’s calculation of the rural floor budget neutrality adjustment that was created by the Balanced Budget Act of 1997 from federal fiscal year 1998 through and including federal fiscal year 2011 for healthcare service providers that participated in certain court cases and group appeals. As a result of the Rural Floor Settlement, the Company recognized $33.0 million of additional Medicare revenue during the year ended December 31, 2012.

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,361.4	30.4%	$1,199.5	32.6%	$1,170.3	34.5%
Medicaid	619.8	13.8	517.0	14.1	494.6	14.6
HMOs, PPOs and other private insurers	2,476.7	55.2	1,876.1	51.0	1,645.5	48.5
Self-pay	744.9	16.6	766.5	20.8	653.9	19.3
Other	98.1	2.2	69.6	1.9	51.9	1.5
Revenues before provision for doubtful accounts	5,300.9	118.2	4,428.7	120.4	4,016.2	118.4
Provision for doubtful accounts	(817.8)	(18.2)	(750.4)	(20.4)	(624.4)	(18.4)
Revenues	$4,483.1	100.0%	$3,678.3	100.0%	$3,391.8	100.0%

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $2.5 million, $5.6 million and $7.0 million, increases to net income of approximately $1.6 million, $3.5 million and $4.4 million, and increases to diluted earnings per share of approximately $0.03, $0.07 and $0.09 for the years ended December 31, 2014, 2013 and 2012, respectively. The net cost report settlements due from the Company included as a current liability under the caption “Other current liabilities” in the accompanying consolidated balance sheets, were approximately $11.2 million and

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

$13.3 million at December 31, 2014 and 2013, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2014, 2013 and 2012, the Company estimates that its costs of care provided under its charity care programs approximated $21.2 million, $35.2 million and $30.9 million, respectively. The decrease in the Company’s estimated costs of charity care was primarily due to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of the Company’s patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which the Company operates. The Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Recognized as a Reduction to Revenues	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2014	$741.2	$817.8	$(849.5)	$709.5
Year ended December 31, 2013	$558.4	$750.4	$(567.6)	$741.2
Year ended December 31, 2012	$537.4	$624.4	$(603.4)	$558.4

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 48.5% and 55.4% as of December 31, 2014 and 2013, respectively. The decrease in the resulting ratio of the allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at December 31, 2014 as compared to December 31, 2013 is primarily the result of our recent acquisitions for which the Company recorded accounts receivable at its estimated fair value net of its estimate of an allowance for doubtful accounts, in addition to the write-off of aged and fully reserved accounts receivable during the year ended December 31, 2014. Additionally, as of December 31, 2014 and 2013, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 88.4% and 86.5%, respectively.

Concentration of Revenues

During the years ended December 31, 2014, 2013 and 2012, approximately 44.2%, 46.7% and 49.1%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2014, 2013 and 2012:

	Hospital Campuses in State as of December 31, 2014	Revenue Concentration by State
		2014		2013		2012
		Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Virginia	6	$624.4	13.9%	$469.2	12.8%	$413.6	12.2%
Kentucky	9	587.9	13.1	520.9	14.2	510.9	15.1
Michigan	3	460.8	10.3	345.4	9.4	103.9	3.1
Tennessee	10	404.5	9.0	394.9	10.7	375.3	11.1
North Carolina	7	372.6	8.3	129.6	3.5	137.6	4.1
New Mexico	2	266.5	5.9	256.5	7.0	299.6	8.8
West Virginia	2	246.9	5.5	245.9	6.7	266.2	7.8
Arizona	2	222.8	5.0	214.7	5.8	204.4	6.0

Any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs, in the above-mentioned states or in Pennsylvania, where the Company anticipates Conemaugh Health System will generate significant revenues, could have an adverse effect on the Company’s revenues or results of operations.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $71.9 million, $64.1 million and $32.0 million in EHR incentive payments, respectively, in accordance with the HITECH Act under the Medicare and Medicaid programs, collectively. These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $36.8 million and $25.4 million as of December 31, 2014 and 2013, respectively, and are included in the accompanying consolidated balance sheets under the caption “Other current assets”.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition as other income of the EHR incentive payments. As we complete our full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentive payments will decline and ultimately end.

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
December 31, 2014

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

Depreciation expense was $247.6 million, $222.9 million and $187.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to assets under capital and financing leases and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2014, the majority of the Company’s assets under capital and financing leases are primarily comprised of prepaid capital leases. The Company’s assets under capital and financing leases are set forth in the following table at December 31, 2014 and 2013 (in millions):

	2014	2013
Buildings and improvements	$287.2	$281.0
Equipment	45.8	37.7
	333.0	318.7
Accumulated amortization	(111.3)	(96.9)
	$221.7	$221.8

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

During the year ended December 31, 2014 and as more fully discussed in Note 3, the Company recognized pre-tax impairment charges totaling approximately $57.7 million in connection with its disposal of River Parishes, effective November 1, 2014, as well as its disposals of Lakeland, Northwest and Russellville, effective January 1, 2015. A portion of these charges related to the write-down of property and equipment to

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

their estimated fair values. Additionally, the Company incurred a $4.0 million pre-tax impairment charge during the year ended December 31, 2012 primarily related to the write-off of certain capitalized information system costs which the Company determined were no longer a necessary component of its ongoing information technology strategy.

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

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2014, 2013 and 2012, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. Income taxes are further described in Note 6.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2014 with a $5.0 million inner aggregate per claim. Additionally, the Company’s self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state. The Company’s self-insured retention levels are evaluated annually as a part of its insurance program’s renewal process.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $50.6 million, $44.3 million and $42.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.50%, 1.55% and 1.80% at December 31, 2014, 2013 and 2012, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

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
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2014 and 2013 (in millions):

	2014	2013
Current portion	$44.3	$28.2
Long-term portion	133.2	139.8
	$177.5	$168.0

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semi-annual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2014, 2013 and 2012, the Company’s related self-insured claims expense decreased by $5.1 million, $12.9 million and $9.1 million, which increased net income by approximately $3.3 million, $7.9 million and $5.8 million, or $0.07, $0.17 and $0.12 per diluted share, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserves for self-insured medical benefits were $28.0 million and $18.9 million at December 31, 2014 and 2013, respectively, and are included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

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

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2014 and 2013 (in millions):

Balance at January 1, 2013	$22.6
Net income attributable to noncontrolling interests	4.4
Acquisitions	1.0
Other	(5.5)
Balance at December 31, 2013	22.5
Net income attributable to noncontrolling interests	2.3
Acquisitions	8.3
Other	(5.8)
Balance at December 31, 2014	$27.3

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption of these interests features would require the delivery of

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2014 and 2013 (in millions):

Balance at January 1, 2013	$29.4
Acquisitions	29.9
Other	0.5
Balance at December 31, 2013	59.8
Net income attributable to redeemable noncontrolling interests	6.5
Acquisitions	19.6
Other	1.2
Balance at December 31, 2014	$87.1

Redemption features related to the Company’s redeemable noncontrolling interests, if exercised, would require the Company to deliver cash in the following amounts for the years indicated (in millions):

2015	$47.9
2016	39.2
$87.1

Segment Reporting

The Company has three operating groups as of December 31, 2014. The Company realigns these operating groups frequently based upon changing circumstances, including acquisition and divestiture activity. The Company considers these three operating groups as one operating segment, healthcare services, for segment reporting purposes and as one reporting unit for goodwill impairment testing in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”) and ASC 350-10.

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

Stock-Based Compensation

The Company issues stock-based awards to key employees and directors under various stockholder-approved stock-based compensation plans, as further described in Note 9. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 “Compensation — Stock

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value of each stock-based award.

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years. The Company recognizes compensation expense for these awards over their requisite service period. For the years ended December 31, 2014, 2013 and 2012, expense related to the Company’s deferred cash awards was approximately $7.6 million, $7.0 million and $5.6 million, respectively. As of December 31, 2014, there was $9.8 million of total estimated unrecognized compensation costs related to deferred cash awards arrangements. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Defined Contribution Plans

The Company maintains multiple defined contribution retirement plans that cover a majority of the Company’s employees with a discretionary matching policy based on the Company’s financial performance and definite contribution formulas for employees at certain facilities. The Company’s expense related to its defined contribution plans was $24.5 million, $11.1 million and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Benefit Pension Plans

In connection with its acquisition of Marquette General Health System (“Marquette General”), a 315 bed hospital system located in Marquette, Michigan effective September 1, 2012, through Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-owned controlled affiliate of Duke University Health Systems, Inc., the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement. The Company has established a separate defined benefit pension plan (the “Marquette Pension Plan”), to facilitate its administration of the assumed portion of the seller’s defined benefit pension plan. In addition, in connection with its acquisition of Bell Hospital (“Bell”), a 25 bed critical access hospital located in Ishpeming, Michigan, effective December 1, 2013, the Company assumed sponsorship of Bell’s defined benefit pension plan, which provides benefits to certain non-union employees (the “Bell Pension Plan” and, collectively with the Marquette Pension Plan, the “Pension Plans”).

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

Earnings Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes, when dilutive, and nonvested shares. In addition, the numerator of EPS, net income, is adjusted for interest expense related to the Company’s convertible notes, when dilutive, as more fully discussed in Note 5 and Note 12. The computation of the Company’s basic and diluted EPS is set forth in Note 12.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Accounting Standards Not Yet Adopted

ASU No. 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

Note 2. Acquisitions

2014 Acquisitions

Conemaugh Health System (“Conemaugh”)

Effective September 1, 2014, through Duke LifePoint Healthcare, the Company acquired Conemaugh for total consideration, including net working capital, of approximately $125.0 million, comprised of $115.0 million in cash and the issuance of a warrant with an estimated fair value of $10.0 million. The warrant provides the seller rights to purchase 290,514 shares of the Company’s common stock at an exercise price of $74.15 per share, exercisable ratably beginning one year from the date of issuance to three years after the date of issuance. The warrant expires ten years from the date of issuance. The warrant, classified as a liability and included under the caption “Other long-term liabilities” in the Company’s accompanying consolidated balance sheets, was valued using an option pricing model and will be marked-to-market until settlement.

Conemaugh is comprised of Conemaugh Memorial Medical Center, a 470 bed acute care hospital, 39 bed rehabilitation facility and 30 bed long-term care facility located in Johnstown, Pennsylvania, Meyersdale Medical Center, a 20 bed critical access hospital located in Meyersdale, Pennsylvania, and Miners Medical Center, a 30 bed acute care hospital located in Hastings, Pennsylvania. The Company has committed to invest in Conemaugh an additional $425.0 million in capital expenditures and improvements over the next ten years. The results of operations of Conemaugh are included in the Company’s results of operations beginning on September 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Conemaugh have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2015.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Acquisitions  – (continued)

Haywood Regional Medical Center (“Haywood”)

Effective August 1, 2014, through Duke LifePoint Healthcare, the Company acquired Haywood, a 169 bed acute care hospital located in Clyde, North Carolina for approximately $28.5 million, including net working capital. The Company has committed to invest in Haywood an additional $36.0 million in capital expenditures and improvements over the next eight years. The results of operations of Haywood are included in the Company’s results of operations beginning on August 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Haywood have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2015.

WestCare Health System (“WestCare”)

Effective August 1, 2014, through Duke LifePoint Healthcare, the Company acquired WestCare for approximately $19.0 million, including net working capital and the assumption of certain capital leases. WestCare is comprised of Harris Regional Hospital, an 86 bed acute care hospital located in Sylva, North Carolina, and Swain County Hospital, a 48 bed critical access hospital located in Bryson City, North Carolina. The Company has committed to invest in WestCare an additional $43.0 million in capital expenditures and improvements over the next eight years. The results of operations of WestCare are included in the Company’s results of operations beginning on August 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of WestCare have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2015.

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

Wilson Medical Center (“Wilson”)

Effective March 1, 2014, through Duke LifePoint Healthcare, the Company acquired an 80% interest in an entity that owns Wilson, a 294 bed hospital and 90 bed long-term care facility located in Wilson, North Carolina for approximately $59.8 million, including net working capital. The Company has committed to invest in Wilson an additional $120.0 million in capital expenditures and improvements over the next ten years. The results of operations of Wilson are included in the Company’s results of operations beginning on March 1, 2014. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Wilson have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the subsequent settlement for purchased working capital and final appraisals. The Company expects to finalize its analysis during 2015.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Acquisitions  – (continued)

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2. Acquisitions  – (continued)

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $16.1 million, $18.8 million and $19.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 3. Divestitures and Impairment Charges

Northwest Alabama Market

In November 2014, the Company entered into a definitive agreement to sell almost all of the assets of Lakeland, Northwest and Russellville. The sale closed effective January 1, 2015. Included in the Company’s consolidated results of operations are net operating losses before income taxes attributable to these three facilities in the aggregate of $0.3 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively, and net operating income before income taxes attributable to these three facilities in the aggregate of $0.7 million for the year ended December 31, 2012.

In connection with the Company’s entry into a definitive agreement to sell certain assets of Lakeland, Northwest and Russellville and discontinue the hospitals’ operations, the Company recognized impairment charges in the aggregate of $45.5 million, $28.1 million net of income taxes, or $0.60 loss per diluted share, during the year ended December 31, 2014. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

River Parishes

In September 2014, the Company entered into a definitive agreement to sell certain assets of River Parishes and discontinue its operation. The sale closed effective November 1, 2014. Included in the Company’s consolidated results of operations are net operating losses before income taxes attributable to River Parishes of $4.0 million, $4.5 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with the Company’s entry into a definitive agreement to sell certain assets of River Parishes and discontinue its operation, the Company recognized an impairment charge of $12.2 million, $7.8 million net of income taxes, or $0.16 loss per diluted share, during the year ended December 31, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 (in millions):

Balance at January 1, 2013	$1,611.8
Acquisitions	27.3
Adjustments related to prior year acquisitions	11.9
Balance at December 31, 2013	1,651.0
Acquisitions	10.2
Divestitures	(2.9)
Adjustments related to prior year acquisitions	(22.2)
Balance at December 31, 2014	$1,636.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Goodwill and Intangible Assets  – (continued)

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2014 and 2013 (in millions):

	2014	2013
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$62.3	$73.4
Accumulated amortization	(35.5)	(39.4)
Net total	26.8	34.0
Non-competition agreements and other
Gross carrying amount	23.6	24.5
Accumulated amortization	(15.9)	(14.1)
Net total	7.7	10.4
Total amortized intangible assets
Gross carrying amount	85.9	97.9
Accumulated amortization	(51.4)	(53.5)
Net total	34.5	44.4
Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	29.5	24.9
Licenses, provider numbers, accreditations and other	5.1	3.3
Net total	34.6	28.2
Total intangible assets:
Gross carrying amount	120.5	126.1
Accumulated amortization	(51.4)	(53.5)
Net total	$69.1	$72.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2014 and 2013, the Company’s liability for contract-based physician minimum revenue guarantees was $9.3 million and $11.5 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4. Goodwill and Intangible Assets  – (continued)

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

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2014, 2013 and 2012 was $17.6 million, $22.5 million and $25.6 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2015	$13.2
2016	9.4
2017	5.4
2018	2.8
2019	1.3
Thereafter	2.4
$34.5

Note 5. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2014 and 2013 (in millions):

	2014	2013
Senior Borrowings:
Term Facility	$421.9	$433.1
Incremental Term Loans	222.6	222.6
6.625% Senior Notes	400.0	400.0
5.5% Senior Notes	1,100.0	700.0
Unamortized discount on Incremental Term Loans	(1.0)	(1.4)
Unamortized premium on 5.5% Senior Notes	10.9	—
	2,154.4	1,754.3
Subordinated Borrowings:
3½% Notes	—	575.0
Unamortized discount on 3½% Notes	—	(8.1)
	—	566.9
Capital and financing leases	64.1	55.6
Total debt	$2,218.5	$2,376.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Long-Term Debt  – (continued)

Maturities of the Company’s long-term debt at December 31, 2014, excluding an unamortized debt discount and premium and financing obligations that do not require eventual settlement in cash, are as follows for the years indicated (in millions):

2015	$19.2
2016	25.0
2017	606.9
2018	1.9
2019	2.1
Thereafter	1,526.6
$2,181.7

Senior Credit Agreement

Terms

The Senior Credit Agreement, which was issued effective July 24, 2012 and matures on July 24, 2017, provides for the Term Facility, the Incremental Term Loans and a $350.0 million Revolving Facility. The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity. Additionally, the Term Facility and Incremental Term Loans are subject to mandatory prepayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement. The Senior Credit Agreement is guaranteed on a senior basis by the Company’s subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively. Issued letters of credit and outstanding swingline loans reduce the amounts available for borrowing under the Revolving Facility. As of December 31, 2014, the Company had $22.4 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims. Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $327.6 million as of December 31, 2014.

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

As of December 31, 2014, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 2.17% and 2.67%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.17% for both the Term Facility and the Incremental Term Loans as of December 31, 2014.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Long-Term Debt  – (continued)

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Date Range	Maximum Total Leverage Ratio
July 1, 2014 to June 30, 2015	4.75:1.00
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

The Company was in compliance with this covenant as of December 31, 2014.

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

The Company may redeem its 6.625% Senior Notes, in whole or in part, at any time prior to October 1, 2015 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may redeem its 6.625% Senior Notes, in whole or in part, at any time on or after October 1, 2015, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Long-Term Debt  – (continued)

5.5% Senior Notes

Effective December 6, 2013 and again on May 12, 2014, the Company issued in two separate private placements $700.0 million and $400.0 million, respectively, of the 5.5% Senior Notes with The Bank of New York Mellon Trust Company, N.A., as trustee. The $400.0 million of additional 5.5% Senior Notes issued on May 12, 2014 were issued at a premium of $12.0 million for total net proceeds from the issuance of $412.0 million which were used to fund, in part, the cash-settled portion of the maturity or conversion of the 3½% Notes on or before May 15, 2014. Collectively, the 5.5% Senior Notes mature on December 1, 2021 and bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1. The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of the Company’s existing and future domestic subsidiaries.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Long-Term Debt  – (continued)

Debt Transaction Costs

During the year ended December 31, 2014, the Company capitalized $7.2 million of deferred loan costs in connection with the issuance of the $400.0 million of additional 5.5% Senior Notes. In connection with various debt transactions effected during the year ended December 31, 2013, including the Company’s issuance of the 5.5% Senior Notes and its partial repayment of the Incremental Term Loans effective December 6, 2013, its amendments of the Senior Credit Agreement and the 6.625% Senior Notes pursuant to which it modified certain restrictive covenants regarding subsidiary guarantees effective August 23, 2013 and the issuance of the Incremental Term Loans effective February 6, 2013, the Company capitalized $19.3 million of deferred loan costs and incurred debt transaction costs totaling approximately $5.9 million. The debt transaction costs include the write-offs of previously capitalized deferred loan costs and new non-capital costs related to these transactions.

Unamortized Discounts on Convertible Debt

In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company separately accounted for the liability and equity components of its convertible debt instruments in a manner that reflected the Company’s nonconvertible debt borrowing rates for its 3½% Notes and its 3¼% Debentures at their fair values at their date of issuance. The resulting discounts were amortized as a component of interest expense over the expected lives of similar liabilities that do not have associated equity components, which for the Company’s 3½% Notes and its 3¼% Debentures was its maturity date. The Company amortized the discount for its 3½% Notes through May 2014 at which point they matured. Additionally, the Company amortized the discount for its 3¼% Debentures through February 2013 at which point they were all repurchased with the proceeds from the issuance of the Incremental Term Loans.

The following table provides information regarding the principal balance, unamortized discount and net carrying balance of the Company’s convertible debt instrument as of December 31, 2013 (in millions):

3½% Notes:
Principal balance	$575.0
Unamortized discount	(8.1)
Net carrying balance	566.9

For the years ended December 31, 2014, 2013 and 2012, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2014	2013	2012
3½% Notes:
Contractual cash interest expense	$7.5	$20.1	$20.1
Non-cash interest expense (discount amortization)	8.1	20.5	19.1
Total interest expense	$15.6	$40.6	$39.2
3¼% Debentures:
Contractual cash interest expense	$—	$0.9	$7.3
Non-cash interest expense (discount amortization)	—	0.9	6.9
Total interest expense	$—	$1.8	$14.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5. Long-Term Debt  – (continued)

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective annual interest rates for the period the 3½% Notes were outstanding during the years ended December 31, 2014, 2013 and 2012 were 7.28%, 7.06% and 6.82%, respectively, and the effective annual interest rates for the period the 3¼% Debentures were outstanding during the years ended December 31, 2013 and 2012 were 6.50% and 6.31%, respectively.

Note 6. Income Taxes

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following (in millions):

	2014	2013	2012
Current:
Federal	$47.2	$94.0	$101.2
State	1.4	9.2	13.9
	48.6	103.2	115.1
Deferred:
Federal	26.7	(24.5)	(20.7)
State	(4.8)	(5.0)	(7.0)
	21.9	(29.5)	(27.7)
Change in valuation allowance	(2.4)	5.6	1.1
Total	$68.1	$79.3	$88.5

The decrease in the valuation allowance during the year ended December 31, 2014 was primarily a result of the reversal of a valuation allowance established during the year ended December 31, 2013 against the Company’s deferred tax assets for federal net operating losses generated by the Company’s physician practice operations in the state of Michigan, which were previously thought to be unrecoverable. The impact of the reversal during the year ended December 31, 2014 resulted in an increase to net income of $6.0 million, or $0.13 per diluted share. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $953.0 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2034.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income from continuing operations before income taxes and including net income from non-controlling interests for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	1.0	2.1	1.8
Valuation allowances	(1.3)	2.9	0.6
Income tax liability reversals	(0.3)	(0.3)	(0.1)
Other items, net	0.7	(1.4)	(0.5)
Effective income tax rate	35.1%	38.3%	36.8%

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6. Income Taxes  – (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2014 and 2013 (in millions):

	2014	2013
Deferred income tax liabilities:
Depreciation and amortization	$(325.8)	$(341.9)
Amortization of convertible debt discounts	—	(3.0)
Prepaid expenses	(2.7)	(1.5)
Other	(0.5)	(2.3)
Total deferred income tax liabilities	(329.0)	(348.7)
Deferred income tax assets:
Provision for doubtful accounts	52.9	119.5
Employee compensation	89.9	69.9
Professional liability claims	53.9	46.4
Net operating losses and other	84.0	94.3
Total deferred income tax assets	280.7	330.1
Valuation allowance	(66.4)	(66.8)
Net deferred income tax assets	214.3	263.3
Net deferred income tax liabilities	$(114.7)	$(85.4)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Current	$72.8	$147.7
Long-term	(187.5)	(233.1)
Total	$(114.7)	$(85.4)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Balance at beginning of year	$15.0	$14.8
Additions for tax positions of prior years	2.4	2.3
Reductions for tax positions of prior years	(15.2)	(1.8)
Reductions for settlements with taxing authorities	(0.8)	—
Reductions for lapse of statutes of limitations	(0.3)	(0.3)
Balance at end of year	$1.1	$15.0

The components of the long-term income tax liability at December 31, 2014 and 2013 are as follows (in millions):

	2014	2013
Unrecognized tax benefits	$1.1	$15.0
Accrued interest and penalties	0.6	1.6
	$1.7	$16.6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6. Income Taxes  – (continued)

Of the $1.1 million of unrecognized tax benefits at December 31, 2014, $0.9 million, if recognized, would affect the Company’s effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2014 are tax positions of $0.2 million for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company includes interest and penalties as a component of its income tax expense. During the year ended December 31, 2014, the Company recorded a net $0.6 million reduction of interest expense related to unrecognized tax benefits in income tax expense, which is comprised of an interest benefit of $1.0 million from the expiration of federal and state statutes of limitation, settlements with taxing authorities and interest expense of $0.4 million on unrecognized tax benefits from prior years.

The Company’s U.S. Federal income tax returns for tax years 2011 and beyond remain subject to examination by the Internal Revenue Service. The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state. Generally, the Company’s various state income tax returns for tax years 2008 and beyond remain subject to examination by various state taxing authorities. As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $0.9 million.

Note 7. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2014 and 2013 (in millions):

	2014	2013
Current portion of reserves for self-insurance claims	$44.3	$28.2
EHR deferred income	—	25.6
Self-insured medical benefits liability	28.0	18.9
Estimated third party cost report settlements	11.2	13.3
Accrued interest	12.1	12.2
Physician minimum revenue guarantee liability	9.3	11.5
Other	98.3	87.5
	$203.2	$197.2

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8. Stockholders’ Equity  – (continued)

Preferred Stock Purchase Rights

Pursuant to the Company’s stockholders’ rights plan, which was amended and restated on February 25, 2009, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $125 per one one-thousandth of a share, subject to adjustment. As of December 31, 2014, and 2013 there was no Series A Preferred Stock outstanding.

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

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in the first quarter of 2014 (the “2014 Repurchase Plan”). The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through October 1, 2015, although it is not obligated to repurchase any specific number of shares. The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

In connection with the 2014 Repurchase Plan, the Company has entered into a trading plan in accordance with SEC Rule 10b5-1 of the Exchange Act to facilitate repurchases of its common stock during its current black out period (the “10b5-1 Trading Plan”). The 10b5-1 Trading Plan became effective on December 17, 2014 and will expire on February 18, 2015.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8. Stockholders’ Equity  – (continued)

The following tables summarize the Company’s share repurchases in accordance with stock repurchase plans for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Amount	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Amount	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Amount	Total Number of Shares Repurchased	Weighted Average Price Paid per Share
2011 repurchase plan	$164.7	3.1	$54.33	$30.7	0.7	$45.75	$89.5	2.5	$36.28
2014 repurchase plan	50.0	0.7	$68.03	—	—	N/A	—	—	N/A
Total	$214.7	3.8		$30.7	0.7		$89.5	2.5

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million, 0.2 million and 0.1 million shares vested under these plans during the years ended December 31, 2014, 2013 and 2012 for an aggregate price of approximately $7.6 million, $8.4 million and $6.0 million, respectively. The Company has designated these shares as treasury stock.

Common Stock Warrant

Effective September 1, 2014, as partial consideration in connection with the Company’s acquisition of Conemaugh, the Company issued a warrant to Conemaugh Health System Inc. with rights to purchase 290,514 shares of the Company’s common stock at an exercise price of $74.15 per share. The warrant is exercisable ratably beginning one year from the date of issuance to three years after the date of issuance and expires ten years from the date of issuance. The warrant, classified as a liability and included under the caption “Other long-term liabilities” in the Company’s accompanying consolidated balance sheets, was valued using an option pricing model and will be marked-to-market until settlement.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligations resulted in a pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, for the year ended December 31, 2014 and pretax comprehensive gains of $5.1 million and $0.2 million, or $3.2 million and $0.2 million net of taxes, for the years ended December 31, 2013 and 2012, respectively. The Company’s defined benefit pension plans are further discussed in Note 10.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options, appreciation rights and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s various stockholder-approved stock-based compensation plans. The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10 and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

Stockholder Approved Stock-Based Compensation Plans

Effective June 4, 2013, upon the approval of the Company’s stockholders, the Company replaced the Amended and Restated 1998 Long-Term Incentive Plan (the “1998 LTIP”) and Amended and Restated Outside Directors Stock and Incentive Compensation Plan (the “ODSICP”) with the 2013 Long-Term Incentive Plan (the “2013 LTIP”), a combined plan covering all of the Company’s employees and non-employee directors. The 2013 LTIP provides for the grant of 3.6 million shares at a rate of 1.00 share for each stock option or appreciation rights award granted and 2.09 shares for each full-value award granted. No shares remain available for grant under the 1998 LTIP or the ODSICP.

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

The Company is authorized to issue to its officers and employees shares of the Company’s common stock in the form of restricted stock in accordance with the Amended and Restated Management Stock Purchase Plan (“MSPP”). The MSPP provides the Company’s officers and employees an opportunity to purchase shares of the Company’s common stock at a 25% discount through payroll deductions over six-month intervals. During 2012, the Company’s Board of Directors suspended the right to acquire shares in accordance with the MSPP after July 1, 2012, until further notice. Accordingly, there were no shares of restricted stock granted in accordance with the MSPP during the years ended December 31, 2014 and 2013. The Company granted 51,690 shares of restricted stock to certain of its officers and employees in accordance with the MSPP during the year ended December 31, 2012. The restricted stock awards granted during the year ended December 31, 2012 cliff-vest three years from the grant date.

Stock Options

The Company granted options to purchase 716,150 and 67,000 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the years ended December 31, 2014 and 2013, respectively. Additionally, the Company granted options to purchase 735,200 and 789,800 shares of the Company’s common stock to certain officers and employees in accordance with the 1998 LTIP during the years ended December 31, 2013 and 2012, respectively. Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP and the 1998 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The options granted during the years ended December 31, 2014, 2013 and 2012 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years. The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected volatility	29.0%	30.8%	36.0%
Risk-free interest rate, minimum	0.05	0.02	0.03
Risk-free interest rate, maximum	2.71	2.90	1.97
Expected dividends	—	—	—
Average expected term (years)	5.4	5.3	5.3
Fair value per share of stock options granted	$13.95	$11.98	$12.18

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2014 is as follows:

Stock Options	Number Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Total Fair Value	Aggregate Intrinsic Value(a)	Weighted Average Remaining Contractual Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2013	3,099,272	$36.30	$11.40	$35.3	$51.3	6.87
Exercisable at December 31, 2013	1,713,341	$31.97	$10.92	$18.7	$35.8	5.50
Unvested at December 31, 2013	1,385,931	$41.66	$12.00	$16.6	$15.5	8.55
Granted	716,150	$52.87	$13.95	$10.0	N/A	N/A
Exercised	(641,653)	$37.04	$12.55	$(8.0)	$14.8	N/A
Expired (post-vest cancellation)	(959)	$15.23	$5.76	$—	N/A	N/A
Vested	697,930	$40.19	$11.96	$8.3	N/A	N/A
Outstanding at December 31, 2014	3,172,810	$39.90	$11.74	$37.3	$101.6	6.80
Exercisable at December 31, 2014	1,768,659	$33.40	$10.74	$19.0	$68.1	5.44
Unvested at December 31, 2014	1,404,151	$48.09	$13.01	$18.3	$33.4	8.52

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $14.8 million, $13.6 million and $8.3 million, respectively. The Company received $23.9 million, $39.2 million and $21.8 million in cash from stock option exercises for the years ended December 31, 2014, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1.2 million, $0.1 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

As of December 31, 2014, there was $10.1 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

Other Stock-Based Awards

The Company granted 369,871 and 56,162 shares of other stock-based awards to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the years ended December 31, 2014 and 2013, respectively. Additionally, the Company granted 410,000 and 469,321 shares of other stock-based awards to certain officers, employees and non-employee directors in accordance with the 1998 LTIP and the ODSICP during the years ended December 31, 2013 and 2012, respectively. Excluding the fair value of the performance-based awards granted during the year ended December 31, 2014, the fair value of these other stock-based awards was determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. The other stock-based awards granted during the years ended December 31, 2014, 2013 and 2012 have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the other stock-based awards granted during the year ended December 31, 2014, 236,000 were performance-based awards. In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry: Health Care Facilities with over $500.0 million in revenues or its equivalent. The number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved. For valuation purposes, the awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash and their respective fair values were estimated using the Monte-Carlo simulation valuation model. The Company recognizes compensation expense for the portion of the award that would ultimately be settled in the Company’s common stock for the targeted units at its Monte-Carlo simulation value if the requisite service period is rendered, even if the market condition is never satisfied. The Company classifies as a liability and recognizes compensation expense for the portion of the award that would ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value that has been and will continue to be marked-to-market until settlement. The liability related to the cash-settled portion of the award was $2.4 million at December 31, 2014.

Additionally, of the other stock-based awards granted during the years ended December 31, 2013 and 2012, 322,000 and 320,000 were performance-based, respectively. In addition to requiring continuing service of an employee, the vesting of these performance-based awards is contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. If these goals are achieved, the performance-based awards will cliff-vest three years after the grant date. The performance criteria for the performance-based awards granted during the year ended December 31, 2013 have not been met and are still subject to continuing service requirements and the three year cliff-vesting provisions. The performance criteria for the performance-based awards granted during the year ended December 31, 2012 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions. For purposes of estimating compensation expense for the performance-based awards granted during the year ended December 31, 2013, the Company has assumed that the performance

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

goals will be achieved. If the performance goals are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

A summary of other stock-based award activity during the year ended December 31, 2014 is as follows:

Other Stock-Based Awards	Number Shares	Weighted Aggregate Fair Value(a)	Total Fair Value(a)	Average Intrinsic Value
			(In millions)	(In millions)
Outstanding at December 31, 2013	1,189,764	$37.79	$45.0	$62.9
Granted	369,871	$66.91	$24.8	N/A
Vested	(444,023)	$33.44	$(14.8)	$24.0
Forfeited (pre-vest cancellation)	(7,592)	$15.81	$(0.1)	N/A
Outstanding at December 31, 2014	1,108,020	$49.55	$54.9	$79.7
Unvested at December 31, 2014	1,026,393	$49.68	$51.0	$73.8

(a)	Excludes the impact of changes in the fair value of performance-based awards that will be settled in cash and that have been classified as a liability.

As of December 31, 2014, there was $23.2 million of total estimated unrecognized compensation cost related to other stock-based awards granted in accordance with the 2013 LTIP, the 1998 LTIP and the MSPP. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012:

		Stock Options Outstanding		Other Stock-Based Awards Outstanding		Deferred Stock Units Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares
January 1, 2012	2,836,654	3,719,265	$31.97	1,523,534	$27.46	11,079
Increase in shares available for grant	555,000	—	—	—	—	—
Stock options granted	(789,800)	789,800	39.97	—	—	—
Other stock-based awards granted	(521,011)	—	—	521,011	36.87	—
Stock options exercised	—	(745,474)	29.34	—	—	—
Other stock-based awards vested	—	—	—	(551,511)	22.36	—
Stock options cancelled	96,546	(96,546)	35.07	—	—	—
Other stock-based awards cancelled	26,873	—	—	(26,873)	27.62	—
December 31, 2012	2,204,262	3,667,045	34.12	1,466,161	32.72	11,079
Stock options granted under the 1998 LTIP	(735,200)	735,200	44.34	—	—	—
Other stock-based awards granted under the 1998 LTIP	(410,000)	—	—	410,000	44.34	—
Stock options cancelled prior to the replacement of the 1998 LTIP with the 2013 LTIP	78,370	(78,370)	38.27	—	—	—
Other stock-based awards cancelled prior to the replacement of the 1998 LTIP with the 2013 LTIP	55,685	—	—	(55,685)	38.25	—
Cancellation of shares previously available for grant under the 1998 LTIP and ODSICP	(1,188,734)	—	—	—	—	—
Shares made available for grant under the 2013 LTIP	3,600,000	—	—	—	—	—
Stock options granted under the 2013 LTIP	(67,000)	67,000	45.96	—	—	—
Other stock-based awards granted under the 2013 LTIP(a)	(117,379)	—	—	56,162	47.59	—
Stock options cancelled that were originally issued under the 1998 LTIP	—	(146,565)	41.50	—	—	—
Other stock-based awards cancelled that were originally issued under the 1998 LTIP	—	—	—	(66,839)	42.30	—
Other stock-based awards cancelled under the MSPP	16,186	—	—	(16,186)	10.60	—
Stock options exercised	—	(1,145,038)	34.25	—	—	—
Other stock-based awards vested	—	—	—	(603,849)	31.31	—
December 31, 2013	3,436,190	3,099,272	36.30	1,189,764	37.79	11,079
Stock options granted	(716,150)	716,150	52.87	—	—	—
Other stock-based awards granted(a)	(773,030)	—	—	369,871	66.91	—
Deferred stock units vested	—	—	—	—	—	(798)
Stock options cancelled that were originally issued under the 1998 LTIP	—	(959)	15.23	—	—	—
Other stock-based awards cancelled that were originally issued under the 1998 LTIP	—	—	—	(1,335)	38.95	—
Other stock-based awards cancelled under the MSPP	6,257	—	—	(6,257)	10.87	—
Stock options exercised	—	(641,653)	37.04	—	—	—
Other stock-based awards vested	—	—	—	(444,023)	33.44	—
December 31, 2014	1,953,267 (b)	3,172,810	$39.90	1,108,020	$49.55	10,281

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9. Stock-Based Compensation  – (continued)

(a)	Full-value awards granted under the 2013 LTIP reduce shares available for grant at a rate of 2.09 shares to 1.00 share.
(b)	Of the 1,953,267 shares available for grant as of December 31, 2014, 1,926,441 are available for grant in accordance with the 2013 LTIP and 26,826 are available for grant in accordance with the MSPP.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Equity awards:
Other stock-based awards	$18.0	$16.8	$16.9
Stock options	9.3	8.6	10.5
	27.3	25.4	27.4
Liability awards:
Other stock-based awards	2.4	—	—
Total stock-based compensation expense	$29.7	$25.4	$27.4
Tax benefit on stock-based compensation expense	$11.8	$10.1	$10.9

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014, there was $33.3 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.6 years.

Note 10. Defined Benefit and Multiemployer Pension Plans

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10. Defined Benefit and Multiemployer Pension Plans  – (continued)

Status and Expense

The following table presents the changes in the benefit obligations and plan assets of the Pension Plans during the years ended December 31, 2014 and 2013 and the unfunded liability of the Pension Plans at December 31, 2014 and 2013 (in millions):

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$43.8	$35.3
Benefit obligation assumed in acquisition	—	11.8
Service costs	0.5	0.8
Interest costs	2.1	1.5
Participant contributions	0.4	0.6
Actuarial loss (gain)	11.8	(6.1)
Benefits paid	(0.8)	(0.1)
Benefit obligation at end of year	57.8	43.8
Change in plan assets:
Fair value of plan assets at beginning of year	26.1	14.9
Plan assets acquired in acquisition	—	9.5
Actual return on plan assets	1.9	0.1
Employer contributions	1.4	1.1
Participant contributions	0.4	0.6
Benefits and expenses paid	(0.8)	(0.1)
Fair value of plan assets at end of year	29.0	26.1
Unfunded liability included in other long-term liabilities in the Company’s accompanying consolidated balance sheet	$28.8	$17.7

The Company recognizes changes in the funded status of the Pension Plans as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income (loss). For the year ended December 31, 2014, the Company recognized a pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, as a decrease in stockholders’ equity through accumulated other comprehensive income (loss). For the years ended December 31, 2013 and 2012, the Company recognized pretax gains of $5.1 million and $0.2 million, or $3.2 million and $0.2 million net of taxes, respectively, as an increase in stockholder’s equity through accumulated other comprehensive income (loss). These adjustments were primarily related to changes in the Company’s unfunded pension liability due to changes in the discount rates and mortality assumptions used to measure the projected benefit obligation.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Pension Plans as of December 31, 2014 and 2013 (in millions):

	2014	2013
Projected benefit obligation	$57.8	$43.8
Accumulated benefit obligation	$52.1	$38.8
Fair value of plan assets	$29.0	$26.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10. Defined Benefit and Multiemployer Pension Plans  – (continued)

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation as of December 31, 2014 and 2013 (in millions):

	2014	2013
Discount rate	3.9%	4.9%
Rate of compensation increases, when applicable	3.0%	3.0%
Expected long-term return on plan assets	7.0%	7.0%

The following table summarizes the components of net periodic costs for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Service cost	$0.5	$0.8	$0.2
Interest cost	2.1	1.5	0.5
Expected return on plan assets	(1.9)	(1.2)	(0.4)
Amortization of net actuarial gain	(0.2)	—	—
Total net periodic benefit cost	$0.5	$1.1	$0.3

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs during the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Discount rate	4.9%	4.0%	3.8%
Rate of compensation increases, when applicable	3.0%	3.0%	3.0%
Expected long-term return on plan assets	7.0%	7.0%	7.0%

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10. Defined Benefit and Multiemployer Pension Plans  – (continued)

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

The following table summarizes the assets of the Pension Plans, measured at fair value as of December 31, 2014 and 2013, by major asset category and aggregated by level within the fair value hierarchy (in millions):

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.6	$0.6	$—	$—
Mutual funds	17.4	17.4	—	—
Corporate bonds and notes	8.8	—	8.8	—
U.S. government and municipal bonds and notes	0.9	—	0.9	—
Asset and mortgage-backed securities	1.3	—	1.3	—
Total	$29.0	$18.0	$11.0	$—

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.6	$0.6	$—	$—
Mutual funds	7.9	7.9	—	—
Corporate bonds and notes	8.2	—	8.2	—
Collective funds	6.6	—	6.6	—
U.S. government and municipal bonds and notes	1.5	—	1.5	—
Asset and mortgage-backed securities	1.3	—	1.3	—
Total	$26.1	$8.5	$17.6	$—

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10. Defined Benefit and Multiemployer Pension Plans  – (continued)

The Company expects to contribute approximately $1.5 million to the Pension Plans during the year ended December 31, 2015. Additionally, the Company expects to make future benefit payments from the Pension Plans as follows for the years indicated (in millions):

2015	$1.1
2016	1.3
2017	1.6
2018	1.9
2019	2.1
Five years thereafter	13.7
$21.7

Multiemployer Pension Plan

As a result of the acquisition of Bell effective December 1, 2013, the Company became obligated to contribute to a multiemployer pension plan on behalf of certain employees covered by collective bargaining agreements, in accordance with the terms of such collective bargaining agreements. The Company’s contributions to the multiemployer pension plan are determined based on the terms of the applicable collective bargaining agreements. Multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. Also, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company stops participating in the multiemployer plan, the Company may be required to pay a withdrawal liability based on its portion of the unfunded status of the plan. Currently, the Company does not anticipate ending its participation in this plan.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Commitments and Contingencies  – (continued)

the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

In connection with the Company’s acquisitions of Marquette General and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol. These self-disclosures are pending with CMS. With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller. With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit. The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at December 31, 2014 has recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, the Company and two of its hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals' cardiac catheterization laboratories. On September 24, 2013, the U.S. Attorney's Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and the Company continues to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, the Company notified patients of these two physicians who may have received an unnecessary procedure of such fact. The Company’s efforts to locate and notify a relatively small number of these patients are ongoing.

The Company and/or Vaughan Regional Medical Center and several of its subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 13 individual lawsuits filed in December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama. These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures. One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure. The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut. This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Commitments and Contingencies  – (continued)

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages. Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital, and claims may also be asserted by patients at Raleigh General Hospital. Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. The Company cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of December 31, 2014.

The Company does not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against the Company. Therefore, the final amounts paid to resolve the foregoing matters could be material and could materially differ from amounts currently recorded, if any. Any such changes in the Company’s estimates or any adverse judgments will impact the Company’s future results of operations and cash flows.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $23.0 million at December 31, 2014. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $9.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $72.9 million in costs related to uncompleted projects as of December 31, 2014, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2014, these uncompleted projects had an estimated cost to complete and equip of approximately $66.1 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including its recent acquisitions. At December 31, 2014, the Company estimated its total remaining capital expenditure commitments to be approximately $1,646.8 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11. Commitments and Contingencies  – (continued)

sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Leases

Overview

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2014, 2013 and 2012 was $45.4 million, $36.5 million and $34.3 million, respectively.

Hospital Support Center Financing Lease

Under a financing lease arrangement which commenced on December 1, 2013, the Company is leasing from an unrelated third party a hospital support center for a period of just over 15 years (the “HSC Lease”). In accordance with ASC 840-40, “Leases — Sale-Leaseback Transactions”, upon commencement of the HSC Lease, the Company recorded an asset under the caption “Buildings and improvements” and a related financing obligation under the caption “Long-term debt” representing the cumulative costs incurred and funded by the unrelated third party to construct the new hospital support center. The Company is depreciating the associated asset and amortizing the related financing obligation over the expected lease agreement term of just over 15 years. At the end of the lease term, the Company expects there to be a residual net book value of the building which will equal the remaining unamortized obligation under the HSC Lease. The remaining unamortized obligation under the HSC Lease will not require the eventual settlement in cash but will rather be offset by the residual net book value of the building at the expiration of the original lease term.

Future minimum lease payments at December 31, 2014, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

	Operating Leases	Capital and Financing Lease Obligations	Total
2015	$26.4	$8.3	$34.7
2016	19.5	8.2	27.7
2017	16.3	7.3	23.6
2018	10.5	7.4	17.9
2019	22.3	7.4	29.7
Thereafter	30.7	62.9	93.6
	$125.7	$101.5	$227.2
Less: interest portion		(64.3)
		$37.2

Tax Matters

See Note 6 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (dollars and shares in millions, except per share amounts):

	2014	2013	2012
Numerator for basic and diluted earnings per share attributable to LifePoint Hospitals, Inc.:
Income from continuing operations	$134.9	$132.2	$155.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(8.8)	(4.4)	(3.7)
Income from continuing operations attributable to LifePoint Hospitals, Inc. stockholders	126.1	127.8	151.9
Income from discontinued operations, net of income taxes	—	0.4	—
Net income attributable to LifePoint Hospitals, Inc.	$126.1	$128.2	$151.9
Denominator:
Weighted average shares outstanding – basic	44.9	46.3	47.2
Effect of dilutive securities:
Stock options and other stock-based awards	1.8	1.3	1.2
Convertible debt instruments	0.2	—	—
Weighted average shares outstanding – diluted	46.9	47.6	48.4
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.81	$2.76	$3.22
Discontinued operations	—	0.01	—
Net income	$2.81	$2.77	$3.22
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$2.69	$2.68	$3.14
Discontinued operations	—	0.01	—
Net income	$2.69	$2.69	$3.14

The Company’s convertible debt instruments have been included in the calculation of diluted earnings per share whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding. Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the years ended December 31, 2014, 2013 and 2012.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 13. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2014
	First	Second	Third	Fourth
Revenues	$1,007.2	$1,047.0	$1,166.0	$1,262.9
Net income	37.7	41.8	28.7	26.7
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(0.6)	(2.7)	(1.2)	(4.3)
Net income attributable to LifePoint Hospitals, Inc.	$37.1	$39.1	$27.5	$22.4
Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.81	$0.88	$0.61	$0.50
Diluted	$0.78	$0.84	$0.59	$0.48

	2013
	First	Second	Third	Fourth
Revenues	$931.1	$894.9	$899.7	$952.6
Income from continuing operations	$33.0	$27.2	$34.1	$37.9
Income (loss) from discontinued operations, net of income taxes	0.1	0.3	0.3	(0.3)
Net income	33.1	27.5	34.4	37.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(0.7)	(0.1)	(1.6)	(2.0)
Net income attributable to LifePoint Hospitals, Inc.	$32.4	$27.4	$32.8	$35.6
Basic earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.71	$0.58	$0.70	$0.77
Discontinued operations	—	0.01	—	—
Net income	$0.71	$0.59	$0.70	$0.77
Diluted earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Continuing operations	$0.69	$0.57	$0.68	$0.75
Discontinued operations	—	—	—	—
Net income	$0.69	$0.57	$0.68	$0.75

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes and the 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The guarantors are 100% owned by the Company. Additionally, the guarantees are full and unconditional and are subject to customary release provisions as set forth in the agreements for the 6.625% Senior Notes and the 5.5% Senior Notes.

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013.

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2014
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,482.6	$1,818.3	$—	$5,300.9
Provision for doubtful accounts	—	576.5	241.3	—	817.8
Revenues	—	2,906.1	1,577.0	—	4,483.1
Salaries and benefits	29.7	1,331.5	773.3	—	2,134.5
Supplies	—	419.4	279.6	—	699.0
Other operating expenses	(0.6)	750.4	337.5	—	1,087.3
Other income	—	(56.8)	(15.1)	—	(71.9)
Equity in earnings of affiliates	(196.9)	—	—	196.9	—
Depreciation and amortization	—	180.0	70.5	—	250.5
Interest expense, net	43.4	68.9	10.7	—	123.0
Impairment charges	—	57.7	—	—	57.7
Management (income) fees	—	(45.1)	45.1	—	—
	(124.4)	2,706.0	1,501.6	196.9	4,280.1
Income from continuing operations before taxes	124.4	200.1	75.4	(196.9)	203.0
(Benefit) provision for income taxes	(1.7)	69.8	—	—	68.1
Net income	126.1	130.3	75.4	(196.9)	134.9
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1.0)	(7.8)	—	(8.8)
Net income attributable to LifePoint Hospitals, Inc.	$126.1	$129.3	$67.6	$(196.9)	$126.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,333.8	$1,094.9	$—	$4,428.7
Provision for doubtful accounts	—	593.4	157.0	—	750.4
Revenues	—	2,740.4	937.9	—	3,678.3
Salaries and benefits	25.4	1,265.2	436.8	—	1,727.4
Supplies	—	398.9	178.2	—	577.1
Other operating expenses	0.8	697.2	202.9	—	900.9
Other income	—	(55.4)	(8.7)	—	(64.1)
Equity in earnings of affiliates	(182.2)	—	—	182.2	—
Depreciation and amortization	—	175.3	52.9	—	228.2
Interest expense, net	21.5	66.7	8.8	—	97.0
Debt transaction costs	5.9	—	—	—	5.9
Gain on settlement of pre-acquisition contingent obligation	—	—	(5.6)	—	(5.6)
Management (income) fees	—	(14.1)	14.1	—	—
	(128.6)	2,533.8	879.4	182.2	3,466.8
Income from continuing operations before taxes	128.6	206.6	58.5	(182.2)	211.5
Provision for income taxes	0.4	78.9	—	—	79.3
Income from continuing operations	128.2	127.7	58.5	(182.2)	132.2
Income from discontinued operations, net of taxes	—	0.4	—	—	0.4
Net income	128.2	128.1	58.5	(182.2)	132.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(0.8)	(3.6)	—	(4.4)
Net income attributable to LifePoint Hospitals, Inc.	$128.2	$127.3	$54.9	$(182.2)	$128.2

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues before provision for doubtful accounts	$—	$3,284.2	$732.0	$—	$4,016.2
Provision for doubtful accounts	—	514.2	110.2	—	624.4
Revenues	—	2,770.0	621.8	—	3,391.8
Salaries and benefits	27.4	1,244.6	282.5	—	1,554.5
Supplies	—	406.8	117.8	—	524.6
Other operating expenses	0.2	672.7	126.2	—	799.1
Other income	—	(27.7)	(4.3)	—	(32.0)
Equity in earnings of affiliates	(200.6)	—	—	200.6	—
Depreciation and amortization	—	155.3	37.8	—	193.1
Interest expense, net	22.4	70.7	6.9	—	100.0
Impairment charge	—	4.0	—	—	4.0
Debt transaction costs	4.4	—	—	—	4.4
Management (income) fees	—	(13.0)	13.0	—	—
	(146.2)	2,513.4	579.9	200.6	3,147.7
Income from continuing operations before taxes	146.2	256.6	41.9	(200.6)	244.1
(Benefit) provision for income taxes	(5.7)	94.2	—	—	88.5
Net income	151.9	162.4	41.9	(200.6)	155.6
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Net income attributable to LifePoint Hospitals, Inc.	$151.9	$161.7	$38.9	$(200.6)	$151.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2014
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$126.1	$130.3	$75.4	$(196.9)	$134.9
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	(7.8)	(2.6)	(9.4)	12.0	(7.8)
Other comprehensive income	(7.8)	(2.6)	(9.4)	12.0	(7.8)
Comprehensive income	118.3	127.7	66.0	(184.9)	127.1
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1.0)	(7.8)	—	(8.8)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$118.3	$126.7	$58.2	$(184.9)	$118.3

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	3.2	0.2	4.9	(5.1)	3.2
Other comprehensive income	3.2	0.2	4.9	(5.1)	3.2
Comprehensive income	131.4	128.3	63.4	(187.3)	135.8
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(0.8)	(3.6)	—	(4.4)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$131.4	$127.5	$59.8	$(187.3)	$131.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$151.9	$162.4	$41.9	$(200.6)	$155.6
Other comprehensive income, net of income taxes:
Unrealized gains on changes in funded status of pension benefit obligation	0.2	—	0.2	(0.2)	0.2
Other comprehensive income	0.2	—	0.2	(0.2)	0.2
Comprehensive income	152.1	162.4	42.1	(200.8)	155.8
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(0.7)	(3.0)	—	(3.7)
Comprehensive income attributable to LifePoint Hospitals, Inc.	$152.1	$161.7	$39.1	$(200.8)	$152.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Balance Sheets
December 31, 2014
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$62.0	$129.5	$—	$191.5
Accounts receivable, net	—	451.4	301.2	—	752.6
Inventories	—	71.3	43.9	—	115.2
Prepaid expenses	0.1	29.1	16.2	—	45.4
Income taxes receivable	33.0	—	—		33.0
Deferred tax assets	72.8	—	—	—	72.8
Other current assets	—	53.5	32.2	—	85.7
	105.9	667.3	523.0	—	1,296.2
Property and equipment:
Land	—	70.0	64.8	—	134.8
Buildings and improvements	—	1,542.2	613.7	—	2,155.9
Equipment	—	1,289.9	343.9	—	1,633.8
Construction in progress	—	49.6	23.3	—	72.9
	—	2,951.7	1,045.7	—	3,997.4
Accumulated depreciation	—	(1,398.3)	(221.6)	—	(1,619.9)
	—	1,553.4	824.1	—	2,377.5
Deferred loan costs, net	31.7	—	—	—	31.7
Intangible assets, net	—	34.6	34.5	—	69.1
Investments in subsidiaries	2,025.6	—	—	(2,025.6)	—
Due from subsidiaries	2,352.1	—	—	(2,352.1)	—
Other assets	6.6	19.4	20.4	—	46.4
Goodwill	—	1,440.5	195.6	—	1,636.1
Total assets	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$90.4	$68.1	$—	$158.5
Accrued salaries	—	130.9	71.5	—	202.4
Other current liabilities	14.5	112.7	76.0	—	203.2
Current maturities of long-term debt	16.9	0.9	1.4	—	19.2
	31.4	334.9	217.0	—	583.3
Long-term debt	2,137.5	49.1	12.7	—	2,199.3
Due to Parent	—	1,634.6	717.5	(2,352.1)	—
Deferred income tax liabilities	187.5	—	—	—	187.5
Long-term portion of reserves for self-insurance claims	—	103.1	30.1	—	133.2
Other long-term liabilities	10.9	24.7	49.1	—	84.7
Total liabilities	2,367.3	2,146.4	1,026.4	(2,352.1)	3,188.0
Redeemable noncontrolling interests	—	—	87.1	—	87.1
Total LifePoint Hospitals, Inc. stockholders’ equity	2,154.6	1,567.0	458.6	(2,025.6)	2,154.6
Noncontrolling interests	—	1.8	25.5	—	27.3
Total equity	2,154.6	1,568.8	484.1	(2,025.6)	2,181.9
Total liabilities and equity	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Balance Sheets
December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$558.3	$79.6	$—	$637.9
Accounts receivable, net	—	444.3	151.4	—	595.7
Inventories	—	73.4	28.6	—	102.0
Prepaid expenses	0.1	30.6	7.3	—	38.0
Deferred tax assets	147.7	—	—	—	147.7
Other current assets	—	53.0	19.9	—	72.9
	147.8	1,159.6	286.8	—	1,594.2
Property and equipment:
Land	—	76.0	36.3	—	112.3
Buildings and improvements	—	1,570.1	449.5	—	2,019.6
Equipment	—	1,256.4	213.5	—	1,469.9
Construction in progress	—	45.6	13.1	—	58.7
	—	2,948.1	712.4	—	3,660.5
Accumulated depreciation	—	(1,309.0)	(154.3)	—	(1,463.3)
	—	1,639.1	558.1	—	2,197.2
Deferred loan costs, net	31.1	—	—	—	31.1
Intangible assets, net	—	40.3	32.3	—	72.6
Investments in subsidiaries	1,853.1	—	—	(1,853.1)	—
Due from subsidiaries	2,760.4	—	—	(2,760.4)	—
Other assets	3.4	22.4	14.9	—	40.7
Goodwill	—	1,435.1	215.9	—	1,651.0
Total assets	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$99.1	$36.8	$—	$135.9
Accrued salaries	—	102.1	37.5	—	139.6
Other current liabilities	14.8	146.4	36.0	—	197.2
Current maturities of long-term debt	581.4	0.7	0.9	—	583.0
	596.2	348.3	111.2	—	1,055.7
Long-term debt	1,739.8	50.0	4.0	—	1,793.8
Due to Parent	—	2,324.8	435.6	(2,760.4)	—
Deferred income tax liabilities	233.1	—	—	—	233.1
Long-term portion of reserves for self-insurance claims	—	113.5	26.3	—	139.8
Other long-term liabilities	16.6	20.2	35.2	—	72.0
Total liabilities	2,585.7	2,856.8	612.3	(2,760.4)	3,294.4
Redeemable noncontrolling interests	—	—	59.8	—	59.8
Total LifePoint Hospitals, Inc. stockholders’ equity	2,210.1	1,438.2	414.9	(1,853.1)	2,210.1
Noncontrolling interests	—	1.5	21.0		22.5
Total equity	2,210.1	1,439.7	435.9	(1,853.1)	2,232.6
Total liabilities and equity	$4,795.8	$4,296.5	$1,108.0	$(4,613.5)	$5,586.8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$126.1	$130.3	$75.4	$(196.9)	$134.9
Adjustments to reconcile net income to net cash provided by operating activities:	—	—	—	—	—
Equity in earnings of affiliates	(196.9)	—	—	196.9	—
Stock-based compensation	27.3	—	—	—	27.3
Depreciation and amortization	—	180.0	70.5	—	250.5
Amortization of physician minimum revenue guarantees	—	13.1	1.6	—	14.7
Amortization of debt discounts, premium and deferred loan costs	14.0	—	—	—	14.0
Impairment charges	—	57.7	—	—	57.7
Deferred income taxes	22.8	—	—	—	22.8
Reserve for self-insurance claims, net of payments	—	7.9	3.8	—	11.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(5.9)	(48.4)	—	(54.3)
Inventories, prepaid expenses and other current assets	—	(6.1)	(12.5)	—	(18.6)
Accounts payable, accrued salaries and other current liabilities	2.4	(38.6)	21.8	—	(14.4)
Income taxes payable/receivable	(35.5)	—	—	—	(35.5)
Other	(0.8)	1.8	0.5	—	1.5
Net cash (used in) provided by operating activities	(40.6)	340.2	112.7	—	412.3
Cash flows from investing activities:
Purchases of property and equipment	—	(139.0)	(68.1)	—	(207.1)
Acquisitions, net of cash acquired	—	(11.4)	(254.2)	—	(265.6)
Other	(3.2)	3.3	(0.6)	—	(0.5)
Net cash used in investing activities	(3.2)	(147.1)	(322.9)	—	(473.2)
Cash flows from financing activities:
Proceeds from borrowings	412.0	—	—	—	412.0
Payments of borrowings	(585.4)	—	—	—	(585.4)
Repurchases of common stock	(222.3)	—	—	—	(222.3)
Payments of debt financing costs	(7.2)	—	—	—	(7.2)
Proceeds from exercise of stock options	23.9	—	—	—	23.9
Change in intercompany balances with affiliates, net	423.0	(689.9)	266.9	—	—
Other	(0.2)	0.5	(6.8)	—	(6.5)
Net cash provided by (used in) financing activities	43.8	(689.4)	260.1	—	(385.5)
Change in cash and cash equivalents	—	(496.3)	49.9	—	(446.4)
Cash and cash equivalents at beginning of period	—	558.3	79.6	—	637.9
Cash and cash equivalents at end of period	$—	$62.0	$129.5	$—	$191.5

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.4)	—	—	(0.4)
Equity in earnings of affiliates	(182.2)	—	—	182.2	—
Stock-based compensation	25.4	—	—	—	25.4
Depreciation and amortization	—	175.3	52.9	—	228.2
Amortization of physician minimum revenue guarantees	—	15.5	1.7	—	17.2
Amortization of debt discounts and deferred loan costs	26.9	—	—	—	26.9
Debt transaction costs	5.9	—	—	—	5.9
Gain on settlement of pre-acquisition contingent obligation	—	—	(5.6)	—	(5.6)
Deferred income tax benefit	(20.4)	—	—	—	(20.4)
Reserve for self-insurance claims, net of payments	—	(0.7)	4.0	—	3.3
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(22.9)	(4.1)	—	(27.0)
Inventories, prepaid expenses and other current assets	—	(15.0)	(2.1)	—	(17.1)
Accounts payable, accrued salaries and other current liabilities	(0.1)	(10.9)	(5.3)	—	(16.3)
Income taxes payable/receivable	1.8	—	—	—	1.8
Other	—	(0.7)	0.3	—	(0.4)
Net cash (used in) provided by operating activities – continuing operations	(14.5)	268.3	100.3	—	354.1
Net cash used in operating activities – discontinued operations	—	(0.1)	—	—	(0.1)
Net cash (used in) provided by operating activities	(14.5)	268.2	100.3	—	354.0
Cash flows from investing activities:
Purchases of property and equipment	—	(149.4)	(35.8)	—	(185.2)
Acquisitions, net of cash acquired	—	(46.4)	(141.7)	—	(188.1)
Other	(1.9)	1.3	1.6	—	1.0
Net cash used in investing activities	(1.9)	(194.5)	(175.9)	—	(372.3)
Cash flows from financing activities:
Proceeds from borrowings	1,053.0	—	—	—	1,053.0
Payments of borrowings	(453.7)	—	—	—	(453.7)
Repurchases of common stock	(39.1)	—	—	—	(39.1)
Payments of debt financing costs	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options	39.2	—	—	—	39.2
Change in intercompany balances with affiliates, net	(562.6)	459.7	102.9	—	—
Other	(0.4)	(0.1)	(7.7)	—	(8.2)
Net cash provided by financing activities	16.4	459.6	95.2	—	571.2
Change in cash and cash equivalents	—	533.3	19.6	—	552.9
Cash and cash equivalents at beginning of period	—	25.0	60.0	—	85.0
Cash and cash equivalents at end of period	$—	$558.3	$79.6	$—	$637.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 14. Guarantor and Non-Guarantor Supplementary Information  – (continued)

LIFEPOINT HOSPITALS, INC.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$151.9	$162.4	$41.9	$(200.6)	$155.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(200.6)	—	—	200.6	—
Stock-based compensation	27.4	—	—	—	27.4
Depreciation and amortization	—	155.3	37.8	—	193.1
Amortization of physician minimum revenue guarantees	—	17.7	1.9	—	19.6
Amortization of debt discounts and deferred loan costs	31.4	—	—	—	31.4
Impairment charge	—	4.0	—	—	4.0
Debt transaction costs	4.4	—	—	—	4.4
Deferred income tax benefit	(24.2)	—	—	—	(24.2)
Reserve for self-insurance claims, net of payments	—	0.3	1.3	—	1.6
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	—	(26.1)	(17.2)	—	(43.3)
Inventories, prepaid expenses and other current assets	—	(4.4)	(5.3)	—	(9.7)
Accounts payable, accrued salaries and other current liabilities	(1.6)	11.1	10.0	—	19.5
Income taxes payable/receivable	2.3	—	—	—	2.3
Other	—	2.1	(0.9)	—	1.2
Net cash (used in) provided by operating activities – continuing operations	(9.0)	322.4	69.5	—	382.9
Net cash used in operating activities – discontinued operations	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by operating activities	(9.0)	321.7	69.5	—	382.2
Cash flows from investing activities:
Purchases of property and equipment	—	(196.0)	(25.4)	—	(221.4)
Acquisitions, net of cash acquired	—	(40.3)	(159.4)	—	(199.7)
Other	(0.5)	(0.5)	—	—	(1.0)
Net cash used in investing activities	(0.5)	(236.8)	(184.8)	—	(422.1)
Cash flows from financing activities:
Proceeds from borrowings	555.0	—	—	—	555.0
Payments of borrowings	(469.3)	—	—	—	(469.3)
Repurchases of common stock	(95.5)	—	—	—	(95.5)
Payments of debt financing costs	(10.0)	—	—	—	(10.0)
Proceeds from exercise of stock options	21.8	—	—	—	21.8
Change in intercompany balances with affiliates, net	6.3	(166.0)	159.7	—	—
Other	1.2	(0.2)	(4.3)	—	(3.3)
Net cash provided by (used in) financing activities	9.5	(166.2)	155.4	—	(1.3)
Change in cash and cash equivalents	—	(81.3)	40.1	—	(41.2)
Cash and cash equivalents at beginning of period	—	106.3	19.9	—	126.2
Cash and cash equivalents at end of period	$—	$25.0	$60.0	$—	$85.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 15. Subsequent Event

Effective February 1, 2015, through Duke LifePoint Healthcare, the Company acquired Nason Hospital (“Nason”), a 45 bed acute care hospital located in Roaring Spring, Pennsylvania for approximately $3.5 million, including net working capital. The Company has committed to invest in Nason an additional $8.5 million in capital expenditures and improvements over the next ten years. Nason will operate as part of Conemaugh Health System.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 12, 2015.

LIFEPOINT HOSPITALS, INC.

By:	/s/ WILLIAM F. CARPENTER III William F. Carpenter III Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 12, 2015
/s/ LEIF M. MURPHY Leif M. Murphy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2015
/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2015
/s/ GREGORY T. BIER Gregory T. Bier	Director	February 12, 2015
/s/ RICHARD H. EVANS Richard H. Evans	Director	February 12, 2015
/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr.	Director	February 12, 2015
/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 12, 2015
/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 12, 2015
/s/ JOHN E. MAUPIN, JR. John E. Maupin, Jr.	Director	February 12, 2015
/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Lead Director	February 12, 2015
/s/ REED V. TUCKSON Reed V. Tuckson	Director	February 12, 2015

Exhibit Number		Description of Exhibits
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No. 333-124151).
3.2	—	Fifth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 17, 2014, File No. 000-51251).
4.1	—	Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).
4.2	—	Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 25, 2009, File No. 000-51251).
4.3	—	Indenture, dated May 29, 2007, by and between LifePoint Hospitals, Inc. as Issuer and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 31, 2007, File No. 000-51251).
4.4	—	Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.5	—	Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
4.6	—	Registration Rights Agreement, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 27, 2010, File No. 000-51251).
4.7	—	Registration Rights Agreement, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 9, 2013, File No. 000-51251).
4.8	—	Registration Rights Agreement, dated as of May 12, 2014, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Barclays Capital Inc. as representative of the several initial purchasers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 13, 2014, File No. 000-51251).
10.1	—	Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 21, 2008, File No. 000-51251).

Exhibit Number		Description of Exhibits
10.2	—	Amendment to the Computer and Data Processing Services Agreement, dated June 13, 2012, by and between HCA — Information Technology & Services, Inc. and LifePoint Corporate Services, General Partnership (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.3	—	LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan, dated June 30, 2005, as amended by the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010, the Amendment dated April 23, 2012 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix A and B to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*
10.4	—	Form of LifePoint Hospitals, Inc. Restricted Stock Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.5	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from Appendix C to the Historic LifePoint Hospitals, Inc. Proxy Statement dated April 28, 2004, File No. 000-29818).*
10.6	—	First Amendment, dated December 10, 2008, to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*
10.7	—	Amendment No. 2 to the LifePoint Hospitals, Inc. Executive Performance Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed June 6, 2014, File No. 000-51251).*
10.8	—	Form of LifePoint Hospitals, Inc. Performance Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.9	—	LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 16, 2008, File No. 000-51251).*
10.10	—	LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, dated January 1, 2003, as amended by the Amendment dated May 22, 2003, the Amendment dated May 13, 2008, the Amendment dated December 10, 2008, the Amendment dated March 24, 2009, the Amendment dated April 27, 2010, and the Amendment dated June 8, 2010 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 29, 2010, File No. 000-51251).*
10.11	—	Amendment, dated April 18, 2012 to the LifePoint Hospitals, Inc. Amended and Restated Management Stock Purchase Plan (incorporated by reference from exhibits to LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-51251).*
10.12	—	Form of Outside Directors Restricted Stock Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-51251).*
10.13	—	LifePoint Hospitals, Inc. Amended and Restated Outside Directors Stock and Incentive Compensation Plan, dated May 12, 2009, as amended by the Amendment dated April 27, 2010, the Amendment dated June 8, 2010 and the Amendment dated June 5, 2012 (incorporated by reference from Appendix C and D to the LifePoint Hospitals, Inc. Proxy Statement filed April 23, 2012, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.14	—	Form of LifePoint Hospitals, Inc. Deferred Restricted Stock Award (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-51251).*
10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 15, 2009, File No. 000-51251).*
10.16	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated December 22, 2010 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.17	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated March 14, 2011 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 000-51251).*
10.18	—	Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated November 24, 2014 (filed herewith).*
10.19	—	Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-51251).
10.20	—	Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein, Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated February 7, 2013, File No. 000-51251).
10.21	—	Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated August 26, 2013, File No. 000-51251).
10.22	—	Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.23	—	First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated December 17, 2012, File No. 000-51251).*
10.24	—	Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated May 20, 2008, File No. 000-51251).*
10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.27	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.28	—	Form of LifePoint Hospitals, Inc. Nonqualified Stock Option Agreement for the LifePoint Hospitals, Inc. Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 000-51251).*
10.29	—	Form of LifePoint Hospitals, Inc. Restricted Stock Unit Award Agreement for non-employee directors (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-51251).*
10.30	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Outside Director Restricted Stock Unit Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.31	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.32	—	Form of LifePoint Hospitals, Inc. 2013 Long-term Incentive Plan Restricted Stock Unit Award Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 000-51251).*
10.33	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*
10.34	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (filed herewith).*
10.35	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*
10.36	—	Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

Exhibit Number		Description of Exhibits
10.37	—	Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K dated September 6, 2013, File No. 000-51251).*
12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

*	— Management Compensation Plan or Arrangement
**	— Furnished electronically herewith