Form 10-Q
period 2015-03-31
LIFEPOINT HOSPITALS, INC.
filed 2015-05-01
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, the number of outstanding shares of the registrant’s Common Stock was 44,308,133.

LifePoint Hospitals, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended
	March 31,
	2015	2014
Revenues before provision for doubtful accounts	$1,451.6	$1,182.8
Provision for doubtful accounts	187.9	175.6
Revenues	1,263.7	1,007.2

Salaries and benefits	611.2	474.8
Supplies	196.8	157.0
Other operating expenses	293.6	243.5
Other income	(11.7)	(13.9)
Depreciation and amortization	68.0	61.1
Interest expense, net	28.4	33.9
Impairment charges	11.6	-
	1,197.9	956.4

Income before income taxes	65.8	50.8
Provision for income taxes	23.8	13.1
Net income	42.0	37.7
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(3.1)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$38.9	$37.1

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.88	$0.81
Diluted	$0.84	$0.78

Weighted average shares and dilutive securities outstanding:
Basic	44.1	45.9
Diluted	46.1	47.8

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2015	2014 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$281.9	$191.5
Accounts receivable, less allowances for doubtful accounts of $708.1 and $709.5 at
March 31, 2015 and December 31, 2014, respectively	747.5	752.6
Inventories	114.1	115.2
Prepaid expenses	48.8	45.4
Income taxes receivable	25.0	33.0
Deferred tax assets	64.4	72.8
Other current assets	89.7	85.7
	1,371.4	1,296.2
Property and equipment:
Land	131.9	134.8
Buildings and improvements	2,176.3	2,155.9
Equipment	1,594.7	1,633.8
Construction in progress (estimated costs to complete and equip after March 31, 2015 is $107.0)	69.2	72.9
	3,972.1	3,997.4
Accumulated depreciation	(1,648.7)	(1,619.9)
	2,323.4	2,377.5
Deferred loan costs, net	30.4	31.7
Intangible assets, net	71.7	69.1
Other assets	61.2	46.4
Goodwill	1,633.3	1,636.1
Total assets	$5,491.4	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158.0	$158.5
Accrued salaries	169.9	202.4
Other current liabilities	246.2	203.2
Current maturities of long-term debt	22.0	19.2
	596.1	583.3
Long-term debt	2,192.8	2,199.3
Deferred income tax liabilities	191.4	187.5
Long-term portion of reserves for self-insurance claims	137.5	133.2
Other long-term liabilities	82.1	84.7
Total liabilities	3,199.9	3,188.0

Redeemable noncontrolling interests	89.2	87.1

Equity:
LifePoint Hospitals, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,469,722 and
66,245,310 shares issued at March 31, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	1,511.6	1,496.2
Accumulated other comprehensive loss	(4.4)	(4.4)
Retained earnings	1,512.0	1,473.1
Common stock in treasury, at cost, 22,165,439 and 21,672,250 shares at March 31, 2015
and December 31, 2014, respectively	(844.8)	(811.0)
Total LifePoint Hospitals, Inc. stockholders' equity	2,175.1	2,154.6
Noncontrolling interests	27.2	27.3
Total equity	2,202.3	2,181.9
Total liabilities and equity	$5,491.4	$5,457.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$42.0	$37.7
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock-based compensation	7.6	6.7
Depreciation and amortization	68.0	61.1
Amortization of physician minimum revenue guarantees	3.2	3.9
Amortization of debt discounts, premium and deferred loan costs	1.2	7.3
Impairment charges	11.6	-
Deferred income taxes (benefit)	12.3	(41.6)
Reserve for self-insurance claims, net of payments	4.1	6.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	6.2	(50.5)
Inventories, prepaid expenses and other current assets	14.1	23.1
Accounts payable, accrued salaries and other current liabilities	4.0	(0.3)
Income taxes payable/receivable	8.0	52.5
Other	(2.7)	2.6
Net cash provided by operating activities	179.6	108.6

Cash flows from investing activities:
Purchases of property and equipment	(41.1)	(22.5)
Acquisitions, net of cash acquired	(13.3)	(60.6)
Other	0.2	(0.5)
Net cash used in investing activities	(54.2)	(83.6)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-
Repurchases of common stock	(33.8)	(135.8)
Proceeds from exercise of stock options	7.0	7.2
Other	(5.4)	(2.0)
Net cash used in financing activities	(35.0)	(130.6)

Change in cash and cash equivalents	90.4	(105.6)
Cash and cash equivalents at beginning of period	191.5	637.9
Cash and cash equivalents at end of period	$281.9	$532.3

Supplemental disclosure of cash flow information:
Interest payments	$4.5	$3.7
Capitalized interest	$0.4	$0.2
Income tax payments, net	$3.6	$2.3

See accompanying notes

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

Unaudited

(In Millions)

	LifePoint Hospitals, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2014 (a)	44.6	$0.7	$1,496.2	$(4.4)	$1,473.1	$(811.0)	$27.3	$2,181.9
Net income	-	-	-	-	38.9	-	1.2	40.1
Exercise of stock options, tax benefits
of stock-based awards and other	0.2	-	7.0	-	-	-	-	7.0
Stock-based compensation	-	-	7.6	-	-	-	-	7.6
Repurchases of common stock,
at cost	(0.5)	-	-	-	-	(33.8)	-	(33.8)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	0.8	-	-	-	(0.7)	0.1
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(0.6)	(0.6)
Balance at March 31, 2015	44.3	$0.7	$1,511.6	$(4.4)	$1,512.0	$(844.8)	$27.2	$2,202.3

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Note 1. Organization, Basis of Presentation and Accounting Standards Not Yet Adopted

Organization

LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, operates general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Hospitals, Inc. and its subsidiaries are referred to herein as the “Company.” At March 31, 2015, on a consolidated basis, the Company operated 65 hospital campuses in 21 states.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounting Standards Not Yet Adopted

ASU 2015-2, “Consolidation”

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”).  The provisions of ASU 2015-2 are effective for annual periods beginning after December 15, 2015.  The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of ASU 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”).  ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.    Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

Note 2. Revenue Recognition and Accounts Receivable

The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are generally less than the Company’s established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the net amount expected to be received.

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$377.9	29.9%	$316.8	31.5%
Medicaid	197.4	15.6	140.2	13.9
HMOs, PPOs and other private insurers	681.1	53.9	536.6	53.2
Self-pay	164.3	13.0	167.2	16.6
Other	30.9	2.5	22.0	2.2
Revenues before provision for doubtful accounts	1,451.6	114.9	1,182.8	117.4
Provision for doubtful accounts	(187.9)	(14.9)	(175.6)	(17.4)
Revenues	$1,263.7	100.0%	$1,007.2	100.0%

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2015 (in millions):

Balance at January 1, 2015	$709.5
Additions recognized as a reduction to revenues	187.9
Accounts written off, net of recoveries	(189.3)
Balance at March 31, 2015	$708.1

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 48.6% and 48.5% as of March 31, 2015 and December 31, 2014, respectively. Additionally, as of March 31, 2015 and December 31, 2014, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 88.0% and 88.4%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its hospital support center overhead costs, which were $53.9 million and $52.2 million for the three months ended March 31, 2015 and 2014, respectively.  Included in the Company’s hospital support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $8.1 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively.

Note 4. Fair Value of Financial Instruments

In accordance with ASC 825-10, “Financial Instruments” and ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), the fair value of the Company’s financial instruments are further described as follows.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), and 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) as of March 31, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$419.1	$421.9	$417.0	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.6	$222.0
6.625% Senior Notes	$400.0	$400.0	$420.5	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,152.3	$1,130.3

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Common Stock Warrant

As partial consideration in connection with the Company’s acquisition of Conemaugh Health System (“Conemaugh”), the Company issued a warrant to the seller.  The warrant, classified as a liability, is marked-to-market using an option pricing model which considers the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions.  Since all significant inputs are market-based and observable, the warrant is categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  As of March 31, 2015 and December 31, 2014, the fair value of the warrant was approximately $8.5 million and $9.2 million, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other long-term liabilities”.

Note 5. Acquisitions

Nason Hospital

Effective February 1, 2015,  the Company acquired Nason Hospital (“Nason”), a 45 bed acute care hospital located in Roaring Spring,  Pennsylvania for approximately $3.5 million, including net working capital. The Company has committed to invest in Nason an additional $8.5 million in capital expenditures and improvements over the next ten years.  The results of operations of Nason are included in the Company’s results of operations beginning on February 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Nason have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2015.

Ancillary Service-Line Acquisitions

The Company completed certain ancillary service-line acquisitions, including physician practices, totaling $9.8 million during the three months ended March 31, 2015.

Note 6. Divestitures and Impairment Charges

In March 2015, the Company entered into a definitive agreement to sell the assets of Putnam Community Medical Center (“Putnam”) located in Palatka, Florida. The sale closed effective May 1, 2015.  Included in the accompanying unaudited condensed consolidated statements of operations is income before income taxes attributable to Putnam of $1.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The assets and liabilities that have been classified as held for sale in connection with the Putnam transaction totaled $21.8 million and $2.4 million, respectively, and are included under the captions “Other current assets” and “Other current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015.

In connection with the Company’s entry into a definitive agreement to sell the assets of Putnam, the Company recognized an impairment charge of $8.6 million, $5.6 million net of income taxes, or $0.12 loss per diluted share, during the three months ended March 31, 2015. The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Additionally, during the three months ended March 31, 2015, the Company recognized additional impairment charges totaling $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Note 7. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2014 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 (in millions):

	March 31,	December 31,
	2015	2014
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$59.9	$62.3
Accumulated amortization	(35.7)	(35.5)
Net total	24.2	26.8
Non-competition agreements and other
Gross carrying amount	25.0	23.6
Accumulated amortization	(16.8)	(15.9)
Net total	8.2	7.7
Total amortized intangible assets
Gross carrying amount	84.9	85.9
Accumulated amortization	(52.5)	(51.4)
Net total	32.4	34.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	29.7	29.5
Licenses, provider numbers, accreditations and other	9.6	5.1
Net total	39.3	34.6

Total intangible assets:
Gross carrying amount	124.2	120.5
Accumulated amortization	(52.5)	(51.4)
Net total	$71.7	$69.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $9.3 million at both March 31, 2015 and December 31, 2014. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

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

Note 8. Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in 2014 (the “2014 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through October 1, 2015. The Company is not obligated to repurchase any specific number of shares under the 2014 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, the Company repurchased approximately 2.4 million shares for an aggregate purchase price, including commissions, of $128.6 million at an average purchase price of $53.22 per share during the three months ended March 31, 2014.   In connection with the 2014 Repurchase Plan, the Company repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the three months ended March 31, 2015. As of March 31, 2015, the Company had remaining authority to repurchase $75.0 million in shares in accordance with the 2014 Repurchase Plan.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March 31, 2015 and 2014 for an aggregate purchase price of approximately $8.8 million and $7.2 million, respectively. The Company has designated these shares as treasury stock.

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s stockholder-approved 2013 Long-Term Incentive Plan (the “2013 LTIP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Notwithstanding the specific grant vesting requirements, award agreements under the 2013 LTIP may provide for accelerated vesting in certain circumstances.  Generally, award agreements provide for full vesting upon the death or disability of the participant.  Some award agreements also provide for partial or full vesting upon involuntary termination of employment, provided that if the award is performance-based then the accelerated vesting would occur only if the performance goals are attained.

Stock Options

The Company granted options to purchase 816,750 and 712,950 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2015 and 2014, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the three months ended March 31, 2015 and 2014 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Expected volatility	29.0%	29.0%
Risk-free interest rate, minimum	0.02%	0.05%
Risk-free interest rate, maximum	1.96%	2.71%
Expected dividends	-	-
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$18.65	$13.95

The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $4.5 million and $2.7 million, respectively. The Company received $7.0 million and $7.2 million in cash from stock option exercises for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there was $20.3 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

Other Stock-Based Awards

The Company granted a total of 256,216 and 341,155 restricted stock units and performance-based restricted stock units to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2015 and 2014, respectively. The fair value of the restricted stock units was determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.  The fair value of the performance-based restricted stock units was estimated using the Monte-Carlo simulation valuation model as more fully described below. The restricted stock units and performance-based restricted stock units granted during the three months ended March 31, 2015 and 2014 have either cliff-vesting periods from the grant date of three years or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the three months ended March 31, 2015 and 2014, 145,000 and 236,000, respectively, were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. For the performance-based restricted stock units granted during the three months ended March 31, 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units.  For the performance-based restricted stock units granted during the three months ended March 31, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, these awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash.  The Company recognizes compensation expense for the portion of the performance-based restricted stock units that will ultimately be settled in the Company’s common stock for the targeted units if the requisite service period is rendered, even if the market condition is never satisfied.  Additionally, the Company classifies as a liability and recognizes compensation expense for the portion of the award that will ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value which has been marked-to-market.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

As of March 31, 2015,  there was $35.2 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.0 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014
Equity awards:
Other stock-based awards	$4.7	$4.3
Stock options	2.9	2.4
	7.6	6.7
Liability awards:
Other stock-based awards	0.7	0.2
Total stock-based compensation expense	$8.3	$6.9
Tax benefit on stock-based compensation expense	$3.3	$2.7

The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2015 or 2014. As of March 31, 2015, there was $55.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.9 years.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within the later of 60 days of identification or the date any corresponding cost report is due (if applicable). Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to the Centers for Medicare and Medicaid Services (“CMS”) via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at March 31, 2015 has recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, the Company and two of its hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General Hospital produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and the Company continues to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, the Company notified patients of these two physicians who may have received an unnecessary procedure of such fact.

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 17 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Through April 24, 2015, six plaintiffs have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. The Company cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of March 31, 2015.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $22.4 million at March 31, 2015.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $9.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $69.2 million in costs related to uncompleted projects as of March 31, 2015, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2015, these uncompleted projects had an estimated cost to complete and equip of approximately $107.0 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions. At March 31, 2015, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,643.2 million.

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

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator for basic and diluted earnings per share attributable to
LifePoint Hospitals, Inc.:
Net income	$42.0	$37.7
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.1)	(0.6)
Net income attributable to LifePoint Hospitals, Inc.	$38.9	$37.1

Denominator:
Weighted average shares outstanding - basic	44.1	45.9
Effect of dilutive securities:
Stock options and other stock-based awards	2.0	1.5
Convertible debt instruments	-	0.4
Weighted average shares outstanding - diluted	46.1	47.8

Earnings per share attributable to LifePoint Hospitals, Inc. stockholders:
Basic	$0.88	$0.81
Diluted	$0.84	$0.78

The Company’s previously outstanding convertible debt instruments have been included in the calculation of diluted earnings per share for the three months ended March 31, 2014 whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding.  Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the three months ended March 31, 2015 and 2014.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014.

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$835.0	$616.6	$-	$1,451.6
Provision for doubtful accounts	-	115.2	72.7	-	187.9
Revenues	-	719.8	543.9	-	1,263.7

Salaries and benefits	8.3	331.3	271.6	-	611.2
Supplies	-	104.8	92.0	-	196.8
Other operating expenses	(1.3)	178.8	116.1	-	293.6
Other income	-	(9.8)	(1.9)	-	(11.7)
Equity in earnings of affiliates	(59.5)	-	-	59.5	-
Depreciation and amortization	-	45.4	22.6	-	68.0
Interest expense, net	8.6	16.4	3.4	-	28.4
Impairment charges	-	11.6	-	-	11.6
Management (income) fees	-	(8.5)	8.5	-	-
	(43.9)	670.0	512.3	59.5	1,197.9
Income before income taxes	43.9	49.8	31.6	(59.5)	65.8
Provision for income taxes	5.0	18.8	-	-	23.8
Net income	38.9	31.0	31.6	(59.5)	42.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.9)	-	(3.1)
Net income attributable to LifePoint
Hospitals, Inc.	$38.9	$30.8	$28.7	$(59.5)	$38.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$838.0	$344.8	$-	$1,182.8
Provision for doubtful accounts	-	128.3	47.3	-	175.6
Revenues	-	709.7	297.5	-	1,007.2

Salaries and benefits	6.9	324.5	143.4	-	474.8
Supplies	-	102.7	54.3	-	157.0
Other operating expenses	-	180.7	62.8	-	243.5
Other income	-	(13.6)	(0.3)	-	(13.9)
Equity in earnings of affiliates	(56.3)	-	-	56.3	-
Depreciation and amortization	-	45.3	15.8	-	61.1
Interest expense, net	14.3	17.0	2.6	-	33.9
Management (income) fees	-	(5.1)	5.1	-	-
	(35.1)	651.5	283.7	56.3	956.4
Income before income taxes	35.1	58.2	13.8	(56.3)	50.8
(Benefit) provision for income taxes	(2.0)	15.1	-	-	13.1
Net income	37.1	43.1	13.8	(56.3)	37.7
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(0.4)	-	(0.6)
Net income attributable to LifePoint
Hospitals, Inc.	$37.1	$42.9	$13.4	$(56.3)	$37.1

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
March 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$164.2	$117.7	$-	$281.9
Accounts receivable, net	-	453.6	293.9	-	747.5
Inventories	-	70.9	43.2	-	114.1
Prepaid expenses	-	31.0	17.8	-	48.8
Income taxes receivable	25.0	-	-	-	25.0
Deferred tax assets	64.4	-	-	-	64.4
Other current assets	-	54.1	35.6	-	89.7
	89.4	773.8	508.2	-	1,371.4
Property and equipment:
Land	-	70.8	61.1	-	131.9
Buildings and improvements	-	1,530.1	646.2	-	2,176.3
Equipment	-	1,267.0	327.7	-	1,594.7
Construction in progress	-	51.5	17.7	-	69.2
	-	2,919.4	1,052.7	-	3,972.1
Accumulated depreciation	-	(1,406.0)	(242.7)	-	(1,648.7)
	-	1,513.4	810.0	-	2,323.4
Deferred loan costs, net	30.4	-	-	-	30.4
Intangible assets, net	-	32.1	39.6	-	71.7
Investments in subsidiaries	2,085.9	-	-	(2,085.9)	-
Due from subsidiaries	2,349.3	-	-	(2,349.3)	-
Other assets	7.2	20.0	34.0	-	61.2
Goodwill	-	1,435.4	197.9	-	1,633.3
Total assets	$4,562.2	$3,774.7	$1,589.7	$(4,435.2)	$5,491.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$88.3	$69.7	$-	$158.0
Accrued salaries	-	97.7	72.2	-	169.9
Other current liabilities	34.2	123.0	89.0	-	246.2
Current maturities of long-term debt	19.7	0.9	1.4	-	22.0
	53.9	309.9	232.3	-	596.1
Long-term debt	2,131.6	48.9	12.3	-	2,192.8
Due to Parent	-	1,686.4	662.9	(2,349.3)	-
Deferred income tax liabilities	191.4	-	-	-	191.4
Long-term portion of reserves for self-insurance claims	-	103.3	34.2	-	137.5
Other long-term liabilities	10.2	25.8	46.1	-	82.1
Total liabilities	2,387.1	2,174.3	987.8	(2,349.3)	3,199.9
Redeemable noncontrolling interests	-	-	89.2	-	89.2
Total LifePoint Hospitals, Inc. stockholders' equity	2,175.1	1,598.9	487.0	(2,085.9)	2,175.1
Noncontrolling interests	-	1.5	25.7	-	27.2
Total equity	2,175.1	1,600.4	512.7	(2,085.9)	2,202.3
Total liabilities and equity	$4,562.2	$3,774.7	$1,589.7	$(4,435.2)	$5,491.4

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Balance Sheets
December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$62.0	$129.5	$-	$191.5
Accounts receivable, net	-	451.4	301.2	-	752.6
Inventories	-	71.3	43.9	-	115.2
Prepaid expenses	0.1	29.1	16.2	-	45.4
Income taxes receivable	33.0	-	-	-	33.0
Deferred tax assets	72.8	-	-	-	72.8
Other current assets	-	53.5	32.2	-	85.7
	105.9	667.3	523.0	-	1,296.2
Property and equipment:
Land	-	70.0	64.8	-	134.8
Buildings and improvements	-	1,542.2	613.7	-	2,155.9
Equipment	-	1,289.9	343.9	-	1,633.8
Construction in progress	-	49.6	23.3	-	72.9
	-	2,951.7	1,045.7	-	3,997.4
Accumulated depreciation	-	(1,398.3)	(221.6)	-	(1,619.9)
	-	1,553.4	824.1	-	2,377.5
Deferred loan costs, net	31.7	-	-	-	31.7
Intangible assets, net	-	34.6	34.5	-	69.1
Investments in subsidiaries	2,025.6	-	-	(2,025.6)	-
Due from subsidiaries	2,352.1	-	-	(2,352.1)	-
Other assets	6.6	19.4	20.4	-	46.4
Goodwill	-	1,440.5	195.6	-	1,636.1
Total assets	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$90.4	$68.1	$-	$158.5
Accrued salaries	-	130.9	71.5	-	202.4
Other current liabilities	14.5	112.7	76.0	-	203.2
Current maturities of long-term debt	16.9	0.9	1.4	-	19.2
	31.4	334.9	217.0	-	583.3
Long-term debt	2,137.5	49.1	12.7	-	2,199.3
Due to Parent	-	1,634.6	717.5	(2,352.1)	-
Deferred income tax liabilities	187.5	-	-	-	187.5
Long-term portion of reserves for self-insurance claims	-	103.1	30.1	-	133.2
Other long-term liabilities	10.9	24.7	49.1	-	84.7
Total liabilities	2,367.3	2,146.4	1,026.4	(2,352.1)	3,188.0
Redeemable noncontrolling interests	-	-	87.1	-	87.1
Total LifePoint Hospitals, Inc. stockholders' equity	2,154.6	1,567.0	458.6	(2,025.6)	2,154.6
Noncontrolling interests	-	1.8	25.5	-	27.3
Total equity	2,154.6	1,568.8	484.1	(2,025.6)	2,181.9
Total liabilities and equity	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.9	$31.0	$31.6	$(59.5)	$42.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(59.5)	-	-	59.5	-
Stock-based compensation	7.6	-	-	-	7.6
Depreciation and amortization	-	45.4	22.6	-	68.0
Amortization of physician minimum revenue guarantees	-	2.7	0.5	-	3.2
Amortization of debt discounts, premium and deferred loan costs	1.2	-	-	-	1.2
Impairment charges	-	11.6	-	-	11.6
Deferred income taxes	12.3	-	-	-	12.3
Reserve for self-insurance claims, net of payments	-	-	4.1	-	4.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(0.7)	6.9	-	6.2
Inventories, prepaid expenses and other current assets	0.1	19.7	(5.7)	-	14.1
Accounts payable, accrued salaries and other current liabilities	19.5	(27.5)	12.0	-	4.0
Income taxes payable/receivable	8.0	-	-	-	8.0
Other	(0.7)	(2.6)	0.6	-	(2.7)
Net cash provided by operating activities	27.4	79.6	72.6	-	179.6

Cash flows from investing activities:
Purchases of property and equipment	-	(28.4)	(12.7)	-	(41.1)
Acquisitions, net of cash acquired	-	(4.0)	(9.3)	-	(13.3)
Other	(0.6)	2.8	(2.0)	-	0.2
Net cash used in investing activities	(0.6)	(29.6)	(24.0)	-	(54.2)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Repurchases of common stock	(33.8)	-	-	-	(33.8)
Proceeds from exercise of stock options	7.0	-	-	-	7.0
Change in intercompany balances with affiliates, net	2.8	51.8	(54.6)	-	-
Other	-	0.4	(5.8)	-	(5.4)
Net cash (used in) provided by financing activities	(26.8)	52.2	(60.4)	-	(35.0)

Change in cash and cash equivalents	-	102.2	(11.8)	-	90.4
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$164.2	$117.7	$-	$281.9

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

LIFEPOINT HOSPITALS, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$37.1	$43.1	$13.8	$(56.3)	$37.7
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(56.3)	-	-	56.3	-
Stock-based compensation	6.7	-	-	-	6.7
Depreciation and amortization	-	45.3	15.8	-	61.1
Amortization of physician minimum revenue guarantees	-	3.6	0.3	-	3.9
Amortization of debt discounts and deferred loan costs	7.3	-	-	-	7.3
Deferred income tax benefit	(41.6)	-	-	-	(41.6)
Reserve for self-insurance claims, net of payments	-	3.3	2.8	-	6.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(32.2)	(18.3)	-	(50.5)
Inventories, prepaid expenses and other current assets	0.1	23.8	(0.8)	-	23.1
Accounts payable, accrued salaries and other current liabilities	21.7	(28.5)	6.5	-	(0.3)
Income taxes payable/receivable	52.5	-	-	-	52.5
Other	(0.1)	1.3	1.4	-	2.6
Net cash provided by operating activities	27.4	59.7	21.5	-	108.6

Cash flows from investing activities:
Purchases of property and equipment	-	(15.7)	(6.8)	-	(22.5)
Acquisitions, net of cash acquired	-	(2.7)	(57.9)	-	(60.6)
Other	(0.8)	(0.6)	0.9	-	(0.5)
Net cash used in investing activities	(0.8)	(19.0)	(63.8)	-	(83.6)

Cash flows from financing activities:
Repurchases of common stock	(135.8)	-	-	-	(135.8)
Proceeds from exercise of stock options	7.2	-	-	-	7.2
Change in intercompany balances with affiliates, net	102.4	(157.2)	54.8	-	-
Other	(0.4)	-	(1.6)	-	(2.0)
Net cash (used in) provided by financing activities	(26.6)	(157.2)	53.2	-	(130.6)

Change in cash and cash equivalents	-	(116.5)	10.9	-	(105.6)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$441.8	$90.5	$-	$532.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations.   Additionally, unless the context indicates otherwise, LifePoint Hospitals, Inc. and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

 There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2014 Annual Report on Form 10-K. Any factor described in this report and in the 2014 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2014 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We operate general acute care hospitals primarily in non-urban communities in the United States (“U.S.”). At March 31, 2015, on a consolidated basis, we operated 65 hospital campuses in 21 states, having a total of 7,970 licensed beds.  We generate revenues primarily through hospital services offered at our facilities. We generated revenues of $1,263.7 million and $1,007.2 million during the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015 and 2014, respectively, we derived 45.5% and 45.4% of our revenues from the collective Medicare and Medicaid programs.    Payments made to our hospitals pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The hospital industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our hospitals.

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

Not only are our hospitals heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our hospitals to make changes in their facilities, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance.  Management anticipates that compliance expenses will continue to grow in the foreseeable future.  The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, medical necessity, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians.  Hospitals continue to be one of the primary focal areas of the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs.

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

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at March 31, 2015, only nine of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, CMS has recently indicated that in light of the availability of federal funding for Medicaid expansion, it may not be willing to continue to provide certain uncompensated care funding, which would likely have a more significant impact in the states that have not expanded their Medicaid programs.  Also, in March 2015, the U.S. Supreme Court heard oral arguments in a case known as King v. Burwell.  This case challenges the extension of premium subsidies to individuals residing in the 34 states that have federally-run health insurance exchanges. If the U.S. Supreme Court decides that the Affordable Care Act does not authorize premium subsidies to federally-run health insurance exchange participants, premium subsidies for individuals purchasing their insurance through federally-run health insurance exchanges would become unavailable and would likely result in many of those individuals dropping their coverage and increasing the number of uninsured.

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

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act.  These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On April 17, 2015, CMS published its hospital inpatient patient prospective system (“IPPS”) proposed rule for FFY 2016, which begins on October 1, 2015. Among other things, the proposed rule provides a payment rate increase of 1.1% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.6%, (ii) a 0.2% reduction required by the Affordable Care Act, and (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 25% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2016 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the proposed rule makes updates to the measures used in the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, and Hospital Readmissions Reduction Programs and would distribute $6.4 billion in Medicare DSH payments to hospitals in FFY 2016, which would be a decrease of $1.3 billion from the estimated amount that will be distributed for FFY 2015.  Overall, CMS estimates that under the proposed rule, total IPPS payments to hospitals will increase by 0.3% or $120 million in FFY 2016.

“Two Midnight Rule”

In the Medicare program’s IPPS final rule for FFY 2014, CMS issued the “two midnight rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A and provides that, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation.

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

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law.  Among other things, PAMA prohibits CMS from allowing recovery auditors to conduct inpatient hospital patient status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, and permits CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur on or after October 1, 2013 but before March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was signed into law by President Obama on April 16, 2015, extends the prohibition on recovery auditor inpatient hospital patient status reviews on claims with dates of admission through September 30, 2015, but it does allow CMS and its MACs to continue to conduct their pre-payment, “probe and educate” reviews for claims with dates of admission through that same date.

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

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount has historically been multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, President Obama signed MACRA into law.  Among other things, MACRA replaces the SGR formula with new systems for establishing the annual updates to payments made under the PFS.  Under MACRA, PFS payment rates would remain at their current levels through June 30, 2015, and would then be increased by 0.5% for the remainder of CY 2015.  PFS payment rates would be increased by 0.5% a year from CY 2016 through 2019 and would then remain at their CY 2019 levels through CY 2025.  Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program.  Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold.  In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance.  Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS.  Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year.  Payments for other providers would be increased by 0.25% per year.

Medicare Access and CHIP Reauthorization Act of 2015

In addition to delaying the enforcement of the two midnight rule and repealing the SGR, MACRA made changes to a number of payment and other provisions of the Medicare and Medicaid programs.  Among other things, MACRA:

•

Extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by the Medicare program, until October 1, 2017;

•

Extends the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located 15 road miles from another general acute care hospital and have less than 1,600 Medicare discharges each fiscal year, until October 1, 2017;

•	Extends funding for the Children’s Health Insurance Program through FFY 2017;
•	Permanently extends the Transitional Medicare Assistance Program, which provides Medicaid insurance coverage for families transitioning from welfare to work; and
•

Delays until October 1, 2018, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective October 1, 2017, and extends those reductions through FFY 2025.

The costs associated with the repeal of the SGR and the extension of the Medicare and Medicaid programs noted above would be partly covered by increased premiums for Medicare beneficiaries with relatively high income, reducing the updates to the Medicare program’s payment rates for certain providers of post-acute-care and long-term care services to 1% in 2018, and phasing the one-time 3.2 percentage point increase in IPPS payment rates that hospitals are scheduled to receive in FFY 2018 when the recoupments required by the ATRA have been completed in at 0.5 percentage points per year over six years beginning in FFY 2018.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), enacted into law as part of the American Recovery and Reinvestment Act of 2009,  includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

The HITECH Act, among other things, strengthened the HIPAA privacy and security requirements, significantly increased the penalties for violations of the HIPAA privacy and security regulations, imposed varying civil monetary penalties and created a private cause of action for state attorneys general for certain HIPAA violations, extended HIPAA’s security provisions to business associates, and created new security breach notification requirements.  The HITECH Act also created a federal breach notification law that mirrors protections that many states have passed in recent years.  In 2014, HHS announced its plan to survey approximately 800 organizations as the first step in selecting organizations for HIPAA audits, which are expected to occur in 2015. HHS officials have indicated that these audits will consist of a combination of remote audits and comprehensive onsite evaluations of covered entities and business associates and will focus on compliance with the HIPAA privacy, security and breach notification rules. HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues.

 On January 17, 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which includes, among other things, making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

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

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014, our self-pay revenues began to decrease primarily as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles and high co-payments.

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

bps.   Basis points.

Consolidated.    Consolidated information includes the results of our hospital support center, our same-hospital operations and the results of our recent acquisitions completed in 2015 and 2014.  Additionally, consolidated information includes the results of our hospitals that have previously been disposed, in addition to Putnam Community Medical Center (“Putnam”), which was classified as held for sale as of March 31, 2015.

Effective tax rate.  Provision for income taxes as a percentage of income before income taxes less net income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Same-hospital.  Same-hospital information includes the results of our hospital support center and the same 55 hospitals operated during the three months ended March 31, 2015 and 2014.  Same-hospital information excludes the results of our recent acquisitions completed in 2015 and 2014. Additionally, same-hospital information excludes our hospitals that have previously been disposed, in addition to Putnam,  which was classified as held for sale as of March 31, 2015.

For the Three Months Ended March 31, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,451.6	114.9%	$1,182.8	117.4%
Provision for doubtful accounts	187.9	14.9	175.6	17.4
Revenues	1,263.7	100.0	1,007.2	100.0

Salaries and benefits	611.2	48.4	474.8	47.1
Supplies	196.8	15.6	157.0	15.6
Other operating expenses	293.6	23.1	243.5	24.2
Other income	(11.7)	(0.9)	(13.9)	(1.4)
Depreciation and amortization	68.0	5.5	61.1	6.1
Interest expense, net	28.4	2.2	33.9	3.4
Impairment charges	11.6	0.9	-	-
	1,197.9	94.8	956.4	95.0

Income before income taxes	65.8	5.2	50.8	5.0
Provision for income taxes	23.8	1.9	13.1	1.3
Net income	42.0	3.3	37.7	3.7
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.1)	(0.2)	(0.6)	-
Net income attributable to LifePoint Hospitals, Inc.	$38.9	3.1%	$37.1	3.7%

Revenues

The following table presents the components of revenues for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended
	March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$1,451.6	$1,182.8	$268.8	22.7%
Provision for doubtful accounts	187.9	175.6	12.3	7.0
Revenues	$1,263.7	$1,007.2	$256.5	25.5

Same-hospital:
Revenues before provision for doubtful accounts	$1,151.9	$1,118.4	$33.5	3.0%
Provision for doubtful accounts	152.2	158.5	(6.3)	(4.0)
Revenues	$999.7	$959.9	$39.8	4.2

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$377.9	29.9%	$316.8	31.5%
Medicaid	197.4	15.6	140.2	13.9
HMOs, PPOs and other private insurers	681.1	53.9	536.6	53.2
Self-pay	164.3	13.0	167.2	16.6
Other	30.9	2.5	22.0	2.2
Revenues before provision for doubtful accounts	1,451.6	114.9	1,182.8	117.4
Provision for doubtful accounts	(187.9)	(14.9)	(175.6)	(17.4)
Revenues	$1,263.7	100.0%	$1,007.2	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues per equivalent admission - consolidated	$8,462	$8,309	$153	1.8
Revenues per equivalent admission - same-hospital	$8,471	$8,479	$(8)	(0.1)

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	61,053	52,066	8,987	17.3
Equivalent admissions	149,336	121,210	28,126	23.2
Medicare case mix index	1.40	1.38	0.02	1.4
Average length of stay (days)	5.0	4.8	0.2	4.2
Inpatient surgeries	16,185	13,477	2,708	20.1
Outpatient surgeries	57,561	45,834	11,727	25.6
Total surgeries	73,746	59,311	14,435	24.3
Emergency room visits	364,112	297,432	66,680	22.4
Outpatient factor	2.45	2.33	0.12	5.1

Same-hospital:
Admissions	48,410	48,608	(198)	(0.4)
Equivalent admissions	118,024	113,208	4,816	4.3
Medicare case mix index	1.40	1.39	0.01	0.7
Average length of stay (days)	4.9	4.8	0.1	2.1
Inpatient surgeries	12,377	12,780	(403)	(3.2)
Outpatient surgeries	46,245	43,715	2,530	5.8
Total surgeries	58,622	56,495	2,127	3.8
Emergency room visits	297,966	273,709	24,257	8.9
Outpatient factor	2.44	2.33	0.11	4.7

For the three months ended March 31, 2015, our same-hospital revenues before provision for doubtful accounts increased $33.5 million, or 3.0%, to $1,151.9 million as compared to $1,118.4 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions.  For the three months ended March 31, 2015, our same-hospital equivalent admissions increased 4.3% as compared to the same period last year, primarily as a result of a 3.8% increase in total surgeries and an 8.9% increase in emergency room visits.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
		% of		% of
	2015	Revenues	2014	Revenues	Decrease	% Decrease
Consolidated:
Related key indicators:
Charity care write-offs	$23.6	1.9%	$31.1	3.1%	$(7.5)	(23.9)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$164.3	13.0%	$167.2	16.6%	$(2.9)	(1.7)%
Net revenue days outstanding
(at end of period)	54.8	N/A	60.2	N/A	(5.4)	(9.0)%

Same-hospital:
Related key indicators:
Charity care write-offs	$17.0	1.7%	$29.6	3.1%	$(12.6)	(42.5)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$133.7	13.4%	$148.8	15.5%	$(15.1)	(10.1)%
Net revenue days outstanding
(at end of period)	56.2	N/A	59.7	N/A	(3.5)	(5.9)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended March 31, 2015, our provision for doubtful accounts increased by $12.3 million, or 7.0%, to $187.9 million on a consolidated basis and decreased by $6.3 million, or 4.0%, to $152.2 million on a same-hospital basis as compared to the same period last year. Same-hospital self-pay revenues decreased by $15.1 million over the same period last year. The decrease in same-hospital self-pay revenue is primarily due to a shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population as a result of healthcare reform and the expansion of Medicaid coverage. However, as patient financial responsibility has continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts has increased to reflect the difficulty in collecting these amounts. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2014 Annual Report on Form 10-K.

Our net revenue days outstanding at March 31, 2015 improved to 54.8 days compared to 60.2 days at March 31, 2014 on a consolidated basis.  On a same-hospital basis, our net revenue days outstanding at March 31, 2015 improved to 56.2 days compared to 59.7 days at March 31, 2014.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$611.2	48.4%	$474.8	47.1%	$136.4	28.7%
Man-hours per equivalent admission	112	N/A	109	N/A	3	2.8%
Salaries and benefits per equivalent
admission	$4,095	N/A	$3,909	N/A	$186	4.8%

For the three months ended March 31, 2015, our salaries and benefits expense increased to $611.2 million, or 28.7%, as compared to $474.8 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$196.8	15.6%	$157.0	15.6%	$39.8	25.3%
Supplies per equivalent admission	$1,318	N/A	$1,295	N/A	$23	1.8%

For the three months ended March 31, 2015, our supplies expense increased to $196.8 million, or 25.3%, as compared to $157.0 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$45.9	3.6%	$37.0	3.7%	$8.9	24.2%
Utilities	23.0	1.8	19.9	2.0	3.1	15.6
Repairs and maintenance	34.8	2.8	27.0	2.7	7.8	28.8
Rents and leases	13.1	1.0	10.5	1.0	2.6	25.4
Insurance	14.1	1.1	10.1	1.0	4.0	39.4
Physician recruiting	5.5	0.4	6.0	0.6	(0.5)	(7.2)
Contract services	88.7	7.0	71.8	7.1	16.9	23.5
Non-income taxes	32.5	2.6	28.7	2.9	3.8	13.0
Other	36.0	2.8	32.5	3.2	3.5	10.8
	$293.6	23.1	$243.5	24.2	$50.1	20.6%

For the three months ended March 31, 2015, our other operating expenses increased to $293.6 million, or 20.6%, as compared to $243.5 million for the same period last year primarily as a result of our recent acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended March 31, 2015, we recognized $11.7 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $13.9 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended March 31, 2015, our depreciation and amortization expense increased by $6.9 million, or 11.2%  to $68.0 million, or 5.5% of revenues, as compared to $61.1 million, or 6.1% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense decreased by $5.5 million, or 16.3% to $28.4 million for the three months ended March 31, 2015 as compared to $33.9 million for the same period last year.  The decrease in our interest expense is partially attributable to a decrease in our total debt outstanding during the three months ended March 31, 2015 as compared to the same period last year.  Additionally, for the three months ended March 31, 2015, the effective interest rate on our weighted average borrowings decreased to 4.8% as compared to 5.3% for the same period last year.    For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with our entry into a definitive agreement to sell the assets of Putnam, we recognized an impairment charge of $8.6 million, $5.6 million net of income taxes, or $0.12 loss per diluted share, during the three months ended March 31, 2015.  The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Additionally, during the three months ended March 31, 2015, we recognized additional impairment charges totaling $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

Provision for Income Taxes

Our provision for income taxes was $23.8 million, or 1.9% of revenues, for the three months ended March 31, 2015, as compared to $13.1 million, or 1.3% of revenues, for the same period last year.  The effective tax rate increased to 37.9% for the three months ended March 31, 2015, as compared to 26.1% for the same period last year.  Our effective tax rate was lower for the three months ended March 31, 2014 as a result of the reversal of a $6.0 million valuation allowance that was established in 2013 against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions.

The following table presents summarized cash flow information for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$179.6	$108.6
Less: Purchases of property and equipment	(41.1)	(22.5)
Free operating cash flow	138.5	86.1
Acquisitions, net of cash acquired	(13.3)	(60.6)
Payments of borrowings	(2.8)	-
Repurchases of common stock	(33.8)	(135.8)
Proceeds from exercise of stock options	7.0	7.2
Other	(5.2)	(2.5)
Net change in cash and cash equivalents	$90.4	$(105.6)

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by operating activities less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Our cash flows provided by operating activities for the three months ended March 31, 2015 were positively impacted by higher net income, excluding the impact of certain non-cash charges, and an improvement in our collection efforts of outstanding accounts receivable as a result of the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended
	March 31,
	2015	2014
Capital and routine projects	$31.0	$16.5
Information systems	10.1	6.0
	41.1	22.5
Depreciation expense	67.2	60.4
Ratio of capital expenditures to depreciation expense	61.2%	37.3%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first three months of 2015 is as follows (in millions):

			Amortization of
	December 31,	Payments of	Debt Discounts	March 31,
	2014	Borrowings	and Premium	2015
Senior Credit Agreement:
Term Facility	$421.9	$(2.8)	$-	$419.1
Incremental Term Loans	222.6	-	-	222.6
6.625% Senior Notes	400.0	-	-	400.0
5.5% Senior Notes	1,100.0	-		1,100.0
Unamortized debt discount	(1.0)	-	0.1	(0.9)
Unamortized debt premium	10.9	-	(0.4)	10.5
Capital and financing leases	64.1	(0.6)	-	63.5
	$2,218.5	$(3.4)	$(0.3)	$2,214.8

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31,	December 31,	Increase
	2015	2014	(Decrease)
Current portion of long-term debt	$22.0	$19.2	$2.8
Long-term debt	2,192.8	2,199.3	(6.5)
Unamortized discount on debt instrument	0.9	1.0	(0.1)
Unamortized premium on debt instrument	(10.5)	(10.9)	0.4
Total debt, excluding unamortized discount and premium	2,205.2	2,208.6	(3.4)
Total LifePoint Hospitals, Inc. stockholders' equity	2,175.1	2,154.6	20.5
Total capitalization	$4,380.3	$4,363.2	$17.1
Total debt to total capitalization	50.3%	50.6%	(30)	bps

Percentage of:
Fixed rate debt, excluding unamortized discounts and premium	70.9%	70.8%
Variable rate debt, excluding unamortized discounts and premium	29.1	29.2
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Company’s Senior Credit Agreement, which was issued effective July 24, 2012 and matures on July 24, 2017, provides for the senior secured term loan facility (the “Term Facility”), the senior secured incremental term loans (the “Incremental Term Loans”) and a $350.0 million senior secured revolving credit facility (the “Revolving Facility”).  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  Additionally, the Term Facility and Incremental Term Loans are subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.  The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March 31, 2015, we had $17.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $332.2 million as of March 31, 2015.

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

As of March 31, 2015, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.93% and 2.68%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.18% for both the Term Facility and the Incremental Term Loans as of March 31, 2015.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2014 to June 30, 2015	4.75:1.00
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of March 31, 2015.

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

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2015 as compared to 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions. At March 31, 2015, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $107.0 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

We believe that cash generated from our operations and borrowings available under the Senior Credit Agreement will be sufficient to meet our working capital needs, the purchase prices for certain small to mid-size hospital acquisitions, planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2015,  there were no material changes in our contractual obligations as presented in our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had $17.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Accounting Policies Not Yet Adopted

ASU 2015-2, “Consolidation”

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification.  The provisions of ASU 2015-2 are effective for annual periods beginning after December 15, 2015.  The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2015-2 will have on our financial position, results of operation, cash flows and financial disclosures.

ASU 2014-9, “Revenue from Contracts with Customers”

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”).  ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”    The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2015, we had outstanding debt, excluding a  $0.9 million unamortized debt discount and a $10.5 million unamortized debt premium, of $2,205.2 million, 29.1%, or $641.7 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes and the 5.5% Senior Notes as of March 31, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$419.1	$421.9	$417.0	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.6	$222.0
6.625% Senior Notes	$400.0	$400.0	$420.5	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,152.3	$1,130.3

The fair values of our long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2015. As a result, the interest rate market risk implicit in these investments at March 31, 2015, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

The Affordable Care Act imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within the later of 60 days of identification or the date any corresponding cost report is due (if applicable). Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the Stark law); and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s cash or cash equivalent indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at March 31, 2015, we have recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, we and two of our hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the DOJ. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General Hospital produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and we continue to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, we notified patients of these two physicians who may have received an unnecessary procedure of such fact.

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 17 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.    In March 2015, we removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Through April 24, 2015, six plaintiffs have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. We cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of March 31, 2015.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”) and a repurchase plan adopted in 2014 (the “2014 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through October 1, 2015. We are not obligated to repurchase any specific number of shares under the 2014 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, we repurchased approximately 2.4 million shares for an aggregate purchase price, including commissions, of $128.6 million at an average purchase price of $53.22 per share during the three months ended March 31, 2014.   In connection with the 2014 Repurchase Plan, we repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the three months ended March 31, 2015. As of March 31, 2015, we had remaining authority to repurchase $75.0 million in shares in accordance with the 2014 Repurchase Plan.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March 31, 2015 and 2014 for an aggregate purchase price of approximately $8.8 million and $7.2 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2015:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
	Purchased (a)	per Share	Program	(In millions)
January 1, 2015 to January 31, 2015	330,042	$67.96	324,055	$78.0
February 1, 2015 to February 28, 2015	163,147	$69.51	44,328	$75.0
March 1, 2015 to March 31, 2015	-	$-	-	$75.0
Total	493,189	$68.48	368,383	$75.0

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference from exhibits to the
Registration Statement on Form S-8 filed by LifePoint Hospitals, Inc. on April 19, 2005, File No.
333-124151).

3.2	-	Fifth Amended and Restated By-Laws of LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 17, 2014, File No.
000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

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

Date: May 1, 2015

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