Form 10-Q
period 2015-06-30
LIFEPOINT HEALTH, INC.
filed 2015-07-31
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51251

________________

LifePoint Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1538254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 Seven Springs Way Brentwood, Tennessee	37027
(Address Of Principal Executive Offices)	(Zip Code)

(615) 920-7000

(Registrant’s Telephone Number, Including Area Code)

LifePoint Hospitals, Inc.

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

As of July 24, 2015, the number of outstanding shares of the registrant’s Common Stock was 44,408,519.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues before provision for doubtful accounts	$1,469.8	$1,246.2	$2,921.4	$2,429.0
Provision for doubtful accounts	199.4	199.2	387.3	374.8
Revenues	1,270.4	1,047.0	2,534.1	2,054.2

Salaries and benefits	606.8	488.5	1,218.0	963.3
Supplies	194.1	162.5	390.9	319.5
Other operating expenses	308.7	258.3	602.3	501.8
Other income	(14.2)	(21.0)	(25.9)	(34.9)
Depreciation and amortization	68.9	60.9	136.9	122.0
Interest expense, net	28.1	31.3	56.5	65.2
Impairment charges	-	-	11.6	-
	1,192.4	980.5	2,390.3	1,936.9

Income before income taxes	78.0	66.5	143.8	117.3
Provision for income taxes	28.2	24.7	52.0	37.8
Net income	49.8	41.8	91.8	79.5
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(3.4)	(2.7)	(6.5)	(3.3)
Net income attributable to LifePoint Health, Inc.	$46.4	$39.1	$85.3	$76.2

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.05	$0.88	$1.93	$1.69
Diluted	$1.00	$0.84	$1.84	$1.61

Weighted average shares and dilutive securities outstanding:
Basic	44.2	44.5	44.2	45.2
Diluted	46.4	46.5	46.2	47.3

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2015	2014 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$422.8	$191.5
Accounts receivable, less allowances for doubtful accounts of $724.3 and $709.5 at
June 30, 2015 and December 31, 2014, respectively	724.5	752.6
Inventories	118.0	115.2
Prepaid expenses	50.5	45.4
Income taxes receivable	14.1	33.0
Deferred tax assets	68.2	72.8
Other current assets	39.8	85.7
	1,437.9	1,296.2
Property and equipment:
Land	132.7	134.8
Buildings and improvements	2,184.5	2,155.9
Equipment	1,629.0	1,633.8
Construction in progress (estimated costs to complete and equip after June 30, 2015 is $157.1)	96.3	72.9
	4,042.5	3,997.4
Accumulated depreciation	(1,714.2)	(1,619.9)
	2,328.3	2,377.5
Deferred loan costs, net	28.9	31.7
Intangible assets, net	69.4	69.1
Other assets	54.2	46.4
Goodwill	1,634.4	1,636.1
Total assets	$5,553.1	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154.8	$158.5
Accrued salaries	186.9	202.4
Other current liabilities	227.8	203.2
Current maturities of long-term debt	24.9	19.2
	594.4	583.3
Long-term debt	2,186.2	2,199.3
Deferred income tax liabilities	186.8	187.5
Long-term portion of reserves for self-insurance claims	144.0	133.2
Other long-term liabilities	85.1	84.7
Total liabilities	3,196.5	3,188.0

Redeemable noncontrolling interests	89.4	87.1

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,572,998 and
66,245,310 shares issued at June 30, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	1,529.3	1,496.2
Accumulated other comprehensive loss	(4.4)	(4.4)
Retained earnings	1,558.4	1,473.1
Common stock in treasury, at cost, 22,165,729 and 21,672,250 shares at June 30, 2015
and December 31, 2014, respectively	(844.8)	(811.0)
Total LifePoint Health, Inc. stockholders' equity	2,239.2	2,154.6
Noncontrolling interests	28.0	27.3
Total equity	2,267.2	2,181.9
Total liabilities and equity	$5,553.1	$5,457.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$49.8	$41.8	$91.8	$79.5
Adjustments to reconcile net income to net cash provided by
operating activities:
Stock-based compensation	7.4	6.4	15.0	13.1
Depreciation and amortization	68.9	60.9	136.9	122.0
Amortization of physician minimum revenue guarantees	3.1	3.8	6.3	7.7
Amortization of debt discounts, premium and deferred loan costs	1.3	4.3	2.5	11.6
Impairment charges	-	-	11.6	-
Deferred income taxes (benefit)	(1.5)	36.5	10.8	(5.1)
Reserve for self-insurance claims, net of payments	4.7	(1.4)	8.8	4.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	21.0	22.2	27.2	(28.3)
Inventories, prepaid expenses and other current assets	39.0	(2.7)	53.1	20.4
Accounts payable, accrued salaries and other current liabilities	(18.3)	(31.3)	(14.3)	(31.6)
Income taxes payable/receivable	11.0	(71.8)	19.0	(19.3)
Other	2.0	(0.7)	(0.7)	1.9
Net cash provided by operating activities	188.4	68.0	368.0	176.6

Cash flows from investing activities:
Purchases of property and equipment	(53.1)	(31.2)	(94.2)	(53.7)
Acquisitions, net of cash acquired	(12.5)	(27.2)	(25.8)	(87.8)
Proceeds from sale of hospital	18.8	-	18.8	-
Other	1.6	0.1	1.8	(0.4)
Net cash used in investing activities	(45.2)	(58.3)	(99.4)	(141.9)

Cash flows from financing activities:
Proceeds from borrowings	-	412.0	-	412.0
Payments of borrowings	(2.8)	(579.8)	(5.6)	(579.8)
Repurchases of common stock	-	(36.1)	(33.8)	(171.9)
Proceeds from exercise of stock options	3.8	11.1	10.8	18.3
Other	(3.3)	(7.2)	(8.7)	(9.2)
Net cash used in financing activities	(2.3)	(200.0)	(37.3)	(330.6)

Change in cash and cash equivalents	140.9	(190.3)	231.3	(295.9)
Cash and cash equivalents at beginning of period	281.9	532.3	191.5	637.9
Cash and cash equivalents at end of period	$422.8	$342.0	$422.8	$342.0

Supplemental disclosure of cash flow information:
Interest payments	$47.1	$56.9	$51.6	$60.6
Capitalized interest	$0.4	$0.1	$0.8	$0.3
Income tax payments, net	$18.6	$60.0	$22.2	$62.3

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2014 (a)	44.6	$0.7	$1,496.2	$(4.4)	$1,473.1	$(811.0)	$27.3	$2,181.9
Net income	-	-	-	-	85.3	-	2.3	87.6
Exercise of stock options and tax
benefits of stock-based awards	0.3	-	17.7	-	-	-	-	17.7
Stock-based compensation	-	-	15.0	-	-	-	-	15.0
Repurchases of common stock,
at cost	(0.5)	-	-	-	-	(33.8)	-	(33.8)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	0.4	-	-	-	(0.3)	0.1
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.3)	(1.3)
Balance at June 30, 2015	44.4	$0.7	$1,529.3	$(4.4)	$1,558.4	$(844.8)	$28.0	$2,267.2

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Note 1. Organization, Basis of Presentation and Accounting Standards Not Yet Adopted

Organization

LifePoint Health, Inc.,  formerly known as LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 20 states throughout the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Health, Inc. and its subsidiaries are referred to herein as the “Company.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounting Standards Not Yet Adopted

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”).  The provisions of ASU 2015-2 are effective for annual reporting periods beginning after December 15, 2015.  The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of ASU 2015-2 will have on its financial position, results of operation, cash flows and financial disclosures.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years.    Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$370.0	29.1%	$325.0	31.0%	$747.9	29.5%	$641.8	31.2%
Medicaid	207.4	16.3	149.8	14.3	404.8	16.0	290.0	14.1
HMOs, PPOs and other private
insurers	683.0	53.8	577.6	55.1	1,364.1	53.8	1,114.2	54.3
Self-pay	178.4	14.0	172.3	16.5	342.7	13.5	339.5	16.5
Other	31.0	2.5	21.5	2.1	61.9	2.5	43.5	2.1
Revenues before provision for
doubtful accounts	1,469.8	115.7	1,246.2	119.0	2,921.4	115.3	2,429.0	118.2
Provision for doubtful accounts	(199.4)	(15.7)	(199.2)	(19.0)	(387.3)	(15.3)	(374.8)	(18.2)
Revenues	$1,270.4	100.0%	$1,047.0	100.0%	$2,534.1	100.0%	$2,054.2	100.0%

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2015 (in millions):

Balance at January 1, 2015	$709.5
Additions recognized as a reduction to revenues	387.3
Accounts written off, net of recoveries	(372.5)
Balance at June 30, 2015	$724.3

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 50.0% and 48.5% as of June 30, 2015 and December 31, 2014, respectively. Additionally, as of June 30, 2015 and December 31, 2014, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 87.6% and 88.4%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $61.7 million and $53.9 million for the three months ended June 30, 2015 and 2014, respectively, and $115.6 million and $106.1 million for the six months ended June 30, 2015 and 2014, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $7.9 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, and $16.0 million and $14.6 million for the six months ended June 30, 2015 and 2014, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), and 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) as of June 30, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$416.3	$421.9	$415.2	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.0	$222.0
6.625% Senior Notes	$400.0	$400.0	$417.0	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,138.5	$1,130.3

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Common Stock Warrant

As partial consideration in connection with the Company’s acquisition of Conemaugh Health System (“Conemaugh”), the Company issued a warrant to the seller.  The warrant, classified as a liability, is marked-to-market using an option pricing model which considers the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions.  Since all significant inputs are market-based and observable, the warrant is categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  As of June 30, 2015 and December 31, 2014, the fair value of the warrant was approximately $11.6 million and $9.2 million, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other long-term liabilities”.

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

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements related to its 2014 acquisitions for a total of $22.3 million during the six months ended June 30, 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Note 6. Divestitures and Impairment Charges

Effective May 1, 2015, the Company sold Putnam Community Medical Center (“Putnam”) located in Palatka, Florida for $18.8 million, including net working capital.  Included in the accompanying unaudited condensed consolidated statements of operations is a  net loss before income taxes attributable to Putnam of $2.7 million for the six months ended June 30, 2015 and net income before income taxes attributable to Putnam of $2.3 million for the six months ended June 30, 2014.

In connection with the Company’s sale of Putnam, the Company recognized an impairment charge of $8.6 million, $5.6 million net of income taxes, or $0.12 loss per diluted share, during the six months ended June 30, 2015. The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Additionally, during the six months ended June 30, 2015, the Company recognized additional impairment charges totaling $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (in millions):

	June 30,	December 31,
	2015	2014
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$54.2	$62.3
Accumulated amortization	(32.3)	(35.5)
Net total	21.9	26.8
Non-competition agreements and other
Gross carrying amount	25.1	23.6
Accumulated amortization	(17.2)	(15.9)
Net total	7.9	7.7
Total amortized intangible assets
Gross carrying amount	79.3	85.9
Accumulated amortization	(49.5)	(51.4)
Net total	29.8	34.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	29.8	29.5
Licenses, provider numbers, accreditations and other	9.8	5.1
Net total	39.6	34.6

Total intangible assets:
Gross carrying amount	118.9	120.5
Accumulated amortization	(49.5)	(51.4)
Net total	$69.4	$69.1

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $8.4 million and $9.3 million as of June 30, 2015 and December 31, 2014, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Licenses, Provider Numbers, Accreditations and Other

To operate certain of its facilities, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies.  The Company has determined that these intangible assets have an indefinite useful life.

Note 8. Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through October 1, 2015. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 3, 2016. The Company is not obligated to repurchase any specific number of shares under any of its repurchase plans.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, the Company repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of $164.7 million at an average purchase price of $54.33 per share during the six months ended June 30, 2014.   In connection with the 2014 Repurchase Plan, the Company repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the six months ended June 30, 2015.  As of June 30, 2015, the Company had remaining authority to repurchase $75.0 million and $150.0 million in shares in accordance with the 2014 Repurchase Plan and 2015 Repurchase Plan, respectively.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed 0.1 million shares vested under these plans during each of the six months ended June 30, 2015 and 2014 for an aggregate purchase price of approximately $8.8 million and $7.2 million, respectively. The Company has designated these shares as treasury stock.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

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

Stock Options

The Company granted options to purchase 823,750 and 712,950 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the six months ended June 30, 2015 and 2014, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the six months ended June 30, 2015 and 2014 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Expected volatility	29.0%	29.0%
Risk-free interest rate, minimum	0.01%	0.05%
Risk-free interest rate, maximum	2.20%	2.71%
Expected dividends	-	-
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$18.66	$13.95

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $8.1 million and $9.5 million, respectively. The Company received $3.8 million and $11.1 million in cash from stock option exercises for the three months ended June 30, 2015 and 2014, respectively, and $10.8 million and $18.3 million in cash from stock option exercises for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1.9 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $18.6 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.5 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Other Stock-Based Awards

The Company granted a total of 289,919 and 366,271 restricted stock units and performance-based restricted stock units to certain officers,  employees and non-employee directors in accordance with the 2013 LTIP during the six months ended June 30, 2015 and 2014, respectively. The fair value of the restricted stock units was determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.  The fair value of the performance-based restricted stock units was estimated using the Monte-Carlo simulation valuation model as more fully described below. The restricted stock units and performance-based restricted stock units granted during the six months ended June 30, 2015 and 2014 generally have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the six months ended June 30,  2015 and 2014, 145,000 and 236,000, respectively, were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. For the performance-based restricted stock units granted during the six months ended June 30, 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units.  For the performance-based restricted stock units granted during the six months ended June 30, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, these awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash.  The Company recognizes compensation expense for the portion of the performance-based restricted stock units that will ultimately be settled in the Company’s common stock for the targeted units if the requisite service period is rendered, even if the market condition is never satisfied.  Additionally, the Company classifies as a liability and recognizes compensation expense for the portion of the award that will ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value which has been marked-to-market.

As of June 30, 2015,  there was $35.9 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Equity awards:
Other stock-based awards	$4.8	$4.2	$9.5	$8.5
Stock options	2.6	2.2	5.5	4.6
	7.4	6.4	15.0	13.1
Liability awards:
Other stock-based awards	3.0	0.5	3.7	0.7
Total stock-based compensation expense	$10.4	$6.9	$18.7	$13.8
Tax benefit on stock-based compensation expense	$4.1	$2.7	$7.4	$5.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2015 or 2014. As of June 30, 2015, there was $54.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.7 years.

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

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at June 30, 2015 has recorded a reserve for Marquette General of $18.0 million.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

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

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 28 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Through ~~July~~ 31, 2015, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 17 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through July 31, 2015, 23 additional patients have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. The Company cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of June 30, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $19.3 million at June 30, 2015.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $8.4 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $96.3 million in costs related to uncompleted projects as of June 30, 2015, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2015, these uncompleted projects had an estimated cost to complete and equip of approximately $157.1 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At June 30, 2015, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,595.4 million.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share attributable to
LifePoint Health, Inc.:
Net income	$49.8	$41.8	$91.8	$79.5
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.4)	(2.7)	(6.5)	(3.3)
Net income attributable to LifePoint Health, Inc.	$46.4	$39.1	$85.3	$76.2

Denominator:
Weighted average shares outstanding - basic	44.2	44.5	44.2	45.2
Effect of dilutive securities:
Stock options and other stock-based awards	2.2	1.7	2.0	1.6
Convertible debt instruments	-	0.3	-	0.5
Weighted average shares outstanding - diluted	46.4	46.5	46.2	47.3

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$1.05	$0.88	$1.93	$1.69
Diluted	$1.00	$0.84	$1.84	$1.61

The Company’s previously outstanding convertible debt instruments have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014 whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding.  Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the three and six months ended June 30, 2015 and 2014.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$856.3	$613.5	$-	$1,469.8
Provision for doubtful accounts	-	131.6	67.8	-	199.4
Revenues	-	724.7	545.7	-	1,270.4

Salaries and benefits	10.4	332.1	264.3	-	606.8
Supplies	-	104.6	89.5	-	194.1
Other operating expenses	1.1	190.0	117.6	-	308.7
Other income	-	(8.0)	(6.2)	-	(14.2)
Equity in earnings of affiliates	(71.6)	-	-	71.6	-
Depreciation and amortization	-	44.5	24.4	-	68.9
Interest expense, net	8.3	16.5	3.3	-	28.1
Management (income) fees	-	(17.0)	17.0	-	-
	(51.8)	662.7	509.9	71.6	1,192.4
Income before income taxes	51.8	62.0	35.8	(71.6)	78.0
Provision for income taxes	5.4	22.8	-	-	28.2
Net income	46.4	39.2	35.8	(71.6)	49.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.7)	(1.7)	-	(3.4)
Net income attributable to LifePoint
Health, Inc.	$46.4	$37.5	$34.1	$(71.6)	$46.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$861.8	$384.4	$-	$1,246.2
Provision for doubtful accounts	-	140.4	58.8	-	199.2
Revenues	-	721.4	325.6	-	1,047.0

Salaries and benefits	6.9	323.5	158.1	-	488.5
Supplies	-	104.4	58.1	-	162.5
Other operating expenses	-	187.2	71.1	-	258.3
Other income	-	(15.2)	(5.8)	-	(21.0)
Equity in earnings of affiliates	(57.6)	-	-	57.6	-
Depreciation and amortization	-	46.1	14.8	-	60.9
Interest expense, net	11.8	17.7	1.8	-	31.3
Management (income) fees	-	(4.9)	4.9	-	-
	(38.9)	658.8	303.0	57.6	980.5
Income before income taxes	38.9	62.6	22.6	(57.6)	66.5
(Benefit) provision for income taxes	(0.2)	24.9	-	-	24.7
Net income	39.1	37.7	22.6	(57.6)	41.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.5)	-	(2.7)
Net income attributable to LifePoint
Health, Inc.	$39.1	$37.5	$20.1	$(57.6)	$39.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,691.3	$1,230.1	$-	$2,921.4
Provision for doubtful accounts	-	246.8	140.5	-	387.3
Revenues	-	1,444.5	1,089.6	-	2,534.1

Salaries and benefits	18.7	663.4	535.9	-	1,218.0
Supplies	-	209.4	181.5	-	390.9
Other operating expenses	(0.2)	368.8	233.7	-	602.3
Other income	-	(17.8)	(8.1)	-	(25.9)
Equity in earnings of affiliates	(131.1)	-	-	131.1	-
Depreciation and amortization	-	89.9	47.0	-	136.9
Interest expense, net	16.9	32.9	6.7	-	56.5
Impairment charges	-	11.6	-	-	11.6
Management (income) fees	-	(25.5)	25.5	-	-
	(95.7)	1,332.7	1,022.2	131.1	2,390.3
Income before income taxes	95.7	111.8	67.4	(131.1)	143.8
Provision for income taxes	10.4	41.6	-	-	52.0
Net income	85.3	70.2	67.4	(131.1)	91.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.9)	(4.6)	-	(6.5)
Net income attributable to LifePoint
Health, Inc.	$85.3	$68.3	$62.8	$(131.1)	$85.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,699.8	$729.2	$-	$2,429.0
Provision for doubtful accounts	-	268.7	106.1	-	374.8
Revenues	-	1,431.1	623.1	-	2,054.2

Salaries and benefits	13.8	648.0	301.5	-	963.3
Supplies	-	207.1	112.4	-	319.5
Other operating expenses	-	367.9	133.9	-	501.8
Other income	-	(28.8)	(6.1)	-	(34.9)
Equity in earnings of affiliates	(113.9)	-	-	113.9	-
Depreciation and amortization	-	91.4	30.6	-	122.0
Interest expense, net	26.1	34.7	4.4	-	65.2
Management (income) fees	-	(10.0)	10.0	-	-
	(74.0)	1,310.3	586.7	113.9	1,936.9
Income before income taxes	74.0	120.8	36.4	(113.9)	117.3
(Benefit) provision for income taxes	(2.2)	40.0	-	-	37.8
Net income	76.2	80.8	36.4	(113.9)	79.5
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.4)	(2.9)	-	(3.3)
Net income attributable to LifePoint
Health, Inc.	$76.2	$80.4	$33.5	$(113.9)	$76.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$316.7	$106.1	$-	$422.8
Accounts receivable, net	-	447.6	276.9	-	724.5
Inventories	-	71.3	46.7	-	118.0
Prepaid expenses	-	32.8	17.7	-	50.5
Income taxes receivable	14.1	-	-	-	14.1
Deferred tax assets	68.2	-	-	-	68.2
Other current assets	-	22.4	17.4	-	39.8
	82.3	890.8	464.8	-	1,437.9
Property and equipment:
Land	-	70.7	62.0	-	132.7
Buildings and improvements	-	1,531.7	652.8	-	2,184.5
Equipment	-	1,280.1	348.9	-	1,629.0
Construction in progress	-	65.6	30.7	-	96.3
	-	2,948.1	1,094.4	-	4,042.5
Accumulated depreciation	-	(1,448.6)	(265.6)	-	(1,714.2)
	-	1,499.5	828.8	-	2,328.3
Deferred loan costs, net	28.9	-	-	-	28.9
Intangible assets, net	-	29.7	39.7	-	69.4
Investments in subsidiaries	2,157.1	-	-	(2,157.1)	-
Due from subsidiaries	2,329.3	-	-	(2,329.3)	-
Other assets	8.0	21.7	24.5	-	54.2
Goodwill	-	1,435.3	199.1	-	1,634.4
Total assets	$4,605.6	$3,877.0	$1,556.9	$(4,486.4)	$5,553.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$85.2	$69.6	$-	$154.8
Accrued salaries	-	110.0	76.9	-	186.9
Other current liabilities	18.1	130.5	79.2	-	227.8
Current maturities of long-term debt	22.5	1.0	1.4	-	24.9
	40.6	326.7	227.1	-	594.4
Long-term debt	2,125.7	48.4	12.1	-	2,186.2
Due to Parent	-	1,729.2	600.1	(2,329.3)	-
Deferred income tax liabilities	186.8	-	-	-	186.8
Long-term portion of reserves for self-insurance claims	-	107.2	36.8	-	144.0
Other long-term liabilities	13.3	25.5	46.3	-	85.1
Total liabilities	2,366.4	2,237.0	922.4	(2,329.3)	3,196.5
Redeemable noncontrolling interests	-	-	89.4	-	89.4
Total LifePoint Health, Inc. stockholders' equity	2,239.2	1,638.4	518.7	(2,157.1)	2,239.2
Noncontrolling interests	-	1.6	26.4	-	28.0
Total equity	2,239.2	1,640.0	545.1	(2,157.1)	2,267.2
Total liabilities and equity	$4,605.6	$3,877.0	$1,556.9	$(4,486.4)	$5,553.1

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$62.0	$129.5	$-	$191.5
Accounts receivable, net	-	451.4	301.2	-	752.6
Inventories	-	71.3	43.9	-	115.2
Prepaid expenses	0.1	29.1	16.2	-	45.4
Income taxes receivable	33.0	-	-	-	33.0
Deferred tax assets	72.8	-	-	-	72.8
Other current assets	-	53.5	32.2	-	85.7
	105.9	667.3	523.0	-	1,296.2
Property and equipment:
Land	-	70.0	64.8	-	134.8
Buildings and improvements	-	1,542.2	613.7	-	2,155.9
Equipment	-	1,289.9	343.9	-	1,633.8
Construction in progress	-	49.6	23.3	-	72.9
	-	2,951.7	1,045.7	-	3,997.4
Accumulated depreciation	-	(1,398.3)	(221.6)	-	(1,619.9)
	-	1,553.4	824.1	-	2,377.5
Deferred loan costs, net	31.7	-	-	-	31.7
Intangible assets, net	-	34.6	34.5	-	69.1
Investments in subsidiaries	2,025.6	-	-	(2,025.6)	-
Due from subsidiaries	2,352.1	-	-	(2,352.1)	-
Other assets	6.6	19.4	20.4	-	46.4
Goodwill	-	1,440.5	195.6	-	1,636.1
Total assets	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$90.4	$68.1	$-	$158.5
Accrued salaries	-	130.9	71.5	-	202.4
Other current liabilities	14.5	112.7	76.0	-	203.2
Current maturities of long-term debt	16.9	0.9	1.4	-	19.2
	31.4	334.9	217.0	-	583.3
Long-term debt	2,137.5	49.1	12.7	-	2,199.3
Due to Parent	-	1,634.6	717.5	(2,352.1)	-
Deferred income tax liabilities	187.5	-	-	-	187.5
Long-term portion of reserves for self-insurance claims	-	103.1	30.1	-	133.2
Other long-term liabilities	10.9	24.7	49.1	-	84.7
Total liabilities	2,367.3	2,146.4	1,026.4	(2,352.1)	3,188.0
Redeemable noncontrolling interests	-	-	87.1	-	87.1
Total LifePoint Health, Inc. stockholders' equity	2,154.6	1,567.0	458.6	(2,025.6)	2,154.6
Noncontrolling interests	-	1.8	25.5	-	27.3
Total equity	2,154.6	1,568.8	484.1	(2,025.6)	2,181.9
Total liabilities and equity	$4,521.9	$3,715.2	$1,597.6	$(4,377.7)	$5,457.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$46.4	$39.2	$35.8	$(71.6)	$49.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of affiliates	(71.6)	-	-	71.6	-
Stock-based compensation	7.4	-	-	-	7.4
Depreciation and amortization	-	44.5	24.4	-	68.9
Amortization of physician minimum revenue guarantees	-	2.7	0.4	-	3.1
Amortization of debt discounts, premium and deferred loan costs	1.3	-	-	-	1.3
Deferred income tax benefit	(1.5)	-	-	-	(1.5)
Reserve for self-insurance claims, net of payments	-	2.1	2.6	-	4.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	4.0	17.0	-	21.0
Inventories, prepaid expenses and other current assets	-	25.2	13.8	-	39.0
Accounts payable, accrued salaries and other current liabilities	(16.2)	(8.2)	6.1	-	(18.3)
Income taxes payable/receivable	11.0	-	-	-	11.0
Other	0.5	1.2	0.3	-	2.0
Net cash (used in) provided by operating activities	(22.7)	110.7	100.4	-	188.4

Cash flows from investing activities:
Purchases of property and equipment	-	(17.3)	(35.8)	-	(53.1)
Acquisitions, net of cash acquired	-	(1.2)	(11.3)	-	(12.5)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	1.8	(1.3)	1.1	-	1.6
Net cash provided by (used in) investing activities	1.8	(1.0)	(46.0)	-	(45.2)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Proceeds from exercise of stock options	3.8	-	-	-	3.8
Change in intercompany balances with affiliates, net	20.0	42.8	(62.8)	-	-
Other	(0.1)	-	(3.2)	-	(3.3)
Net cash provided by (used in) financing activities	20.9	42.8	(66.0)	-	(2.3)

Change in cash and cash equivalents	-	152.5	(11.6)	-	140.9
Cash and cash equivalents at beginning of period	-	164.2	117.7	-	281.9
Cash and cash equivalents at end of period	$-	$316.7	$106.1	$-	$422.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.1	$37.7	$22.6	$(57.6)	$41.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of affiliates	(57.6)	-	-	57.6	-
Stock-based compensation	6.4	-	-	-	6.4
Depreciation and amortization	-	46.1	14.8	-	60.9
Amortization of physician minimum revenue guarantees	-	3.3	0.5	-	3.8
Amortization of debt discounts, premium and deferred loan costs	4.3	-	-	-	4.3
Deferred income taxes	36.5	-	-	-	36.5
Reserve for self-insurance claims, net of payments	-	(1.4)	-	-	(1.4)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	2.9	19.3	-	22.2
Inventories, prepaid expenses and other current assets	(0.3)	(5.2)	2.8	-	(2.7)
Accounts payable, accrued salaries and other current liabilities	(21.0)	(16.6)	6.3	-	(31.3)
Income taxes payable/receivable	(71.8)	-	-	-	(71.8)
Other	-	0.2	(0.9)	-	(0.7)
Net cash (used in) provided by operating activities	(64.4)	67.0	65.4	-	68.0

Cash flows from investing activities:
Purchases of property and equipment	-	(21.6)	(9.6)	-	(31.2)
Acquisitions, net of cash acquired	-	-	(27.2)	-	(27.2)
Other	(0.4)	1.0	(0.5)	-	0.1
Net cash used in investing activities	(0.4)	(20.6)	(37.3)	-	(58.3)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(579.8)	-	-	-	(579.8)
Repurchases of common stock	(36.1)	-	-	-	(36.1)
Proceeds from exercise of stock options	11.1	-	-	-	11.1
Change in intercompany balances with affiliates, net	263.2	(253.2)	(10.0)	-	-
Other	(5.6)	(0.1)	(1.5)	-	(7.2)
Net cash provided by (used in) financing activities	64.8	(253.3)	(11.5)	-	(200.0)

Change in cash and cash equivalents	-	(206.9)	16.6	-	(190.3)
Cash and cash equivalents at beginning of period	-	441.8	90.5	-	532.3
Cash and cash equivalents at end of period	$-	$234.9	$107.1	$-	$342.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$85.3	$70.2	$67.4	$(131.1)	$91.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(131.1)	-	-	131.1	-
Stock-based compensation	15.0	-	-	-	15.0
Depreciation and amortization	-	89.9	47.0	-	136.9
Amortization of physician minimum revenue guarantees	-	5.4	0.9	-	6.3
Amortization of debt discounts, premium and deferred loan costs	2.5	-	-	-	2.5
Impairment charges	-	11.6	-	-	11.6
Deferred income taxes	10.8	-	-	-	10.8
Reserve for self-insurance claims, net of payments	-	2.1	6.7	-	8.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	3.3	23.9	-	27.2
Inventories, prepaid expenses and other current assets	0.1	44.9	8.1	-	53.1
Accounts payable, accrued salaries and other current liabilities	3.3	(35.7)	18.1	-	(14.3)
Income taxes payable/receivable	19.0	-	-	-	19.0
Other	(0.2)	(1.4)	0.9	-	(0.7)
Net cash provided by operating activities	4.7	190.3	173.0	-	368.0

Cash flows from investing activities:
Purchases of property and equipment	-	(45.7)	(48.5)	-	(94.2)
Acquisitions, net of cash acquired	-	(5.2)	(20.6)	-	(25.8)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	1.2	1.5	(0.9)	-	1.8
Net cash provided by (used in) investing activities	1.2	(30.6)	(70.0)	-	(99.4)

Cash flows from financing activities:
Payments of borrowings	(5.6)	-	-	-	(5.6)
Repurchases of common stock	(33.8)	-	-	-	(33.8)
Proceeds from exercise of stock options	10.8	-	-	-	10.8
Change in intercompany balances with affiliates, net	22.8	94.6	(117.4)	-	-
Other	(0.1)	0.4	(9.0)	-	(8.7)
Net cash (used in) provided by financing activities	(5.9)	95.0	(126.4)	-	(37.3)

Change in cash and cash equivalents	-	254.7	(23.4)	-	231.3
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$316.7	$106.1	$-	$422.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$76.2	$80.8	$36.4	$(113.9)	$79.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of affiliates	(113.9)	-	-	113.9	-
Stock-based compensation	13.1	-	-	-	13.1
Depreciation and amortization	-	91.4	30.6	-	122.0
Amortization of physician minimum revenue guarantees	-	6.9	0.8	-	7.7
Amortization of debt discounts, premium and deferred loan costs	11.6	-	-	-	11.6
Deferred income tax benefit	(5.1)	-	-	-	(5.1)
Reserve for self-insurance claims, net of payments	-	1.9	2.8	-	4.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(29.3)	1.0	-	(28.3)
Inventories, prepaid expenses and other current assets	(0.2)	18.6	2.0	-	20.4
Accounts payable, accrued salaries and other current liabilities	0.7	(45.1)	12.8	-	(31.6)
Income taxes payable/receivable	(19.3)	-	-	-	(19.3)
Other	(0.1)	1.5	0.5	-	1.9
Net cash (used in) provided by operating activities	(37.0)	126.7	86.9	-	176.6

Cash flows from investing activities:
Purchases of property and equipment	-	(37.3)	(16.4)	-	(53.7)
Acquisitions, net of cash acquired	-	(2.7)	(85.1)	-	(87.8)
Other	(1.2)	0.4	0.4	-	(0.4)
Net cash used in investing activities	(1.2)	(39.6)	(101.1)	-	(141.9)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(579.8)	-	-	-	(579.8)
Repurchases of common stock	(171.9)	-	-	-	(171.9)
Proceeds from exercise of stock options	18.3	-	-	-	18.3
Change in intercompany balances with affiliates, net	365.6	(410.4)	44.8	-	-
Other	(6.0)	(0.1)	(3.1)	-	(9.2)
Net cash provided by (used in) financing activities	38.2	(410.5)	41.7	-	(330.6)

Change in cash and cash equivalents	-	(323.4)	27.5	-	(295.9)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$234.9	$107.1	$-	$342.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations.   Additionally, unless the context indicates otherwise, LifePoint Health, Inc., formerly known as LifePoint Hospitals, Inc., and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 20 states throughout the United States (“U.S.”). At June 30, 2015, on a consolidated basis, we operated 64 hospital campuses, having a total of 7,870 licensed beds.  We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,270.4 million and $1,047.0 million during the three months ended June 30, 2015 and 2014, respectively, and $2,534.1 million and $2,054.2 million during the six months ended June 30, 2015 and 2014, respectively.  During the three months ended June 30, 2015 and 2014, respectively, we derived 45.4% and 45.3% of our revenues, collectively, from the Medicare and Medicaid programs and 45.5% and 45.3% during the six months ended June 30, 2015 and 2014, respectively.    Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at June 30, 2015, only nine of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, CMS has recently indicated that in light of the availability of federal funding for Medicaid expansion, it may not be willing to continue to provide certain uncompensated care funding, which would likely have a more significant impact in the states that have not expanded their Medicaid programs.

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

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. On May 5, 2015, Congress adopted a budget resolution for FFY 2016. Among other things, the resolution contains non-binding language supporting the repeal of the Affordable Care Act (including its reductions in Medicare spending), but requiring approximately $430 billion in Medicare savings over the next 10 years. We cannot predict whether the Proposed Budget or the Congressional budget resolution will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On April 17, 2015, CMS published its hospital inpatient patient prospective system (“IPPS”) proposed rule for FFY 2016, which begins on October 1, 2015. Among other things, the proposed rule provides a payment rate increase of 1.1% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.6%, (ii) a 0.2% reduction required by the Affordable Care Act, and (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 50% reduction of the hospital market basket increase.

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

On July 8, 2015, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2016, which begins on January 1, 2016.  Among other things, the proposed rule provides for a payment rate decrease of 0.1% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 2.1% for hospitals that do not. The proposed rate decrease is based on a proposed hospital market basket increase of 2.7%, which is reduced by a multi-factor productivity adjustment of 0.6% and an additional 0.2% reduction required by the Affordable Care Act.  There is an additional 2.0% reduction to redress inflation in the OPPS payment rates resulting from excess packaged payments for laboratory tests that were expected to be packaged into OPPS payment rates that continued to be paid separately outside of the OPPS.  The proposed rule also makes several other changes to the Medicare program’s OPPS, including the implementation of a new conditional packaging status indicator for laboratory tests that would assist hospitals in receiving separate payment for laboratory tests that are provided without other OPPS payments, the restructuring of the OPPS Ambulatory Payment Classifications (“APCs”) that would result in fewer APCs overall for nine clinical APC families, the creation of a Comprehensive Ambulatory Payment Classification for comprehensive observation services, and the addition of two new reporting measures to the OQR Program. Overall, CMS estimates that under the proposed rule, OPPS payments to providers would decrease by 0.2% or $43 million in FFY 2016.

On July 14, 2015, CMS published a proposed rule that would create a new model, called the Comprehensive Care for Joint Replacement Model (“CCJR Model”).  The CCJR Model would test, for a five year period, bundled payment and quality measurement for episodes of care, which would generally begin on the date of the initial hospitalization for the procedure and continue for a period of 90 days thereafter, associated with hip and knee replacement surgeries. Under the proposed rule, for each year of the CCJR Model demonstration period, CMS would set Medicare episode prices for each participating hospital that includes payment for all related services received by eligible Medicare fee-for-service beneficiaries who have hip and knee procedures at that facility. All providers and suppliers would be paid under the usual payment system rules and procedures of the Medicare program for episode services throughout the applicable year. Following the end of a CCJR Model performance year, actual spending for the episode (total expenditures for related services under Medicare Parts A and B) would be compared to the Medicare episode price for the responsible hospital. Depending on the hospital’s quality and episode spending performance, the hospital would either receive an additional payment from Medicare or would be required to repay Medicare for a portion of the episode spending. CMS has proposed to implement the CCJR Model in 75 metropolitan statistical areas (MSAs), including some MSAs where the Company has facilities, and most hospitals in those MSAs would be required to participate.

“Two-Midnight Rule”

In the Medicare program’s IPPS final rule for FFY 2014, CMS issued the “Two-Midnight Rule,” which revised its longstanding guidance to hospitals and physicians relating to when hospital inpatient admissions are deemed to be reasonable and necessary for payment under Medicare Part A and provides that, in addition to services that are designated as inpatient-only, surgical procedures, diagnostic tests and other treatments are generally only appropriate for inpatient hospital admission and payment under Medicare Part A when the physician (i) expects the beneficiary to require a stay that crosses at least two midnights and (ii) admits the beneficiary to the hospital based upon that expectation.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors and other Medicare review contractors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors (“MACs”) to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occur between June 30, 2014 and September 30, 2014, and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law.  Among other things, PAMA prohibited CMS from allowing recovery auditors to conduct inpatient hospital patient status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, and permitted CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur on or after October 1, 2013 but before March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was signed into law by President Obama on April 16, 2015, extended the prohibition on recovery auditor inpatient hospital patient status reviews on claims with dates of admission through September 30, 2015, but it did allow CMS and its MACs to continue to conduct their pre-payment, “probe and educate” reviews for claims with dates of admission through that same date.

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

On July 8, 2015, as part of the OPPS proposed rule for CY 2016, CMS proposed modifications to the Two-Midnight Rule.  Under the proposed rule, for stays that are expected to last less than two midnights, an inpatient admission would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician if the documentation in the medical record supports the admitting physician’s determination that an inpatient admission was necessary.  The admitting physician’s determination would be subject to medical review, and, CMS has indicated that despite the proposed modifications, its expectation would continue to be that inpatient stays under 24 hours would rarely qualify for an exception to the two-midnight benchmark. The proposed rule does not change the standard for stays that are expected to be two midnights or longer, and, as a result, those stays would still generally be considered appropriate for Medicare Part A payment.

In addition to proposing modifications to the Medicare Part A payment standard for stays that are expected to last less than two midnights, the OPPS proposed rule for CY 2016 also makes changes to how CMS will educate providers about and enforce the Two-Midnight Rule.  The proposed rule states that effective as of October 1, 2015, CMS will use Quality Improvement Organization (“QIO”) contractors, and not MACs, to perform “probe and educate” audits and other reviews of short inpatient stays. Under the new review strategy, recovery auditor reviews of short inpatient stays would be limited to hospitals that have consistently high denial rates based on QIO patient status reviews or fail to improve their performance after QIO educational intervention and that are referred to the recovery auditor by the QIO.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by QIO recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays.  Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act.  We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS.  We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

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

On July 15, 2015, CMS published the PFS proposed rule for CY 2016.  Among other things, the proposed rule implements the 0.5% increase in PFS payment rates for CY 2016 that is specified by MACRA.  In addition, the proposed rule also makes modifications to the Physician Quality Reporting System (“PQRS”), establishes separate payment and a payment rate for two advance care planning services provided to Medicare beneficiaries provided by physicians and other practitioners, and makes a number of updates to the regulations that implement the requirements of the federal physician self-referral law (Stark law).  The proposed changes to the regulations that implement the Stark law are intended to accommodate delivery and payment system reform and to reduce the burden on and facilitate compliance by hospitals and other healthcare providers and include, among other things, a new exception that would permit payments to physicians for the employment of certain non-physician practitioners and clarifying changes to existing exceptions that could reduce perceived or actual technical non-compliance with the Stark law in areas that do not present a risk of abuse.

Medicare Access and CHIP Reauthorization Act of 2015

In addition to delaying the enforcement of the Two-Midnight Rule and repealing the SGR, MACRA made changes to a number of payment and other provisions of the Medicare and Medicaid programs.  Among other things, MACRA:

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

bps.   Basis points.

Consolidated.    Consolidated information includes the results of our health support center, our same-hospital operations and the results of our recent acquisitions completed in 2015 and 2014.  Additionally, consolidated information includes the results of our hospitals that have previously been disposed.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 56 hospitals operated during the three months ended June 30, 2015 and 2014.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended June 30, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,469.8	115.7%	$1,246.2	119.0%
Provision for doubtful accounts	199.4	15.7	199.2	19.0
Revenues	1,270.4	100.0	1,047.0	100.0

Salaries and benefits	606.8	47.8	488.5	46.7
Supplies	194.1	15.3	162.5	15.5
Other operating expenses	308.7	24.2	258.3	24.6
Other income	(14.2)	(1.1)	(21.0)	(2.0)
Depreciation and amortization	68.9	5.5	60.9	5.9
Interest expense, net	28.1	2.2	31.3	3.0
	1,192.4	93.9	980.5	93.7

Income before income taxes	78.0	6.1	66.5	6.3
Provision for income taxes	28.2	2.2	24.7	2.3
Net income	49.8	3.9	41.8	4.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.4)	(0.3)	(2.7)	(0.3)
Net income attributable to LifePoint Health, Inc.	$46.4	3.6%	$39.1	3.7%

Revenues

The following table presents the components of revenues for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended
	June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$1,469.8	$1,246.2	$223.6	17.9%
Provision for doubtful accounts	199.4	199.2	0.2	0.1
Revenues	$1,270.4	$1,047.0	$223.4	21.3

Same-hospital:
Revenues before provision for doubtful accounts	$1,227.0	$1,185.3	$41.7	3.5%
Provision for doubtful accounts	179.6	182.5	(2.9)	(1.6)
Revenues	$1,047.4	$1,002.8	$44.6	4.5

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$370.0	29.1%	$325.0	31.0%
Medicaid	207.4	16.3	149.8	14.3
HMOs, PPOs and other private insurers	683.0	53.8	577.6	55.1
Self-pay	178.4	14.0	172.3	16.5
Other	31.0	2.5	21.5	2.1
Revenues before provision for doubtful accounts	1,469.8	115.7	1,246.2	119.0
Provision for doubtful accounts	(199.4)	(15.7)	(199.2)	(19.0)
Revenues	$1,270.4	100.0%	$1,047.0	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,332	$8,012	$320	4.0
Revenues per equivalent admission - same-hospital	$8,367	$8,154	$213	2.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	57,448	52,670	4,778	9.1
Equivalent admissions	152,486	130,680	21,806	16.7
Medicare case mix index	1.42	1.36	0.06	4.4
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	15,881	14,070	1,811	12.9
Outpatient surgeries	61,012	52,420	8,592	16.4
Total surgeries	76,893	66,490	10,403	15.6
Emergency room visits	363,191	327,683	35,508	10.8
Outpatient factor	2.66	2.48	0.18	7.1

Same-hospital:
Admissions	47,434	49,516	(2,082)	(4.2)
Equivalent admissions	125,185	122,979	2,206	1.8
Medicare case mix index	1.41	1.37	0.04	2.9
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	12,571	13,358	(787)	(5.9)
Outpatient surgeries	50,210	50,254	(44)	(0.1)
Total surgeries	62,781	63,612	(831)	(1.3)
Emergency room visits	315,541	303,412	12,129	4.0
Outpatient factor	2.64	2.48	0.16	6.4

For the three months ended June 30, 2015, our same-hospital revenues before provision for doubtful accounts increased $41.7 million, or 3.5%, to $1,227.0 million as compared to $1,185.3 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions as well as higher contracted rates from HMOs, PPOs and other private insurers.  For the three months ended June 30, 2015, our same-hospital equivalent admissions increased 1.8% as compared to the same period last year, primarily as a result of a 4.0% increase in emergency room visits, partially offset by a 1.3% decrease in total surgeries. The decrease in our same-hospital total surgeries was primarily attributable to declines in low acuity outpatient surgeries. Additionally, our same-hospital revenues per equivalent admission increased 2.6% as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$21.3	1.7%	$20.1	1.9%	$1.2	5.8%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$178.4	14.0%	$172.3	16.5%	$6.1	3.5%
Net revenue days outstanding
(at end of period)	53.3	N/A	57.6	N/A	(4.3)	(7.5)%

Same-hospital:
Related key indicators:
Charity care write-offs	$14.1	1.3%	$18.3	1.8%	$(4.2)	(23.1)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$167.7	16.0%	$156.4	15.6%	$11.3	7.2%
Net revenue days outstanding
(at end of period)	54.1	N/A	56.8	N/A	(2.7)	(4.8)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended June 30, 2015, our provision for doubtful accounts increased slightly by $0.2 million, or 0.1%, to $199.4 million on a consolidated basis and decreased by $2.9 million, or 1.6%, to $179.6 million on a same-hospital basis as compared to the same period last year.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2014 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2015 improved to 53.3 days compared to 57.6 days at June 30, 2014 on a consolidated basis.  On a same-hospital basis, our net revenue days outstanding at June 30, 2015 improved to 54.1 days compared to 56.8 days at June 30, 2014.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$606.8	47.8%	$488.5	46.7%	$118.3	24.2%
Man-hours per equivalent admission	109	N/A	106	N/A	3	2.7%
Salaries and benefits per equivalent
admission	$3,970	N/A	$3,733	N/A	$237	6.3%

For the three months ended June 30, 2015, our salaries and benefits expense increased to $606.8 million, or 24.2%, as compared to $488.5 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$194.1	15.3%	$162.5	15.5%	$31.6	19.5%
Supplies per equivalent admission	$1,271	N/A	$1,243	N/A	$28	2.3%

For the three months ended June 30, 2015, our supplies expense increased to $194.1 million, or 19.5%, as compared to $162.5 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$47.7	3.7%	$37.4	3.6%	$10.3	27.5%
Utilities	22.2	1.8	20.8	2.0	1.4	6.8
Repairs and maintenance	33.6	2.6	28.5	2.7	5.1	17.8
Rents and leases	12.9	1.0	9.5	0.9	3.4	35.1
Insurance	14.9	1.2	13.8	1.3	1.1	8.2
Physician recruiting	5.5	0.4	5.8	0.6	(0.3)	(4.9)
Contract services	91.7	7.2	77.0	7.4	14.7	19.1
Non-income taxes	34.3	2.7	29.1	2.8	5.2	17.8
Other	45.9	3.6	36.4	3.3	9.5	26.4
	$308.7	24.2	$258.3	24.6	$50.4	19.5%

For the three months ended June 30, 2015, our other operating expenses increased to $308.7 million, or 19.5%, as compared to $258.3 million for the same period last year primarily as a result of our recent acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended June 30, 2015, we recognized $14.2 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $21.0 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended June 30, 2015, our depreciation and amortization expense increased by $8.0 million, or 13.3%  to $68.9 million, or 5.5% of revenues, as compared to $60.9 million, or 5.9% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense decreased by $3.2 million, or 10.4% to $28.1 million for the three months ended June 30, 2015 as compared to $31.3 million for the same period last year.  The decrease in our interest expense is partially attributable to a decrease in our total debt outstanding during the three months ended June 30, 2015 as compared to the same period last year.  Additionally, for the three months ended June 30, 2015, the effective interest rate on our weighted average borrowings decreased to 4.8% as compared to 5.1% for the same period last year.    For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Provision for Income Taxes

Our provision for income taxes was $28.2 million, or 2.2% of revenues, for the three months ended June 30, 2015, as compared to $24.7 million, or 2.3% of revenues, for the same period last year.  The increase in the provision for income taxes for the three months ended June 30, 2015 was primarily attributable to an increase in our income before income taxes for the three months ended June 30, 2015, as compared to the same period last year. This increase was partially offset by a decrease in our effective tax rate to 37.8% for the three months ended June 30, 2015, as compared to 38.7% for the same period last year as a result of various state tax planning initiatives.

For the Six Months Ended June 30, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six Months Ended June 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$2,921.4	115.3%	$2,429.0	118.2%
Provision for doubtful accounts	387.3	15.3	374.8	18.2
Revenues	2,534.1	100.0	2,054.2	100.0

Salaries and benefits	1,218.0	48.1	963.3	46.9
Supplies	390.9	15.4	319.5	15.6
Other operating expenses	602.3	23.7	501.8	24.4
Other income	(25.9)	(1.0)	(34.9)	(1.7)
Depreciation and amortization	136.9	5.4	122.0	5.9
Interest expense, net	56.5	2.2	65.2	3.2
Impairment charges	11.6	0.5	-	-
	2,390.3	94.3	1,936.9	94.3

Income before income taxes	143.8	5.7	117.3	5.7
Provision for income taxes	52.0	2.1	37.8	1.8
Net income	91.8	3.6	79.5	3.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(6.5)	(0.2)	(3.3)	(0.2)
Net income attributable to LifePoint Health, Inc.	$85.3	3.4%	$76.2	3.7%

Revenues

The following table presents the components of revenues for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six Months Ended
	June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$2,921.4	$2,429.0	$492.4	20.3%
Provision for doubtful accounts	387.3	374.8	12.5	3.3
Revenues	$2,534.1	$2,054.2	$479.9	23.4

Same-hospital:
Revenues before provision for doubtful accounts	$2,421.2	$2,316.3	$104.9	4.5%
Provision for doubtful accounts	342.5	344.3	(1.8)	(0.5)
Revenues	$2,078.7	$1,972.0	$106.7	5.4

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$747.9	29.5%	$641.8	31.2%
Medicaid	404.8	16.0	290.0	14.1
HMOs, PPOs and other private insurers	1,364.1	53.8	1,114.2	54.3
Self-pay	342.7	13.5	339.5	16.5
Other	61.9	2.5	43.5	2.1
Revenues before provision for doubtful accounts	2,921.4	115.3	2,429.0	118.2
Provision for doubtful accounts	(387.3)	(15.3)	(374.8)	(18.2)
Revenues	$2,534.1	100.0%	$2,054.2	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,396	$8,155	$241	3.0
Revenues per equivalent admission - same-hospital	$8,416	$8,297	$119	1.4

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	118,501	104,736	13,765	13.1
Equivalent admissions	301,822	251,890	49,932	19.8
Medicare case mix index	1.41	1.37	0.04	2.9
Average length of stay (days)	5.0	4.8	0.2	4.2
Inpatient surgeries	32,066	27,547	4,519	16.4
Outpatient surgeries	118,573	98,254	20,319	20.7
Total surgeries	150,639	125,801	24,838	19.7
Emergency room visits	727,303	625,115	102,188	16.3
Outpatient factor	2.55	2.41	0.14	5.9

Same-hospital:
Admissions	97,665	98,785	(1,120)	(1.1)
Equivalent admissions	246,995	237,677	9,318	3.9
Medicare case mix index	1.41	1.38	0.03	2.2
Average length of stay (days)	5.0	4.9	0.1	2.0
Inpatient surgeries	25,305	26,278	(973)	(3.7)
Outpatient surgeries	97,383	94,351	3,032	3.2
Total surgeries	122,688	120,629	2,059	1.7
Emergency room visits	625,746	581,090	44,656	7.7
Outpatient factor	2.53	2.41	0.12	5.1

For the six months ended June 30, 2015, our same-hospital revenues before provision for doubtful accounts increased $104.9 million, or 4.5%, to $2,421.2 million as compared to $2,316.3 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions as well as higher contracted rates from HMOs, PPOs and other private insurers.  For the six months ended June 30, 2015, our same-hospital equivalent admissions increased 3.9% as compared to the same period last year, primarily as a result of a 1.7% increase in total surgeries and a 7.7% increase in emergency room visits. Additionally, our same-hospital revenues per equivalent admission increased 1.4% as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$44.9	1.8%	$51.2	2.5%	$(6.3)	(12.3)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$342.7	13.5%	$339.5	16.5%	$3.2	0.9%
Net revenue days outstanding
(at end of period)	53.3	N/A	57.6	N/A	(4.3)	(7.5)%

Same-hospital:
Related key indicators:
Charity care write-offs	$31.2	1.5%	$47.9	2.4%	$(16.7)	(34.9)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$312.0	15.0%	$309.1	15.7%	$2.9	0.9%
Net revenue days outstanding
(at end of period)	54.1	N/A	56.8	N/A	(2.7)	(4.8)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the six months ended June 30, 2015, our provision for doubtful accounts increased by $12.5 million, or 3.3%, to $387.3 million on a consolidated basis and decreased by $1.8 million, or 0.5%, to $342.5 million on a same-hospital basis as compared to the same period last year.  The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2014 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2015 improved to 53.3 days compared to 57.6 days at June 30, 2014 on a consolidated basis.  On a same-hospital basis, our net revenue days outstanding at June 30, 2015 improved to 54.1 days compared to 56.8 days at June 30, 2014.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,218.0	48.1%	$963.3	46.9%	$254.7	26.4%
Man-hours per equivalent admission	110	N/A	108	N/A	2	2.3%
Salaries and benefits per equivalent
admission	$4,034	N/A	$3,819	N/A	$215	5.7%

For the six months ended June 30, 2015, our salaries and benefits expense increased to $1,218.0 million, or 26.4%, as compared to $963.3 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$390.9	15.4%	$319.5	15.6%	$71.4	22.3%
Supplies per equivalent admission	$1,295	N/A	$1,268	N/A	$27	2.1%

For the six months ended June 30, 2015, our supplies expense increased to $390.9 million, or 22.3%, as compared to $319.5 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$93.6	3.7%	$74.4	3.6%	$19.2	25.8%
Utilities	45.2	1.8	40.7	2.0	4.5	11.1
Repairs and maintenance	68.4	2.7	55.5	2.7	12.9	23.2
Rents and leases	26.0	1.0	20.0	1.0	6.0	30.0
Insurance	29.0	1.1	23.9	1.2	5.1	21.4
Physician recruiting	11.0	0.4	11.8	0.6	(0.8)	(6.1)
Contract services	180.4	7.1	148.8	7.2	31.6	21.2
Non-income taxes	66.8	2.6	57.8	2.8	9.0	15.4
Other	81.9	3.3	68.9	3.3	13.0	19.0
	$602.3	23.7	$501.8	24.4	$100.5	20.0%

For the six months ended June 30, 2015, our other operating expenses increased to $602.3 million, or 20.0%, as compared to $501.8 million for the same period last year primarily as a result of our recent acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the six months ended June 30, 2015, we recognized $25.9 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $34.9 million recognized in the same period last year.

Depreciation and Amortization

For the six months ended June 30, 2015, our depreciation and amortization expense increased by $14.9 million, or 12.2%  to $136.9 million, or 5.4% of revenues, as compared to $122.0 million, or 5.9% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense decreased by $8.7 million, or 13.5% to $56.5 million for the six months ended June 30, 2015 as compared to $65.2 million for the same period last year.  The decrease in our interest expense is partially attributable to a decrease in our total debt outstanding during the six months ended June 30, 2015 as compared to the same period last year.  Additionally, for the six months ended June 30, 2015, the effective interest rate on our weighted average borrowings decreased to 4.8% as compared to 5.2% for the same period last year.    For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with the sale of Putnam Community Medical Center effective May 1, 2015, we recognized an impairment charge of $8.6 million, $5.6 million net of income taxes, or $0.12 loss per diluted share, during the six months ended June  30, 2015. The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Additionally, during the six months ended June  30, 2015, we recognized additional impairment charges totaling $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

Provision for Income Taxes

Our provision for income taxes was $52.0 million, or 2.1% of revenues, for the six months ended June 30, 2015, as compared to $37.8 million, or 1.8% of revenues, for the same period last year. The increase in the provision for income taxes for the six months ended June 30, 2015 was primarily attributable to an increase in our income before income taxes for the six months ended June 30, 2015, as compared to the same period last year and an increase in our effective tax rate. The effective tax rate increased to 37.9% for the six months ended June 30, 2015, as compared to 33.2% for the same period last year. Our effective tax rate was lower for the six months ended June 30, 2014 as a result of the reversal of a $6.0 million valuation allowance that was established in 2013 against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$188.4	$68.0	$368.0	$176.6
Less: Purchases of property and equipment	(53.1)	(31.2)	(94.2)	(53.7)
Free operating cash flow	135.3	36.8	273.8	122.9
Acquisitions, net of cash acquired	(12.5)	(27.2)	(25.8)	(87.8)
Proceeds from sale of hospital	18.8	-	18.8	-
Proceeds from borrowings	-	412.0	-	412.0
Payments of borrowings	(2.8)	(579.8)	(5.6)	(579.8)
Repurchases of common stock	-	(36.1)	(33.8)	(171.9)
Proceeds from exercise of stock options	3.8	11.1	10.8	18.3
Other	(1.7)	(7.1)	(6.9)	(9.6)
Net change in cash and cash equivalents	$140.9	$(190.3)	$231.3	$(295.9)

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

Our cash flows provided by operating activities for the three months ended June 30, 2015 as compared to the same period last year were positively impacted by higher net income, increases in the amount and timing of cash receipts related to certain Medicaid DSH programs and decreases in the amount and timing of payments for interest and income taxes.

Our cash flows provided by operating activities for the six months ended June 30, 2015 as compared to the same period last year were positively impacted by higher net income, improvements in our collection efforts of outstanding accounts receivable as a result of the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities, increases in the amount and timing of cash receipts related to certain Medicaid DSH programs and EHR incentive payments, in addition to decreases in the amount and timing of payments for interest and income taxes.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Capital and routine projects	$47.5	$22.3	$78.5	$38.8
Information systems	5.6	8.9	15.7	14.9
	53.1	31.2	94.2	53.7
Depreciation expense	68.5	60.1	135.7	120.5
Ratio of capital expenditures to depreciation expense	77.5%	51.9%	69.4%	44.6%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first half of 2015 is as follows (in millions):

			Amortization of
	December 31,	Payments of	Debt Discount	June 30,
	2014	Borrowings	and Premium	2015
Senior Credit Agreement:
Term Facility	$421.9	$(5.6)	$-	$416.3
Incremental Term Loans	222.6	-	-	222.6
6.625% Senior Notes	400.0	-	-	400.0
5.5% Senior Notes	1,100.0	-		1,100.0
Unamortized debt discount	(1.0)	-	0.2	(0.8)
Unamortized debt premium	10.9	-	(0.8)	10.1
Capital and financing leases	64.1	(1.2)	-	62.9
	$2,218.5	$(6.8)	$(0.6)	$2,211.1

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30,	December 31,	Increase
	2015	2014	(Decrease)
Current portion of long-term debt	$24.9	$19.2	$5.7
Long-term debt	2,186.2	2,199.3	(13.1)
Unamortized discount on debt instrument	0.8	1.0	(0.2)
Unamortized premium on debt instrument	(10.1)	(10.9)	0.8
Total debt, excluding unamortized discount and premium	2,201.8	2,208.6	(6.8)
Total LifePoint Health, Inc. stockholders' equity	2,239.2	2,154.6	84.6
Total capitalization	$4,441.0	$4,363.2	$77.8
Total debt to total capitalization	49.6%	50.6%	(100)	bps

Percentage of:
Fixed rate debt, excluding unamortized discount and premium	71.0%	70.8%
Variable rate debt, excluding unamortized discount and premium	29.0	29.2
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2015, we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $331.3 million as of June 30, 2015.

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

As of June 30, 2015, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.94% and 2.69%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.19% for both the Term Facility and the Incremental Term Loans as of June 30, 2015.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2014 to June 30, 2015	4.75:1.00
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of June 30, 2015.

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

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2015 as compared to 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions. At June 30, 2015, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $157.1 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2015,  there were no material changes in our contractual obligations as presented in our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Accounting Policies Not Yet Adopted

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  We do not expect the adoption of ASU 2015-3 will have an impact on our results of operations or cash flows.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification.  The provisions of ASU 2015-2 are effective for annual reporting periods beginning after December 15, 2015.  The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2015-2 will have on our financial position, results of operation, cash flows and financial disclosures.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”    The provisions of ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2015, we had outstanding debt, excluding a  $0.8 million unamortized debt discount and a $10.1 million unamortized debt premium, of $2,201.8 million, 29.0%, or $638.9 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes and the 5.5% Senior Notes as of June 30, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$416.3	$421.9	$415.2	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.0	$222.0
6.625% Senior Notes	$400.0	$400.0	$417.0	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,138.5	$1,130.3

The fair values of our long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2015. As a result, the interest rate market risk implicit in these investments at June 30, 2015, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s cash or cash equivalent indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at June 30, 2015, we have recorded a reserve for Marquette General of $18.0 million.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 28 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.    In March 2015, we removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Through ~~July~~ 31, 2015, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 17 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through July 31, 2015, 23 additional patients have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. We cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of June 30, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through October 1, 2015. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through December 3, 2016. We are not obligated to repurchase any specific number of shares under any of our repurchase plans.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, we repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of $164.7 million at an average purchase price of $54.33 per share during the six months ended June 30, 2014.   In connection with the 2014 Repurchase Plan, we repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the six months ended June 30, 2015. As of June 30, 2015, we had remaining authority to repurchase $75.0 million and $150.0 million in shares in accordance with the 2014 Repurchase Plan and 2015 Repurchase Plan, respectively.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June 30, 2015 and 2014 for an aggregate purchase price of approximately $8.8 million and $7.2 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2015:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
April 1, 2015 to April 30, 2015	-	$-	-	$75.0
May 1, 2015 to May 31, 2015	-	$-	-	$75.0
June 1, 2015 to June 30, 2015 (a)	290	$73.80	-	$225.0
Total	290	$73.80	-	$225.0

_____________

(a)	Shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (filed herewith).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

10.1	-	Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: July 31, 2015

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (filed herewith).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

10.1	-	Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).*

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document**

101.SCH	-	XBRL Taxonomy Extension Schema Document**

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	-	XBRL Taxonomy Definition Linkbase Document**

101.LAB	-	XBRL Taxonomy Label Linkbase Document**

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document**

____________

* — Management Compensation Plan or Arrangement

** — Furnished electronically herewith