Form 10-Q
period 2015-09-30
LIFEPOINT HEALTH, INC.
filed 2015-10-30
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, the number of outstanding shares of the registrant’s Common Stock was 43,525,217.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues before provision for doubtful accounts	$1,522.3	$1,388.2	$4,443.7	$3,817.2
Provision for doubtful accounts	212.8	222.2	600.1	597.0
Revenues	1,309.5	1,166.0	3,843.6	3,220.2

Salaries and benefits	626.2	558.8	1,844.2	1,522.1
Supplies	205.7	180.5	596.6	500.0
Other operating expenses	313.2	285.6	915.5	787.4
Other income	(8.3)	(14.6)	(34.2)	(49.5)
Depreciation and amortization	70.2	68.8	207.1	190.8
Interest expense, net	28.2	28.6	84.7	93.8
Impairment charges	2.2	12.2	13.8	12.2
	1,237.4	1,119.9	3,627.7	3,056.8

Income before income taxes	72.1	46.1	215.9	163.4
Provision for income taxes	26.3	17.4	78.3	55.2
Net income	45.8	28.7	137.6	108.2
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(2.2)	(1.2)	(8.7)	(4.5)
Net income attributable to LifePoint Health, Inc.	$43.6	$27.5	$128.9	$103.7

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.99	$0.61	$2.92	$2.30
Diluted	$0.94	$0.59	$2.79	$2.20

Weighted average shares and dilutive securities outstanding:
Basic	44.0	44.8	44.1	45.1
Diluted	46.3	46.7	46.3	47.1

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2015	2014 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$313.2	$191.5
Accounts receivable, less allowances for doubtful accounts of $788.9 and $709.5 at
September 30, 2015 and December 31, 2014, respectively	747.7	752.6
Inventories	123.3	115.2
Prepaid expenses	49.3	45.4
Income taxes receivable	-	33.0
Deferred tax assets	61.9	72.8
Other current assets	34.7	85.7
	1,330.1	1,296.2
Property and equipment:
Land	153.6	134.8
Buildings and improvements	2,253.7	2,155.9
Equipment	1,695.8	1,633.8
Construction in progress (estimated costs to complete and equip after September 30, 2015 is $147.7)	113.4	72.9
	4,216.5	3,997.4
Accumulated depreciation	(1,779.4)	(1,619.9)
	2,437.1	2,377.5
Deferred loan costs, net	27.3	31.7
Intangible assets, net	72.3	69.1
Other assets	64.7	46.4
Goodwill	1,667.5	1,636.1
Total assets	$5,599.0	$5,457.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166.6	$158.5
Accrued salaries	213.3	202.4
Other current liabilities	234.7	203.2
Current maturities of long-term debt	25.1	19.2
	639.7	583.3
Long-term debt	2,181.2	2,199.3
Deferred income tax liabilities	173.3	187.5
Long-term portion of reserves for self-insurance claims	149.6	133.2
Other long-term liabilities	75.6	84.7
Total liabilities	3,219.4	3,188.0

Redeemable noncontrolling interests	98.0	87.1

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,585,710 and
66,245,310 shares issued at September 30, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	1,550.4	1,496.2
Accumulated other comprehensive loss	(4.4)	(4.4)
Retained earnings	1,602.0	1,473.1
Common stock in treasury, at cost, 23,024,493 and 21,672,250 shares at September 30, 2015
and December 31, 2014, respectively	(913.0)	(811.0)
Total LifePoint Health, Inc. stockholders' equity	2,235.7	2,154.6
Noncontrolling interests	45.9	27.3
Total equity	2,281.6	2,181.9
Total liabilities and equity	$5,599.0	$5,457.0

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income	$45.8	$28.7	$137.6	$108.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	7.4	7.3	22.4	20.4
Depreciation and amortization	70.2	68.8	207.1	190.8
Amortization of physician minimum revenue guarantees	3.0	3.5	9.3	11.2
Amortization of debt discounts, premium and deferred loan costs	1.3	1.2	3.8	12.8
Impairment charges	2.2	12.2	13.8	12.2
Deferred income taxes (benefit)	(7.7)	28.2	3.1	23.1
Reserve for self-insurance claims, net of payments	6.7	1.0	15.5	5.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	8.0	(28.4)	35.2	(56.7)
Inventories, prepaid expenses and other current assets	(0.8)	6.7	52.3	27.1
Accounts payable, accrued salaries and other current liabilities	19.7	28.7	5.4	(2.9)
Income taxes payable/receivable	19.2	(26.7)	38.2	(46.0)
Other	(0.7)	0.1	(1.4)	2.0
Net cash provided by operating activities	174.3	131.3	542.3	307.9

Cash flows from investing activities:
Purchases of property and equipment	(59.2)	(37.0)	(153.4)	(90.7)
Acquisitions, net of cash acquired	(148.7)	(172.1)	(174.5)	(259.9)
Proceeds from sale of hospital	-	-	18.8	-
Other	(1.3)	(0.6)	0.5	(1.0)
Net cash used in investing activities	(209.2)	(209.7)	(308.6)	(351.6)

Cash flows from financing activities:
Proceeds from borrowings	-	-	-	412.0
Payments of borrowings	(5.7)	(2.8)	(11.3)	(582.6)
Repurchases of common stock	(68.2)	(0.4)	(102.0)	(172.3)
Proceeds from exercise of stock options	0.3	4.8	11.1	23.1
Other	(1.1)	(2.2)	(9.8)	(11.4)
Net cash used in financing activities	(74.7)	(0.6)	(112.0)	(331.2)

Change in cash and cash equivalents	(109.6)	(79.0)	121.7	(374.9)
Cash and cash equivalents at beginning of period	422.8	342.0	191.5	637.9
Cash and cash equivalents at end of period	$313.2	$263.0	$313.2	$263.0

Supplemental disclosure of cash flow information:
Interest payments	$4.0	$4.3	$55.6	$64.9
Capitalized interest	$0.5	$0.3	$1.3	$0.6
Income tax payments, net	$14.8	$15.7	$37.0	$78.0

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2014 (a)	44.6	$0.7	$1,496.2	$(4.4)	$1,473.1	$(811.0)	$27.3	$2,181.9
Net income	-	-	-	-	128.9	-	2.3	131.2
Exercise of stock options and tax
benefits of stock-based awards	0.3	-	18.0	-	-	-	-	18.0
Stock-based compensation	-	-	22.4	-	-	-	-	22.4
Repurchases of common stock,
at cost	(1.4)	-	-	-	-	(102.0)	-	(102.0)
Issuance of warrant and reclassification
of warrant liability	-	-	13.7	-	-	-	-	13.7
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	0.1	-	-	-	18.3	18.4
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(2.0)	(2.0)
Balance at September 30, 2015	43.5	$0.7	$1,550.4	$(4.4)	$1,602.0	$(913.0)	$45.9	$2,281.6

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Note 1. Organization, Basis of Presentation and Accounting Standards Not Yet Adopted

Organization

LifePoint Health, Inc.,  formerly known as LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 21 states throughout the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Health, Inc. and its subsidiaries are referred to herein as the “Company.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounting Standards Not Yet Adopted

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years.  The Company does not expect the adoption of ASU 2015-16 will have a material impact on its results of operations.

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$387.1	29.6%	$361.7	31.0%	$1,135.0	29.5%	$1,003.5	31.2%
Medicaid	220.2	16.8	161.7	13.9	625.0	16.3	451.7	14.0
HMOs, PPOs and other private
insurers	681.2	52.0	631.0	54.1	2,045.3	53.2	1,745.2	54.2
Self-pay	204.6	15.6	207.9	17.8	547.3	14.2	547.4	17.0
Other	29.2	2.3	25.9	2.3	91.1	2.4	69.4	2.1
Revenues before provision for
doubtful accounts	1,522.3	116.3	1,388.2	119.1	4,443.7	115.6	3,817.2	118.5
Provision for doubtful accounts	(212.8)	(16.3)	(222.2)	(19.1)	(600.1)	(15.6)	(597.0)	(18.5)
Revenues	$1,309.5	100.0%	$1,166.0	100.0%	$3,843.6	100.0%	$3,220.2	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2015 (in millions):

Balance at January 1, 2015	$709.5
Additions recognized as a reduction to revenues	600.1
Accounts written off, net of recoveries	(520.7)
Balance at September 30, 2015	$788.9

The allowances for doubtful accounts as a percent of gross accounts receivable, net of contractual discounts were 51.3% and 48.5% as of September 30, 2015 and December 31, 2014, respectively. Additionally, as of September 30, 2015 and December 31, 2014, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 89.0% and 88.4%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $57.0 million and $63.3 million for the three months ended September 30, 2015 and 2014, respectively, and $172.6 million and $169.4 million for the nine months ended September 30, 2015 and 2014, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $7.9 million and $7.5 million for the three months ended September 30, 2015 and 2014, respectively, and $23.9 million and $22.1 million for the nine months ended September 30, 2015 and 2014, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), and 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) as of September 30, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$410.6	$421.9	$410.1	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.9	$222.0
6.625% Senior Notes	$400.0	$400.0	$411.5	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,109.6	$1,130.3

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Common Stock Warrant

 As partial consideration in connection with the Company’s acquisition of Conemaugh Health System (“Conemaugh”), the Company issued a warrant to the seller.  The warrant, initially classified as a liability, was marked-to-market using an option pricing model which considered the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions.  Since all significant inputs were market-based and observable, the warrant was categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Subsequently, effective July 23, 2015, the Company amended certain of the terms of its original asset purchase agreement with the seller and eliminated the provisions that resulted in the classification of the warrant as a liability.  Accordingly, the Company completed a final mark-to-market valuation of the warrant and reclassified it to stockholders’ equity upon the effective date of the modification.  As of July 23, 2015 and December 31, 2014, the fair value of the warrant was approximately $11.7 million and $9.2 million, respectively.  These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the captions “Capital in excess of par value” and “Other long-term liabilities” as of September 30, 2015 and December 31, 2014, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Note 5. Acquisitions

Watertown Regional Medical Center

     Effective September 1, 2015, the Company acquired an 80% interest in an entity that owns and operates Watertown Regional Medical Center (“Watertown”), a 95-bed acute care hospital located in Watertown, Wisconsin for total consideration, including 80% of the net working capital, of approximately $32.9 million, comprised of $30.9 million in cash and the issuance of a warrant with an estimated fair value of $2.0 million. The warrant provides the seller rights to purchase 55,024 shares of the Company’s common stock, exercisable ratably over three years beginning on September 1, 2016. The warrant expires August 31, 2025.  The Company has committed to invest in Watertown an additional $73.7 million in capital expenditures and improvements over the next ten years.  The results of operations of Watertown are included in the Company’s results of operations beginning on September 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Watertown have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Clark Memorial Hospital

     Effective August 1, 2015, through its joint venture with Norton Healthcare, Inc., the Regional Healthcare Network of Kentucky and Southern Indiana, the Company acquired Clark Memorial Hospital (“Clark Memorial”), a  236-bed acute care hospital located in Jeffersonville, Indiana for approximately $56.5 million, including net working capital. The Company has committed to invest in Clark Memorial an additional $80.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Clark Memorial are included in the Company’s results of operations beginning on August 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Clark Memorial have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Fleming County Hospital

    Effective August 1, 2015,  the Company acquired Fleming County Hospital (“Fleming”), a 52-bed acute care hospital located in Flemingsburg, Kentucky for approximately $21.8 million, including net working capital. The Company has committed to invest in Fleming an additional $7.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Fleming are included in the Company’s results of operations beginning on August 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Fleming have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Nason Hospital

Effective February 1, 2015,  the Company acquired Nason Hospital (“Nason”), a 45-bed acute care hospital located in Roaring Spring,  Pennsylvania for approximately $3.5 million, including net working capital. The Company has committed to invest in Nason an additional $8.5 million in capital expenditures and improvements over the next ten years.  The results of operations of Nason are included in the Company’s results of operations beginning on February 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Nason have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Other

The Company completed certain ancillary service-line acquisitions totaling $51.0 million and finalized net working capital settlements in connection with its 2014 acquisitions for approximately $10.8 million during the nine months ended September 30, 2015.

Note 6. Divestitures and Impairment Charges

Effective May 1, 2015, the Company sold Putnam Community Medical Center (“Putnam”) located in Palatka, Florida for $18.8 million, including net working capital.  Included in the accompanying unaudited condensed consolidated statements of operations is a  net loss before income taxes attributable to Putnam of $2.5 million for the nine months ended September 30, 2015 and net income before income taxes attributable to Putnam of $2.4 million for the nine months ended September 30, 2014.

In connection with the Company’s sale of Putnam, the Company recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, during the nine months ended September 30, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement.

Additionally, during the nine months ended September 30, 2015, the Company recognized impairment charges of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 (in millions):

	September 30,	December 31,
	2015	2014
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$50.9	$62.3
Accumulated amortization	(29.6)	(35.5)
Net total	21.3	26.8
Non-competition agreements and other
Gross carrying amount	27.5	23.6
Accumulated amortization	(17.9)	(15.9)
Net total	9.6	7.7
Total amortized intangible assets
Gross carrying amount	78.4	85.9
Accumulated amortization	(47.5)	(51.4)
Net total	30.9	34.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	30.6	29.5
Licenses, provider numbers, accreditations and other	10.8	5.1
Net total	41.4	34.6

Total intangible assets:
Gross carrying amount	119.8	120.5
Accumulated amortization	(47.5)	(51.4)
Net total	$72.3	$69.1

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $8.6 million and $9.3 million as of September 30, 2015 and December 31, 2014, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Note 8.  Stockholders’ Equity

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 31, 2015. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 3, 2016. The Company is not obligated to repurchase any specific number of shares under any of its repurchase plans.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, the Company repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of $164.7 million at an average purchase price of $54.33 per share during the nine months ended September 30, 2014.  In connection with the 2014 Repurchase Plan, the Company repurchased approximately 1.2 million shares for an aggregate purchase price, including commissions, of $92.5 million at an average purchase price of $75.84 per share during the nine months ended September 30, 2015.  As of September 30, 2015, the Company had remaining authority to repurchase $7.5 million and $150.0 million in shares in accordance with the 2014 Repurchase Plan and 2015 Repurchase Plan, respectively.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.2 million and 0.1 million shares vested under these plans for an aggregate purchase price of approximately $9.5 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Common Stock Warrants

As partial consideration in connection with the Company’s acquisition of Watertown, the Company issued a  warrant to the seller. The Watertown warrant is classified as stockholders’ equity and was issued to the seller with an estimated fair value of $2.0 million on the date of acquisition. This amount is included in the accompanying unaudited condensed consolidated balance sheet under the caption “Capital in excess of par value” as of September 30, 2015.

As partial consideration in connection with the Company’s acquisition of Conemaugh, the Company issued a warrant to the seller. The Conemaugh warrant, initially classified as a liability, was marked-to-market using an option pricing model which considered the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions.  Subsequently, effective July 23, 2015, the Company amended certain of the terms of its original asset purchase agreement with the Conemaugh seller and eliminated the provisions that resulted in the classification of the Conemaugh warrant as a liability.  Accordingly, the Company completed a final mark-to-market valuation of the Conemaugh warrant and reclassified it to stockholders’ equity upon the effective date of the modification.  As of July 23, 2015 and December 31, 2014, the fair value of the Conemaugh warrant was approximately $11.7 million and $9.2 million, respectively.  These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the captions “Capital in excess of par value” and “Other long-term liabilities” as of September 30, 2015 and December 31, 2014, respectively.

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

Stock Options

The Company granted options to purchase 823,750 and 716,150 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the nine months ended September 30, 2015 and 2014, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the nine months ended September 30, 2015 and 2014 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	29.0%	29.0%
Risk-free interest rate, minimum	0.01%	0.05%
Risk-free interest rate, maximum	2.20%	2.71%
Expected dividends	-	-
Average expected term (years)	5.3	5.4
Fair value per share of stock options granted	$18.66	$13.95

The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $8.4 million and $14.0 million, respectively. The Company received $0.3 million and $4.8 million in cash from stock option exercises for the three months ended September 30, 2015 and 2014, respectively, and $11.1 million and $23.1 million in cash from stock option exercises for the nine months ended September 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.0 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $15.8 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The Company granted a total of 289,919 and 369,871 restricted stock units and performance-based restricted stock units to certain officers,  employees and non-employee directors in accordance with the 2013 LTIP during the nine months ended September 30, 2015 and 2014, respectively. The fair value of the restricted stock units was determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.  The fair value of the performance-based restricted stock units was estimated using the Monte-Carlo simulation valuation model as more fully described below. The restricted stock units and performance-based restricted stock units granted during the nine months ended September 30, 2015 and 2014 generally have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Of the restricted stock units granted during the nine months ended September 30,  2015 and 2014, 145,000 and 236,000, respectively, were performance-based awards.   In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s  Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. For the performance-based restricted stock units granted during the nine months ended September 30, 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units.  For the performance-based restricted stock units granted during the nine months ended September 30, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, these awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash.  The Company recognizes compensation expense for the portion of the performance-based restricted stock units that will ultimately be settled in the Company’s common stock for the targeted units if the requisite service period is rendered, even if the market condition is never satisfied.  Additionally, the Company classifies as a liability and recognizes compensation expense for the portion of the award that will ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value which has been marked-to-market.

As of September 30, 2015,  there was $28.1 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Equity awards:
Other stock-based awards	$4.9	$4.9	$14.4	$13.4
Stock options	2.5	2.4	8.0	7.0
	7.4	7.3	22.4	20.4
Liability awards:
Other stock-based awards	(0.5)	1.0	3.2	1.7
Total stock-based compensation expense	$6.9	$8.3	$25.6	$22.1
Tax benefit on stock-based compensation expense	$2.8	$3.2	$10.2	$8.7

     The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2015 or 2014. As of September 30, 2015, there was $43.9 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.5 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

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

In addition, hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at September 30, 2015 has recorded a reserve for Marquette General of $18.0 million.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 70 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through September 30, 2015, 5 additional patients have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. The Company cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of September 30, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $18.6 million at September 30, 2015.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $8.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $113.4 million in costs related to uncompleted projects as of September 30, 2015, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2015, these uncompleted projects had an estimated cost to complete and equip of approximately $147.7 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At September 30, 2015, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,730.1 million.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share attributable to
LifePoint Health, Inc.:
Net income	$45.8	$28.7	$137.6	$108.2
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.2)	(1.2)	(8.7)	(4.5)
Net income attributable to LifePoint Health, Inc.	$43.6	$27.5	$128.9	$103.7

Denominator:
Weighted average shares outstanding - basic	44.0	44.8	44.1	45.1
Effect of dilutive securities:
Stock options and other stock-based awards	2.3	1.9	2.2	1.7
Convertible debt instruments	-	-	-	0.3
Weighted average shares outstanding - diluted	46.3	46.7	46.3	47.1

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.99	$0.61	$2.92	$2.30
Diluted	$0.94	$0.59	$2.79	$2.20

The Company’s previously outstanding convertible debt instruments have been included in the calculation of diluted earnings per share for the nine months ended September 30, 2014 whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding.  Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the three and nine months ended September 30, 2015 and 2014.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$860.9	$661.4	$-	$1,522.3
Provision for doubtful accounts	-	125.2	87.6	-	212.8
Revenues	-	735.7	573.8	-	1,309.5

Salaries and benefits	6.9	335.1	284.2	-	626.2
Supplies	-	106.9	98.8	-	205.7
Other operating expenses	(0.5)	175.2	138.5	-	313.2
Other income	-	(4.8)	(3.5)	-	(8.3)
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Depreciation and amortization	-	44.1	26.1	-	70.2
Interest expense, net	8.6	17.2	2.4	-	28.2
Impairment charge	-	2.2	-	-	2.2
Management (income) fees	-	(17.6)	17.6	-	-
	(40.3)	658.3	564.1	55.3	1,237.4
Income before income taxes	40.3	77.4	9.7	(55.3)	72.1
(Benefit) provision for income taxes	(3.3)	29.6	-	-	26.3
Net income	43.6	47.8	9.7	(55.3)	45.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.0)	-	(2.2)
Net income attributable to LifePoint
Health, Inc.	$43.6	$47.6	$7.7	$(55.3)	$43.6

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$904.9	$483.3	$-	$1,388.2
Provision for doubtful accounts	-	157.0	65.2	-	222.2
Revenues	-	747.9	418.1	-	1,166.0

Salaries and benefits	8.3	343.6	206.9	-	558.8
Supplies	-	105.9	74.6	-	180.5
Other operating expenses	-	194.2	91.4	-	285.6
Other income	-	(10.5)	(4.1)	-	(14.6)
Equity in earnings of affiliates	(44.6)	-	-	44.6	-
Depreciation and amortization	-	45.1	23.7	-	68.8
Interest expense, net	8.9	17.0	2.7	-	28.6
Impairment charge	-	12.2	-	-	12.2
Management (income) fees	-	(5.0)	5.0	-	-
	(27.4)	702.5	400.2	44.6	1,119.9
Income before income taxes	27.4	45.4	17.9	(44.6)	46.1
(Benefit) provision for income taxes	(0.1)	17.5	-	-	17.4
Net income	27.5	27.9	17.9	(44.6)	28.7
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(1.0)	-	(1.2)
Net income attributable to LifePoint
Health, Inc.	$27.5	$27.7	$16.9	$(44.6)	$27.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,552.2	$1,891.5	$-	$4,443.7
Provision for doubtful accounts	-	372.0	228.1	-	600.1
Revenues	-	2,180.2	1,663.4	-	3,843.6

Salaries and benefits	25.6	998.5	820.1	-	1,844.2
Supplies	-	316.3	280.3	-	596.6
Other operating expenses	(0.7)	544.0	372.2	-	915.5
Other income	-	(22.6)	(11.6)	-	(34.2)
Equity in earnings of affiliates	(186.4)	-	-	186.4	-
Depreciation and amortization	-	134.0	73.1	-	207.1
Interest expense, net	25.5	50.1	9.1	-	84.7
Impairment charges	-	13.8	-	-	13.8
Management (income) fees	-	(43.1)	43.1	-	-
	(136.0)	1,991.0	1,586.3	186.4	3,627.7
Income before income taxes	136.0	189.2	77.1	(186.4)	215.9
Provision for income taxes	7.1	71.2	-	-	78.3
Net income	128.9	118.0	77.1	(186.4)	137.6
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.7)	(8.0)	-	(8.7)
Net income attributable to LifePoint
Health, Inc.	$128.9	$117.3	$69.1	$(186.4)	$128.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,604.7	$1,212.5	$-	$3,817.2
Provision for doubtful accounts	-	425.7	171.3	-	597.0
Revenues	-	2,179.0	1,041.2	-	3,220.2

Salaries and benefits	22.1	991.6	508.4	-	1,522.1
Supplies	-	313.0	187.0	-	500.0
Other operating expenses	-	562.1	225.3	-	787.4
Other income	-	(39.3)	(10.2)	-	(49.5)
Equity in earnings of affiliates	(158.5)	-	-	158.5	-
Depreciation and amortization	-	136.5	54.3	-	190.8
Interest expense, net	35.0	51.7	7.1	-	93.8
Impairment charge	-	12.2	-	-	12.2
Management (income) fees	-	(15.0)	15.0	-	-
	(101.4)	2,012.8	986.9	158.5	3,056.8
Income before income taxes	101.4	166.2	54.3	(158.5)	163.4
(Benefit) provision for income taxes	(2.3)	57.5	-	-	55.2
Net income	103.7	108.7	54.3	(158.5)	108.2
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.6)	(3.9)	-	(4.5)
Net income attributable to LifePoint
Health, Inc.	$103.7	$108.1	$50.4	$(158.5)	$103.7

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$188.4	$124.8	$-	$313.2
Accounts receivable, net	-	446.8	300.9	-	747.7
Inventories	-	72.0	51.3	-	123.3
Prepaid expenses	0.2	28.5	20.6	-	49.3
Deferred tax assets	61.9	-	-	-	61.9
Other current assets	-	16.7	18.0	-	34.7
	62.1	752.4	515.6	-	1,330.1
Property and equipment:
Land	-	71.6	82.0	-	153.6
Buildings and improvements	-	1,537.5	716.2	-	2,253.7
Equipment	-	1,296.9	398.9	-	1,695.8
Construction in progress	-	67.9	45.5	-	113.4
	-	2,973.9	1,242.6	-	4,216.5
Accumulated depreciation	-	(1,488.7)	(290.7)	-	(1,779.4)
	-	1,485.2	951.9	-	2,437.1
Deferred loan costs, net	27.3	-	-	-	27.3
Intangible assets, net	-	31.1	41.2	-	72.3
Investments in subsidiaries	2,212.1	-	-	(2,212.1)	-
Due from subsidiaries	2,286.3	-	-	(2,286.3)	-
Other assets	9.3	27.5	27.9	-	64.7
Goodwill	-	1,466.1	201.4	-	1,667.5
Total assets	$4,597.1	$3,762.3	$1,738.0	$(4,498.4)	$5,599.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$86.0	$80.6	$-	$166.6
Accrued salaries	5.6	119.1	88.6	-	213.3
Other current liabilities	39.0	118.6	77.1	-	234.7
Current maturities of long-term debt	22.5	1.0	1.6	-	25.1
	67.1	324.7	247.9	-	639.7
Long-term debt	2,119.8	48.4	13.0	-	2,181.2
Due to Parent	-	1,594.8	691.5	(2,286.3)	-
Deferred income tax liabilities	173.3	-	-	-	173.3
Long-term portion of reserves for self-insurance claims	-	101.9	47.7	-	149.6
Other long-term liabilities	1.2	26.2	48.2	-	75.6
Total liabilities	2,361.4	2,096.0	1,048.3	(2,286.3)	3,219.4
Redeemable noncontrolling interests	-	-	98.0	-	98.0
Total LifePoint Health, Inc. stockholders' equity	2,235.7	1,664.9	547.2	(2,212.1)	2,235.7
Noncontrolling interests	-	1.4	44.5	-	45.9
Total equity	2,235.7	1,666.3	591.7	(2,212.1)	2,281.6
Total liabilities and equity	$4,597.1	$3,762.3	$1,738.0	$(4,498.4)	$5,599.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$43.6	$47.8	$9.7	$(55.3)	$45.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Stock-based compensation	7.4	-	-	-	7.4
Depreciation and amortization	-	44.1	26.1	-	70.2
Amortization of physician minimum revenue guarantees	-	2.4	0.6	-	3.0
Amortization of debt discounts, premium and deferred loan costs	1.3	-	-	-	1.3
Impairment charge	-	2.2	-	-	2.2
Deferred income tax benefit	(7.7)	-	-	-	(7.7)
Reserve for self-insurance claims, net of payments	-	(4.2)	10.9	-	6.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(0.1)	8.1	-	8.0
Inventories, prepaid expenses and other current assets	(0.1)	0.3	(1.0)	-	(0.8)
Accounts payable, accrued salaries and other current liabilities	21.6	11.5	(13.4)	-	19.7
Income taxes payable/receivable	19.2	-	-	-	19.2
Other	(0.5)	1.4	(1.6)	-	(0.7)
Net cash provided by operating activities	29.5	105.4	39.4	-	174.3

Cash flows from investing activities:
Purchases of property and equipment	-	(37.0)	(22.2)	-	(59.2)
Acquisitions, net of cash acquired	-	(39.3)	(109.4)	-	(148.7)
Other	(0.7)	(1.5)	0.9	-	(1.3)
Net cash used in investing activities	(0.7)	(77.8)	(130.7)	-	(209.2)

Cash flows from financing activities:
Payments of borrowings	(5.7)	-	-	-	(5.7)
Repurchases of common stock	(68.2)	-	-	-	(68.2)
Proceeds from exercise of stock options	0.3	-	-	-	0.3
Change in intercompany balances with affiliates, net	45.0	(156.2)	111.2	-	-
Other	(0.2)	0.3	(1.2)	-	(1.1)
Net cash (used in) provided by financing activities	(28.8)	(155.9)	110.0	-	(74.7)

Change in cash and cash equivalents	-	(128.3)	18.7	-	(109.6)
Cash and cash equivalents at beginning of period	-	316.7	106.1	-	422.8
Cash and cash equivalents at end of period	$-	$188.4	$124.8	$-	$313.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$27.5	$27.9	$17.9	$(44.6)	$28.7
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(44.6)	-	-	44.6	-
Stock-based compensation	7.3	-	-	-	7.3
Depreciation and amortization	-	45.1	23.7	-	68.8
Amortization of physician minimum revenue guarantees	-	3.1	0.4	-	3.5
Amortization of debt discounts, premium and deferred loan costs	1.2	-	-	-	1.2
Impairment charge	-	12.2	-	-	12.2
Deferred income tax benefit	28.2	-	-	-	28.2
Reserve for self-insurance claims, net of payments	-	2.8	(1.8)	-	1.0
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(7.7)	(20.7)	-	(28.4)
Inventories, prepaid expenses and other current assets	0.1	(0.6)	7.2	-	6.7
Accounts payable, accrued salaries and other current liabilities	22.8	6.7	(0.8)	-	28.7
Income taxes payable/receivable	(26.7)	-	-	-	(26.7)
Other	0.1	(0.2)	0.2	-	0.1
Net cash provided by operating activities	15.9	89.3	26.1	-	131.3

Cash flows from investing activities:
Purchases of property and equipment	-	(27.1)	(9.9)	-	(37.0)
Acquisitions, net of cash acquired	-	(7.9)	(164.2)	-	(172.1)
Other	(0.5)	1.1	(1.2)	-	(0.6)
Net cash used in investing activities	(0.5)	(33.9)	(175.3)	-	(209.7)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Repurchases of common stock	(0.4)	-	-	-	(0.4)
Proceeds from exercise of stock options	4.8	-	-	-	4.8
Change in intercompany balances with affiliates, net	(16.1)	(167.8)	183.9	-	-
Other	(0.9)	0.7	(2.0)	-	(2.2)
Net cash (used in) provided by financing activities	(15.4)	(167.1)	181.9	-	(0.6)

Change in cash and cash equivalents	-	(111.7)	32.7	-	(79.0)
Cash and cash equivalents at beginning of period	-	234.9	107.1	-	342.0
Cash and cash equivalents at end of period	$-	$123.2	$139.8	$-	$263.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$128.9	$118.0	$77.1	$(186.4)	$137.6
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(186.4)	-	-	186.4	-
Stock-based compensation	22.4	-	-	-	22.4
Depreciation and amortization	-	134.0	73.1	-	207.1
Amortization of physician minimum revenue guarantees	-	7.8	1.5	-	9.3
Amortization of debt discounts, premium and deferred loan costs	3.8	-	-	-	3.8
Impairment charges	-	13.8	-	-	13.8
Deferred income taxes	3.1	-	-	-	3.1
Reserve for self-insurance claims, net of payments	-	(2.1)	17.6	-	15.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	3.2	32.0	-	35.2
Inventories, prepaid expenses and other current assets	-	45.2	7.1	-	52.3
Accounts payable, accrued salaries and other current liabilities	24.9	(24.2)	4.7	-	5.4
Income taxes payable/receivable	38.2	-	-	-	38.2
Other	(0.7)	-	(0.7)	-	(1.4)
Net cash provided by operating activities	34.2	295.7	212.4	-	542.3

Cash flows from investing activities:
Purchases of property and equipment	-	(82.7)	(70.7)	-	(153.4)
Acquisitions, net of cash acquired	-	(44.5)	(130.0)	-	(174.5)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	0.5	-	-	-	0.5
Net cash provided by (used in) investing activities	0.5	(108.4)	(200.7)	-	(308.6)

Cash flows from financing activities:
Payments of borrowings	(11.3)	-	-	-	(11.3)
Repurchases of common stock	(102.0)	-	-	-	(102.0)
Proceeds from exercise of stock options	11.1	-	-	-	11.1
Change in intercompany balances with affiliates, net	67.8	(61.6)	(6.2)	-	-
Other	(0.3)	0.7	(10.2)	-	(9.8)
Net cash used in financing activities	(34.7)	(60.9)	(16.4)	-	(112.0)

Change in cash and cash equivalents	-	126.4	(4.7)	-	121.7
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$188.4	$124.8	$-	$313.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$103.7	$108.7	$54.3	$(158.5)	$108.2
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(158.5)	-	-	158.5	-
Stock-based compensation	20.4	-	-	-	20.4
Depreciation and amortization	-	136.5	54.3	-	190.8
Amortization of physician minimum revenue guarantees	-	10.0	1.2	-	11.2
Amortization of debt discounts, premium and deferred loan costs	12.8	-	-	-	12.8
Impairment charge	-	12.2	-	-	12.2
Deferred income tax benefit	23.1	-	-	-	23.1
Reserve for self-insurance claims, net of payments	-	4.7	1.0	-	5.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(37.0)	(19.7)	-	(56.7)
Inventories, prepaid expenses and other current assets	(0.1)	18.0	9.2	-	27.1
Accounts payable, accrued salaries and other current liabilities	23.5	(38.4)	12.0	-	(2.9)
Income taxes payable/receivable	(46.0)	-	-	-	(46.0)
Other	-	1.3	0.7	-	2.0
Net cash (used in) provided by operating activities	(21.1)	216.0	113.0	-	307.9

Cash flows from investing activities:
Purchases of property and equipment	-	(64.4)	(26.3)	-	(90.7)
Acquisitions, net of cash acquired	-	(10.6)	(249.3)	-	(259.9)
Other	(1.7)	1.5	(0.8)	-	(1.0)
Net cash used in investing activities	(1.7)	(73.5)	(276.4)	-	(351.6)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(582.6)	-	-	-	(582.6)
Repurchases of common stock	(172.3)	-	-	-	(172.3)
Proceeds from exercise of stock options	23.1	-	-	-	23.1
Change in intercompany balances with affiliates, net	349.5	(578.2)	228.7	-	-
Other	(6.9)	0.6	(5.1)	-	(11.4)
Net cash provided by (used in) financing activities	22.8	(577.6)	223.6	-	(331.2)

Change in cash and cash equivalents	-	(435.1)	60.2	-	(374.9)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$123.2	$139.8	$-	$263.0

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 21 states throughout the United States (“U.S.”). At September 30, 2015, on a consolidated basis, we operated 67 hospital campuses, having a total of 8,253 licensed beds.  We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,309.5 million and $1,166.0 million during the three months ended September 30, 2015 and 2014, respectively, and $3,843.6 million and  $3,220.2 million during the nine months ended September 30, 2015 and 2014, respectively.  During the three months ended September 30, 2015 and 2014, respectively, we derived 46.4% and 44.9% of our revenues, collectively, from the Medicare and Medicaid programs and 45.8% and 45.2% during the nine months ended September 30, 2015 and 2014, respectively.    Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at September 30, 2015, only nine of the states in which we operate are currently implementing expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, CMS has recently indicated that in light of the availability of federal funding for Medicaid expansion, it may not be willing to continue to provide certain uncompensated care funding, which would likely have a more significant impact in the states that have not expanded their Medicaid programs.

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

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act.  These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act (“BCA”) of 2011 imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

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

On August 17, 2015, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2016, which began on October 1, 2015.  Among other things, the final rule provides a payment rate increase of 0.9% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users.  The rate increase is based on a proposed hospital market basket increase of 2.4%, which is reduced by (i) a multi-factor productivity adjustment of 0.5%, (ii) a 0.2% reduction required by the Affordable Care Act, and (iii) a 0.8% documentation and coding recoupment adjustment required by the ATRA.  Hospitals that do not successfully report quality data under the IQR Program are subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments.  Hospitals that are not meaningful EHR users are also subject to an additional 50% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS final rule for FFY 2016 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the final rule finalizes modifications to some of the proposed policies regarding clinical quality measure reporting for the EHR Incentive Programs, makes updates to the measures used in the IQR, Hospital Value-Based Purchasing, Hospital-Acquired Conditions Reduction, and Hospital Readmissions Reductions Programs and would distribute $6.4 billion in Medicare DSH payments to hospitals in FFY 2016, which would be a decrease of $1.2 billion from the estimated amount that will be distributed for FFY 2015.  Overall, CMS estimates that the policies and rates in the final rule will increase combined operating and capital payments to hospitals by approximately 0.2% or $272 million in FFY 2016.

On October 26, 2015, the Bipartisan Budget Act of 2015 (“BBA”) was introduced in Congress.  Among other things, the BBA would increase the federal borrowing limit through March 15, 2017, increase government spending by $80 billion in 2016 and 2017, with the increase being divided equally between defense and domestic programs, reduce the size of the premium increase that was scheduled to take effect for certain Medicare Part B recipients in 2016, and repeal a provision of the Affordable Care Act that requires large employers to automatically enroll employees in their health plans.  The increase in government spending would be offset by changes to the Social Security Disability insurance fund, a reduction in the reimbursement that is paid by the Medicare program to certain new off-campus outpatient departments of hospitals, and extending the 2% reduction in Medicare spending required by the BCA an additional year through 2025.

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

On July 8, 2015, as part of the OPPS proposed rule for CY 2016, CMS proposed modifications to the Two-Midnight Rule.  Under the proposed rule, for stays that are expected to last less than two midnights, an inpatient admission would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician if the documentation in the medical record supports the admitting physician’s determination that an inpatient admission was necessary.  The admitting physician’s determination would be subject to medical review, and CMS has indicated that despite the proposed modifications, its expectation would continue to be that inpatient stays under 24 hours would rarely qualify for an exception to the two-midnight benchmark. The proposed rule does not change the standard for stays that are expected to be two midnights or longer, and, as a result, those stays would still generally be considered appropriate for Medicare Part A payment.

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

On August 12, 2015, CMS announced that it was extending a partial enforcement delay of the two midnight rule and that it would not approve recovery auditors to conduct patient status reviews for dates of admission of October 1, 2015 through December 31, 2015.  In connection with the announcement, CMS stated that beginning on October 1, 2015, QIOs would assume responsibility for conducting initial patient status reviews of providers to determine the appropriateness of Medicare Part A payment for short stay inpatient hospital claims.  According to CMS, from October 1, 2015 through December 31, 2015, the reviews conducted by the QIOs will be based on current Medicare payment policies.  Beginning on January 1, 2016, QIOs and recovery auditors will conduct patient status reviews in accordance with any policy changes that are finalized in the OPPS final rule for CY 2016.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by QIO recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays.  Federal lawsuits have also been filed challenging the Two-Midnight Rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act.  We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS.  We also cannot predict whether the federal court challenges to the Two-Midnight Rule will be successful.

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

Privacy and Security Requirements and Administrative Simplification Provisions

We are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act, which are designed to protect the confidentiality, availability and integrity of health information.  The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form. The HIPAA privacy standards, which apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us, require our compliance with rules governing the use and disclosure of this health information, and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf.  The HIPAA privacy standards also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information.  The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.  In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.  The Federal Trade Commission (the “FTC”) has also ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identity theft and privacy intrusions.

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

In 2013, HHS issued a final HIPAA omnibus rule (the “Final HIPAA Rule”), which includes, among other things, making our facilities’ business associates directly liable for compliance with certain of the privacy and security rules’ requirements; making our facilities’ liable for violations by their business associates if HHS determines an agency relationship exists between the facility and the business associate under federal agency law; adding limitations on the use and disclosure of health information for marketing and fundraising purposes, and prohibiting the sale of health information without individual authorization; expanding our patients’ rights to receive electronic copies of their health information and to restrict disclosures to a health plan concerning treatment for which our patient has paid out of pocket in full; requiring modifications to, and redistribution of, our facilities notice of privacy practices; rules addressing enforcement of noncompliance with HIPAA due to willful neglect; an increased and tiered civil money penalty structure; and modifications to the breach notification rules that replace the “risk of harm” standard with a “low probability of compromise” standard, which would require our facilities to prepare a four factor risk assessment for impermissible uses and disclosures of health information. We cannot predict the financial impact to our hospitals in implementing the provisions of the Final HIPAA Rule.

In addition to the privacy and security requirements, we also are subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions. ICD-10 contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system, and as a result, the coding for the services provided in our hospitals and clinics will require much greater specificity. Providers were required to begin using the ICD-10 coding system on October 1, 2015.  As a result of our implementation of ICD-10, we have made additional investments in technology and training. Although we believe we have made all of the modifications necessary to ensure full compliance with the changes prescribed by ICD-10, we may still experience delays in reimbursement, underpayment for services or possible denials of payments from payors. At this early stage of transition, we are not able to predict the overall financial impact that ICD-10 will have on our financial position, results of operations and cash flows.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 57 hospitals operated during the three months ended September 30, 2015 and 2014, and the same 55 hospitals operated during the nine months ended September 30, 2015 and 2014.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended September 30, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,522.3	116.3%	$1,388.2	119.1%
Provision for doubtful accounts	212.8	16.3	222.2	19.1
Revenues	1,309.5	100.0	1,166.0	100.0

Salaries and benefits	626.2	47.8	558.8	47.9
Supplies	205.7	15.7	180.5	15.5
Other operating expenses	313.2	23.9	285.6	24.4
Other income	(8.3)	(0.6)	(14.6)	(1.2)
Depreciation and amortization	70.2	5.3	68.8	6.0
Interest expense, net	28.2	2.2	28.6	2.4
Impairment charges	2.2	0.2	12.2	1.0
	1,237.4	94.5	1,119.9	96.0

Income before income taxes	72.1	5.5	46.1	4.0
Provision for income taxes	26.3	2.0	17.4	1.5
Net income	45.8	3.5	28.7	2.5
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.2)	(0.2)	(1.2)	(0.1)
Net income attributable to LifePoint Health, Inc.	$43.6	3.3%	$27.5	2.4%

Revenues

The following table presents the components of revenues for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$1,522.3	$1,388.2	$134.1	9.7%
Provision for doubtful accounts	212.8	222.2	(9.4)	(4.2)
Revenues	$1,309.5	$1,166.0	$143.5	12.3

Same-hospital:
Revenues before provision for doubtful accounts	$1,267.0	$1,251.1	$15.9	1.3%
Provision for doubtful accounts	191.1	201.3	(10.2)	(5.1)
Revenues	$1,075.9	$1,049.8	$26.1	2.5

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$387.1	29.6%	$361.7	31.0%
Medicaid	220.2	16.8	161.7	13.9
HMOs, PPOs and other private insurers	681.2	52.0	631.0	54.1
Self-pay	204.6	15.6	207.9	17.8
Other	29.2	2.3	25.9	2.3
Revenues before provision for doubtful accounts	1,522.3	116.3	1,388.2	119.1
Provision for doubtful accounts	(212.8)	(16.3)	(222.2)	(19.1)
Revenues	$1,309.5	100.0%	$1,166.0	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,270	$8,041	$229	2.8
Revenues per equivalent admission - same-hospital	$8,316	$8,126	$190	2.3

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	58,754	56,599	2,155	3.8
Equivalent admissions	158,332	144,994	13,338	9.2
Medicare case mix index	1.43	1.38	0.05	3.6
Average length of stay (days)	4.9	4.8	0.1	2.1
Inpatient surgeries	16,731	15,672	1,059	6.8
Outpatient surgeries	62,234	56,101	6,133	10.9
Total surgeries	78,965	71,773	7,192	10.0
Emergency room visits	378,302	359,701	18,601	5.2
Outpatient factor	2.70	2.57	0.13	5.2

Same-hospital:
Admissions	48,261	50,620	(2,359)	(4.7)
Equivalent admissions	129,367	129,185	182	0.1
Medicare case mix index	1.43	1.39	0.04	2.9
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	13,356	14,045	(689)	(4.9)
Outpatient surgeries	50,366	50,355	11	-
Total surgeries	63,722	64,400	(678)	(1.1)
Emergency room visits	329,914	325,229	4,685	1.4
Outpatient factor	2.68	2.56	0.12	4.9

For the three months ended September 30, 2015, our same-hospital revenues before provision for doubtful accounts increased $15.9 million, or 1.3%, to $1,267.0 million as compared to $1,251.1 million for the same period last year. This increase was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers.  For the three months ended September 30, 2015, our same-hospital equivalent admissions increased slightly by 0.1% as compared to the same period last year, primarily as a result of a 1.4% increase in emergency room visits, partially offset by a 1.1% decrease in total surgeries. The decrease in our same-hospital total surgeries was primarily attributable to declines in low acuity inpatient and outpatient surgeries. Additionally, our same-hospital revenues per equivalent admission increased 2.3% as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$22.3	1.7%	$15.1	1.3%	$7.2	47.4%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$204.6	15.6%	$207.9	17.8%	$(3.3)	(1.6)%
Net revenue days outstanding
(at end of period)	54.1	N/A	60.0	N/A	(5.9)	(9.8)%

Same-hospital:
Related key indicators:
Charity care write-offs	$16.4	1.5%	$13.0	1.2%	$3.4	26.5%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$189.9	17.7%	$184.3	17.6%	$5.6	3.0%
Net revenue days outstanding
(at end of period)	53.7	N/A	55.7	N/A	(2.0)	(3.6)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the three months ended September 30, 2015, our provision for doubtful accounts decreased by $9.4 million, or 4.2%, to $212.8 million on a consolidated basis and by $10.2 million, or 5.1%, to $191.1 million on a same-hospital basis as compared to the same period last year. These decreases in our provision for doubtful accounts, on both a consolidated and same-hospital basis, are generally reflective of an improvement in the amount and timing of cash collections, including recoveries of amounts that were previously fully reserved. Additionally, on a consolidated basis, for the three months ended September 30, 2015, our results were further benefited from the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities when compared to the same period last year.  Improvements in our accounts receivable are reflected in the reduction to our net revenue days outstanding.  Specifically, our net revenue days outstanding at September 30, 2015 improved to 54.1 days compared to 60.0 days at September 30, 2014 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at September 30, 2015 improved to 53.7 days compared to 55.7 days at September 30, 2014.

The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2014 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$626.2	47.8%	$558.8	47.9%	$67.4	12.1%
Man-hours per equivalent admission	109	N/A	106	N/A	3	2.8%
Salaries and benefits per equivalent
admission	$3,956	N/A	$3,777	N/A	$179	4.7%

For the three months ended September 30, 2015, our salaries and benefits expense increased to $626.2 million, or 12.1%, as compared to $558.8 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$205.7	15.7%	$180.5	15.5%	$25.2	13.9%
Supplies per equivalent admission	$1,297	N/A	$1,243	N/A	$54	4.3%

For the three months ended September 30, 2015, our supplies expense increased to $205.7 million, or 13.9%, as compared to $180.5 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$50.5	3.9%	$41.7	3.6%	$8.8	21.1%
Utilities	25.9	2.0	24.1	2.1	1.8	7.5
Repairs and maintenance	35.1	2.7	31.8	2.7	3.3	10.7
Rents and leases	13.4	1.0	11.4	1.0	2.0	17.3
Insurance	13.6	1.0	13.1	1.1	0.5	3.9
Physician recruiting	5.4	0.4	6.2	0.5	(0.8)	(14.4)
Contract services	94.8	7.2	82.8	7.1	12.0	14.5
Non-income taxes	35.2	2.7	32.1	2.7	3.1	9.9
Other	39.3	3.0	42.4	3.6	(3.1)	(7.4)
	$313.2	23.9	$285.6	24.4	$27.6	9.7%

For the three months ended September 30, 2015, our other operating expenses increased to $313.2 million, or 9.7%, as compared to $285.6 million for the same period last year primarily as a result of our recent acquisitions.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended September 30, 2015, we recognized $8.3 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $14.6 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended September 30, 2015, our depreciation and amortization expense increased by $1.4 million, or 2.0%  to $70.2 million, or 5.3% of revenues, as compared to $68.8 million, or 6.0% of revenues for the same period last year. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense decreased slightly by $0.4 million, or 1.1% to $28.2 million for the three months ended September 30, 2015 as compared to $28.6 million for the same period last year.  The decrease in our interest expense is attributable to a slight decrease in our average total debt outstanding during the three months ended September 30, 2015 as compared to the same period last year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

During the three months ended September 30, 2015, we recognized an additional impairment charge of $2.2 million, $1.4 million net of income taxes, or $0.03 loss per diluted share, related to the finalization of the net working capital settlement in connection with the divestiture of Putnam Community Medical Center (“Putnam”), which was sold effective May 1, 2015.

During the three months ended September 30, 2014, we recognized an impairment charge of $12.2 million, $7.8 million net of income taxes, or $0.16 loss per diluted share, in connection with the sale of certain assets of River Parishes Hospital (“River Parishes”), effective November 1, 2014. The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $26.3 million, or 2.0% of revenues, for the three months ended September 30, 2015, as compared to $17.4 million, or 1.5% of revenues, for the same period last year.  The increase in the provision for income taxes for the three months ended September 30, 2015 was primarily attributable to an increase in our income before income taxes for the three months ended September 30, 2015, as compared to the same period last year. This increase was partially offset by lower interest expense on uncertain tax positions and a lower effective state tax rate for the three months ended September 30, 2015, as compared to the same period last year, due to various state tax planning initiatives.  Our effective tax rate was 37.6% for the three months ended September 30, 2015, as compared to 38.6% for the same period last year.

For the Nine Months Ended September 30, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$4,443.7	115.6%	$3,817.2	118.5%
Provision for doubtful accounts	600.1	15.6	597.0	18.5
Revenues	3,843.6	100.0	3,220.2	100.0

Salaries and benefits	1,844.2	48.0	1,522.1	47.3
Supplies	596.6	15.5	500.0	15.5
Other operating expenses	915.5	23.8	787.4	24.4
Other income	(34.2)	(0.9)	(49.5)	(1.5)
Depreciation and amortization	207.1	5.4	190.8	5.9
Interest expense, net	84.7	2.2	93.8	2.9
Impairment charges	13.8	0.4	12.2	0.4
	3,627.7	94.4	3,056.8	94.9

Income before income taxes	215.9	5.6	163.4	5.1
Provision for income taxes	78.3	2.0	55.2	1.7
Net income	137.6	3.6	108.2	3.4
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(8.7)	(0.2)	(4.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	$128.9	3.4%	$103.7	3.2%

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$4,443.7	$3,817.2	$626.5	16.4%
Provision for doubtful accounts	600.1	597.0	3.1	0.5
Revenues	$3,843.6	$3,220.2	$623.4	19.4

Same-hospital:
Revenues before provision for doubtful accounts	$3,530.5	$3,439.7	$90.8	2.6%
Provision for doubtful accounts	497.1	513.3	(16.2)	(3.2)
Revenues	$3,033.4	$2,926.4	$107.0	3.7

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,135.0	29.5%	$1,003.5	31.2%
Medicaid	625.0	16.3	451.7	14.0
HMOs, PPOs and other private insurers	2,045.3	53.2	1,745.2	54.2
Self-pay	547.3	14.2	547.4	17.0
Other	91.1	2.4	69.4	2.1
Revenues before provision for doubtful accounts	4,443.7	115.6	3,817.2	118.5
Provision for doubtful accounts	(600.1)	(15.6)	(597.0)	(18.5)
Revenues	$3,843.6	100.0%	$3,220.2	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,353	$8,114	$239	2.9
Revenues per equivalent admission - same-hospital	$8,401	$8,276	$125	1.5

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	177,255	161,335	15,920	9.9
Equivalent admissions	460,154	396,884	63,270	15.9
Medicare case mix index	1.42	1.37	0.05	3.6
Average length of stay (days)	4.9	4.8	0.1	2.1
Inpatient surgeries	48,797	43,219	5,578	12.9
Outpatient surgeries	180,807	154,355	26,452	17.1
Total surgeries	229,604	197,574	32,030	16.2
Emergency room visits	1,105,605	984,816	120,789	12.3
Outpatient factor	2.60	2.46	0.14	5.5

Same-hospital:
Admissions	139,463	143,798	(4,335)	(3.0)
Equivalent admissions	361,070	353,599	7,471	2.1
Medicare case mix index	1.41	1.39	0.02	1.4
Average length of stay (days)	4.9	4.8	0.1	2.1
Inpatient surgeries	37,186	38,966	(1,780)	(4.6)
Outpatient surgeries	143,961	141,290	2,671	1.9
Total surgeries	181,147	180,256	891	0.5
Emergency room visits	908,963	868,636	40,327	4.6
Outpatient factor	2.59	2.46	0.13	5.3

For the nine months ended September 30, 2015, our same-hospital revenues before provision for doubtful accounts increased $90.8 million, or 2.6%, to $3,530.5 million as compared to $3,439.7 million for the same period last year. This increase was primarily driven by increases in our same-hospital equivalent admissions as well as higher contracted rates from HMOs, PPOs and other private insurers.  For the nine months ended September 30, 2015, our same-hospital equivalent admissions increased 2.1% as compared to the same period last year, primarily as a result of a 0.5% increase in total surgeries and a 4.6% increase in emergency room visits. Additionally, our same-hospital revenues per equivalent admission increased 1.5% as compared to the same period last year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$67.2	1.7%	$66.3	2.1%	$0.9	1.4%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$547.3	14.2%	$547.4	17.0%	$(0.1)	-%
Net revenue days outstanding
(at end of period)	54.1	N/A	60.0	N/A	(5.9)	(9.8)%

Same-hospital:
Related key indicators:
Charity care write-offs	$44.0	1.5%	$59.4	2.0%	$(15.4)	(25.9)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$469.9	15.5%	$463.9	15.9%	$6.0	1.3%
Net revenue days outstanding
(at end of period)	53.7	N/A	55.7	N/A	(2.0)	(3.6)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the nine months ended September 30, 2015, our provision for doubtful accounts increased slightly by $3.1 million, or 0.5%, to $600.1 million on a consolidated basis but decreased by $16.2 million, or 3.2%, to $497.1 million on a same-hospital basis as compared to the same period last year.  For the nine months ended September 30, 2015, on a consolidated basis, our provision for doubtful accounts increased primarily as a result of our recent acquisitions, partially offset by the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities when compared to the same period last year.   For the nine months ended September 30, 2015, on a same-hospital basis, our provision for doubtful accounts decreased as compared to the same period last year and is generally reflective of an improvement in the amount and timing of cash collections, including recoveries of amounts that were previously fully reserved.  Improvements in our accounts receivable are reflected in the reduction to our net revenue days outstanding. Specifically, our net revenue days outstanding at September 30, 2015 improved to 54.1 days compared to 60.0 days at September 30, 2014 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at September 30, 2015 improved to 53.7 days compared to 55.7 days at September 30, 2014.

The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2014 Annual Report on Form 10-K.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,844.2	48.0%	$1,522.1	47.3%	$322.1	21.2%
Man-hours per equivalent admission	110	N/A	107	N/A	3	2.8%
Salaries and benefits per equivalent
admission	$4,009	N/A	$3,805	N/A	$204	5.4%

For the nine months ended September 30, 2015, our salaries and benefits expense increased to $1,844.2 million, or 21.2%, as compared to $1,522.1 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$596.6	15.5%	$500.0	15.5%	$96.6	19.3%
Supplies per equivalent admission	$1,296	N/A	$1,260	N/A	$36	2.9%
For the nine months ended September 30, 2015, our supplies expense increased to $596.6 million, or 19.3%, as compared to $500.0 million for the same period last year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$144.1	3.7%	$116.1	3.6%	$28.0	24.1%
Utilities	71.1	1.8	64.8	2.0	6.3	9.8
Repairs and maintenance	103.5	2.7	87.3	2.7	16.2	18.6
Rents and leases	39.4	1.0	31.4	1.0	8.0	25.4
Insurance	42.6	1.1	37.0	1.1	5.6	15.2
Physician recruiting	16.4	0.4	18.0	0.6	(1.6)	(8.9)
Contract services	275.2	7.2	231.6	7.2	43.6	18.8
Non-income taxes	102.0	2.7	89.9	2.8	12.1	13.4
Other	121.2	3.2	111.3	3.4	9.9	8.9
	$915.5	23.8	$787.4	24.4	$128.1	16.3%

For the nine months ended September 30, 2015, our other operating expenses increased to $915.5 million, or 16.3%, as compared to $787.4 million for the same period last year primarily as a result of our recent acquisitions, and to a lesser extent, as a result of moderate increases in our same-hospital professional fees and contract services.  As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as emergency room physician coverage and hospitalists.  Additionally, our same-hospital contract services expense has increased as a result of higher business office collection efforts driven primarily by increases in our same-hospital revenues.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the nine months ended September 30, 2015, we recognized $34.2 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $49.5 million recognized in the same period last year.

Depreciation and Amortization

For the nine months ended September 30, 2015, our depreciation and amortization expense increased by $16.3 million, or 8.5%  to $207.1 million, or 5.4% of revenues, as compared to $190.8 million, or 5.9% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense decreased by $9.1 million, or 9.7% to $84.7 million for the nine months ended September 30, 2015 as compared to $93.8 million for the same period last year.  The decrease in our interest expense is partially attributable to a decrease in our average total debt outstanding during the nine months ended September 30, 2015 as compared to the same period last year.  Additionally, for the nine months ended September 30, 2015, the effective interest rate on our weighted average borrowings decreased to 4.8% as compared to 5.1% for the same period last year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with the sale of Putnam, effective May 1, 2015, we recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, during the nine months ended September  30, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement.

Additionally, during the nine months ended September  30, 2015, we recognized impairment charges of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland Community Hospital, Northwest Medical Center and Russellville Hospital which were sold effective January 1, 2015.

Lastly, in connection with the sale of certain assets of River Parishes, effective November 1, 2014, we recognized an impairment charge of $12.2 million, $7.8 million net of income taxes, or $0.16 loss per diluted share, during the nine months ended September 30, 2014. The impairment charge includes the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $78.3 million, or 2.0% of revenues, for the nine months ended September 30, 2015, as compared to $55.2 million, or 1.7% of revenues, for the same period last year. The increase in the provision for income taxes for the nine months ended September 30, 2015 was primarily attributable to an increase in our income before income taxes for the nine months ended September 30, 2015, as compared to the same period last year and an increase in our effective tax rate. The effective tax rate increased to 37.8% for the nine months ended September 30, 2015, as compared to 34.7% for the same period last year. Our effective tax rate was lower for the nine months ended September 30, 2014 as a result of the reversal of a $6.0 million valuation allowance that was established in 2013 against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

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

The following table presents summarized cash flow information for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$174.3	$131.3	$542.3	$307.9
Less: Purchases of property and equipment	(59.2)	(37.0)	(153.4)	(90.7)
Free operating cash flow	115.1	94.3	388.9	217.2
Acquisitions, net of cash acquired	(148.7)	(172.1)	(174.5)	(259.9)
Proceeds from sale of hospital	-	-	18.8	-
Proceeds from borrowings	-	-	-	412.0
Payments of borrowings	(5.7)	(2.8)	(11.3)	(582.6)
Repurchases of common stock	(68.2)	(0.4)	(102.0)	(172.3)
Proceeds from exercise of stock options	0.3	4.8	11.1	23.1
Other	(2.4)	(2.8)	(9.3)	(12.4)
Net change in cash and cash equivalents	$(109.6)	$(79.0)	$121.7	$(374.9)

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

Our cash flows provided by operating activities for the three months ended September 30, 2015 as compared to the same period last year were positively impacted by higher net income,  improvements in the amount and timing of cash collections of outstanding accounts receivable, including the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities and the timing of payments for income taxes.  These improvements were partially offset by an increase in the amount and timing of payments for accrued salaries.

Our cash flows provided by operating activities for the nine months ended September 30, 2015 as compared to the same period last year were positively impacted by higher net income, improvements in our collection efforts of outstanding accounts receivable, including the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities, increases in the amount and timing of cash receipts related to certain Medicaid DSH programs and EHR incentive payments, in addition to decreases in the amount and timing of payments for interest and income taxes.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Capital and routine projects	$35.0	$27.8	$113.5	$66.6
Information systems	24.2	9.2	39.9	24.1
	59.2	37.0	153.4	90.7
Depreciation expense	69.5	68.1	205.2	188.6
Ratio of capital expenditures to depreciation expense	85.2%	54.3%	74.8%	48.1%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first nine months of 2015 is as follows (in millions):

			Amortization of
	December 31,	Payments of	Debt Discount		September 30,
	2014	Borrowings	and Premium	Other	2015
Senior Credit Agreement:
Term Facility	$421.9	$(11.3)	$-	$-	$410.6
Incremental Term Loans	222.6	-	-	-	222.6
6.625% Senior Notes	400.0	-	-	-	400.0
5.5% Senior Notes	1,100.0	-		-	1,100.0
Unamortized debt discount	(1.0)	-	0.3	-	(0.7)
Unamortized debt premium	10.9	-	(1.1)	-	9.8
Capital leases and other	64.1	(1.7)	-	1.6	64.0
	$2,218.5	$(13.0)	$(0.8)	$1.6	$2,206.3

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30,	December 31,	Increase
	2015	2014	(Decrease)
Current portion of long-term debt	$25.1	$19.2	$5.9
Long-term debt	2,181.2	2,199.3	(18.1)
Unamortized discount on debt instrument	0.7	1.0	(0.3)
Unamortized premium on debt instrument	(9.8)	(10.9)	1.1
Total debt, excluding unamortized discount and premium	2,197.2	2,208.6	(11.4)
Total LifePoint Health, Inc. stockholders' equity	2,235.7	2,154.6	81.1
Total capitalization	$4,432.9	$4,363.2	$69.7
Total debt to total capitalization	49.6%	50.6%	(100)	bps

Percentage of:
Fixed rate debt, excluding unamortized discount and premium	71.2%	70.8%
Variable rate debt, excluding unamortized discount and premium	28.8	29.2
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2015, we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $331.3 million as of September 30, 2015.

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

As of September 30, 2015, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 1.95% and 2.70%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.20% for both the Term Facility and the Incremental Term Loans as of September 30, 2015.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of September 30, 2015.

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

We may redeem the 6.625% Senior Notes, in whole or in part, for a redemption price equal to a percentage of the principal amount of the notes redeemed (plus accrued and unpaid interest, if any, to the date of redemption) based on the following redemption schedule:

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

We may redeem the 5.5% Senior Notes, in whole or in part, at any time prior to December 1, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem the 5.5% Senior Notes, in whole or in part, at any time on or after December 1, 2016, for a redemption price equal to a percentage of the principal amount of the notes redeemed (plus accrued and unpaid interest, if any, to the date of redemption) based on the following redemption schedule:

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

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2015 as compared to 2014 as a result of our various capital commitments in connection with certain of our recent acquisitions. At September 30, 2015, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $147.7 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2015, we committed to invest an additional $160.7 million in capital expenditures and improvements over the next ten years in connection with our hospital acquisitions completed during the third quarter of 2015. Except for these additional capital expenditure commitments, there were no other material changes in our contractual obligations during the three months ended September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had $18.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Accounting Policies Not Yet Adopted

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years.  We do not expect the adoption of ASU 2015-16 will have a material impact on our results of operations.

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  We do not expect the adoption of ASU 2015-3 will have an impact on our results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2015, we had outstanding debt, excluding a  $0.7 million unamortized debt discount and a $9.8 million unamortized debt premium, of $2,197.2 million, 28.8%, or $633.2 million, of which was subject to variable rates of interest.

 The carrying amounts and fair values of the Term Facility and the Incremental Term Loans under the Senior Credit Agreement, the 6.625% Senior Notes and the 5.5% Senior Notes as of September 30, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$410.6	$421.9	$410.1	$420.3
Incremental Term Loans, excluding unamortized debt discount	$222.6	$222.6	$222.9	$222.0
6.625% Senior Notes	$400.0	$400.0	$411.5	$422.0
5.5% Senior Notes, excluding unamortized debt premium	$1,100.0	$1,100.0	$1,109.6	$1,130.3

The fair values of our long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2015. As a result, the interest rate market risk implicit in these investments at September 30, 2015, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at September 30, 2015, we have recorded a reserve for Marquette General of $18.0 million.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, we removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery.

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 70 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through September 30, 2015, 5 additional patients have notified Raleigh General Hospital that they intend to file lawsuits against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. We cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of September 30, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2015, as partial consideration in connection with our acquisition of an 80% interest in an entity that owns and operates Watertown Regional Medical Center, we issued a warrant to Watertown Regional Medical Center, Inc. with rights to purchase 55,024 shares of our common stock at an exercise price of $80.37 per share. The warrant is exercisable ratably over three years beginning on September 1, 2016. The warrant expires August 31, 2025. No underwriters were involved with the issuance of the warrant. The warrant was issued in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering.

Additionally, our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015  (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan provided for the repurchase of up to $350.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2014 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through December 31, 2015. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through December 3, 2016. We are not obligated to repurchase any specific number of shares under any of our repurchase plans.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

In connection with the 2011 Repurchase Plan, we repurchased approximately 3.0 million shares for an aggregate purchase price, including commissions, of $164.7 million at an average purchase price of $54.33 per share during the nine months ended September 30, 2014.  In connection with the 2014 Repurchase Plan, we repurchased approximately 1.2 million shares for an aggregate purchase price, including commissions, of $92.5 million at an average purchase price of $75.84 per share during the nine months ended September 30, 2015. As of September 30, 2015, we had remaining authority to repurchase $7.5 million and $150.0 million in shares in accordance with the 2014 Repurchase Plan and 2015 Repurchase Plan, respectively.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.2 million and 0.1 million shares vested under these plans for an aggregate purchase price of approximately $9.5 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2015:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased (a)	per Share	Programs	(In millions)
July 1, 2015 to July 31, 2015	6,576	$87.21	-	$225.0
August 1, 2015 to August 31, 2015	560,648	$80.26	560,648	$180.0
September 1, 2015 to September 30, 2015	291,540	$77.41	290,111	$157.5
Total	858,764	$79.35	850,759	$157.5

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

4.1	-	Amendment No. 1 to Amended and Restated Rights Agreement by and between LifePoint Health, Inc.
and American Stock Transfer & Trust Company, LLC, dated as of September 21, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K dated September 21, 2015,
File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

* — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: October  30, 2015

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

4.1	-	Amendment No. 1 to Amended and Restated Rights Agreement by and between LifePoint Health, Inc.
and American Stock Transfer & Trust Company, LLC, dated as of September 21, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K dated September 21, 2015,
File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

* — Furnished electronically herewith