Form 10-K
period 2015-12-31
LIFEPOINT HEALTH, INC.
filed 2016-02-12
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) 2
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the shares of registrant’s Common Stock held by non-affiliates as of June 30, 2015, was approximately  $2.8 billion.

As of February 5, 2016, the number of outstanding shares of the registrant’s Common Stock was 43,133,285.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III of this report.

LifePoint Health, Inc.

i

PART I

Item 1.  Business.

Overview of Our Company

LifePoint Health, Inc., formerly known as LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  Unless the context otherwise requires, LifePoint Health, Inc. and its subsidiaries are referred to herein as “LifePoint,” the “Company,” “we,” “our” or “us.” At December 31, 2015, on a consolidated basis, we operated 67 hospital campuses in 21 states throughout the United States (“U.S.”), having a total of 8,243 licensed beds.  We generate revenues primarily through hospital services offered at our facilities.  We generated $5,214.3 million, $4,483.1 million and $3,678.3 million in revenues during the years ended December 31, 2015, 2014 and 2013, respectively.

Our hospitals typically provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These services include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, rehabilitation services, pediatric services, and, in some of our hospitals, specialized services such as open-heart surgery, skilled nursing, psychiatric care and neuro-surgery. In many markets, we also provide outpatient services such as same-day surgery, laboratory, x-ray, respiratory therapy, imaging, sports medicine and lithotripsy. The services provided at any specific hospital depend on factors such as community need for the service, whether physicians necessary to operate the service line safely are members of the medical staff of that hospital, whether the service might be supported by community residents, and any contractual or certificate of need restrictions that exist.  Like most hospitals located in non-urban markets, our hospitals do not engage in extensive medical research and medical education programs. However, a number of our hospitals have affiliations with medical schools, including the clinical rotation of medical and pharmacy students, and two of our hospitals own and operate schools of nursing and other allied health professions.

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

Opportunities in New Markets

We believe that strategic acquisitions and partnerships can supplement our efforts to achieve organic growth in our existing markets, and in the past couple of years, newly acquired hospitals have accounted for the majority of our growth.  We continue to focus on strategic growth through acquisition and integration of well-positioned hospitals in growing areas of the U.S. where valuations are attractive and we can identify opportunities for improved operating and financial performance through our management and strategic initiatives. We are also focused on developing strategic partnerships with not-for-profit healthcare providers to achieve growth in new regions. We believe that such opportunities remain strong as community hospitals continue to see the benefits of scale and the additional resources available through a partnership with a large organization such as ours. We believe that the additional regulatory burdens imposed by healthcare reform initiatives are also causing hospitals to pursue strategic acquisitions and partnerships.

In 2011, we formed Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc. (“Duke”), with a mission to own and operate community hospitals as well as improve the delivery of healthcare services.  We own a controlling interest in Duke LifePoint Healthcare. We believe this partnership, which combines our operational resources and experience with Duke’s expertise in the development of clinical services and quality systems, further strengthens our ability to acquire well-positioned hospitals. Since its formation in 2011 and through December 31, 2015, we have completed the acquisition of twelve acute care hospitals and ancillary facilities through Duke LifePoint Healthcare.

In 2012, we entered into a joint venture agreement with Norton Healthcare, Inc. to form the Regional Health Network of Kentucky and Southern Indiana (“RHN”), the purpose of which is to own and operate hospitals in non-urban communities in Kentucky and Southern Indiana.  Through RHN, we acquired Clark Memorial Hospital (“Clark Memorial”), a 236 bed acute care hospital located in Jeffersonville, Indiana, effective August 1, 2015, and Scott Memorial Hospital (“Scott Memorial”), a 25 bed critical access hospital located in Scottsburg, Indiana, effective January 1, 2013.

We continue to make other strategic acquisitions on an opportunistic basis, including the following additional facilities during the year ended December 31, 2015:

•	an 80% interest in an entity that owns and operates Watertown Regional Medical Center (“Watertown”), a 95 bed acute care hospital located in Watertown, Wisconsin, effective September 1, 2015;
•	Fleming County Hospital (“Fleming”), a 52 bed acute care hospital located in Flemingsburg, Kentucky, effective August 1, 2015; and
•	Nason Hospital (“Nason”), a 45 bed acute care hospital located in Roaring Spring, Pennsylvania, effective February 1, 2015.

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

Additionally, in connection with our efforts to responsibly manage purchasing costs, we participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We owned an approximate 5.7% equity interest in this group purchasing organization at December 31, 2015.

Operations

We seek to operate our hospitals in a manner that positions them to compete effectively and to further our mission of Making Communities Healthier®. The operating strategies of our hospitals are determined largely by local hospital leadership and are tailored to each of their respective communities. Generally, our overall operating strategy is to: (1) expand the breadth of services offered at our hospitals in an effort to attract community patients that might otherwise leave their community for healthcare; (2) recruit, attract and retain physicians interested in practicing in the communities where our hospitals are primarily located; (3) recruit, retain and develop hospital executives and staff interested in working and living in the communities where our hospitals are primarily located; (4) negotiate favorable, facility-specific contracts with managed care and other private third-party payors; and (5) efficiently leverage resources across all of our hospitals.

As of December 31, 2015, with the exception of certain of our critical access hospitals, including Bluegrass Community Hospital (“Bluegrass”), Bell Hospital (“Bell”) and Meyersdale Medical Center (“Meyersdale”), all of our hospitals are accredited by the Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Bluegrass, Bell and Meyersdale participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

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

Members of the medical staffs of our hospitals are free to serve on the medical staffs of hospitals not owned or operated by LifePoint. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although, where permitted by law, we own a number of physician practices and employ a number of physicians, the majority of the physicians who practice at our hospitals are not our employees. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other healthcare professionals in all specialties on our medical staffs.

In our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties, the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance, and the challenges that can be associated with practicing medicine in small groups or independently.

Availability of Information

Our website is www.lifepointhealth.net. We make available free of charge on this website under “Investor Relations — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

Sources of Revenue

Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers, as well as directly from patients (“self-pay”).

Our revenues by payor and approximate percentages of revenues during the years specified below were as follows (in millions):

	2015		2014		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,515.0	29.1%	$1,361.4	30.4%	$1,199.5	32.6%
Medicaid	841.6	16.1	619.8	13.8	517.0	14.1
HMOs, PPOs and other private insurers	2,791.9	53.5	2,476.7	55.2	1,876.1	51.0
Self-pay	744.1	14.3	744.9	16.6	766.5	20.8
Other	121.8	2.3	98.1	2.2	69.6	1.9
Revenues before provision for
doubtful accounts	6,014.4	115.3	5,300.9	118.2	4,428.7	120.4
Provision for doubtful accounts	(800.1)	(15.3)	(817.8)	(18.2)	(750.4)	(20.4)
Revenues	$5,214.3	100.0%	$4,483.1	100.0%	$3,678.3	100.0%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans and for patient responsibility amounts due in connection with the exclusion, deductible or co-payment features of their coverage. The amounts of exclusions, deductibles and co-payments for which our patients are responsible generally have been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees. Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.  This shift partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

Medicare

Our revenues from Medicare were approximately $1,515.0 million, or 29.1% of total revenues for the year ended December 31, 2015. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided.  Since 2003, Congress and CMS have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).  Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) required further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending which began on April 1, 2013. The Bipartisan Budget Act of 2015 (“BBA”), which provides $80 billion in discretionary spending sequestration relief over the next two years, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through federal fiscal year (“FFY”) 2025 and, effective January 1, 2017, reduces Medicare payments to off-campus hospital outpatient departments that were not in operation prior to November 2, 2015.

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

The base MS-DRG operating expense payment rate that is used by the Medicare program in the IPPS is adjusted by an update factor on an annual basis. The index used to adjust the base MS-DRG payment rate, which is known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services.  For FFYs 2016 (which began on October 1, 2015 and will end on September 30, 2016), 2015 (which began on October 1, 2014 and ended on September 30, 2015), and 2014 (which began on October 1, 2013 and ended on September 30, 2014), the hospital market basket index increased 2.4%, 2.9%, and 2.5%, respectively. Generally, however, the percentage increase in the MS-DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals.  In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2016, FFY 2015 and FFY 2014 were reduced by CMS by 0.20%, 0.20% and 0.30%, respectively.  As also mandated by the Affordable Care Act for FFY 2012 and each subsequent fiscal year, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2016, FFY 2015 and FFY 2014, the productivity adjustment equated to a 0.5% reduction in the market basket increase for each year.  In addition, in FFY 2013, FFY 2012 and FFY 2011, IPPS payment rates to hospitals were increased by 1.0%, decreased by 2.0% and decreased by 2.9%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), and decreased by 0.8% in FFYs 2016, 2015 and 2014 for additional documentation and coding adjustments required by ATRA.  The market basket increase for FFY 2014 was also reduced by 0.2% to offset the cost of the changes that were implemented to the Medicare program’s admission and medical review criteria for hospital inpatient admissions services in connection with the “two midnight rule,” which is discussed in more detail below.

From FFY 2005 through 2007, the MMA required all acute care hospitals to participate in CMS’s Hospital Inpatient Quality Reporting Program (the “IQR Program”) in order to receive the full hospital market basket update.  Beginning in FFY 2007, the Deficit Reduction Act of 2005 (the “DRA”) expanded the number of quality measures that were required to be reported and increased the reduction in reimbursement to hospitals that do not participate in the IQR Program from 0.4% to 2.0%.  Beginning in FFY 2015, hospitals that do not participate in the IQR Program will lose one-quarter of the percentage in their payment updates. Our hospitals reported all quality measures required by CMS related to the IQR Program and will receive the full market basket update through FFY 2016. In addition, hospitals that are not meaningful electronic health record (“EHR”) users are also subject to an additional 50% reduction of the hospital market basket increase.

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

In addition to the adjustments that were required by the TMA Act, ATRA, which was enacted on January 1, 2013, required CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the MS-DRG system and was not recaptured by the adjustments that were mandated by the TMA Act.  In FFY 2014, FFY 2015 and FFY 2016, CMS applied (0.8%) adjustments as part of the recovery process required by ATRA. CMS has indicated that it expects a similar adjustment in FFY 2017 to recover the remaining outstanding amount.

The following tables list our historical Medicare MS-DRG and capital payments for the years presented (in millions):

	Medicare	Medicare
	MS-DRG	Capital
	Payments	Payments
2015	$631.0	$47.1
2014	$585.5	$45.9
2013	$535.5	$41.7

In addition to MS-DRG and capital payments, hospitals may qualify for outlier payments for cases involving patients whose treatment costs are extraordinarily high when compared to the costs of treating an average patient in the same MS-DRG.

Hospitals may also qualify for Medicare disproportionate share hospital (“DSH”) payments, if they treat a high percentage of low-income patients. The adjustment is generally based on the hospital’s disproportionate patient percentage (“DPP”), which is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both Medicare Part A and Supplemental Security Income (SSI), and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals whose DPP meets or exceeds a specified threshold amount are eligible for a DSH payment adjustment. The Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated.  The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to the current year (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% in FFY 2014 and minus 0.2% in FFYs 2015 and 2016, and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period. The IPPS final rule for FFY 2016 established the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2016 at $6.4 billion, down from $7.65 billion in FFY 2015.  Medicare DSH payments received in the aggregate by our hospitals for 2015, 2014 and 2013 were approximately $66.4 million, $73.5 million and $67.8 million, respectively.

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

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditor contractors (“RACs”) and other Medicare review contractors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors (“MACs”) to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occurred between June 30, 2014 and September 30, 2014, and that spanned less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals were permitted to rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law.  Among other things, PAMA prohibited CMS from allowing RACs to conduct inpatient hospital patient status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, and permitted CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that spanned less than two midnights and that occured on or after October 1, 2013 but before March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was signed into law by President Obama on April 16, 2015, extended the prohibition on RAC inpatient hospital patient status reviews on claims with dates of admission through September 30, 2015, but it did allow CMS and its MACs to continue to conduct their pre-payment, “probe and educate” reviews for claims with dates of admission through that same date.

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

On July 8, 2015, as part of the Medicare hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2016, CMS, among other things, announced changes in how it would educate providers about and enforce the Two-Midnight Rule. In the proposed rule, CMS stated that effective as of October 1, 2015, Beneficiary and Family Centered Care Quality Improvement Organization (“BFCC-QIO”) contractors would assume responsibility for conducting initial patient status reviews of providers to determine the appropriateness of Medicare Part A payment for short stay inpatient hospital claims.  Under the new strategy, RAC reviews of short inpatient stays would be limited to hospitals that have been referred to the RAC by the BFCC-QIO as exhibiting consistent non-compliance with Medicare payment policies, including high denial rates and consistently failing to adhere to the Two-Midnight Rule or failing to improve their performance after BFCC-QIO educational intervention. On August 12, 2015, CMS announced that it was extending a partial enforcement delay of the Two-Midnight Rule and that it would not approve RACs to conduct patient status reviews for dates of admission of October 1, 2015 through December 31, 2015.

On October 30, 2015, as part of the OPPS final rule for CY 2016, CMS released modifications to the Two-Midnight Rule.  Under the final rule, for stays that are expected to last less than two midnights, an inpatient admission may be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician if the documentation in the medical record supports the admitting physician’s determination that an inpatient admission was necessary. The admitting physician’s determination would be subject to medical review, and CMS has indicated that despite the modification, its expectation would continue to be that inpatient stays under 24 hours would rarely qualify for an exception to the two-midnight benchmark. The final rule does not change the standard for stays that are expected to be two midnights or longer, and, as a result, those stays would still generally be considered appropriate for Medicare Part A payment.  In the final rule, CMS also announced that BFCC-QIOs and RACs would conduct patient status reviews in accordance with the policy changes set forth in the OPPS final rule for CY 2016 beginning on January 1, 2016, and that any reviews conducted by BFCC-QIOs from October 1, 2015 through December 31, 2015, would be conducted based on the Medicare payment rules in effect during that period of time. We cannot predict whether CMS will make any additional changes or modifications to the Two-Midnight Rule or its Two-Midnight Rule enforcement policies or the impact that the review of inpatient admissions of one midnight or less by BFCC-QIOs, RACs, or other Medicare review contractors will have on our business and results of operations.

In addition, legislation has previously been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. We cannot predict whether the legislation that has been introduced in Congress, or any other similar legislation, will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS.

Furthermore, federal lawsuits have been filed challenging the Two-Midnight Rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule (i.e., 0.2% IPPS payment reduction to hospitals) violate the Administrative Procedure Act. In connection with one of those lawsuits, the U.S. District Court in Washington, D.C. held that the Secretary of the Department of Health and Human Services (“HHS”) failed to give hospitals and other members of the public a meaningful opportunity to comment on the 0.2% IPPS payment reduction that was contained in the IPPS final rule for FFY 2014 and ordered CMS to give hospitals another opportunity to comment on the reduction.  In response to the ruling, CMS published a new notice regarding the 0.2% IPPS payment reduction on December 1, 2015 and stated that it plans to publish a final rule on or before March 18, 2016.  We cannot predict the outcome of the upcoming CMS final rule on the 0.2% IPPS payment reduction or whether the pending federal court challenges to the Two-Midnight Rule will be successful.

Medicare Hospital Outpatient Prospective Payment System

The Balanced Budget Refinement Act of 1999 (“BBRA”) established a prospective payment system for outpatient hospital services that commenced on August 1, 2000. Under OPPS, hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. Depending on the services provided, a hospital may be paid for more than one APC for an encounter. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for CYs 2016, 2015 and 2014 were $73.725, $74.144 and $72.672, respectively, after the inclusion of the 0.7% reduction for CY 2015 and CY 2016, and the 0.8% reduction for CY 2014, that were required by the Affordable Care Act and a 2.0% reduction for CY 2016 to account for approximately $1 billion in inflation in OPPS payments that CMS believes resulted from excess packaged payments for clinical laboratory services. APC classifications and payment rates are reviewed and adjusted on an annual basis, and, historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services. To receive the full increase, hospitals must satisfy the reporting requirements of the Hospital Outpatient Quality Data Reporting Program (the “HOPQDRP”). Hospitals that do not satisfy the reporting requirements of the HOPQDRP are subject to a reduction of 2.0% from the fee schedule increase factor.  Our hospitals reported all quality measures required by CMS for HOPQDRP and will receive the full market basket update through CY 2016.

The following table lists our historical Medicare APC payments for the years presented (in millions):

Medicare
APC Payments
2015	$427.7
2014	$387.4
2013	$328.4

Medicare Dependent and Low Volume Hospital Programs

On December 26, 2013, the Pathway for SGR Reform Act of 2013 (the “Pathway Act”) was enacted.  Among other things, the Pathway Act extended through March 31, 2014, the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year.  Both of these programs have been extended by PAMA and MACRA through October 1, 2017.

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

The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 35%. Under this program, our hospitals received an aggregate of approximately $25.9 million, $18.1 million and $21.7 million for 2015, 2014 and 2013, respectively.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount has historically been multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The SGR has generally resulted in significant reductions to payments made under the PFS, and, since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, President Obama signed MACRA into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of CY 2015. PFS payment rates were increased by an additional 0.5% for CY 2016 and will be increased by 0.5% a year from 2017 through 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were approximately $841.6 million, or 16.1% of total revenues for the year ended December 31, 2015. These payments are typically based on fixed rates determined by the individual states.  Included in these payments are DSH and other supplemental payments received under various state Medicaid programs.  For 2015, 2014 and 2013, our revenues attributable to DSH and other supplemental payments were approximately $205.4 million, $155.7 million and $128.7 million, respectively.  The increase in revenues from DSH and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

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

Recovery Audit Contractors

Recovery audit contractors, also referred to as RACs, are used by CMS and state agencies to detect Medicare and Medicaid overpayments not identified through existing claims review mechanisms. The RAC program relies on private companies to examine Medicare and Medicaid claims filed by healthcare providers. RACs perform post-discharge audits of medical records to identify overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. Any claims identified as overpayments are subject to a RAC program appeals process.

The original recovery audit contracts expired in February 2014, and CMS is still in the process of procuring new agreements for the RAC program.  In connection with the procurement of the new recovery audit contracts, CMS has made a number of enhancements to the RAC program, including the establishment of a RAC program Provider Relations Coordinator, requiring RACs to maintain an overturn rate of less than 10% at the first level of appeal, requiring RACs to maintain an accuracy rate of at least 95%, and establishing additional documentation request limits based on a provider’s compliance with Medicare rules, that are intended to address provider and other stakeholder concerns, CMS has indicated that it will likely incorporate additional enhancements into the new recovery audit contracts.

Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had Medicare claims audited by the RAC program.  While our hospitals have successfully appealed many of the adverse determinations raised by Medicare RAC audits, we cannot predict if this trend will continue or the results of any future audits.  We cannot predict the volume or outcome of any future audits conducted by the various state Medicaid RAC programs to which our hospitals will be subject.  During the year ended December 31, 2015, RAC audits resulted in a reduction to revenue of approximately $4.9 million. During the year ended December 31, 2014, as a result of both our participation in a CMS administrative agreement settlement process and our success in appealing adverse RAC determinations, we recognized additional revenue of approximately $9.1 million.  During the year ended December 31, 2013, RAC audits resulted in a reduction to revenue of approximately $6.8 million.

HMOs, PPOs and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Also included in this category are the patient responsibility portions for co-payment and deductible obligations under these programs. Our revenues from HMOs, PPOs and other private insurers were approximately $2,791.9 million, or 53.5% of total revenues for the year ended December 31, 2015.   Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  We expect this trend to continue in the coming years.

Self-pay and Charity Care

Self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $744.1 million, or 14.3% of total revenues for the year ended December 31, 2015. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs, as well as our local hospital’s policy for charity care.  We do not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients.

A significant portion of self-pay patients are admitted through the emergency department and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings.  Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

The following table lists our self-pay revenues and charity care write-offs for the years presented (in millions):

	Self-Pay	Charity Care	Combined
	Revenues	Write-Offs	Total
2015	$744.1	$89.3	$833.4
2014	$744.9	$80.9	$825.8
2013	$766.5	$132.1	$898.6

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  Our provision for doubtful accounts had the effect of reducing total revenues by approximately $800.1 million, or 15.3% of total revenues for the year ended December 31, 2015.  Prior to 2014, our provision for doubtful accounts as a percentage of revenue increased steadily year over year as a result of increases in our self-pay revenues.  Beginning in 2014, our self-pay revenues began to decrease as discussed above.  As a result, for the year ended December 31, 2015, our provision for doubtful accounts as a percentage of revenue also decreased.

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

Health Care Reform

The Affordable Care Act dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect immediately or do not take effect until a later date, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2015. In addition, a number of the provisions of the Affordable Care Act that were originally scheduled to have already become effective in 2015 or earlier, such as the employer mandate (for employers with 50 to 99 employees), the Small Business Health Option Program (for employers with 100 or fewer full-time employees), and the taxes on medical device manufacturers and expensive employee-sponsored health plans, were delayed until 2016 or later, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future.

There have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act. For example, in 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. As a result, at December 31, 2015, only nine of the states in which we operate are currently implementing expansions to their Medicaid programs.    Accordingly, some low-income persons in other states that are not expanding Medicaid may not have insurance coverage as intended by the Affordable Care Act.  In addition, CMS has recently indicated that in light of the availability of federal funding for Medicaid expansion, it may not be willing to continue to provide certain uncompensated care funding, which would likely have a more significant impact in the states that have not expanded their Medicaid programs.    Furthermore, the U.S. House of Representatives has filed a lawsuit challenging the use of federal funds to pay insurance companies for cost sharing reductions that are provided to certain individuals who purchase insurance through the Affordable Care Act health insurance marketplace exchange (an “Exchange”).  If successful, the lawsuit could result in insurance premium increases for individuals purchasing their insurance coverage through the Exchanges or lead to a decrease in the number of insurers offering insurance coverage on the Exchanges.

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. Furthermore, several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act, and the results of such legislative efforts may impact our business in the future. During 2015, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement.

Expanded Coverage

Based on original Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Affordable Care Act was expected to expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage was expected to occur through a combination of public program expansion and private sector health insurance and other reforms.  However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. On March 9, 2015, the CBO projected, as a result of the U.S. Supreme Court’s decision and other factors, that there will be three million more uninsured individuals in 2016 and one million fewer uninsured individuals in 2022 than originally projected.

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

The Affordable Care Act materially changed the requirements for Medicaid eligibility. As originally enacted, commencing January 1, 2014, the Affordable Care Act essentially required all state Medicaid programs to provide Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”).  In addition, the Affordable Care Act also required states to apply a ‘‘5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility would effectively be extended to those with incomes up to 138% of the FPL. To offset the cost of the Medicaid program’s expansion, the Affordable Care Act authorized the federal government to provide states with “matching funds” (referred to as “Enhanced FMAP”) to cover the costs of covering the newly eligible individuals. Beginning in 2014, states began receiving an Enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Affordable Care Act. The Enhanced FMAP percentage is as follows: 100% for CYs 2014 through 2016; 95% in 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.  It is anticipated that the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 12 million individuals in 2016 and 14 million individuals in 2022, with a disproportionately large percentage of the new Medicaid coverage likely to be in states that currently have relatively low income eligibility requirements.

In 2012, the U.S. Supreme Court held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  As a result, the expansion of the Medicaid program to all individuals under 65 years old with incomes at or under 133% of FPL is now optional.  CMS has stated that there is no deadline for states to determine whether they will expand their Medicaid programs and has indicated that if a state does decide to expand its Medicaid program, it may also decide to drop the expanded coverage at a later date.  While the U.S. Supreme Court’s decision will result in fewer individuals being covered by the Medicaid and CHIP programs, it is unclear how many states will elect to implement the Medicaid expansion and when that expansion will occur.  Therefore, we are unable to predict the future impact of the Medicaid expansion on our business model, financial condition or result of operations.

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

Larger employers will continue to be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2015, employers with 100 or more employees that do not offer health insurance to 70% of their full-time employees and their dependents are subject to a penalty if an employee obtains coverage through one of the Exchanges and the coverage is subsidized by the government. Effective January 1, 2016, that requirement was extended to employers with 50 to 99 employees, and all employers subject to the requirement are required to offer health insurance coverage to 95% of their full-time employees and their dependents in order to avoid penalties. The employer penalties range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.  In addition, the Affordable Care Act also originally required employers with more than 200 employees to amend their group health plans to automatically enroll new full-time employees and to continue automatic enrollment for current employees.  However, the BBA repealed this automatic enrollment requirement, and the Consolidated Appropriations Act, which was signed by President Obama on December 18, 2015, delayed the implementation of the Affordable Care Act’s tax on certain expensive employer sponsored plans (the “Cadillac Tax”) until 2020.

As enacted, the Affordable Care Act uses various means to induce individuals who do not have health insurance to obtain coverage. As of January 1, 2014, individuals were required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty; however, individuals technically had until March 31, 2014 to obtain insurance. The penalty in most cases is $325 for 2015 and $695 for 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Affordable Care Act limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount. To facilitate the purchase of health insurance by individuals and small employers, each state was required to establish an Exchange by January 1, 2014. Based on CBO estimates, approximately 9.5 million individuals obtained their health insurance coverage through an Exchange in 2015, and that number is expected to increase to 11 million in 2016. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits, and must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. Each level of plan must require the enrollee to share certain specified percentages of medical expenses up to the deductible/co-payment limit. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

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

Another type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in FFY 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Affordable Care Act does not contain guidelines for HHS to use in projecting the productivity figure. The market basket update for FFY 2016, FFY 2015 and FFY 2014 was reduced by 0.5% each year as a result of this productivity adjustment.

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

In addition, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. With respect to Medicare, beginning in FFY 2015, hospitals that fall into the top 25.0% of national risk-adjusted HAC rates for all hospitals in the previous year receive a 1.0% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

Beginning in FFY 2013, inpatient payments were reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.  The basic maximum payment reduction amount is 3.0% for FFY 2015 and beyond.

Outpatient Market Basket and Productivity Adjustment

Hospital outpatient services paid under OPPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Affordable Care Act summarized above as the general reduction for the IPPS — e.g., 0.2% in CY 2016 — are the same for the OPPS.

Medicare and Medicaid Disproportionate Share Hospital Payments

The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Affordable Care Act, beginning in FFY 2014, Medicare DSH payments were reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. CMS estimates that Medicare DSH payments and additional payments for uncompensated care made to hospitals in FFY 2016 will be reduced overall by 1% as compared to the Medicare DSH payments and uncompensated care payments distributed to hospitals in FFY 2015.

The Affordable Care Act does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, with respect to defining “uncompensated care” for the purposes of the Medicare DSH reductions, the IPPS final rules for FFYs 2014, 2015 and 2016 provide that instead of actually measuring the amount of uncompensated care that is provided by DSH hospitals, CMS will use Medicaid days and Medicare Supplemental Security Income (“SSI”) days as proxies for determining levels of uncompensated care. In the IPPS final rule for FFY 2016, CMS did, however, indicate from worksheet S-10 of the Medicare cost report that it intends to use the data for the purposes of measuring the amount of uncompensated care that is provided by DSH hospitals within a reasonable amount of time and that it intends to further discuss this issue in the IPPS proposed rule for FFY 2017, which likely will be released in April 2016.

In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. As originally enacted, the Affordable Care Act reduced funding for the Medicaid DSH hospital program in FFYs 2014 through 2020. In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (the “Tax Relief Act”) and the ATRA provide for additional Medicaid DSH reductions in FFYs 2021 and 2022. However, the Pathway Act repealed the Medicaid DSH reductions that were set to become effective in FFY 2014 and delayed the Medicaid DSH reductions that were set to become effective in FFY 2015 until FFY 2016. It also increased the Medicaid DSH reductions that were to become effective in FFY 2016 and extended Medicaid DSH reductions through FFY 2023. PAMA and MACRA further delayed the Medicaid DSH reductions required by the Affordable Care Act that were scheduled to become effective in FFY 2016 to FFY 2018 and extended those reductions through FFY 2025.  The cumulative effect of those acts is to reduce funds for the Medicaid DSH hospital program in FFYs 2018 through 2025 by the following amounts: 2018 ($2 billion); 2019 ($3 billion); 2020 ($4 billion); 2021 ($5 billion); 2022 ($6 billion); 2023 ($7 billion); 2024 ($8 billion); and 2025 ($8 billion).

Accountable Care Organizations

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The Medicare Shared Savings Program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. To date, approximately 434 ACOs have been established to participate in the Medicare Shared Savings Program, and additional ACOs are being established by private payors.

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

In addition, on November 16, 2015, CMS published a final rule that creates a new payment model, called the Comprehensive Care for Joint Replacement Model (“CJR Model”), that will test, for a five year period. whether bundled payments to acute care hospitals for episodes of care for lower-extremity joint (hip or knee) replacement will reduce Medicare expenditures while preserving or enhancing the quality of care for Medicare beneficiaries.  Under the CJR Model, the hospital in which the lower extremity replacement or other procedure takes place will be accountable for the costs and quality of related care from the time of the surgery through 90 days after hospital discharge, which will be considered to be the “episode” of care.  Depending on the hospital’s quality and cost performance during the episode, the hospital will either receive an additional payment from Medicare or will be required to repay Medicare for a portion of the episode spending.  CMS believes that the CJR Model will give hospitals an incentive to work with physicians, home health agencies, skilled nursing facilities, and other providers to make sure that Medicare beneficiaries receive the coordinated care they need with the goal of reducing avoidable hospitalizations and complications.  The CJR Model will be implemented in 67 metropolitan statistical areas (MSAs), including some MSAs in which our facilities are located, and most hospitals in those MSAs will be required to participate.

Specialty Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand.  As of December 31, 2015, we operate one hospital through a joint venture with physicians in which we own a controlling interest.

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

While the Affordable Care Act has had a positive impact on revenue, it is difficult to predict with great precision the timing or size of any potential revenue gains to us as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will ultimately obtain coverage as a result of the Affordable Care Act (the CBO made a number of assumptions to derive its estimate, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance, the number of individuals who will obtain insurance through an Exchange and the number of states that will expand their Medicaid programs);

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
•

whether or not private insurers will participate in the Exchanges, and whether such participation is through the use of narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients that obtain services from providers in a disfavored tier;

•

whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of provisions expanding health insurance coverage will be overturned, delayed, blocked, revised or eliminated as a result of court challenges and legislative efforts.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 45.2% of our revenues in 2015 were from Medicare and Medicaid, collectively, reductions to these programs will significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict with great precision the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are fully implemented;
•	whether reductions required by the Affordable Care Act will be changed by statute;
•	the size of the Affordable Care Act’s annual productivity adjustment to the market basket in future years;
•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2018;
•	what the losses in revenues will be, if any, from the Affordable Care Act’s quality initiatives;
•	how successful ACOs in which we participate, if any, will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the future effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally it is unclear how many states will ultimately implement the Medicaid expansion. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the future impact of the Affordable Care Act on our business model, financial condition or result of operations.

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

Many physicians today prefer to be employed, rather than operating their own practices or joining existing medical groups. Our hospitals and affiliated entities had more employed physicians at the end of 2015 than at the end of 2014.  When employing office-based physicians, we also often employ office employees and other personnel necessary to support these physicians and incur additional expenses as a result. We expect this trend to continue.

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

Employees

At December 31, 2015, we had approximately 40,000 employees.  The majority are hospital-based employees, including nursing staff, physical and occupational therapists, laboratory and radiology technicians, pharmacy staff, facility maintenance workers and the administrative staffs of our hospitals.  Additionally, we employ a number of physicians.  We are subject to federal minimum wage and hour laws and various state labor laws, and we maintain a number of different employee benefit plans.  Approximately 1,200 of our employees are subject to collective bargaining agreements.  We consider our employee relations to be generally good.  Some of our hospitals experience union organizing activity from time to time; however, we do not currently expect any of these efforts to materially affect our future operations.

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

Acute care hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. All of our hospitals are currently licensed under appropriate state laws and are qualified to participate in the Medicare and Medicaid programs. In addition, as of December 31, 2015, with the exception of Bluegrass, Bell and Meyersdale,  all of our hospitals were accredited by the Joint Commission.

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

In 2011, we were selected by HHS to participate in the Hospital Engagement Network as part of the nationwide Partnership for Patients Initiative designed to reduce injuries to patients in a hospital setting as well as minimize exposure to preventable illnesses. As part of our participation in the project, including two one-year extensions, we will continue to receive funding from HHS through 2016 to sponsor various types of training and education focused on patient safety and quality of care.

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

In addition to the changes mentioned above, the Affordable Care Act created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later.  On February 11, 2016, CMS published a final rule that provides clarification around the meaning of overpayment identification and generally establishes a six year lookback period for Medicare Part A and Part B providers and suppliers. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments, and accurately prepare cost reports.  In light of the provisions of FERA and the Affordable Care Act relating to reporting and refunding overpayments and the robust funding for enforcement activities and audits, an increasing number of healthcare providers have self-reported potential violations of law, including technical violations of certain fraud and abuse laws, and refunded overpayments to avoid incurring fines and penalties.  It is likely such refunds and voluntary disclosures will continue in the future, and we will make such refunds and disclosures in accordance with the law.  Finally, the BBA requires each agency, including HHS and the Department of Justice (“DOJ”), to adjust civil monetary penalty amounts, including those that may be assessed under the Stark law and False Claims Act, by August 1, 2016, subject to a maximum increase of 150%, and annually thereafter based on updates to the Consumer Price Index or a lesser amount if the agency involved determines that increasing the civil monetary penalty amount by the Consumer Price Index would have a negative economic impact or the costs of the increase outweigh the benefits.

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

Administrative Simplification Provisions and Privacy and Security Requirements

We are subject to the administrative simplification provisions of HIPAA which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases and Related Health Problems (“ICD-10”) and related changes to the formats used for certain electronic transactions.  Health plans and providers, including our hospitals, were required to implement the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims, by October 1, 2015.  As a result of our implementation of ICD-10, we made significant investments in technology and training.  Although we believe that we have made all of the modifications necessary to ensure compliance with the changes prescribed by ICD-10, we may still be affected by third party implementation difficulties and experience delays in reimbursement, underpayment for services, or possible denials of payments from payors.

Additionally, we are subject to the privacy and security regulations promulgated under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which are designed to protect the confidentiality, availability and integrity of protected health information and establish an array of patient rights with respect to such information. The HIPAA privacy and security regulations apply to covered entities, which include health plans, health care clearinghouses, and health care providers that conduct certain standard transactions (such as billing insurance) electronically. In addition, certain provisions of the privacy and security regulations apply to business associates, which are entities that perform certain functions or activities on behalf of covered entities that require access to or the use or disclosure of protected health information. In certain circumstances, a covered entity may be held liable for the actions of its business associate if HHS determines an agency relationship exists between the covered entity and the business associate under federal agency law.

The HIPAA privacy standards, which apply to individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally, impose extensive administrative requirements on us; require that we adopt policies and procedures to comply with HIPAA; require that we routinely train our workforce members on our HIPAA policies; require that we provide patients with a copy of our notice of privacy practices; require our compliance with rules governing the use and disclosure of protected health information; and require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. They also create rights for patients in their health information, such as the right to access and amend their health information and to request an accounting for certain disclosures of their health information. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health information and to perform ongoing assessments of the potential risks and vulnerabilities to the confidentiality, integrity and availability of such information. In addition, HIPAA requires that we report breaches of unsecured (unencrypted) protected health information to affected individuals without unreasonable delay, but in no case later than sixty (60) calendar days of discovery of the breach. Notification must also be made to HHS and, in certain cases involving large breaches, to the local media. HHS is required to report on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures are presumed to be breaches unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised. We implement a comprehensive set of HIPAA policies and procedures, which we believe materially complies with the privacy and security requirements of HIPAA.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and a range of civil penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million for violations of the same requirement in a calendar year. In addition, state attorneys general are authorized to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to violations of HIPAA privacy and security regulations that affect their state residents. HHS has the discretion in many cases to resolve HIPAA violations through informal means without the imposition of penalties. However, the HIPAA privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. We expect increased enforcement of the HIPAA regulations. In fact, HHS has announced that, beginning in early 2016, it will begin phase II of its HIPAA audit program, which will consist of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and will focus on compliance with the HIPAA privacy, security and breach notification rules. HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our facilities will be selected for any future audit or the results of any such audit.

Our facilities continue to remain subject to other applicable federal or state laws that are more restrictive than the HIPAA privacy and security regulations, which could impose additional penalties on us. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions against companies whose inadequate data security programs may expose consumers to fraud, identity theft and privacy intrusions, including the security programs of entities subject to HIPAA regulation.

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

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of the new equipment or services and allow competing healthcare providers to challenge the need for the facility, service or equipment. We operate hospitals in certain states that have adopted certificate of need laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services at our facilities in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses. Some states in which we operate do not have certificate of need requirements.  Additionally, from time to time, states with existing requirements may repeal or limit the scope of their certificate of need programs.  Our facilities in states that do not have (or limit the scope of) certificate of need programs could be subject to increased competition from other providers who may choose to enter the market.

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

This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee and certain contractors involved in patient care, coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, our compliance hotline or directly to our corporate compliance office. We believe our compliance program is consistent with standard industry practices.

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

Risk Management and Insurance

Given the nature of our operating environment, we are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention (“SIR”) level. Our SIR for professional liability claims is $5.0 million per claim at December 31, 2015 with a $5.0 million inner aggregate. Additionally, our SIR for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state.  Our SIR levels are evaluated annually as a part of our insurance program’s renewal process.

We also maintain directors’ and officers’, property and other types of insurance coverage with unrelated commercial carriers. Our directors’ and officers’ liability insurance coverage for current officers and directors is a program that protects us as well as the individual director or officer. We maintain property insurance through an unrelated commercial insurance company. We maintain large property insurance deductibles with respect to our facilities in coastal regions because of the high wind exposure and the related cost of such coverage. We have one location that is considered to have a high exposure to named-storm risk and carries a deductible of 5% of its respective property value.

We operate a captive insurance company under the name Point of Life Indemnity, Ltd. This captive insurance company, which is licensed by the Cayman Islands Monetary Authority and is a wholly-owned subsidiary of LifePoint, issues malpractice insurance policies to our employed physicians in addition to providing workers’ compensation deductible coverage.

Item 1A.  Risk Factors.

There are several factors, some beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Any factor described in this report could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2015, we derived 45.2% of our revenues from the Medicare and Medicaid programs, collectively. Numerous factors could materially decrease, or delay timing of, Medicare and Medicaid payments to our facilities.  These factors include statutory and regulatory payment reduction or other changes, administrative rulings and determinations concerning patient and provider eligibility, the method of calculating reimbursements and requirements for utilization review.  Furthermore, the Affordable Care Act, as amended by the Pathway Act and PAMA, the Tax Relief Act and the ATRA provide for material scheduled reductions in the growth of Medicare and Medicaid program spending, including reductions in market basket updates and DSH funding.

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

In addition, revenues from HMOs, PPOs, insurance companies, employers and other private payors are the result of negotiated rates. These rates may decline based on renegotiations and the respective bargaining power of the parties. In addition, the general trend towards further consolidation among private payors should increase their bargaining power over fee structures.  As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided.  This includes moving away from a percent of charge payment structure to a fixed payment, which typically reduces our reimbursement rate and limits our ability to raise prices going forward.  The impact of these changes is magnified by the fact that many individuals and employers have moved to private payor plans.  Low cost plans purchased through the healthcare exchanges are also increasingly using narrow and tiered networks that limit beneficiary provider choices, restrict or exclude our facilities or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier.

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

The Affordable Care Act continues to alter the U.S. healthcare system by decreasing the number of uninsured Americans and through its attempts to reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.  The Affordable Care Act includes certain reductions in Medicare spending, such as negative adjustments to the hospital inpatient and outpatient prospective payment system market basket updates, the revision of annual inflation updates and other cost-containment measures, including planned payment reductions.

Beginning in 2014, and primarily as a result of the expansion of state Medicaid programs, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  While we expect this trend to continue, the future impact and timing of such coverage expansion, and utilization of care by newly-insured individuals, remains difficult to predict and may not offset scheduled decreases in reimbursement.  Only ten of the states in which we operate have decided to implement expansions to their Medicaid programs.  Accordingly, some low-income persons in other states that are not expanding Medicaid will not have insurance coverage as intended by the Affordable Care Act.

A number of the provisions of the Affordable Care Act that were originally scheduled to have already become effective, such as the employer mandate (for employers with 50 to 99 employees), the Small Business Health Option Program (for employers with 100 or fewer full-time employees), and the Cadillac Tax, were delayed until 2016 or later.  Additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future.  We are unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions because certain provisions are scheduled for implementation over the coming years. Furthermore, several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend all significant provisions of the Affordable Care Act, and there is ongoing litigation over the interpretation and implementation of certain provisions of the law.  As a result of these factors and numerous other variables, including the law’s complexity and the lack of complete implementing regulations and interpretive guidance, we are unable to predict with any certainty the future net effect of the Affordable Care Act on our business, financial condition or results of operations.

We conduct a significant portion of our operations through joint ventures, which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct much of our business through joint ventures.  By far the largest of our joint ventures is Duke LifePoint Healthcare, which is owned by the Company and a wholly-controlled affiliate of Duke, and which currently operates fourteen hospital campuses in four states, including recent acquisitions effective January 1, 2016.  In recent years, most of our large acquisitions have been conducted through Duke LifePoint Healthcare.

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

We may encounter difficulty operating, integrating and improving financial performance at acquired facilities. If we acquire facilities with unknown or contingent liabilities, we could become liable for material obligations.

We may be unable to timely and effectively integrate facilities that we acquire with our ongoing operations and to achieve the anticipated financial results and synergies from such acquisitions, individually or in the aggregate. Many of the facilities we have acquired had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced delays in improving the operating margins or effectively integrating the operations of our acquired facilities and we may experience such delays in implementing operating procedures and systems in newly or future acquired facilities. Integrating an acquired facility could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel.

We must integrate complex information, compliance, accounting and operational systems and internal controls over financial reporting of acquired facilities into our existing systems and internal controls. While we devote a significant amount of employee and management resources on these integrations, we also rely heavily on third parties for systems integration. Our efforts to integrate new facilities, including causing those third parties to convert our newly acquired facilities’ systems, may fail or be significantly delayed. Failure to timely and effectively integrate or convert any of these systems could cause business interruption, affect physician and staff morale and our ability to accurately manage accounting, clinical, compliance and operational functions. As our acquisitions have become and may continue to become larger, any such failure could cause a material adverse effect on our results of operations.

Businesses we have acquired, or businesses we acquire in the future, may have unknown or contingent liabilities for past activities, including liabilities for failure to comply with laws and regulations, retroactive payment adjustments or recoupments from payor audits, medical and general professional malpractice liabilities, worker’s compensation or other employee-related liabilities, previous tax liabilities and unacceptable business or accounting practices. Although we endeavor to obtain contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses. In addition, the actions we take to resolve compliance or regulatory issues within acquired facilities may affect our revenue or results of operations.

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

Pursuant to the Affordable Care Act, as amended by the Pathway Act, PAMA and MACRA, funding for Medicaid DSH programs is to be significantly reduced beginning in FFY 2018.  Because many of the states in which we operate have not expanded Medicaid programs as intended under the Affordable Care Act, the reduction in Medicaid DSH payments may take place without a coupled increase in the Medicaid eligible population, thus increasing the net amount of uncompensated care we provide.

We are subject to increasingly stringent governmental regulations, and we may face allegations that we have failed to comply with such regulations, which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with numerous overlapping laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters.    Many of the laws and regulations applicable to the healthcare industry are complex and may be violated inadvertently, and there are numerous enforcement authorities, including CMS, OIG, the Department of Justice, state attorneys general, and contracted auditors, as well as private plaintiffs.  Moreover, the Affordable Care Act created potential False Claims Act liabilities for failing to report and repay identified overpayments within sixty (60) days of identifying the overpayment or the date by which a corresponding cost report is due, whichever is later.

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

The laws and regulations with which we must comply are constantly changing. In the future, different interpretations or enforcement of these laws and regulations could subject our business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals or loss of our ability to participate in the Medicare, Medicaid and other governmental programs.

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

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government.  The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government.  These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years.  We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.  Defendants found to be liable under the federal False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim, subject to annual increases as set forth in the BBA.

There are many potential bases for liability under the False Claims Act, including reckless or intentional acts or omissions. In addition, the Affordable Care Act created False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, and a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court.  Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will be free from government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

We may be subject to liabilities because of malpractice and related legal claims brought against our facilities or healthcare providers associated with, or employed by, our facilities or affiliated entities. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased facilities and the activities of our employed or affiliated physicians.  As a matter of policy, we typically notify patients of any potential harms they may have suffered at our facilities, regardless of whether such notifications are required by law and notwithstanding our uncertainty as to the severity of such harms or whether they even took place.  This may lead to class actions or other multi-plaintiff lawsuits or whistleblower reports.  These actions may involve large claims and significant defense costs and, if we or our facilities are found liable, any judgments against us may be material. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement whether or not we believe we are liable. Amounts we pay to settle any of these matters also may be material.

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

Insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable SIR level amounts. One or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our facilities may be unable to obtain insurance on acceptable terms, which could result in these physicians not being able to meet the minimum insurance requirements in the applicable medical staff bylaws or necessitate a reduction in the level of insurance required to be carried under such bylaws.

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

The Affordable Care Act expanded the RAC program’s scope to include managed Medicare and to include Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities.  Third party audits or investigations of Medicare or Medicaid claims could result in increases or decreases in operating revenues to be recognized in periods subsequent to when the related services were performed, which could have a material adverse effect on our results of operations.

Factors related to our employment of physicians could affect our financial performance.

We have significantly increased the number of physicians we employ.  We believe that physician employment by acute care hospitals is consistent with industry trends and has become more common as a result of actual and potential reductions in payment amounts for physician services and increasing costs to physicians, such as EHR implementation and professional liability insurance expenses. Employed physicians generally present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, as well as require us to incur additional expenses.  The potential liabilities and increased expenses could have an adverse effect on our results of operations if current trends continue.

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

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding.  The provision for doubtful accounts relates primarily to amounts due directly from patients. While we have experienced a reduction in uninsured patients, the risk of collection from insured patients, and the amounts due, have increased, and will likely continue to increase, as more individuals are enrolled in insurance plans with high deductibles or high co-payments, including those purchased on insurance exchanges.  Additionally, plans purchased through the Exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices.  If we provide services when not a participating provider in the network, it can result in higher patient responsibility amounts that a patient may not have the ability to pay or may choose not to pay.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. If the recent decrease in the uninsured population as a result of the Affordable Care Act does not continue, the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and revenues.  In addition, even after full implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for patients that choose not to purchase coverage, undocumented immigrants who are not permitted to enroll in a health insurance exchange or government healthcare programs and in states that do not expand their Medicaid programs.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts.  CMS has previously announced its goal that 90% of Medicare fee-for-service payments be within value-based purchasing categories by the end of 2018, with 50% of Medicare payments being tied to quality or value through the use of alternative payment models, and many large private payors and state Medicaid programs have declared similar goals.  We are unable at this time to predict how this trend will affect our results of operations, but it could negatively affect our revenues.

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

In recent years, the legislatures and attorneys general of several states have become more interested in approving the sales of hospitals by tax-exempt entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.  Our failure to acquire hospitals consistent with our growth plans could prevent us from increasing our revenues.

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals. The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our hospitals, our ability to meet demands for new technology, our ability to identify and communicate with physicians who want to practice in our communities. Our ability to attract and retain physicians is increasingly dependent on the ability of our hospitals to offer and sustain employment arrangements.  In particular, we face intense competition in the recruitment and retention of specialists and primary care physicians. We may not be able to recruit all of the physicians we target. In addition, we will incur increased malpractice, compensation, compliance and insurance expenses as the number of employed physicians continues to grow.

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

Our business depends heavily on effective information systems to process clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology. We rely on multiple third party providers of financial, clinical, patient accounting and network information services and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. The third party providers may not have appropriate controls to protect confidential information. We do not control the information systems of third party providers, and in some cases we may have difficulty accessing information archived on third party systems, which could subject us to liability for failure to respond to legal or payor information requests.  If these systems fail or are interrupted, if our access to these systems is limited in the future or if providers develop systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

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

As required by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems.  Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare.  Even if we do meet such requirements, the incentive payments we have received in prior years for EHR implementation are scheduled to be materially reduced over the coming years and to end entirely in 2017.  EHR incentive payments that we have previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

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

Health plans and providers, including our hospitals, were required to transition to the new ICD-10 coding system by October 1, 2015, which greatly expands the number and detail of billing codes used for inpatient claims.  As a result of our implementation of ICD-10, we have made additional investments in technology and training. Although we believe we have made all of the modifications necessary to ensure full compliance with the changes prescribed by ICD-10, we may still be affected by third party implementation difficulties, and experience delays in reimbursement, underpayment for services or possible denials of payments from payors. Further, the transition to the more detailed ICD-10 coding system could cause decreased reimbursement if conditions are reclassified to MS-DRGs or commercial payment groupings with lower levels of reimbursement than the assignments under the previous system.  At this early stage of transition, we are not able to predict the overall financial impact that ICD-10 will have on our financial position, results of operations and cash flows.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients and employees. A cybersecurity attack or security breach could subject us to legal claims and liabilities, reputational harm and business disruption.

There are numerous federal and state laws and regulations addressing employee, patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors acting on our behalf, collect and store sensitive data, including individual health data and other personally identifiable information of our patients and employees and such information is often targeted by criminal organizations. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy and information security laws. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy and security rules. In addition, state attorneys general and private plaintiffs have brought civil actions seeking injunctions and damages in response to violations of HIPAA’s privacy and security rules. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expand significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, or invest in new technology designed to mitigate security risks.  Our networks and technology systems are also subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event.  If, in spite of our security and compliance efforts we or any of our business associates were to experience a breach, loss, or other compromise of such personal health information or other personally identifiable information, such event could disrupt our operations, result in increased data protection costs, damage our reputation, or result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our results of operations.

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

While the U.S. economy as a whole is expanding, many of the non-urban communities in which we operate continue to face challenging economic conditions, including high levels of unemployment.  The economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or similar facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to:

•defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or

•purchase a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

The occurrence of these events may impede our business strategies intended to generate organic growth and improve operating results at our hospitals.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenues including Virginia, Kentucky, North Carolina, Pennsylvania, Michigan, Tennessee and New Mexico. The following table contains our revenues and revenues as a percentage of our total revenues by state for each of these states for the years presented (dollars in millions):

		Revenue Concentration by State
	Hospital Campuses	2015		2014		2013
	in State as of		% of		% of		% of
	December 31, 2015	Amount	Revenues	Amount	Revenues	Amount	Revenues
Virginia	6	$641.9	12.3%	$624.4	13.9%	$469.2	12.8%
Kentucky	10	638.5	12.2	587.9	13.1	520.9	14.2
North Carolina	7	580.3	11.1	372.6	8.3	129.6	3.5
Pennsylvania	4	566.5	10.9	172.5	3.8	-	-
Michigan	3	476.2	9.1	460.8	10.3	345.4	9.4
Tennessee	10	420.7	8.1	404.5	9.0	394.9	10.7
New Mexico	2	287.3	5.5	266.5	5.9	256.5	7.0

Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs, in the above-mentioned states could have an adverse effect on our revenues or results of operations. Our concentration of revenues in these states also make it more likely that hurricanes, floods, persistent drought, power grid interruption or other factors beyond our control in these states could adversely affect our revenues or results of operations.

We have substantial indebtedness, and we may incur significant amounts of additional indebtedness in the future which could affect our ability to finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2015, our total debt, excluding unamortized debt issuance costs, discount and premium, was $2,691.0 million. We also have the ability to incur significant amounts of additional indebtedness, subject to the conditions imposed by the terms of the agreements and indentures governing our existing indebtedness or any additional indebtedness that we may incur in the future.

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

We may not be able to generate sufficient cash flow through operations or successfully access other capital resources to fund all of our capital expenditure commitments in connection with acquired facilities.

As part of our on-going acquisition strategy, we often commit to making significant capital improvements at acquired facilities over a number of years.  At December 31, 2015, we estimated our total remaining unfulfilled capital expenditure commitments to be approximately $1,702.6 million.  Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” for more information about the general timing and impact of these contractual obligations.

We may experience delays or impediments in satisfying the schedule for capital expenditure commitments because of a variety of factors beyond our control, such as zoning, environmental, licensing and certificate of need regulations and restrictions.  Additionally, our cash flows and available capital resources may be insufficient to fund our capital expenditure commitment obligations, and we may be forced to reduce or delay required capital expenditures.

The failure to satisfy our capital expenditure commitment obligations could damage our reputation within our communities, expose us to potential claims from former owners of acquired facilities or other governing or regulatory agencies, and adversely impact our ability to negotiate and complete future acquisitions.

Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states. In states without certificate of need laws, competing providers of healthcare services are able to expand and construct facilities without the need for significant regulatory approval.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. In addition, certain states in which we operate hospitals require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and for certain other planned activities. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate facilities require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

Some states in which we operate do not require certificates of need for the purchase, construction and expansion of healthcare facilities or services.  Additionally, from time to time, states with existing requirements may repeal or limit the scope of their certificate of need programs.  Our competing healthcare providers face lower barriers to entry and expansion in such states.  If these competing providers of healthcare services are able to purchase, construct or expand healthcare facilities without the need for regulatory approval, we may face decreased market share and revenues in those markets.

Item 1B.  Unresolved Staff Comments.

We have no unresolved SEC staff comments.

Item 2.  Properties.

The following table presents certain information with respect to our hospital campuses as of December 31, 2015:

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Alabama
Andalusia Regional Hospital	Andalusia	May 11, 1999	88	Own
Vaughan Regional Medical Center (a)	Selma	April 15, 2005	175	Own (a)
Arizona
Havasu Regional Medical Center (b)	Lake Havasu City	April 15, 2005	171	Own (b)
Valley View Medical Center	Fort Mohave	November 8, 2005	90	Own
Colorado
Colorado Plains Medical Center	Fort Morgan	April 15, 2005	50	Lease
Georgia
Rockdale Medical Center	Conyers	February 1, 2009	158	Own
Indiana
Scott Memorial Hospital (c)	Scottsburg	January 1, 2013	25	Own (c)
Clark Memorial Hospital (c)	Jeffersonville	August 1, 2015	236	Own (c)
Kansas
Western Plains Medical Complex	Dodge City	May 11, 1999	99	Own
Kentucky
Bluegrass Community Hospital	Versailles	January 2, 2001	25	Own
Bourbon Community Hospital	Paris	May 11, 1999	58	Own
Clark Regional Medical Center	Winchester	May 1, 2010	79	Own
Georgetown Community Hospital	Georgetown	May 11, 1999	75	Own
Jackson Purchase Medical Center	Mayfield	May 11, 1999	107	Own
Lake Cumberland Regional Hospital	Somerset	May 11, 1999	295	Own
Logan Memorial Hospital	Russellville	May 11, 1999	75	Own
Meadowview Regional Medical Center	Maysville	May 11, 1999	100	Own
Spring View Hospital	Lebanon	October 1, 2003	75	Own
Fleming County Hospital	Flemingsburg	August 1, 2015	52	Own
Louisiana
Mercy Regional Medical Center - Acadian (d)	Eunice	April 15, 2005	42	Own
Mercy Regional Medical Center - Ville Platte (d)	Ville Platte	December 1, 2001	67	Own
Minden Medical Center	Minden	April 15, 2005	161	Own
Teche Regional Medical Center	Morgan City	April 15, 2005	165	Lease
Michigan
Bell Hospital	Ishpeming	December 1, 2013	25	Own
Marquette General Hospital (e)	Marquette	September 1, 2012	307	Own (e)
Portage Health (a)	Hancock	December 1, 2013	96	Own (a)
Mississippi
Bolivar Medical Center	Cleveland	April 15, 2005	199	Lease
Nevada
Northeastern Nevada Regional Hospital	Elko	April 15, 2005	75	Own
New Mexico
Los Alamos Medical Center	Los Alamos	April 15, 2005	47	Own
Memorial Medical Center of Las Cruces	Las Cruces	April 15, 2005	199	Lease
North Carolina
Harris Regional Hospital (e)	Sylva	August 1, 2014	86	Own (e)
Haywood Regional Medical Center (e)	Clyde	August 1, 2014	169	Own (e)
Maria Parham Medical Center (f)	Henderson	November 1, 2011	102	Own (f)
Person Memorial Hospital (e)	Roxboro	October 1, 2011	110	Own (e)
Rutherford Regional Medical Center (f)	Rutherfordton	June 1, 2014	143	Own (f)
Swain County Hospital (e)	Bryson City	August 1, 2014	48	Own (e)
Wilson Medical Center (f)	Wilson	March 1, 2014	384	Own (f)
Pennsylvania
Conemaugh Memorial Medical Center (e)	Johnstown	September 1, 2014	539	Own (e)
Meyersdale Medical Center (e)	Meyersdale	September 1, 2014	20	Own (e)
Miners Medical Center (e)	Hastings	September 1, 2014	30	Own (e)
Nason Medical Center	Roaring Spring	February 1, 2015	45	Own

		Acquisition/Opening/	Licensed	Real Property
Hospital	City	Lease Date	Beds	Status
Tennessee
Crockett Hospital	Lawrenceburg	May 11, 1999	99	Own
Emerald-Hodgson Hospital	Sewanee	May 11, 1999	41	Own
Hillside Hospital	Pulaski	May 11, 1999	95	Own
Livingston Regional Hospital	Livingston	May 11, 1999	114	Own
Riverview Regional Medical Center	Carthage	September 1, 2010	35	Own
Southern Tennessee Medical Center	Winchester	May 11, 1999	157	Own
Starr Regional Medical Center - Athens (g)	Athens	October 1, 2001	118	Own
Starr Regional Medical Center - Etowah (g)	Etowah	July 1, 2012	160	Own
Sumner Regional Medical Center	Gallatin	September 1, 2010	155	Own
Trousdale Medical Center	Hartsville	September 1, 2010	25	Own
Texas
Ennis Regional Medical Center	Ennis	April 15, 2005	60	Lease
Palestine Regional Medical Center	Palestine	April 15, 2005	156	Own
Parkview Regional Hospital	Mexia	April 15, 2005	58	Lease
Utah
Ashley Regional Medical Center	Vernal	May 11, 1999	39	Own
Castleview Hospital	Price	May 11, 1999	49	Own
Virginia
Clinch Valley Medical Center	Richlands	July 1, 2006	175	Own
Danville Regional Medical Center	Danville	July 1, 2005	250	Own
Fauquier Health (a)	Warrenton	November 1, 2013	210	Own (a)
Memorial Hospital of Martinsville and Henry County	Martinsville	April 15, 2005	220	Own
Twin County Regional Hospital (f)	Galax	April 1, 2012	141	Own (f)
Wythe County Community Hospital	Wytheville	June 1, 2005	100	Lease
West Virginia
Logan Regional Medical Center	Logan	December 1, 2002	140	Own
Raleigh General Hospital	Beckley	July 1, 2006	300	Own
Wisconsin
Watertown Regional Medical Center (a)	Watertown	September 1, 2015	95	Own (a)
Wyoming
SageWest Healthcare - Lander (h)	Lander	July 1, 2000	89	Own
SageWest Healthcare - Riverton (h)	Riverton	May 11, 1999	70	Own
			8,243

__________________

(a)	The hospital is owned and operated by a joint venture between us and a local not-for-profit entity. A wholly-owned LifePoint affiliate owns a controlling interest in the joint venture.
(b)

The hospital is owned and operated by a joint venture with physicians in which a wholly-owned LifePoint affiliate has a controlling interest. The real property on which the hospital is located is owned by the LifePoint member and leased to the joint venture.

(c)	The hospital is owned and operated by RHN, a joint venture between us and Norton Healthcare, Inc. A wholly-owned LifePoint affiliate owns a controlling interest in RHN.
(d)	Mercy Regional Medical Center maintains a campus in both Acadian and Ville Platte.
(e)	The hospital is owned and operated by Duke LifePoint Healthcare. A wholly-owned LifePoint affiliate owns a controlling interest in Duke LifePoint Healthcare.
(f)	The hospital is owned and operated by a joint venture between a local not-for-profit entity and Duke LifePoint Healthcare.
(g)	Starr Regional Medical Center maintains a campus in both Athens and Etowah.
(h)	SageWest Healthcare maintains a campus in both Lander and Riverton.

We own and operate medical office buildings in conjunction with many of our hospitals. These medical office buildings are primarily occupied by physicians who practice at our hospitals. Additionally, we lease approximately 203,000 square feet of office space in Brentwood, Tennessee for our health support center. All of our facilities are suitable for their respective uses and are generally adequate for our present needs.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at December 31, 2015, we have recorded a reserve for Marquette General of $18.0 million.

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

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, we removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery. On November 17, 2015, the United States Magistrate Judge for the Southern District of Alabama filed a Report and Recommendation, wherein she recommended, among other things, that the RICO claim be dismissed with prejudice and that the court not exercise jurisdiction over the remaining state law claims, resulting in those being dismissed without prejudice.

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 86 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through December 31, 2015, one additional patient has notified Raleigh General Hospital that he intends to file a  lawsuit against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom we did not send notice, have been threatened and may be asserted against us or the hospital.  Any present or future claims that are ultimately successful could result in us and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. We cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of December 31, 2015.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LPNT.” The high and low sales prices per share of our common stock were as follows for the periods presented:

	High	Low
2016
First Quarter (through February 11, 2016)	$74.70	$64.94

2015
First Quarter	$77.84	$64.52
Second Quarter	$86.99	$69.21
Third Quarter	$88.18	$68.41
Fourth Quarter	$76.39	$58.61

2014
First Quarter	$56.77	$50.18
Second Quarter	$66.02	$50.51
Third Quarter	$76.50	$60.04
Fourth Quarter	$74.76	$62.95

On February 11, 2016, the last reported sales price for our common stock on the NASDAQ Global Select Market was $65.92 per share.

Stockholders

As of February 5, 2016, there were 9,264 holders of record of shares of our common stock.

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

Stock Performance

The graph below compares the yearly percentage change of cumulative total stockholder return on our common stock with (a) the cumulative total return of a broad equity market index, the NASDAQ Composite Index (the “Broad Index”) and (b) the cumulative total return of a published industry index, the S&P Health Care Facilities (Hospital Management) Index (the “Industry Index”). The graph begins on December 31, 2010, and the comparison assumes the investment of $100 on such date in each of our common stock, the Broad Index and the Industry Index and assumes the reinvestment of all dividends, if any. The table following the graph presents the corresponding data for December 31, 2010, and each subsequent fiscal year end.

	12/10	12/11	12/12	12/13	12/14	12/15
LifePoint Health, Inc.	$ 100.00	$ 101.09	$ 102.72	$ 143.78	$ 195.67	$ 199.73
NASDAQ Composite	$ 100.00	$ 100.53	$ 116.92	$ 166.19	$ 188.78	$ 199.95
S&P Health Care Facilities	$ 100.00	$ 76.68	$ 121.34	$ 157.40	$ 215.51	$ 191.52

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan and 2014 Repurchase Plan provided for the repurchase of up to $350.0 million and $150.0 million in shares of our common stock, respectively, and we have repurchased all shares authorized for repurchase under these plans. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through December 3, 2016. As of December 31, 2015, we had remaining authority to repurchase approximately $125.0 million in shares in accordance with the 2015 Repurchase Plan. We are not obligated to repurchase any specific number of shares under any of our repurchase plans.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We repurchased approximately 0.5 million shares for an aggregate purchase price, including commissions, of $32.5 million at an average purchase price of $71.43 per share during the three months ended December 31, 2015 in connection with our repurchase plans.  Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans. We redeemed a nominal number of shares vested under these plans during the three months ended December 31, 2015. We have designated these shares as treasury stock.

Our repurchase activity in accordance with our repurchase plans and the shares that we redeem from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder-approved stock-based compensation plans are more fully discussed in Note 8 to our consolidated financial statements included elsewhere in this report.

The following table summarizes our share repurchase activity by month for the three months ended December 31, 2015:

				Approximate Dollar
		Weighted	Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased as	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the Program
	Purchased	per Share	Announced Program	(In millions)
October 1, 2015 to October 31, 2015	36,000	$70.03	36,000	$155.0
November 1, 2015 to November 30, 2015	165,828	$71.18	165,828	$143.2
December 1, 2015 to December 31, 2015 (a)	253,882	$71.79	253,590	$125.0
Total	455,710	$71.43	455,418	$125.0

_______________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Selected Financial Data.

The table below contains our selected financial data for, or as of the end of, the last five years ended December 31, 2015. The selected financial data is derived from our consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. Additionally, we have recognized certain transaction costs in connection with acquisitions as well as certain other non-operating (gains) losses and impairment charges during certain of the periods presented that affected the comparability of the selected financial data. Furthermore, certain balance sheet information has been adjusted to reflect our adoptions of Accounting Standards Update (“ASU”) 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”  and ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”.  You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Statements of Operations Data:
Revenues	$5,214.3	$4,483.1	$3,678.3	$3,391.8	$3,026.1
Income from continuing operations attributable to
LifePoint Health, Inc. stockholders	181.9	126.1	127.8	151.9	162.7

Income from continuing operations per share:
Basic	$4.14	$2.81	$2.76	$3.22	$3.30
Diluted	$3.95	$2.69	$2.68	$3.14	$3.22

Weighted average shares outstanding:
Basic	43.9	44.9	46.3	47.2	49.3
Diluted	46.1	46.9	47.6	48.4	50.5

Balance Sheet Data (as of end of year):
Cash and cash equivalents	$284.0	$191.5	$637.9	$85.0	$126.2
Working capital	647.3	640.1	390.8	337.9	341.5
Property and equipment, net	2,482.3	2,377.5	2,197.2	2,030.9	1,830.4
Total assets	5,996.8	5,355.3	5,411.8	4,557.8	4,223.9
Total debt, excluding unamortized debt issuance costs,
discounts and premium	2,691.0	2,208.6	2,386.3	1,739.3	1,652.8
Total LifePoint Health, Inc. stockholders' equity	2,263.9	2,154.6	2,210.1	2,050.5	1,945.2

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Other Financial Data:
Adjusted EBITDA (a)	$705.7	$634.2	$537.0	$545.6	$536.2
Capital expenditures	(274.7)	(207.1)	(185.2)	(221.4)	(219.9)
Cash provided by operating activities -
continuing operations	627.1	412.3	354.1	382.9	401.2
Cash used in investing activities	(876.3)	(473.2)	(372.3)	(422.1)	(342.1)
Cash provided by (used in) financing activities	341.7	(385.5)	571.2	(1.3)	(140.6)

(a)

We define Adjusted EBITDA as earnings before depreciation and amortization; interest expense, net; impairment charges; other non-operating (gains) losses; provision for income taxes; income from discontinued operations, net of income taxes and net income attributable to noncontrolling interests and redeemable noncontrolling interests.  We use Adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes.  Additionally, our credit facility uses Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants.  We believe Adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions.  In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value.  Adjusted EBITDA should not be considered as a measure of financial performance in accordance with U.S. generally accepted accounting principles (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance.  Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity.  Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles Adjusted EBITDA as presented above to net income attributable to LifePoint Health, Inc. for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Adjusted EBITDA	$705.7	$634.2	$537.0	$545.6	$536.2
Less:
Depreciation and amortization	279.0	250.5	228.2	193.1	165.8
Interest expense, net	114.4	123.0	97.0	100.0	107.1
Impairment charges	13.8	57.7	-	4.0	-
Other non-operating (gains) losses	(4.0)	-	0.3	4.4	-
Provision for income taxes	109.5	68.1	79.3	88.5	97.8
Income from discontinued operations, net of
income taxes	-	-	(0.4)	-	(0.2)
Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	11.1	8.8	4.4	3.7	2.8
Net income attributable to LifePoint Health, Inc.	$181.9	$126.1	$128.2	$151.9	$162.9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our consolidated financial statements and related notes included elsewhere in this report. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Forward-Looking Statements

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in a hospital’s market; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to recent acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of the increasing use of narrow networks and tiered networks; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; the impact of cybersecurity threats; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

There are several factors, some beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described in Part I, Item 1A. Risk Factors . Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this section and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk. Any factor described in this report could by itself, or together with one or more factors, materially and adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At December 31, 2015, on a consolidated basis, we operated 67 hospital campuses in 21 states throughout the U.S, having a total of 8,243 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated $5,214.3 million, $4,483.1 million and $3,678.3 million, respectively, in revenues during the years ended December 31, 2015, 2014 and 2013.  In 2015, we derived 45.2% of our revenues from the Medicare and Medicaid programs, collectively.  Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

Competitive and Structural Environment

The environment in which our facilities operate is extremely competitive. Our hospitals face competition from other acute care hospitals, including larger tertiary hospitals located in larger markets and/or affiliated with universities; specialty hospitals that focus on one or a small number of very lucrative service lines but that are not required to operate emergency departments; stand-alone centers at which surgeries or diagnostic tests can be performed; and physicians on the medical staffs of our hospitals. In many cases, our competitors focus on the service lines that offer the highest margins. By doing so, our competitors can potentially draw the best-paying business out of our hospitals. This, in turn, can reduce the overall operating profit of our hospitals as we are often obligated to offer service lines that operate at a loss or that have much lower profit margins. We continue to see the shift of increasingly complex procedures from the inpatient to the outpatient setting and have also seen growth in the general shift of lower acuity procedures to physician offices and other non-hospital outpatient settings. These trends have, to some extent, offset our efforts to improve equivalent admission rates at many of our hospitals.

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

We believe other key factors in our competition for patients is the quality of our patient care and the perception of that quality in the communities where our facilities are located, which may be influenced by, among other things, the technology, service lines and capital improvements made at our facilities and by the skills and experience of our non-physician employees involved in patient care.

In addition to competitive concerns, many of our communities are experiencing slow growth, and in some cases, population losses.  We believe this trend has occurred mainly as a result of recent challenging economic conditions because the economies in the non-urban communities in which our facilities primarily operate are often dependent on a small number of larger employers, especially manufacturing or other facilities.  This causes the economies of our communities to be more sensitive to economic downturns and slower to rebound when the overall U.S. economy improves.  In addition, other economic factors, including, potentially, self-rationing of healthcare services, have made it more difficult to increase the number of patients who seek care at many of our facilities.

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

Regulatory Environment

Our business and our facilities are highly regulated, and the penalties for noncompliance can be severe. We are required to comply with extensive, complicated and overlapping government laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, from what service lines must be offered in order to be licensed as an acute care hospital, to whether our hospitals may employ physicians, and to how (and whether) our hospitals may receive payments pursuant to the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, civil sanctions, and the loss of our ability to receive reimbursements through the Medicare and Medicaid programs.

Not only are our facilities heavily regulated, but the rules, regulations and laws to which they are subject often change, with little or no notice, and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require our facilities to make changes in space usage, equipment, personnel or services, and may also require that standard operating policies and procedures be re-written and re-implemented. The cost of complying with such laws and regulations is a significant component of our overall expenses. Further, this expense has grown in recent periods because of new regulatory requirements and the severity of the penalties associated with non-compliance.  Management anticipates that compliance expenses will continue to grow in the foreseeable future.  The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians.  Hospitals continue to be one of the primary focal areas of the OIG, DOJ and other governmental fraud and abuse programs.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically altered the U.S. Healthcare system and was intended to decrease the number of uninsured individuals and reduce the overall cost of healthcare.  It attempts to achieve those goals by expanding coverage of uninsured individuals, reducing Medicare and Medicaid disproportionate share hospital payments, reducing the growth in Medicare program spending, and expanding the use of quality and other performance-based payment methodologies.  The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. In addition, a number of the provisions of the Affordable Care Act that were originally scheduled to have already become effective, such as the employer mandate (for employers with 50 to 99 employees), the Small Business Health Option Program (for employers with 100 or fewer full-time employees), and the taxes on expensive employee-sponsored health plans, were delayed until 2016 or later, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future.  We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions, and, as a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. For example, some private insurers may choose not to participate in the healthcare exchanges or may limit their participation through narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Furthermore, several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act, and there is ongoing litigation over the interpretation and implementation of certain provisions of the law.  The results of such legal and legislative efforts may impact our business in the future.  During 2015, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement.

Revenue Sources

Our facilities generate revenues by providing healthcare services to our patients. Depending upon the patient’s medical insurance coverage, we are paid for these services by governmental Medicare and Medicaid programs, commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor.  Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, insured patients are responsible for payments not covered by insurance, such as exclusions, deductibles and co-payments.

Medicare and Medicaid Reimbursement

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

In addition, Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  While CMS has already implemented a number of the Medicare reimbursement reductions required by the Affordable Care Act, additional reductions will become effective in the future and some of the reductions that have already been imposed by CMS will be increased in accordance with the terms of the Affordable Care Act.  These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 require further reductions in Medicare payments, and the Budget Control Act of 2011 (“BCA”) imposed a 2% reduction in Medicare spending effective as of April 1, 2013.  The Bipartisan Budget Act of 2015 (“BBA”), which provides $80 billion in discretionary spending sequestration relief over the next two years, extends the 2% reduction in Medicare spending, which was imposed by the BCA, through FFY 2025 and, effective January 1, 2017, reduces Medicare payments to off-campus hospital outpatient departments that were not billing the Medicare program under the Medicare outpatient prospective payment system prior to November 2, 2015.  This will limit our ability to expand the scope and profitability of outpatient services.

Medicaid programs are funded by both the federal government and state governments to provide healthcare benefits to certain low income individuals and groups.  Many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. In addition, as of December 31, 2015, only nine of the states in which we operate are currently implementing expansions to their Medicaid programs.  Given the reduced federal financing of expanded Medicaid programs that takes effect in 2017, we are unable to predict how many, if any, additional states in which we operate will expand their Medicaid programs or how many, if any, of the states in which we operate that have expanded their Medicaid programs will keep their expansions in place in the future.

Physician Services

We employ an increasing number of physicians in our hospital markets.  Medicare pays us for services provided by our employed physicians under the Medicare physician fee schedule (“PFS”) system.  Under the PFS, CMS has assigned a national relative value unit (“RVU”) to most medical services and procedures that reflects the various resources required by a physician to provide the services.  Historically, the conversion factor that is used to determine physician payments for each RVU has been updated by the sustainable growth rate (“SGR”) that is intended to account for inflation and targeted growth in Medicare expenditures. The SGR has generally resulted in significant reductions to payments made under the PFS, and, since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS.

On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates that were in effect when MACRA was enacted were extended through June 30, 2015, and then increased by 0.5% for the remainder of calendar year (“CY”) 2015, and increased by an additional 0.5% for CY 2016, and will be increased by 0.5% a year from 2017 through 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment for achieving certain value and quality incentives set forth in MACRA.

HMOs, PPOs, and Other Private Insurers

In addition to government programs, our hospitals are reimbursed by differing types of private payors, including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers.  Revenues from HMOs, PPOs, and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  Additionally, plans purchased through the healthcare exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices.  If we provide services when not a participating provider in the network, it can result in higher patient responsibility amounts that a patient may not have the ability to pay or may choose not to pay.  We expect these trends to continue in the coming years.

Self-pay Patients

Self-pay revenues are primarily generated through the treatment of uninsured patients. Beginning in 2014, our self-pay revenues began to decrease due largely to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who purchase insurance plans with high deductibles and high co-payments.

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Our provision for doubtful accounts serves to reduce our reported revenues.

Adoption of Electronic Health Records

The HITECH Act was enacted into law on February 17, 2009 as part of ARRA.  The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  Stage 1 has been in effect since 2011; however, on September 4, 2012, HHS released final requirements for Stage 2, which took effect on October 1, 2013.  In 2015, HHS finalized the requirements for Stage 3 and made modifications to EHR incentive programs for the years 2015 through 2017.  Additional changes to the EHR incentive programs will likely be required as the provisions of MACRA are implemented. We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  As we complete our full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentive payments will decline and ultimately end. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

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

bps.   Basis points.

Consolidated.    Consolidated information includes the results of our health support center, our same-hospital operations and the results of our recent acquisitions. Additionally, consolidated information includes the results of our hospitals have been previously disposed.

Continuing operations.    Continuing operations information includes the results of our health support center, our same-hospital operations and the results of our recent acquisitions. Additionally, continuing operations information includes the results of our hospitals that were disposed during the years ended December 31, 2015 and 2014, but excludes the results of our hospitals that were disposed prior to the adoption of ASU 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

Effective tax rate.  Provision for income taxes as a percentage of income before income taxes, or income from continuing operations before income taxes, less net income attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Same-hospital. Same-hospital information includes the results of our health support center and the same 63 hospitals operated during the three months ended December 31, 2015 and 2014, and the same 55 hospitals operated during the years ended December 31, 2015 and 2014.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended December 31, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three Months Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,570.7	114.6%	$1,483.7	117.5%
Provision for doubtful accounts	200.0	14.6	220.8	17.5
Revenues	1,370.7	100.0	1,262.9	100.0

Salaries and benefits	652.7	47.6	612.4	48.5
Supplies	218.4	15.9	199.0	15.8
Other operating expenses	330.9	24.2	299.9	23.7
Other income	(15.5)	(1.1)	(22.4)	(1.8)
Depreciation and amortization	71.9	5.2	59.7	4.8
Interest expense, net	29.7	2.2	29.2	2.3
Impairment charges	-	-	45.5	3.6
Other non-operating gain	(4.0)	(0.3)	-	-
	1,284.1	93.7	1,223.3	96.9

Income before income taxes	86.6	6.3	39.6	3.1
Provision for income taxes	31.2	2.3	12.9	1.0
Net income	55.4	4.0	26.7	2.1
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.4)	(0.1)	(4.3)	(0.3)
Net income attributable to LifePoint Health, Inc.	$53.0	3.9%	$22.4	1.8%

Revenues

The following table presents the components of revenues for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three Months Ended
	December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$1,570.7	$1,483.7	$87.0	5.9%
Provision for doubtful accounts	200.0	220.8	(20.8)	(9.4)
Revenues	$1,370.7	$1,262.9	$107.8	8.5

Same-hospital:
Revenues before provision for doubtful accounts	$1,483.3	$1,436.0	$47.3	3.3%
Provision for doubtful accounts	193.7	203.5	(9.8)	(4.8)
Revenues	$1,289.6	$1,232.5	$57.1	4.6

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the three months ended December 31, 2015 and 2014 (in millions):

	Three Months Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$380.0	27.7%	$357.9	28.3%
Medicaid	216.6	15.8	168.1	13.3
HMOs, PPOs and other private insurers	746.6	54.5	731.5	58.0
Self-pay	196.8	14.4	197.5	15.6
Other	30.7	2.2	28.7	2.3
Revenues before provision for doubtful accounts	1,570.7	114.6	1,483.7	117.5
Provision for doubtful accounts	(200.0)	(14.6)	(220.8)	(17.5)
Revenues	$1,370.7	100.0%	$1,262.9	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,715	$8,226	$489	5.9
Revenues per equivalent admission - same-hospital	$8,803	$8,323	$480	5.8

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	59,219	60,252	(1,033)	(1.7)
Equivalent admissions	157,280	153,538	3,742	2.4
Medicare case mix index	1.47	1.38	0.09	6.5
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	16,635	16,012	623	3.9
Outpatient surgeries	63,013	59,775	3,238	5.4
Total surgeries	79,648	75,787	3,861	5.1
Emergency room visits	371,508	378,643	(7,135)	(1.9)
Outpatient factor	2.65	2.55	0.10	4.0

Same-hospital:
Admissions	55,363	57,802	(2,439)	(4.2)
Equivalent admissions	146,490	148,089	(1,599)	(1.1)
Medicare case mix index	1.47	1.39	0.08	5.8
Average length of stay (days)	5.0	5.0	-	-
Inpatient surgeries	15,379	15,529	(150)	(1.0)
Outpatient surgeries	58,199	58,169	30	0.1
Total surgeries	73,578	73,698	(120)	(0.2)
Emergency room visits	353,084	359,436	(6,352)	(1.8)
Outpatient factor	2.65	2.56	0.09	3.3

For the three months ended December 31, 2015, our same-hospital revenues before provision for doubtful accounts increased $47.3 million, or 3.3%, to $1,483.3 million as compared to $1,436.0 million for the same period last year. This increase was primarily driven by a 5.8% increase in our same-hospital revenues per equivalent admission as a result of higher contracted rates from HMOs, PPOs and other private insurers as well as case mix improvements. This increase was partially offset by a 1.1% decrease in same-hospital equivalent admissions for the three months ended December 31, 2015 as compared to the same period last year, primarily as a result of a 1.8% decrease in emergency room visits and a 0.2% decrease in total surgeries. The decrease in our same-hospital total surgeries was primarily attributable to declines in certain low acuity inpatient surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$22.1	1.6%	$14.6	1.2%	$7.5	51.2%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$196.8	14.4%	$197.5	15.6%	$(0.7)	(0.4)%
Net revenue days outstanding
(at end of period)	51.3	N/A	56.4	N/A	(5.1)	(9.0)%

Same-hospital:
Related key indicators:
Charity care write-offs	$20.7	1.6%	$13.8	1.1%	$6.9	49.8%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$189.0	14.7%	$184.1	14.9%	$4.9	2.7%
Net revenue days outstanding
(at end of period)	51.2	N/A	56.7	N/A	(5.5)	(9.7)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the three months ended December 31, 2015, our provision for doubtful accounts decreased by $20.8 million, or 9.4%, to $200.0 million on a consolidated basis and by $9.8 million, or 4.8%, to $193.7 million on a same-hospital basis as compared to the same period last year. These decreases in our provision for doubtful accounts, on both a consolidated and same-hospital basis, are generally reflective of an improvement in the amount and timing of cash collections, including recoveries of amounts that were previously fully reserved. Additionally, on a consolidated basis, for the three months ended December 31, 2015, our results were further benefited from the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities when compared to the same period last year.  Improvements in our accounts receivable are reflected in the reduction to our net revenue days outstanding.  Specifically, our net revenue days outstanding at December 31, 2015 improved to 51.3 days compared to 56.4 days at December 31, 2014 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2015 improved to 51.2 days compared to 56.7 days at December 31, 2014.

The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$652.7	47.6%	$612.4	48.5%	$40.3	6.6%
Man-hours per equivalent admission	114	N/A	109	N/A	5	4.6%
Salaries and benefits per equivalent
admission	$4,150	N/A	$4,036	N/A	$114	2.8%

For the three months ended December 31, 2015, our salaries and benefits expense increased to $652.7 million, or 6.6%, as compared to $612.4 million for the same period last year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$218.4	15.9%	$199.0	15.8%	$19.4	9.7%
Supplies per equivalent admission	$1,389	N/A	$1,295	N/A	$94	7.3%

For the three months ended December 31, 2015, our supplies expense increased to $218.4 million, or 9.7%, as compared to $199.0 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics and cancer-related drugs.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended December 31, 2015 and 2014 (dollars in millions):

	Three Months Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$55.0	4.0%	$45.0	3.6%	$10.0	22.2%
Utilities	23.3	1.7	22.9	1.8	0.4	1.8
Repairs and maintenance	37.7	2.8	35.1	2.8	2.6	7.3
Rents and leases	13.5	1.0	14.0	1.1	(0.5)	(3.1)
Insurance	13.8	1.0	13.6	1.1	0.2	1.8
Physician recruiting	4.0	0.3	4.9	0.4	(0.9)	(18.2)
Contract services	103.0	7.5	88.1	7.0	14.9	16.8
Non-income taxes	35.2	2.6	34.3	2.7	0.9	2.7
Other	45.4	3.3	42.0	3.2	3.4	7.9
	$330.9	24.2	$299.9	23.7	$31.0	10.3%

For the three months ended December 31, 2015, our other operating expenses increased to $330.9 million, or 10.3%, as compared to $299.9 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital professional fees and contract services. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Additionally, our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts as a result of an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”) when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended December 31, 2015, we recognized $15.5 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $22.4 million recognized in the same period last year.

Depreciation and Amortization

For the three months ended December 31, 2015, our depreciation and amortization expense increased by $12.2 million, or 20.4%, to $71.9 million, or 5.2% of revenues, as compared to $59.7 million, or 4.8% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

For the three months ended December 31, 2015, our interest expense increased by $0.5 million, or 2.1%, to $29.7 million as compared to $29.2 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the three months ended December 31, 2015 as compared to the same period last year.  On December 4, 2015, we issued in a public offering $500.0 million of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

In connection with the sale of substantially all of the assets of Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama, effective January 1, 2015, we recognized impairment charges in the aggregate of $45.5 million, $28.1 million net of income taxes, or $0.60 loss per diluted share, during the three months ended December 31, 2014. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Other Non-Operating Gain

During the three months ended December 31, 2015, we recorded a bargain purchase gain of approximately $4.0 million, $2.5 million net of income taxes, or $0.05 per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with our acquisition of a hospital, exceeding the total cash consideration paid.

Provision for Income Taxes

Our provision for income taxes was $31.2 million, or 2.3% of revenues, for the three months ended December 31, 2015, as compared to $12.9 million, or 1.0% of revenues, for the same period last year.  The effective tax rate increased to 37.1% for the three months ended December 31, 2015, compared to 36.6% for the same period last year.   Our effective tax rate was lower for the three months ended December 31, 2014 primarily due to the reversal of accrued interest as a result of the favorable resolution of a previously open tax matter following the conclusion of an IRS examination.

For the Years Ended December 31, 2015 and 2014

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$6,014.4	115.3%	$5,300.9	118.2%
Provision for doubtful accounts	800.1	15.3	817.8	18.2
Revenues	5,214.3	100.0	4,483.1	100.0

Salaries and benefits	2,496.9	47.9	2,134.5	47.6
Supplies	815.0	15.6	699.0	15.6
Other operating expenses	1,246.4	24.0	1,087.3	24.3
Other income	(49.7)	(1.0)	(71.9)	(1.6)
Depreciation and amortization	279.0	5.3	250.5	5.6
Interest expense, net	114.4	2.2	123.0	2.7
Impairment charges	13.8	0.3	57.7	1.3
Other non-operating gain	(4.0)	(0.1)	-	-
	4,911.8	94.2	4,280.1	95.5

Income before income taxes	302.5	5.8	203.0	4.5
Provision for income taxes	109.5	2.1	68.1	1.5
Net income	193.0	3.7	134.9	3.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(11.1)	(0.2)	(8.8)	(0.2)
Net income attributable to LifePoint Health, Inc.	$181.9	3.5%	$126.1	2.8%

Revenues

The following table presents the components of revenues for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Revenues before provision for doubtful accounts	$6,014.4	$5,300.9	$713.5	13.5%
Provision for doubtful accounts	800.1	817.8	(17.7)	(2.2)
Revenues	$5,214.3	$4,483.1	$731.2	16.3

Same-hospital:
Revenues before provision for doubtful accounts	$4,747.4	$4,614.1	$133.3	2.9%
Provision for doubtful accounts	666.7	692.2	(25.5)	(3.7)
Revenues	$4,080.7	$3,921.9	$158.8	4.0

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2015 and 2014 (in millions):

	Years Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,515.0	29.1%	$1,361.4	30.4%
Medicaid	841.6	16.1	619.8	13.8
HMOs, PPOs and other private insurers	2,791.9	53.5	2,476.7	55.2
Self-pay	744.1	14.3	744.9	16.6
Other	121.8	2.3	98.1	2.2
Revenues before provision for doubtful accounts	6,014.4	115.3	5,300.9	118.2
Provision for doubtful accounts	(800.1)	(15.3)	(817.8)	(18.2)
Revenues	$5,214.3	100.0%	$4,483.1	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,445	$8,145	$300	3.7
Revenues per equivalent admission - same-hospital	$8,515	$8,286	$229	2.8

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Consolidated:
Admissions	236,474	221,587	14,887	6.7
Equivalent admissions	617,434	550,422	67,012	12.2
Medicare case mix index	1.43	1.38	0.05	3.6
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	65,432	59,231	6,201	10.5
Outpatient surgeries	243,820	214,130	29,690	13.9
Total surgeries	309,252	273,361	35,891	13.1
Emergency room visits	1,477,113	1,363,459	113,654	8.3
Outpatient factor	2.61	2.48	0.13	5.2

Same-hospital:
Admissions	184,191	190,859	(6,668)	(3.5)
Equivalent admissions	479,265	473,330	5,935	1.3
Medicare case mix index	1.43	1.39	0.04	2.9
Average length of stay (days)	4.9	4.8	0.1	2.1
Inpatient surgeries	49,351	51,348	(1,997)	(3.9)
Outpatient surgeries	192,480	189,310	3,170	1.7
Total surgeries	241,831	240,658	1,173	0.5
Emergency room visits	1,208,488	1,171,697	36,791	3.1
Outpatient factor	2.60	2.48	0.12	4.9

For the year ended December 31, 2015, our same-hospital revenues before provision for doubtful accounts increased $133.3 million, or 2.9%, to $4,747.4 million as compared to $4,614.1 million last year. This increase was primarily driven by increases in our same-hospital equivalent admissions as well as higher contracted rates from HMOs, PPOs and other private insurers.  For the year ended December 31, 2015, our same-hospital equivalent admissions increased 1.3% as compared to the prior year, primarily as a result of a 3.1% increase in emergency room visits and a 0.5% increase in total surgeries. Additionally, our same-hospital revenues per equivalent admission increased 2.8% as compared to the prior year.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$89.3	1.7%	$80.9	1.8%	$8.4	10.4%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$744.1	14.3%	$744.9	16.6%	$(0.8)	(0.1)%
Net revenue days outstanding
(at end of period)	51.3	N/A	56.4	N/A	(5.1)	(9.0)%

Same-hospital:
Related key indicators:
Charity care write-offs	$55.5	1.4%	$68.2	1.7%	$(12.7)	(18.6)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$637.6	15.6%	$620.9	15.8%	$16.7	2.7%
Net revenue days outstanding
(at end of period)	51.2	N/A	56.7	N/A	(5.5)	(9.7)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories. For the year ended December 31, 2015, our provision for doubtful accounts decreased by $17.7 million, or 2.2%, to $800.1 million on a consolidated basis and by $25.5 million, or 3.7%, to $666.7 million on a same-hospital basis as compared to the prior year. These decreases in our provision for doubtful accounts, on both a consolidated and same-hospital basis, are generally reflective of an improvement in the amount and timing of cash collections, including recoveries of amounts that were previously fully reserved. Additionally, on a consolidated basis, for the year ended December 31, 2015, our results were further benefited from the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities when compared to the prior year.  Improvements in our accounts receivable are reflected in the reduction to our net revenue days outstanding.  Specifically, our net revenue days outstanding at December 31, 2015 improved to 51.3 days compared to 56.4 days at December 31, 2014 on a consolidated basis. On a same-hospital basis, our net revenue days outstanding at December 31, 2015 improved to 51.2 days compared to 56.7 days at December 31, 2014.

The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates.”

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$2,496.9	47.9%	$2,134.5	47.6%	$362.4	17.0%
Man-hours per equivalent admission	111	N/A	108	N/A	3	2.8%
Salaries and benefits per equivalent
admission	$4,044	N/A	$3,870	N/A	$174	4.5%

For the year ended December 31, 2015, our salaries and benefits expense increased to $2,496.9 million, or 17.0%, as compared to $2,134.5 million for the prior year primarily as a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
		% of		% of
	2015	Revenues	2014	Revenues	Increase	% Increase
Supplies (dollars in millions)	$815.0	15.6%	$699.0	15.6%	$116.0	16.6%
Supplies per equivalent admission	$1,320	N/A	$1,270	N/A	$50	3.9%

For the year ended December 31, 2015, our supplies expense increased to $815.0 million, or 16.6%, as compared to $699.0 million for the prior year primarily as a result of our recent acquisitions.

Other Operating Expenses

The following table summarizes our other operating expenses for the years ended December 31, 2015 and 2014 (dollars in millions):

	Years Ended December 31,
		% of		% of	Increase	% Increase
	2015	Revenues	2014	Revenues	(Decrease)	(Decrease)
Professional fees	$199.1	3.8%	$161.1	3.6%	$38.0	23.6%
Utilities	94.4	1.8	87.7	2.0	6.7	7.7
Repairs and maintenance	141.2	2.7	122.4	2.7	18.8	15.4
Rents and leases	52.9	1.0	45.4	1.0	7.5	16.6
Insurance	56.4	1.1	50.6	1.1	5.8	11.6
Physician recruiting	20.4	0.4	22.9	0.5	(2.5)	(10.9)
Contract services	378.2	7.3	319.7	7.1	58.5	18.3
Non-income taxes	137.2	2.6	124.2	2.8	13.0	10.5
Other	166.6	3.3	153.3	3.5	13.3	8.6
	$1,246.4	24.0	$1,087.3	24.3	$159.1	14.6%

For the year ended December 31, 2015, our other operating expenses increased to $1,246.4 million, or 14.6%, as compared to $1,087.3 million for the prior year primarily as a result of our recent acquisitions, and to a lesser extent, as a result of moderate increases in our same-hospital professional fees and contract services.  As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology, emergency room physician coverage and hospitalists.  Additionally, our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts as a result of an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income in accordance with ASC 450-30 when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the year ended December 31, 2015, we recognized $49.7 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $71.9 million recognized in the prior year.

Depreciation and Amortization

For the year ended December 31, 2015, our depreciation and amortization expense increased by $28.5 million, or 11.4% to $279.0 million, or 5.3% of revenues, as compared to $250.5 million, or 5.6% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.  Accordingly, we anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense

Our interest expense decreased by $8.6 million, or 6.9%, to $114.4 million, for the year ended December 31, 2015, as compared to $123.0 million for the prior year. The decrease in our interest expense is attributable to decreases in our weighted average total debt outstanding and our weighted average effective interest rate during the year ended December 31, 2015 as compared to the prior year.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

During the year ended December 31, 2015, we recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, in connection with the sale of Putnam Community Medical Center (“Putnam”), effective May 1, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement. Additionally, during the year ended December 31, 2015, we recognized impairment charges of $3.0 million, $1.9 million net of income taxes, or $0.04 loss per diluted share, related to the finalization of the divestitures of Lakeland, Northwest and Russellville which were sold effective January 1, 2015.

During the year ended December 31, 2014, we recognized impairment charges in the aggregate of $57.7 million, $35.9 million net of income taxes, or $0.76 loss per diluted share, in connection with the sale of certain assets of River Parishes Hospital (“River Parishes”), effective November 1, 2014, and the sale of substantially all of the assets of Lakeland, Northwest and Russellville, effective January 1, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Other Non-Operating Gain

During the year ended December 31, 2015, we recorded a bargain purchase gain of approximately $4.0 million, $2.5 million net of income taxes, or $0.05 per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with our acquisition of a hospital, exceeding the total cash consideration paid.

Provision for Income Taxes

Our provision for income taxes was $109.5 million, or 2.1% of revenues, for the year ended December 31, 2015, as compared to $68.1 million, or 1.5% of revenues, for the prior year.  The effective tax rate increased to 37.6% for the year ended December 31, 2015, as compared to 35.1% for the prior year.  Our effective tax rate was lower for the year ended December 31, 2014 as a result of the reversal of a $6.0 million valuation allowance that was established during 2013 against our deferred tax assets for federal net operating losses generated by our Michigan physician practice operations which were previously thought to be unrecoverable.

For the Years Ended December 31, 2014 and 2013

Operating Results Summary

The following table summarizes the results of operations for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$5,300.9	118.2%	$4,428.7	120.4%
Provision for doubtful accounts	817.8	18.2	750.4	20.4
Revenues	4,483.1	100.0	3,678.3	100.0

Salaries and benefits	2,134.5	47.6	1,727.4	47.0
Supplies	699.0	15.6	577.1	15.7
Other operating expenses	1,087.3	24.3	900.9	24.4
Other income	(71.9)	(1.6)	(64.1)	(1.7)
Depreciation and amortization	250.5	5.6	228.2	6.2
Interest expense, net	123.0	2.7	97.0	2.6
Impairment charges	57.7	1.3	-	-
Other non-operating loss, net	-	-	0.3	-
	4,280.1	95.5	3,466.8	94.2

Income from continuing operations before income taxes	203.0	4.5	211.5	5.8
Provision for income taxes	68.1	1.5	79.3	2.2
Income from continuing operations	134.9	3.0	132.2	3.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(8.8)	(0.2)	(4.4)	(0.1)
Income from continuing operations attributable to
LifePoint Health, Inc.	$126.1	2.8%	$127.8	3.5%

Revenues

The following table presents the components of revenues for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
	2014	2013	Increase	% Increase
Revenues before provision for doubtful accounts	$5,300.9	$4,428.7	$872.2	19.7%
Provision for doubtful accounts	817.8	750.4	67.4	9.0
Revenues	$4,483.1	$3,678.3	$804.8	21.9

The following table shows the sources of our revenues by payor, including adjustments to estimated reimbursement amounts and provision for doubtful accounts, for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
	2014		2013
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,361.4	30.4%	$1,199.5	32.6%
Medicaid	619.8	13.8	517.0	14.1
HMOs, PPOs and other private insurers	2,476.7	55.2	1,876.1	51.0
Self-pay	744.9	16.6	766.5	20.8
Other	98.1	2.2	69.6	1.9
Revenues before provision for doubtful accounts	5,300.9	118.2	4,428.7	120.4
Provision for doubtful accounts	(817.8)	(18.2)	(750.4)	(20.4)
Revenues	$4,483.1	100.0%	$3,678.3	100.0%

Our revenues per equivalent admission were as follows for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
	2014	2013	Increase	% Increase
Revenues per equivalent admission	$8,145	$7,852	$293	3.7

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the years ended December 31, 2014 and 2013:

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

For the year ended December 31, 2014, our revenues before provision for doubtful accounts increased by $872.2 million, or 19.7%, to $5,300.9 million on a continuing operations basis, as compared to $4,428.7 million for the prior year. This increase was primarily attributable to our acquisitions completed in 2014 and 2013 in addition to growth in our same-hospital equivalent admissions, higher contracted rates from HMOs, PPOs and other private insurers as well as the favorable impact of healthcare reform. Additionally, we experienced a payor mix shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the years ended December 31, 2014 and 2013 (dollars in millions):

	Years Ended December 31,
		% of		% of
	2014	Revenues	2013	Revenues	Decrease	% Decrease
Related key indicators:
Charity care write-offs	$80.9	1.8%	$132.1	3.6%	$(51.2)	(38.8)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$744.9	16.6%	$766.5	20.8%	$(21.6)	(2.8)%
Net revenue days outstanding
(at end of period)	56.4	N/A	59.1	N/A	(2.7)	(4.6)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the year ended December 31, 2014, our provision for doubtful accounts increased by $67.4 million, or 9.0%, to $817.8 million on a continuing operations basis, as compared to $750.4 million for the prior year. This increase was primarily a result of our acquisitions completed in 2014 and 2013, partially offset by a decrease in same-hospital self-pay revenues as compared to the prior year. The decrease in same-hospital self-pay revenues was primarily due to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. However, as patient financial responsibility continued to increase with higher co-payment and deductible obligations, our provision for doubtful accounts increased to reflect the difficulty in collecting these amounts.

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

For the year ended December 31, 2014, our salaries and benefits expense increased to $2,134.5 million, or 23.6%, as compared to $1,727.4 million for the prior year primarily as a result of our acquisitions completed in 2014 and 2013 and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
		% of		% of
	2014	Revenues	2013	Revenues	Increase	% Increase
Supplies (dollars in millions)	$699.0	15.6%	$577.1	15.7%	$121.9	21.1%
Supplies per equivalent admission	$1,270	N/A	$1,232	N/A	$38	3.1%

For the year ended December 31, 2014, our supplies expense increased to $699.0 million, or 21.1%, as compared to $577.1 million for the prior year primarily a result of our acquisitions completed in 2014 and 2013.

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

For the year ended December 31, 2014, our other operating expenses increased to $1,087.3 million, or 20.7%, as compared to $900.9 million for the prior year primarily as a result of our acquisitions completed in 2014 and 2013. Additionally, our same-hospital other operating expenses increased primarily as a result of increases in same-hospital contract services and other expenses. Our same-hospital contract services expense increased primarily as a result of increased fees and expenses related to the completion of our shared centralized resource initiatives at the majority of our hospitals. Our same-hospital other expenses increased as a result of additional transactional expenses related to our acquisitions completed in 2014 and 2013, including legal and consulting fees.

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

Depreciation and Amortization

For the year ended December 31, 2014, our depreciation and amortization expense increased by $22.3 million, or 9.8% to $250.5 million, or 5.6% of revenues, as compared to $228.2 million, or 6.2% of revenues for the prior year.  Our depreciation and amortization expense increased primarily as a result of our acquisitions completed in 2014 and 2013 as well as a result of significant increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.

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

Impairment Charges

During the year ended December 31, 2014, we recognized impairment charges in the aggregate of $57.7 million, $35.9 million net of income taxes, or $0.76 loss per diluted share, in connection with the sale of certain assets of River Parishes, effective November 1, 2014, and the sale of substantially all of the assets of Lakeland, Northwest and Russellville, effective January 1, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Other Non-Operating Loss, net of Gain

In connection with certain debt transactions and modifications completed during the year ended December 31, 2013, we recognized debt transaction costs of $5.9 million.

Additionally, in connection with an acquisition completed in 2012, we made reasonable estimates and recorded an estimated obligation representing the fair values of our potential contingent obligations to the seller pursuant to the asset purchase agreement.  Subsequently, the seller finalized its settlement of certain of these obligations at an amount that was less than we originally estimated.  As a result, during the year ended December 31, 2013, we reduced our originally recorded contingent obligations and recognized a gain of approximately $5.6 million.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings. We believe that our internally generated cash flows and the amounts available under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and certain small to mid-size hospital acquisitions. Certain larger hospital acquisitions may, however, require additional financing. On December 4, 2015, we issued in a public offering $500.0 million of 5.875% Senior Notes. The proceeds from this issuance were primarily used to fund hospital acquisitions.

The following table presents summarized cash flow information for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Net cash flows provided by continuing operations	$627.1	$412.3	$354.1
Less: Purchases of property and equipment	(274.7)	(207.1)	(185.2)
Free operating cash flow	352.4	205.2	168.9
Acquisitions, net of cash acquired	(619.4)	(265.6)	(188.1)
Proceeds from sale of hospital	18.8	-	-
Proceeds from borrowings	500.0	412.0	1,053.0
Payments of borrowings	(16.9)	(585.4)	(453.7)
Repurchases of common stock	(134.5)	(222.3)	(39.1)
Payments of debt issuance costs	(7.2)	(7.2)	(20.0)
Proceeds from exercise of stock options	11.5	23.9	39.2
Other	(12.2)	(7.0)	(7.3)
Net change in cash and cash equivalents	$92.5	$(446.4)	$552.9

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Free operating cash flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our consolidated statements of cash flows presented in our consolidated financial statements included elsewhere in this report.

Our cash flows provided by continuing operations for the year ended December 31, 2015 as compared to 2014 were positively impacted by higher net income,  improvements in the amount and timing of cash collections of outstanding accounts receivable, including the successful obtainment of provider numbers for the Medicare and Medicaid programs at certain of our recently acquired facilities, and the timing of payments for income taxes.  These improvements were partially offset by an increase in the amount and timing of payments for accrued salaries.

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

The following table reflects our capital expenditures for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	2015	2014	2013
Capital and routine projects	$206.2	$161.4	$128.3
Information systems	68.5	45.7	56.9
	$274.7	$207.1	$185.2
Depreciation expense	$276.7	$247.6	$222.9
Ratio of capital expenditures to depreciation expense	99.3%	83.6%	83.1%

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

Our total capital expenditures in 2015 were higher than in 2014 as a result of investments to modernize and expand the service-lines provided by our facilities and also as a result of capital expenditure commitments in connection with certain of our recent acquisitions.

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during 2015 is as follows (in millions):

					Amortization
		Proceeds		Payments of	of Debt Issuance
	December 31,	from	Payments of	Debt	Costs, Discount		December 31,
	2014	Borrowings	Borrowings	Issuance Costs	and Premium	Other	2015
Senior Credit Agreement:
Term Facility	$421.9	$-	(16.9)	-	-	-	$405.0
Incremental Term Loans	222.6	-	-	-	-	-	222.6
6.625% Senior Notes	400.0	-	-	-	-	-	400.0
5.5% Senior Notes	1,100.0	-	-	-	-	-	1,100.0
5.875% Senior Notes	-	500.0	-	-	-	-	500.0
Unamortized debt issuance costs,
discount and premium	(19.0)	-	-	(7.2)	4.0	-	(22.2)
Capital leases and financing
obligations	64.1	-	(2.3)	-	-	1.6	63.4
	$2,189.6	$500.0	$(19.2)	$(7.2)	$4.0	$1.6	$2,668.8

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at December 31, 2015 and 2014 (dollars in millions):

	December 31,	December 31,
	2015	2014	Increase
Current portion of long-term debt	$25.0	$19.2	$5.8
Long-term debt, net	2,643.8	2,170.4	473.4
Unamortized debt issuance costs, discount and premium	22.2	19.0	3.2
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,691.0	2,208.6	482.4
Total LifePoint Health, Inc. stockholders' equity	2,263.9	2,154.6	109.3
Total capitalization	$4,954.9	$4,363.2	$591.7
Total debt to total capitalization	54.3%	50.6%	370	bps

Percentage of total debt:
Fixed rate debt	76.7%	70.8%
Variable rate debt	23.3	29.2
	100.0%	100.0%

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2016 as compared to 2015 as a result of our various capital commitments in connection with several of our facilities.

At December 31, 2015, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $158.5 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

Our business strategy contemplates the selective acquisition of additional hospitals and other healthcare service providers, and we regularly review potential acquisitions. It could be necessary for us to seek additional financing to fund larger hospital acquisitions. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit agreements from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

The following table summarizes our significant contractual obligations as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	After 2020
Long-term debt obligations (a)	$3,384.1	$155.6	$847.1	$632.8	$1,748.6
Capital expenditure obligations (b)	1,702.6	203.5	329.4	296.3	873.4
Capital and financing lease obligations (c)	95.1	8.3	14.9	15.3	56.6
Operating lease obligations (d)	146.2	32.9	40.5	23.9	48.9
Other liabilities (e)	210.5	46.3	67.2	39.3	57.7
Purchase obligations (f)	918.5	291.1	302.6	211.0	113.8
Total	$6,457.0	$737.7	$1,601.7	$1,218.6	$2,899.0

______________

.00
(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations.  These amounts exclude our unamortized debt issuance costs, discount and premium and related non-cash amortization.  These obligations are explained further in Note 5 to our consolidated financial statements included elsewhere in this report.  We used the 2.18%  and 2.93% effective interest rates at December 31, 2015 for our $405.0 million outstanding senior secured term loan facility (the “Term Facility”) and $222.6 million outstanding Incremental Term Loans, respectively, to estimate interest payments on these variable rate debt instruments.

c
(b)

We are subject to annual capital expenditure commitments in connection with several of our facilities including our recent acquisitions. Additionally, we had projects under construction with an estimated additional cost to complete and equip of approximately $158.5 million as of December 31, 2015. However, because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for amounts contractually committed by us.

(c)

Included in capital leases and financing obligations are the future cash payments, including interest, due under our capital lease and financing obliation agreements. These obligations are explained further in Note 11 to our consolidated financial statements included elsewhere in this report.

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

(e)

Included in other liabilities are the current and long-term portions of our reserves for self-insurance claims of $41.5 million and $154.7 million, respectively, but excluding the portion of the reserve related to our estimate of recoveries for certain claims in excess of our self-insured retention levels that do not require us to make cash payments.  Please refer to “Critical Accounting Estimates — Reserves for Self-Insurance Claims” in this report for more information on our reserves for self-insurance claims.  Additionally, included in other long-term liabilities are the estimated cash contributions we expect to make to our defined benefit pension plans sufficient to meet our minimum funding requirements as prescribed by the Employee Retirement Income Security Act of 1974, as amended, and our other long-term obligations which require the delivery of cash and for which we can reasonably estimate the timing of such payments.

(f)  The following table summarizes our significant purchase obligations as of December 31, 2015 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payment Due by Period
Purchase Obligations	Total	2016	2017 - 2018	2019 - 2020	After 2020
Shared centralized resource model agreements (1)	$412.0	$61.0	$120.0	$119.0	$112.0
IT Services (2)	106.1	57.1	44.4	4.6	-
GEMS obligations (3)	180.1	36.0	72.0	72.1	-
Other purchase obligations (4)	220.3	137.0	66.2	15.3	1.8
Total	$918.5	$291.1	$302.6	$211.0	$113.8

(1)

We have various arrangements with a third party to provide certain nonclinical business functions to us, including payroll, supply chain management and revenue cycle functions under a shared centralized resource model for periods ranging from two to seven years.

(2)

We have various arrangements with third parties to provide information technology services, including, but not limited to, financial, clinical, patient accounting and other information services to us under contracts ranging from one to five years.

(3)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires on December 31, 2020.
(4)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2015.

Off-Balance Sheet Arrangements

We had standby letters of credit outstanding of approximately $19.9 million as of December 31, 2015, all of which relates to the self-insured retention levels of our professional and general liability insurance and workers’ compensation programs as security for the payment of claims.

Recently Issued Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.

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

The following discussion of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates, but the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and our financial condition.

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

Approximately 98.7%, 99.4% and 97.7% of our revenues during the years ended December 31, 2015, 2014 and 2013, respectively, relate to discounted charges, which were comprised of the following sources (as a percentage of revenues):

	2015	2014	2013
Medicare	29.1%	30.4%	32.6%
Medicaid	16.1	13.8	14.1
HMO's, PPO's and other private insurers	53.5	55.2	51.0

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

Discounts for retrospectively cost-based revenues are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements decreased our revenues by $0.5 million for the year ended December 31, 2015 and increased our revenues by $2.5 million and $5.6 million for the years ended December 31, 2014 and 2013, respectively.

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

If our overall estimated contractual discount percentage on our managed care program revenues for the year ended December 31, 2015 were changed by 1%, our net income would change by approximately $35.5 million, or diluted earnings per share of $0.77. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received based on payor contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for managed care plans would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts.  Our allowance for doubtful accounts, included in our consolidated balance sheets as of December 31, 2015 and 2014 was $796.8 million and $709.5 million, respectively. Our provision for doubtful accounts, included in our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, was $800.1 million, $817.8 million and $750.4 million, respectively.

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

The approximate amounts and percentages of billed insured and uninsured (including self-pay, co-payments, deductibles and Medicaid pending) gross accounts receivable (prior to allowance for contractual discounts and allowance for doubtful accounts) in summarized aging categories as of December 31, 2015 and 2014 are presented below (in millions). Prior year uninsured gross accounts receivable amounts have been adjusted to conform to current year presentation.

	December 31, 2015
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$1,064.3	83.5%	$246.7	26.1%	$1,311.0	59.1%
91 to 150 days	89.0	7.0	160.7	17.0	249.7	11.3
151 to 360 days	90.0	7.1	425.3	45.1	515.3	23.2
Over 361	30.8	2.4	111.0	11.8	141.8	6.4
	$1,274.1	100.0%	$943.7	100.0%	$2,217.8	100.0%

	December 31, 2014
	Insured Receivables		Uninsured Receivables		Combined
		Percent of		Percent of		Percent of
	Amount	Receivables	Amount	Receivables	Amount	Receivables
0 to 90 days	$966.2	82.5%	$240.9	28.1%	$1,207.1	59.5%
91 to 150 days	111.9	9.6	159.9	18.7	271.8	13.4
151 to 360 days	74.0	6.3	413.9	48.3	487.9	24.1
Over 361	18.7	1.6	42.4	4.9	61.1	3.0
	$1,170.8	100.0%	$857.1	100.0%	$2,027.9	100.0%

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

The process of determining our allowance for doubtful accounts requires us to estimate uncollectible self-pay accounts. Our estimate of uncollectible self-pay accounts is primarily based on our collection history, adjusted for anticipated changes in collection trends, if significant. Our estimate may be impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage or other third party payors. If the actual self-pay collection percentage would change by 1.5% from our estimated self-pay collection percentage for the year ended December 31, 2015, our net income would change by approximately $7.0 million, or diluted earnings per share of $0.15. The resulting change in this analytical tool is considered to be a reasonably likely change that would affect our overall assessment of this critical accounting estimate.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Our goodwill included in our consolidated balance sheets as of December 31, 2015 and 2014 was $1,667.5 million and $1,636.1 million, respectively. Please refer to Note 4 to our consolidated financial statements included elsewhere in this report for a detailed rollforward of our goodwill.

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

If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. During the years ended December 31, 2015, 2014 and 2013, we performed our annual impairment tests as of October 1, and did not incur an impairment charge.

Reserves for Self-Insurance Claims

We are subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, we maintain insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. Our self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2015 with a $5.0 million inner aggregate per claim. Additionally, as of December 31, 2015, our self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which we operate except for Wyoming. We participate in a state specific program in Wyoming for our workers’ compensation claims arising in this state. Our self-insured retention level is evaluated annually as a part of our insurance program’s renewal process.

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

Our reserves for professional liability claims are based upon quarterly actuarial calculations. Our reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. Our reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. We have discounted our reserves for self-insured claims to their present value using a discount rate of 1.35%, 1.50% and 1.55% at December 31, 2015, 2014 and 2013, respectively. We select a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The following table provides information regarding our reserves for self-insured claims at December 31, 2015 and 2014 (in millions):

	December 31,	December 31,
	2015	2014
Undiscounted	$205.0	$186.2
Discounted (as reported)	$196.2	$177.5

The following table presents the changes in our reserves for self-insured claims for the years ended December 31, 2015 and 2014 (in millions):

	2015	2014
Reserve at the beginning of the period	$177.5	$168.0
Increase for the provision of current year claims	52.1	55.1
Decrease for the provision of prior year claims	(1.0)	(5.2)
Payments related to current year claims	(6.1)	(3.5)
Payments related to prior year claims	(28.0)	(35.3)
Provision for the change in discount rate	0.9	0.3
Noncash change in reserve for claims in excess of self-insured retention levels	0.8	(1.9)
Reserve at the end of the period	$196.2	$177.5

As of December 31, 2015 and 2014, less than 1% of our reserves for self-insured claims represents reserves for settled and unpaid claims. Our average lag time between the settlement and payment of a self-insured claim ranges from 1 to 2 weeks.

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

The assumptions included in the table below are presented for the sensitivity analysis (in millions):

December 31, 2015 reserve:
As reported	$196.2
With 70% Confidence Level	$210.6
With 80% Confidence Level	$222.5
With 90% Confidence Level	$255.6

December 31, 2014 reserve:
As reported	$177.5
With 70% Confidence Level	$187.4
With 80% Confidence Level	$198.0
With 90% Confidence Level	$227.0
The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of our quarterly and semi-annual actuarial calculations resulted in changes to our reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2015, 2014 and 2013,  our related self-insured claims expense decreased by $1.0 million,  $5.1 million and $12.9 million, which increased net income by approximately $0.6 million, $3.3 million and $7.9 million, or $0.01, $0.07 and $0.17 per diluted share, respectively.

Accounting for Stock-Based Compensation

We issue stock-based awards, including stock options, appreciation rights and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with our various stockholder-approved stock-based compensation plans. We account for our stock-based awards in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) and accordingly recognize compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.  Our stock-based compensation expense was $35.0 million,  $29.7 million and $25.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table shows the weighted average assumptions we used to develop the fair value estimates under our HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected volatility	29.0%	29.0%	30.8%
Risk-free interest rate, minimum	0.01	0.05	0.02
Risk-free interest rate, maximum	2.20	2.71	2.90
Expected dividends	-	-	-
Average expected term (years)	5.3	5.4	5.3
Fair value per share of stock options granted	$18.66	$13.95	$11.98

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

The fair value calculations of our stock option grants are affected by assumptions that are believed to be reasonable based upon the facts and circumstances at the time of grant. Changes in our volatility estimates can materially affect the fair values of our stock option grants. If our estimated weighted-average volatility for the year ended December 31, 2015 were 10% higher, our net income would decrease by approximately $0.7 million, or $0.02 per diluted share.

Generally, the fair value of our restricted stock unit awards is determined based on the closing price of our common stock on the trading date immediately prior to the grant date. However, of the restricted stock units granted during the years ended December 31, 2015 and 2014, 145,000 and 236,000 were performance-based awards, respectively.  In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on our three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. For the performance-based restricted stock units granted during the year ended December 31, 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units.  For the performance-based restricted stock units granted during the year ended December 31, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, these awards were bifurcated into their two independent sub-award components for the portion that would be settled in our common stock and for the portion that would be settled in cash.  We recognize compensation expense for the portion of the performance-based restricted stock units that will ultimately be settled in our common stock for the targeted units if the requisite service period is rendered, even if the market condition is never satisfied.  Additionally, we classify as a liability and recognize compensation expense for the portion of the award that will ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value which has been marked-to-market.

Accounting for Income Taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations.  Our deferred tax asset balances in our consolidated balance sheets were $303.7 million and $280.7 million as of December 31, 2015 and 2014, respectively. Our valuation allowances for deferred tax assets in our consolidated balance sheets were $64.5 million and $66.4 million as of December 31, 2015 and 2014, respectively.

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

Our deferred tax liabilities exceeded our deferred tax assets by $29.9 million as of December 31, 2015, excluding the impact of valuation allowances. Historically, we have produced federal taxable income, and as such, we believe that the likelihood of not realizing the federal tax benefit of our deferred tax assets is remote. However, we do have subsidiaries with a history of tax losses in certain state jurisdictions and, based upon those historical tax losses, we assumed that the subsidiaries would not be profitable in the future for those states’ tax purposes. If our assertion regarding the future profitability of those subsidiaries was incorrect, then our deferred tax assets would be understated by the amount of the state valuation allowance of $64.5 million at December 31, 2015.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2015, we would incur approximately $14.0 million of additional tax payments for 2015 plus interest and penalties, if applicable.

Segment Reporting

We provide healthcare services.  Accordingly, we  have one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”. Additionally, we have one reporting unit for goodwill impairment testing in accordance with ASC 350-10.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of December 31, 2015, we had outstanding debt, excluding unamortized debt issuance costs, discount and premium, of $2,691.0 million, 23.3%, or $627.6 million, of which was subject to variable rates of interest. If the variable interest rates on our long-term debt were 100 basis points higher during the year ended December 31, 2015, our net income would have decreased by approximately $4.0 million, or $0.09 per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not have significant exposure to changing interest rates on invested cash at December 31, 2015. As a result, the interest rate market risk implicit in these investments at December 31, 2015, if any, is low.

Item 8.  Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2015.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

This information is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Code of Ethics

Our Board of Directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground,” and, as applicable, our Code of Ethics for Senior Financial Officers and Chief Executive Officer (the “Code of Ethics”). The Code of Ethics and Common Ground are posted on our website located at www.lifepointhealth.net under the heading “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website within four business days following such amendment or waiver.

Directors

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

This information is incorporated by reference to the information contained under the caption “Ownership of Equity Securities of the Company — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Stockholder Nominees

This information is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors — Director Nomination Process” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Audit and Compliance Committee

This information is incorporated by reference to the information contained under the caption “Audit and Compliance Committee Report” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Item 11.  Executive Compensation.

This information is incorporated by reference to the information contained under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,”  “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Director Compensation,” included in our proxy statement relating to our 2016 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the information contained under the captions “Ownership of Equity Securities of the Company” and “Executive Compensation — Potential Payments upon Termination or Change in Control” included in our proxy statement relating to our 2016 annual meeting of stockholders.

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

The following table provides aggregate information as of December 31, 2015, with respect to shares of common stock that may be issued in accordance with our equity compensation plans:

Number of Securities
Available for Future
	Number of Securities				Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		( c )
Equity Compensation Plans Approved by
Security Holders	3,679,736	(1)	$46.46	(2)	3,674,533	(3)
Equity Compensation Plans not Approved
by Security Holders	None		None		None
Total	3,679,736		$46.46		3,674,533

_________________

(1)	Includes the following:
•	3,674,772 shares of common stock to be issued upon exercise of outstanding stock options granted in accordance with the 1998 LTIP and the 2013 LTIP; and
•	4,964 shares of common stock to be issued upon the vesting of deferred stock units outstanding in accordance with the ODSICP.
(2)

Upon vesting, deferred stock units are settled for shares of common stock on a one-for-one basis. Accordingly, the deferred stock units have been excluded for purposes of computing the weighted-average exercise price.

(3)	Includes the following:
•	3,647,320 shares of common stock available for issuance in accordance with the 2013 LTIP; and
•	27,213 shares of common stock available for issuance in accordance with the Amended and Restated Management Stock Purchase Plan (the “MSPP”).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the information contained under the captions “Corporate Governance —Independence and Related Person Transactions” and “Corporate Governance — Board Meetings and Committees”  included in our proxy statement relating to our 2016 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services.

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees and Services of the Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2016 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

(1)	Consolidated Financial Statements:

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data , begin on Page F-1 and are submitted as a separate section of this report.

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

3.2	—	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).
4.1	—

Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

4.2	—

Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed February 25, 2009, File No. 000-51251).

4.3	—

Amendment No. 1 to Amended and Restated Rights Agreement by and between LifePoint Health, Inc. and American Stock Transfer & Trust Company, LLC, dated as of September 21, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed September 21, 2015, File No. 000-51251).

4.4	—

Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the guarantors named therein and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 27, 2010, File No. 000-51251).

4.5	—

Supplemental Indenture, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc. the guarantors named herein and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of September 23, 2010, as supplemented (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed August 26, 2013, File No. 000-51251).

4.6	—

Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.7	—

Senior Debt Securities Indenture, dated as of December 4, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.8	—

Supplemental Indenture, dated as of December 4, 2015, by and among the Company, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.875% Senior Notes due 2023) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

10.1	—

Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 21, 2008, File No. 000-51251).

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

LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 16, 2008, File No. 000-51251).*

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

10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 15, 2009, File No. 000-51251).*

10.16	—

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

Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated November 24, 2014 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, File No. 000-51251).*

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

Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein,  Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.  Current Report on Form 8-K filed February 7, 2013, File No. 000-51251).

10.21	—

Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed August 26, 2013, File No. 000-51251).

10.22	—

Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

10.23	—

First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 17, 2012, File No. 000-51251).*

10.24	—

Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 20, 2008, File No. 000-51251).*

10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—

Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).

10.27	—

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

10.30	—

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

10.35	—

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, File No. 000-51251).*

10.36	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (filed herewith).*
10.37	—

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*

10.38	—

Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

10.39	—

Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 6, 2013, File No. 000-51251).*

12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

____________

*-  Management Compensation Plan or Arrangement

** -   Furnished electronically herewith

Management’s Report on Internal Control Over Financial Reporting

Management of LifePoint Health, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

The Company assessed its internal control system as of December 31, 2015 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, the Company has determined that, as of December 31, 2015, its system of internal control over financial reporting was effective.

The Company acquired Nason Hospital, Fleming County Hospital, Clark Memorial Hospital, and Watertown Regional Medical Center during the year ended December 31, 2015.  The Company excluded all four of these hospitals from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. As of December 31, 2015, these hospitals constituted $164.1 million and $91.1 million of total and net assets, respectively, and $143.3 million and ($10.3) million of revenues and net loss attributable to LifePoint Health, Inc., respectively, for the year then ended.

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
Brentwood, Tennessee February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Health, Inc.

We have audited LifePoint Health, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nason Hospital, Fleming County Hospital, Clark Memorial Hospital, and Watertown Regional Medical Center, which are included in the 2015 consolidated financial statements of LifePoint Health, Inc. and constituted $164.1 million and $91.1 million of total and net assets, respectively, as of December 31, 2015 and $143.3 million and ($10.3) million of revenues and net loss attributable to LifePoint Health, Inc., respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nason Hospital, Fleming County Hospital, Clark Memorial Hospital, and Watertown Regional Medical Center.

In our opinion, LifePoint Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Health, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of LifePoint Health, Inc. and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Health, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Health, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Health, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective December 31, 2015 and the classification of  deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifePoint Health, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 12, 2016

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

(In millions, except per share amounts)

	2015	2014	2013
Revenues before provision for doubtful accounts	$6,014.4	$5,300.9	$4,428.7
Provision for doubtful accounts	800.1	817.8	750.4
Revenues	5,214.3	4,483.1	3,678.3

Salaries and benefits	2,496.9	2,134.5	1,727.4
Supplies	815.0	699.0	577.1
Other operating expenses	1,246.4	1,087.3	900.9
Other income	(49.7)	(71.9)	(64.1)
Depreciation and amortization	279.0	250.5	228.2
Interest expense, net	114.4	123.0	97.0
Impairment charges	13.8	57.7	-
Other non-operating (gains) losses	(4.0)	-	0.3
	4,911.8	4,280.1	3,466.8

Income from continuing operations before income taxes	302.5	203.0	211.5
Provision for income taxes	109.5	68.1	79.3
Income from continuing operations	193.0	134.9	132.2
Income from discontinued operations, net of income taxes	-	-	0.4
Net income	193.0	134.9	132.6
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(11.1)	(8.8)	(4.4)
Net income attributable to LifePoint Health, Inc.	$181.9	$126.1	$128.2

Basic earnings per share attributable to LifePoint Health, Inc. stockholders:
Continuing operations	$4.14	$2.81	$2.76
Discontinued operations	-	-	0.01
Net income	$4.14	$2.81	$2.77

Diluted earnings per share attributable to LifePoint Health, Inc. stockholders:
Continuing operations	$3.95	$2.69	$2.68
Discontinued operations	-	-	0.01
Net income	$3.95	$2.69	$2.69

Weighted average shares and dilutive securities outstanding:
Basic	43.9	44.9	46.3
Diluted	46.1	46.9	47.6

Amounts attributable to LifePoint Health, Inc. stockholders:
Income from continuing operations, net of income taxes	$181.9	$126.1	$127.8
Income from discontinued operations, net of income taxes	-	-	0.4
Net income	$181.9	$126.1	$128.2

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014 and 2013

(In millions)

	2015	2014	2013
Net income	$193.0	$134.9	$132.6

Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on changes in funded status of pension benefit obligations, net of (provision) benefit for income taxes of ($0.9), $4.2 and
($1.9) for the years ended December 31, 2015, 2014 and 2013, respectively	1.7	(7.8)	3.2
Other comprehensive income (loss)	1.7	(7.8)	3.2

Comprehensive income	194.7	127.1	135.8
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(11.1)	(8.8)	(4.4)
Comprehensive income attributable to LifePoint Health, Inc.	$183.6	$118.3	$131.4

LIFEPOINT HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2015 and 2014

(In millions)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$284.0	$191.5
Accounts receivable, less allowances for doubtful accounts of $796.8 and $709.5 at
December 31, 2015 and 2014, respectively	743.7	752.6
Inventories	127.7	115.2
Prepaid expenses	50.8	45.4
Income taxes receivable	-	33.0
Other current assets	59.8	85.7
	1,266.0	1,223.4
Property and equipment:
Land	162.8	134.8
Buildings and improvements	2,272.3	2,155.9
Equipment	1,767.8	1,633.8
Construction in progress (estimated costs to complete and equip after December 31, 2015 is $158.5)	119.4	72.9
	4,322.3	3,997.4
Accumulated depreciation	(1,840.0)	(1,619.9)
	2,482.3	2,377.5

Intangible assets, net	70.6	69.1
Other long-term assets	510.4	49.2
Goodwill	1,667.5	1,636.1
Total assets	$5,996.8	$5,355.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164.3	$158.5
Accrued salaries	206.0	202.4
Income taxes payable	28.9	-
Other current liabilities	194.5	203.2
Current maturities of long-term debt	25.0	19.2
	618.7	583.3

Long-term debt, net	2,643.8	2,170.4
Deferred income taxes	94.4	114.7
Long-term portion of reserves for self-insurance claims	154.7	133.2
Other long-term liabilities	72.8	84.7
Total liabilities	3,584.4	3,086.3

Redeemable noncontrolling interests	103.6	87.1

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 66,613,238 and 66,245,310
shares issued at December 31, 2015 and 2014, respectively	0.7	0.7
Capital in excess of par value	1,556.4	1,496.2
Accumulated other comprehensive loss	(2.7)	(4.4)
Retained earnings	1,655.0	1,473.1
Common stock in treasury, at cost, 23,480,203 and 21,672,250 shares at December 31, 2015
and 2014, respectively	(945.5)	(811.0)
Total LifePoint Health, Inc. stockholders' equity	2,263.9	2,154.6
Noncontrolling interests	44.9	27.3
Total equity	2,308.8	2,181.9
Total liabilities and equity	$5,996.8	$5,355.3

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(In millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$193.0	$134.9	$132.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	-	(0.4)
Stock-based compensation	30.0	27.3	25.4
Depreciation and amortization	279.0	250.5	228.2
Amortization of physician minimum revenue guarantees	12.0	14.7	17.2
Amortization of debt issuance costs, discounts and premium	5.1	14.0	26.9
Impairment charges	13.8	57.7	-
Other non-operating (gains) losses	(4.0)	-	0.3
Deferred income taxes (benefit)	(14.4)	22.8	(20.4)
Reserve for self-insurance claims, net of payments	17.9	11.7	3.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	38.7	(54.3)	(27.0)
Inventories, prepaid expenses and other current assets	19.9	(18.6)	(17.1)
Accounts payable, accrued salaries and other current liabilities	(24.7)	(14.4)	(16.3)
Income taxes payable/receivable	61.9	(35.5)	1.8
Other	(1.1)	1.5	(0.4)
Net cash provided by operating activities - continuing operations	627.1	412.3	354.1
Net cash used in operating activities - discontinued operations	-	-	(0.1)
Net cash provided by operating activities	627.1	412.3	354.0

Cash flows from investing activities:
Purchases of property and equipment	(274.7)	(207.1)	(185.2)
Acquisitions, net of cash acquired	(619.4)	(265.6)	(188.1)
Proceeds from sale of hospital	18.8	-	-
Other	(1.0)	(0.5)	1.0
Net cash used in investing activities	(876.3)	(473.2)	(372.3)

Cash flows from financing activities:
Proceeds from borrowings	500.0	412.0	1,053.0
Payments of borrowings	(16.9)	(585.4)	(453.7)
Repurchases of common stock	(134.5)	(222.3)	(39.1)
Payments of debt issuance costs	(7.2)	(7.2)	(20.0)
Proceeds from exercise of stock options	11.5	23.9	39.2
Other	(11.2)	(6.5)	(8.2)
Net cash provided by (used in) financing activities	341.7	(385.5)	571.2

Change in cash and cash equivalents	92.5	(446.4)	552.9
Cash and cash equivalents at beginning of period	191.5	637.9	85.0
Cash and cash equivalents at end of period	$284.0	$191.5	$637.9

Supplemental disclosure of cash flow information:
Interest payments	$103.2	$112.8	$68.6
Capitalized interest	$2.2	$1.0	$1.4
Income tax payments, net	$62.0	$80.9	$98.2

LIFEPOINT HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(In millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Income (Loss)	Earnings	Stock	Interests	Total
Balance at January 1, 2013	46.9	$0.6	$1,403.5	$0.2	$1,218.8	$(572.6)	$22.6	$2,073.1
Net income	-	-	-	-	128.2	-	4.4	132.6
Other comprehensive income	-	-	-	3.2	-	-	-	3.2
Exercise of stock options, tax benefits
of stock-based awards and other	1.1	0.1	41.8	-	-	-	-	41.9
Stock-based compensation	-	-	25.4	-	-	-	-	25.4
Repurchases of common stock, at cost	(0.9)	-	-	-	-	(39.1)	-	(39.1)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	-	-	-	-	1.0	1.0
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(5.5)	(5.5)
Balance at December 31, 2013	47.1	0.7	1,470.7	3.4	1,347.0	(611.7)	22.5	2,232.6
Net income	-	-	-	-	126.1	-	2.3	128.4
Other comprehensive loss	-	-	-	(7.8)	-	-	-	(7.8)
Exercise of stock options, tax benefits
of stock-based awards and other	0.8	-	28.0	-	-	-	-	28.0
Stock-based compensation	-	-	27.3	-	-	-	-	27.3
Repurchases of common stock, at cost	(3.9)	-	-	-	-	(222.3)	-	(222.3)
Conversion of 3 ½ % Notes	0.6	-	(22.1)	-	-	23.0	-	0.9
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(7.7)	-	-	-	4.4	(3.3)
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.9)	(1.9)
Balance at December 31, 2014	44.6	0.7	1,496.2	(4.4)	1,473.1	(811.0)	27.3	2,181.9
Net income	-	-	-	-	181.9	-	1.7	183.6
Other comprehensive income	-	-	-	1.7	-	-	-	1.7
Exercise of stock options, tax benefits
of stock-based awards and other	0.3	-	19.4	-	-	-	-	19.4
Stock-based compensation	-	-	30.0	-	-	-	-	30.0
Repurchases of common stock, at cost	(1.8)	-	-	-	-	(134.5)	-	(134.5)
Issuance of warrant and reclassification
of warrant liability	-	-	13.7	-	-	-	-	13.7
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(2.9)	-	-	-	18.3	15.4
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(2.4)	(2.4)
Balance at December 31, 2015	43.1	$0.7	$1,556.4	$(2.7)	$1,655.0	$(945.5)	$44.9	$2,308.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1. Organization and Summary of Significant Accounting Policies

Organization

LifePoint Health, Inc., formerly known as LifePoint Hospitals, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 21 states throughout the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Health, Inc. and its subsidiaries are referred to herein as “LifePoint” or the “Company.” Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that were disposed prior to the adoption of Accounting Standards Update (“ASU”) 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014‑8”).

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

In connection with certain acquisitions, the Company has entered into agreements to provide management and administrative support for the operations of seven hospitals.  The Company has concluded that these hospitals qualify as variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810-10 “Consolidations” and, due to its economic interest in these hospitals combined with its agreements to provide management and administrative support, it is the primary beneficiary.  Accordingly, the Company has consolidated the operations of these seven hospitals.

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

Discontinued Operations

For the year ended December 31, 2013, prior to the adoption of ASU 2014-8, the Company has presented the operating results and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment”, (“ASC 360-10”),

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-8.  Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale.  The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The Company adopted the provisions of ASU 2014-8 beginning with the year ended December 31, 2014.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As more fully discussed in Note 3, during the years ended December 31, 2015 and 2014, the Company sold Putnam Community Medical Center (“Putnam”) located in Palatka, Florida, substantially all of the assets of Lakeland Community Hospital (“Lakeland”), Northwest Medical Center (“Northwest”) and Russellville Hospital (“Russellville”) located throughout northwest Alabama, and certain assets of River Parishes Hospital (“River Parishes”) located in LaPlace, Louisiana.  The Company has determined that none of the aforementioned disposals qualify for discontinued operations treatment in accordance with the provisions of ASU 2014-8. However, the Company has provided the additional required disclosures.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $235.5 million, $223.4 million and $182.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expenses related primarily to the Company’s information systems platforms of $32.8 million, $29.5 million and $27.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, included in the Company’s health support center overhead costs are transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $10.8 million, $12.4 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  See Note 2 for a  further discussion of the Company’s recent acquisition activity.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. (“Citibank”), as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”), excluding unamortized debt issuance costs, discount and premium, as of December 31, 2015 and December 31, 2014 were as follows (in millions):

	Carrying Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Senior Credit Agreement:
Term Facility	$405.0	$421.9	$404.5	$420.3
Incremental Term Loans	$222.6	$222.6	$222.3	$222.0
6.625% Senior Notes	$400.0	$400.0	$414.0	$422.0
5.5% Senior Notes	$1,100.0	$1,100.0	$1,105.5	$1,130.3
5.875% Senior Notes	$500.0	$-	$506.3	$-

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”).  As more fully discussed in Note 5, effective December 4, 2015, the Company issued $500.0 million of 5.875% Senior Notes.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Subsequently, effective July 23, 2015, the Company amended certain of the terms of its original asset purchase agreement with the seller and eliminated the provisions that resulted in the classification of the warrant as a liability.  Accordingly, the Company completed a final mark-to-market valuation of the warrant and reclassified it to stockholders’ equity upon the effective date of the modification.  As of July 23, 2015 and December 31, 2014, the fair value of the warrant was approximately $11.7 million and $9.2 million, respectively.  These amounts are included in the accompanying consolidated balance sheets under the captions “Capital in excess of par value” and “Other long-term liabilities” as of December 31, 2015 and 2014, respectively.

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

The Company’s revenues by payor and approximate percentages of revenues were as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015		2014		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Medicare	$1,515.0	29.1%	$1,361.4	30.4%	$1,199.5	32.6%
Medicaid	841.6	16.1	619.8	13.8	517.0	14.1
HMOs, PPOs and other private insurers	2,791.9	53.5	2,476.7	55.2	1,876.1	51.0
Self-pay	744.1	14.3	744.9	16.6	766.5	20.8
Other	121.8	2.3	98.1	2.2	69.6	1.9
Revenues before provision for
doubtful accounts	6,014.4	115.3	5,300.9	118.2	4,428.7	120.4
Provision for doubtful accounts	(800.1)	(15.3)	(817.8)	(18.2)	(750.4)	(20.4)
Revenues	$5,214.3	100.0%	$4,483.1	100.0%	$3,678.3	100.0%

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Cost report settlements under reimbursement agreements with Medicare, Medicaid and certain other payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated cost report settlements resulted in a decrease to revenues of approximately $0.5 million, a decrease to net income of approximately $0.3 million and a decrease to diluted earnings per share of approximately $0.01 for the year ended December 31, 2015.  The net adjustments to estimated cost report settlements resulted in increases to revenues of approximately $2.5 million and $5.6 million, increases to net income of approximately $1.6 million and $3.5 million, and increases to diluted earnings per share of approximately $0.03 and $0.07 for the years ended December 31, 2014 and 2013, respectively. The net cost report settlements due from the Company included as a current liability under the caption “Other current liabilities” in the accompanying consolidated balance sheets, were approximately $12.9 million and $11.2 million at December 31, 2015 and 2014, respectively.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage.  The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs, as well as the local hospital’s policy for charity care. The Company provides care without charge to certain patients that qualify under the local charity care policy of each of its hospitals. For the years ended December 31, 2015, 2014 and 2013, the Company estimates that its costs of care provided under its charity care programs approximated $23.3 million, $21.2 million and $35.2 million, respectively. The decrease in the Company’s estimated costs of charity care during the years ended December 31, 2015 and 2014 as compared to the year ended December 31, 2013 was primarily due to a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of the Company’s patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which the Company operates. The Company does not report a charity care patient’s charges in revenues or in the provision for doubtful accounts as it is the Company’s policy not to pursue collection of amounts related to these patients.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

		Additions	Accounts
	Balances at	Recognized as	Written Off,
	Beginning of	a Reduction to	Net of	Balances at
	Year	Revenues	Recoveries	End of Year
Year ended December 31, 2015	$709.5	$800.1	$(712.8)	$796.8
Year ended December 31, 2014	$741.2	$817.8	$(849.5)	$709.5
Year ended December 31, 2013	$558.4	$750.4	$(567.6)	$741.2

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 51.7% and 48.5% as of December 31, 2015 and 2014, respectively.  Additionally, as of December 31, 2015 and 2014, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 88.9% and 88.4%, respectively.

Concentration of Revenues

During the years ended December 31, 2015, 2014 and 2013, approximately 45.2%, 44.2% and 46.7%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, collectively.  The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. The following is an analysis by state of revenues as a percentage of the Company’s total revenues for those states in which the Company generates significant revenues for the years ended December 31, 2015, 2014 and 2013:

		Revenue Concentration by State
	Hospital Campuses	2015		2014		2013
	in State as of		% of		% of		% of
	December 31, 2015	Amount	Revenues	Amount	Revenues	Amount	Revenues
Virginia	6	$641.9	12.3%	$624.4	13.9%	$469.2	12.8%
Kentucky	10	638.5	12.2	587.9	13.1	520.9	14.2
North Carolina	7	580.3	11.1	372.6	8.3	129.6	3.5
Pennsylvania	4	566.5	10.9	172.5	3.8	-	-
Michigan	3	476.2	9.1	460.8	10.3	345.4	9.4
Tennessee	10	420.7	8.1	404.5	9.0	394.9	10.7
New Mexico	2	287.3	5.5	266.5	5.9	256.5	7.0

Any changes in the current demographic, economic, competitive or regulatory conditions, or to Medicaid programs, in the above-mentioned states could have an adverse effect on the Company’s revenues or results of operations.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”).  In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state.  Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services (“CMS.”)  EHR incentive payments are subject to audit and potential recoupment if it is determined that the Company’s hospitals did not meet the applicable meaningful use standards required in connection with such incentive payments.  Furthermore, EHR incentive payments are subject to retrospective adjustment because the cost report data upon which the payments are based are further subject to audit.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $49.7 million, $71.9 million and $64.1 million in EHR incentive payments, respectively, under the Medicare and Medicaid HITECH Act programs, collectively.  These payments are reflected separately in the accompanying consolidated statement of operations under the caption “Other income”.  Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date totaled approximately $22.9 million and $36.8 million as of December 31, 2015 and 2014, respectively, and are included in the accompanying consolidated balance sheets under the caption “Other current assets”.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition as other income of the EHR incentive payments. As the Company completes its full implementation of certified EHR technology in accordance with all three phases of the program, its EHR incentive payments will decline and ultimately end.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

	Years
Buildings and improvements (including those under capital leases and financing obligations)	10	-	40
Equipment	3	-	10
Equipment under capital leases	3	-	5

Depreciation expense was $276.7 million, $247.6 million and $222.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to assets under capital leases and financing obligations and capitalized internal-use software costs are included in depreciation expense.

As of December 31, 2015, the majority of the Company’s assets under capital leases and financing obligations are primarily comprised of prepaid capital leases. The Company’s assets under capital leases and financing obligations are set forth in the following table at December 31, 2015 and 2014 (in millions):

	2015	2014
Buildings and improvements	$303.0	$287.2
Equipment	40.2	45.8
	343.2	333.0
Accumulated amortization	(126.5)	(111.3)
	$216.7	$221.7

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

As more fully discussed in Note 3, during the years ended December 31, 2015 and 2014, the Company recognized pre-tax impairment charges of $13.8 million and $57.7 million, respectively, in connection with the divestiture of certain of its hospitals. A portion of these charges related to the write-down of property and equipment to their estimated fair values.

Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10 using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” (“ASC 350-10”), goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. During the years ended December 31, 2015, 2014 and 2013, the Company performed its annual impairment tests as of October 1 and did not incur an impairment charge.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Reserves for Self-Insurance Claims

Given the nature of the Company’s operating environment, it is subject to potential professional liability claims, employee workers’ compensation claims and other claims. To mitigate a portion of this risk, the Company maintains insurance for individual professional liability claims and employee workers’ compensation claims exceeding a self-insured retention level. The Company’s self-insured retention level for professional liability claims is $5.0 million per claim at December 31, 2015 with a $5.0 million inner aggregate. Additionally, the Company’s self-insured retention level for workers’ compensation claims is $1.0 million per claim in all states in which it operates except for Wyoming. The Company participates in a state specific program in Wyoming for its workers’ compensation claims arising in this state.  The Company’s self-insured retention levels are evaluated annually as a part of its insurance program’s renewal process.

The Company’s reserves for self-insurance claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of the balance sheet date. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s expense for self-insurance claims coverage each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of the Company’s self-insured retention levels; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The Company’s expense for self-insurance claims was approximately $56.4 million, $50.6 million and $40.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s reserves for professional liability claims are based upon quarterly actuarial calculations. The Company’s reserves for employee workers’ compensation claims are based upon semi-annual actuarial calculations. These reserve calculations consider historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The Company’s reserves for self-insured claims have been discounted to their present value using a discount rate of 1.35%, 1.50% and 1.55% at December 31, 2015, 2014 and 2013, respectively. The Company’s management selects a discount rate by considering a risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The following table provides information regarding the classification of the Company’s reserves for self-insured claims at December 31, 2015 and 2014 (in millions):

	2015	2014
Current portion	$41.5	$44.3
Long-term portion	154.7	133.2
	$196.2	$177.5

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. As a result of the variety of factors that must be considered, there is a risk that actual incurred losses may develop differently from estimates. The results of the Company’s quarterly and semi-annual actuarial calculations resulted in changes to its reserves for self-insured claims for prior years. As a result, for the years ended December 31, 2015, 2014 and 2013, the Company’s related self-insured claims expense decreased by $1.0 million, $5.1 million and $12.9 million, which increased net income by approximately $0.6 million, $3.3 million and $7.9 million, or $0.01, $0.07 and $0.17 per diluted share, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses based upon an annual actuarial calculation as of the balance sheet date. The undiscounted reserve for self-insured medical benefits was $28.5 million at both December 31, 2015 and 2014, and is included in the Company’s accompanying consolidated balance sheets under the caption “Other current liabilities”.

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

The following table presents the changes in the Company’s noncontrolling interests during the years ended December 31, 2015 and 2014 (in millions):

Balance at January 1, 2014	$22.5
Net income attributable to noncontrolling interests	2.3
Acquisitions	8.3
Distributions and other	(5.8)
Balance at December 31, 2014	27.3
Net income attributable to noncontrolling interests	1.7
Acquisitions	17.0
Distributions and other	(1.1)
Balance at December 31, 2015	$44.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Certain of the Company’s noncontrolling interests include redemption features that cause these interests not to meet the requirements for classification as equity in accordance with ASC 480-10-S99-3, “Distinguishing Liabilities from Equity”. Redemption features related to these interests, if exercised, would currently require the Company to deliver cash.   Accordingly, these redeemable noncontrolling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”. Changes in the fair value of the Company’s redeemable noncontrolling interests are recognized as adjustments to consolidated stockholders’ equity.

The following table presents the changes in the Company’s redeemable noncontrolling interests during the years ended December 31, 2015 and 2014 (in millions):

Balance at January 1, 2014	$59.8
Net income attributable to redeemable noncontrolling interests	6.5
Acquisitions	19.6
Distributions and other	1.2
Balance at December 31, 2014	87.1
Net income attributable to redeemable noncontrolling interests	9.4
Acquisitions	7.7
Fair value adjustments	3.6
Distributions and other	(4.2)
Balance at December 31, 2015	$103.6

Segment Reporting

The Company provides healthcare services.  Accordingly, the Company has one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”. Additionally, the Company has one reporting unit for goodwill impairment testing in accordance with ASC 350-10.

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

Deferred Cash Awards

The Company grants deferred cash awards to certain employees that are subject to continuing service requirements and a ratable vesting term of three years.  The Company recognizes compensation expense for these awards over their requisite service period.  For the years ended December 31, 2015, 2014 and 2013, expense related to the Company’s deferred cash awards was approximately $8.6 million, $7.6 million and $7.0 million, respectively.    As of December 31, 2015, there was $11.2 million of total estimated unrecognized compensation costs related to deferred cash awards arrangements.  The Company expects to recognize this cost over a weighted average period of 1.3 years.

Defined Contribution Plans

The Company maintains multiple defined contribution retirement plans that cover a majority of the Company’s employees with a discretionary matching policy based on the Company’s financial performance and definite contribution formulas for employees at certain facilities. The Company’s expense related to its defined contribution plans was $23.6 million, $24.5 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Defined Benefit Pension Plans

In connection with its acquisition of Marquette General Health System (“Marquette General”), effective September 1, 2012, the Company acquired certain assets and assumed certain liabilities associated with the benefits in the seller’s defined benefit pension plan of certain employees covered by a collective bargaining agreement.  The Company has established a separate defined benefit pension plan (the “Marquette Pension Plan”), to facilitate its administration of the assumed portion of the seller’s defined benefit pension plan.  Additionally, in connection with its acquisition of Bell Hospital (“Bell”), effective December 1, 2013, the Company assumed sponsorship of Bell’s defined benefit pension plan, which provides benefits to certain non-union employees (the “Bell Pension Plan” and, collectively with the Marquette Pension Plan, the “Pension Plans”).

The Company accounts for its Pension Plans in accordance with ASC 715-30 “Compensation – Defined Benefit Plans”, (“ASC 715-30”).  In accordance with ASC 715-30, the Company recognizes the unfunded liability of its Pension Plans in the Company’s consolidated balance sheets and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss).  The measurement date of the Pension Plans’ assets and liabilities coincides with the Company’s year-end.   The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases, when applicable, expected long-term returns on plan assets and consider expected age of retirement and mortality.

Earnings Per Share (“EPS”)

EPS is based on the weighted average number of common shares outstanding and the effect of stock options, other stock-based awards, common stock warrants and convertible debt instruments, when dilutive. In addition, the numerator of EPS, net income attributable to LifePoint Health, Inc., is adjusted for interest expense related to the Company’s convertible debt instruments, when dilutive, as more fully discussed in Note 5 and Note 12. The computation of the Company’s basic and diluted EPS is set forth in Note 12.

Adoption of Recently Issued Accounting Standards

ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”

In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be netted and presented as a single non-current amount in the balance sheet, rather than separating them into current and non-current amounts. The Company adopted the provisions of ASU 2015-17 during the fourth quarter of 2015 and retrospectively for all periods presented. The adoption of ASU 2015-17 had no impact on the Company’s results of operations or cash flows.

ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  The Company adopted the provisions of ASU 2015-3 during the fourth quarter of 2015 and retrospectively for all periods presented. The adoption of ASU 2015-3 had no impact on the Company’s results of operations or cash flows.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following is a summary of the line items impacted by the adoption of ASU 2015-17 and ASU 2015-3 in the Company’s December 31, 2014 accompanying consolidated balance sheet (in millions):

		Adjustments	Adjustments
	As Originally	for the Adoption	for the Adoption	As Currently
	Reported	of ASU 2015-17	of ASU 2015-3	Reported
Deferred tax assets	$72.8	$(72.8)	$-	$-
Total current assets	$1,296.2	$(72.8)	$-	$1,223.4
Deferred loan costs, net	$31.7	$-	$(31.7)	$-
Other long-term assets	$46.4	$-	$2.8	$49.2
Total assets	$5,457.0	$(72.8)	$(28.9)	$5,355.3
Long-term debt, net	$2,199.3	$-	$(28.9)	$2,170.4
Deferred income taxes	$187.5	$(72.8)	$-	$114.7
Total liabilities	$3,188.0	$(72.8)	$(28.9)	$3,086.3
Total liabilities and equity	$5,457.0	$(72.8)	$(28.9)	$5,355.3

Accounting Standards Not Yet Adopted

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the FASB issued ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years.  The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s results of operations.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB ASC.  The provisions of ASU 2015-2 are effective for annual reporting periods beginning after December 15, 2015.  The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted.  The adoption of ASU 2015-2 is not expected to have a material impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

Note 2. Acquisitions

2015 Acquisitions

Watertown Regional Medical Center (“Watertown”)

     Effective September 1, 2015, the Company acquired an 80% interest in an entity that owns and operates Watertown, a 95 bed acute care hospital located in Watertown, Wisconsin for total consideration, including 80% of the net working capital, of approximately $32.9 million, comprised of $30.9 million in cash and the issuance of a warrant with an estimated fair value of $2.0 million. See Note 8 for further discussion of the Company’s common stock warrants. The Company has committed to invest in Watertown an additional $73.7 million in capital expenditures and improvements over the next ten years.  The results of operations of Watertown are included in the Company’s results of operations beginning on September 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Watertown have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Clark Memorial Hospital (“Clark Memorial”)

     Effective August 1, 2015, through its joint venture with Norton Healthcare, Inc., the Regional Health Network of Kentucky and Southern Indiana (“RHN”), the Company acquired Clark Memorial, a 236 bed acute care hospital located in Jeffersonville, Indiana for approximately $56.5 million, including net working capital. The Company has committed to invest in Clark Memorial an additional $80.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Clark Memorial are included in the Company’s results of operations beginning on August 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Clark Memorial have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Fleming County Hospital (“Fleming”)

    Effective August 1, 2015, the Company acquired Fleming, a 52 bed acute care hospital located in Flemingsburg, Kentucky for approximately $21.8 million, including net working capital. The Company has committed to invest in Fleming an additional $7.0 million in capital expenditures and improvements over the next ten years.  The results of operations of Fleming are included in the Company’s results of operations beginning on August 1, 2015. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Fleming have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Nason Hospital (“Nason”)

Effective February 1, 2015, the Company acquired Nason, a 45 bed acute care hospital located in Roaring Spring, Pennsylvania for approximately $3.5 million, including net working capital. The Company has committed to invest in Nason an additional $8.5 million in capital expenditures and improvements over the next ten years.  The results of operations of Nason are included in the Company’s results of operations beginning on February 1, 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

2014 Acquisitions

Conemaugh Health System (“Conemaugh”)

Effective September 1, 2014, through Duke LifePoint Healthcare, the Company acquired Conemaugh for total consideration, including net working capital, of approximately $125.0 million, comprised of $115.0 million in cash and the issuance of a warrant with an estimated fair value of $10.0 million. See Note 8 for further discussion of the Company’s common stock warrants. Conemaugh is comprised of Conemaugh Memorial Medical Center, a 470 bed acute care hospital, 39 bed rehabilitation facility and 30 bed long-term care facility located in Johnstown, Pennsylvania, Meyersdale Medical Center, a 20 bed critical access hospital located in Meyersdale, Pennsylvania, and Miners Medical Center, a 30 bed acute care hospital located in Hastings, Pennsylvania. The results of operations of Conemaugh are included in the Company’s results of operations beginning on September 1, 2014.

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

2013 Acquisitions

Bell Hospital (“Bell”)

Effective December 1, 2013, the Company acquired Bell, a 25 bed critical access hospital located in Ishpeming, Michigan for approximately $28.3 million, including net working capital.  The results of operations of Bell are included in the Company’s results of operations beginning on December 1, 2013.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Scott Memorial Hospital (“Scott Memorial”)

Effective January 1, 2013,  through RHN, the Company acquired Scott Memorial, a 25 bed critical access hospital located in Scottsburg, Indiana for approximately $9.5 million, including net working capital.  The results of operations of Scott Memorial are included in the Company’s results of operations beginning on January 1, 2013.

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements totaling $58.7 million, $16.1 million and $18.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Additionally, during the year ended December 31, 2015, the Company recorded a bargain purchase gain of approximately $4.0 million,  $2.5 million net of income taxes, or $0.05 per diluted share, as a result of the final fair values assigned to the tangible and intangible assets acquired less obligations assumed, in connection with our acquisition of a hospital, exceeding the total cash consideration paid.  This amount is reflected in the accompanying consolidated statement of operations under the caption “Other non-operating (gains) losses” for the year ended December 31, 2015.

Note 3. Divestitures and Impairment Charges

Putnam Community Medical Center

Effective May 1, 2015, the Company sold Putnam for $18.8 million, including net working capital.  Included in the Company’s consolidated statements of operations is a net loss before income taxes attributable to Putnam of $2.6 million for the year ended December 31, 2015,  net income before income taxes attributable to Putnam of $3.2 million for the year ended December 31, 2014 and a net loss before income taxes attributable to Putnam of $1.7 million for the year ended December 31, 2013.

In connection with the Company’s sale of Putnam, the Company recognized impairment charges of $10.8 million, $7.0 million net of income taxes, or $0.15 loss per diluted share, during the year ended December 31, 2015. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values as well as the finalization of the net working capital settlement.

Northwest Alabama Market

Effective January 1, 2015, the Company sold substantially all of the assets of Lakeland, Northwest and Russellville. Included in the Company’s consolidated statements of operations is net income before income taxes attributable to these three facilities in the aggregate of $1.7 million for the year ended December 31, 2015 and net losses before income taxes attributable to these three facilities in the aggregate of $0.3 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively.

In connection with the Company’s sale of Lakeland, Northwest and Russellville,  the Company recognized impairment charges in the aggregate of $3.0 million and $45.5 million, $1.9 million and $28.1 million net of income taxes, or $0.04 and $0.60 loss per diluted share, during the years ended December 31, 2015 and 2014, respectively. The impairment charges include the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

River Parishes

Effective November 1, 2014, the Company sold certain assets of River Parishes and discontinued its operation. Included in the Company’s consolidated statements of operations are net losses before income taxes attributable to River Parishes of $0.4 million, $4.0 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with the Company’s sale of River Parishes, the Company recognized an impairment charge of $12.2 million, $7.8 million net of income taxes, or $0.16 loss per diluted share, during the year ended December 31, 2014. The impairment charge includes the write-down of property, equipment and allocated goodwill to their estimated fair values.

Note 4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 (in millions):

Balance at January 1, 2014	$1,651.0
Acquisitions	10.2
Divestitures	(2.9)
Adjustments related to prior year acquisitions	(22.2)
Balance at December 31, 2014	1,636.1
Acquisitions	31.5
Divestitures	(5.3)
Adjustments related to prior year acquisitions	5.2
Balance at December 31, 2015	$1,667.5

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31, 2015 and 2014 (in millions):

	2015	2014
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$48.9	$62.3
Accumulated amortization	(28.9)	(35.5)
Net total	20.0	26.8
Non-competition agreements and other
Gross carrying amount	20.2	23.6
Accumulated amortization	(11.2)	(15.9)
Net total	9.0	7.7
Total amortized intangible assets
Gross carrying amount	69.1	85.9
Accumulated amortization	(40.1)	(51.4)
Net total	29.0	34.5

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	30.6	29.5
Licenses, provider numbers, accreditations and other	11.0	5.1
Net total	41.6	34.6

Total intangible assets:
Gross carrying amount	110.7	120.5
Accumulated amortization	(40.1)	(51.4)
Net total	$70.6	$69.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized as a component of other operating expenses, in the accompanying consolidated statements of operations, over the period of the physician contract, which typically ranges from four to five years. As of December 31, 2015 and 2014, the Company’s liability for contract-based physician minimum revenue guarantees was $8.1 million and $9.3 million, respectively. These amounts are included as a current liability under the caption “Other current liabilities” in the Company’s accompanying consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

Certificates of Need and Certificates of Need Exemptions

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company has acquired facilities in certain states that have adopted certificate of need laws.  The Company has determined that these intangible assets have an indefinite useful life.

Licenses, Provider Numbers, Accreditations and Other

To operate hospitals, the Company must obtain certain licenses, provider numbers and accreditations from federal, state and other accrediting agencies.  The Company has acquired facilities in certain jurisdictions that require licenses, provider numbers and accreditations. The Company has determined that these intangible assets have an indefinite useful life.

Amortization Expense

Amortization expense for the Company’s intangible assets, including physician minimum revenue guarantee expense in accordance with ASC 460-10, during the years ended December 31, 2015, 2014 and 2013 was $14.5 million, $17.6 million and $22.5 million, respectively.

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2016	$11.9
2017	7.5
2018	4.9
2019	3.1
2020	1.1
Thereafter	0.5
$29.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 5.   Long-Term Debt

The Company’s long-term debt, all of which was senior, consists of the following at December 31, 2015 and 2014 (in millions):

	2015	2014
Senior Credit Agreement:
Term Facility	$405.0	$421.9
Incremental Term Loans	222.6	222.6
6.625% Senior Notes	400.0	400.0
5.5% Senior Notes	1,100.0	1,100.0
5.875% Senior Notes	500.0	-
Unamortized debt issuance costs, discount and premium	(22.2)	(19.0)
	2,605.4	2,125.5

Capital leases and financing obligations	63.4	64.1
Total debt	$2,668.8	$2,189.6

Maturities of the Company’s long-term debt at December 31, 2015, excluding unamortized debt issuance costs, discount and premium and other obligations that do not require eventual settlement in cash, are as follows for the years indicated (in millions):

2016	$25.0
2017	607.0
2018	2.1
2019	2.2
2020	402.5
Thereafter	1,625.3
$2,664.1

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available for borrowing under the Revolving Facility.  As of December 31, 2015, the Company had $19.9 million in letters of credit outstanding that were related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $330.1 million as of December 31, 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

As of December 31, 2015, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 2.18% and 2.93%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins.  The 30-day adjusted LIBOR was 0.43% for both the Term Facility and the Incremental Term Loans as of December 31, 2015.

Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

The Company was in compliance with this covenant as of December 31, 2015.

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

The Company may redeem its 6.625% Senior Notes, in whole or in part, for a redemption price equal to a percentage of the principal amount of the notes redeemed (plus accrued and unpaid interest, if any, to the date of redemption) based on the following redemption schedule:

October 1, 2015 to September 30, 2016	103.313%
October 1, 2016 to September 30, 2017	102.208%
October 1, 2017 to September 30, 2018	101.104%
October 1, 2018 and thereafter	100.000%

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

If the Company experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The 5.5% Senior Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

5.875% Senior Notes

Effective December 4, 2015, the Company issued in a public offering $500.0 million of 5.875% unsecured senior notes due December 1, 2023 with The Bank of New York Mellon Trust Company, N.A., as trustee.  The 5.875% Senior Notes bear interest at the rate of 5.875% per year, payable semi-annually on June 1 and December 1.  The 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of the Company’s existing and future domestic subsidiaries.

The Company may redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes, at any time before December 1, 2018, with the net cash proceeds of certain equity offerings at a redemption price equal to 105.875% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the 5.875% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Company may redeem the 5.875% Senior Notes, in whole or in part, at any time prior to December 1, 2018 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may redeem the 5.875% Senior Notes, in whole or in part, at any time on or after December 1, 2018, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

December 1, 2018 to November 30, 2019	104.406%
December 1, 2019 to November 30, 2020	102.938%
December 1, 2020 to November 30, 2021	101.469%
December 1, 2021 and thereafter	100.000%

If the Company experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101.000% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The 5.875% Senior Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

3½% Notes

Effective May 15, 2014, the 3½% convertible senior subordinated notes due May 15, 2014 (the “3½% Notes”) matured. Prior to maturity, certain holders of the 3½% Notes exercised their right to convert per $1,000 in principal held for (i) an amount in cash, equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, the lesser of the daily conversion value for such volume-weighted average price trading day and $50; and (ii) a number of shares of the Company’s common stock in an amount equal to the sum of, for each of the 20 volume-weighted average price trading days during the conversion period, any excess of the daily conversion value above $50. Upon maturity or conversion of the 3½% Notes, the Company delivered to the holders cash of approximately $574.2 million and approximately 0.6 million shares of its common stock previously held in treasury at an average historical cost basis of $35.86 per share, or $23.0 million.

Debt Issuance Costs

The Company capitalized costs incurred in connection with various issuances of debt of $7.2 million during each of the years ended December 31, 2015 and 2014.

Amortization of Discounts on Convertible Debt

In accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), the Company separately accounted for the liability and equity components of its convertible debt instruments in a manner that reflected the Company’s nonconvertible debt borrowing rates for its 3½% Notes and its 3¼% convertible senior subordinated debentures (the “3¼% Debentures”) at their fair values at their date of issuance.  The resulting discounts were amortized as a component of interest expense over the expected lives of similar liabilities that do not have associated equity components, which for the Company’s 3½% Notes and its 3¼% Debentures were its maturity dates.  The Company amortized the discount for its 3½% Notes through May 2014 at which point they matured.  Additionally, the Company amortized the discount for its 3¼% Debentures through February 2013 at which point they were all repurchased.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

For the years ended December 31, 2014 and 2013, the contractual cash interest expense and non-cash interest expense (discount amortization) for the Company’s convertible debt instruments were as follows (in millions):

	2014	2013
3½% Notes:
Contractual cash interest expense	$7.5	$20.1
Non-cash interest expense (discount amortization)	8.1	20.5
Total interest expense	$15.6	$40.6

3¼% Debentures:
Contractual cash interest expense		$0.9
Non-cash interest expense (discount amortization)		0.9
Total interest expense		$1.8

Considering both the contractual cash interest expense and the non-cash amortization of the discounts for the 3½% Notes and 3¼% Debentures, the effective annual interest rates for the period the 3½% Notes were outstanding during the years ended December 31, 2014 and 2013 were 7.28% and 7.06%, respectively, and the effective annual interest rate for the period the 3¼% Debentures were outstanding during the year ended December 31, 2013 was 6.50%.

Note 6. Income Taxes

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following (in millions):

	2015	2014	2013
Current:
Federal	$122.8	$47.2	$94.0
State	7.9	1.4	9.2
	130.7	48.6	103.2

Deferred:
Federal	(17.1)	26.7	(24.5)
State	(2.9)	(4.8)	(5.0)
	(20.0)	21.9	(29.5)
Change in valuation allowance	(1.2)	(2.4)	5.6
Total	$109.5	$68.1	$79.3

The decrease in the valuation allowance during the year ended December 31, 2014 was primarily a result of the reversal of a valuation allowance established during the year ended December 31, 2013 against the Company’s deferred tax assets for federal net operating losses generated by the Company’s physician practice operations in the state of Michigan, which were previously thought to be unrecoverable.  The impact of the reversal during the year ended December 31, 2014 resulted in an increase to net income of $6.0 million, or $0.13 per diluted share. Various subsidiaries have state net operating loss carry forwards in the aggregate of approximately $995.3 million (primarily in Alabama, Florida, Indiana, Louisiana, Pennsylvania, Tennessee, Virginia and West Virginia) with expiration dates through the year 2035.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for income from continuing operations before income taxes and excluding net income from non-controlling interests for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	2.2	1.0	2.1
Valuation allowances	(1.1)	(1.3)	2.9
Income tax liability reversals	-	(0.3)	(0.3)
Other items, net	1.5	0.7	(1.4)
Effective income tax rate	37.6%	35.1%	38.3%

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows as of December 31, 2015 and 2014 (in millions):

	2015	2014
Deferred income tax liabilities:
Depreciation and amortization	$(329.2)	$(325.8)
Prepaid expenses	(2.8)	(2.7)
Other	(1.6)	(0.5)
Total deferred income tax liabilities	(333.6)	(329.0)

Deferred income tax assets:
Provision for doubtful accounts	50.8	52.9
Employee compensation	103.7	89.9
Professional liability claims	53.4	53.9
Net operating losses and other	95.8	84.0
Total deferred income tax assets	303.7	280.7
Valuation allowance	(64.5)	(66.4)
Net deferred income tax assets	239.2	214.3
Deferred income taxes	$(94.4)	$(114.7)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Balance at beginning of year	$1.1	$15.0
Additions for tax positions of prior years	-	2.4
Reductions for tax positions of prior years	(0.3)	(15.2)
Reductions for settlements with taxing authorities	(0.5)	(0.8)
Reductions for lapse of statutes of limitations	-	(0.3)
Balance at end of year	$0.3	$1.1

The components of the long-term income tax liability at December 31, 2015 and 2014 are as follows (in millions):

	2015	2014
Unrecognized tax benefits	$0.3	$1.1
Accrued interest and penalties	0.3	0.6
	$0.6	$1.7

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Company’s U.S. Federal income tax returns for tax years 2012 and beyond remain subject to examination by the Internal Revenue Service.  The expiration of the statutes of limitation related to the various state income tax returns that the Company and its subsidiaries file, varies by state.  Generally, the Company’s various state income tax returns for tax years 2009 and beyond remain subject to examination by various state taxing authorities.  As a result of the expiration of the statutes of limitation for specific taxing jurisdictions, the Company’s unrecognized tax positions could change within the next twelve months by a range of zero to $0.4 million.

Note 7. Other Current Liabilities

The following table provides information regarding the Company’s other current liabilities, which are included in the accompanying consolidated balance sheets at December 31, 2015 and 2014 (in millions):

	2015	2014
Current portion of reserves for self-insurance claims	$41.5	$44.3
Self-insured medical benefits liability	28.5	28.0
Accrued interest	14.4	12.1
Estimated third-party cost report settlements	12.9	11.2
Accrued property taxes	8.2	10.3
Physician minimum revenue guarantee liability	8.1	9.3
Other	80.9	88.0
	$194.5	$203.2

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

Preferred Stock Purchase Rights

On September 21, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of February 25, 2009, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Amendment accelerated the expiration date of the preferred stock purchase rights (the “Rights”) from February 25, 2019 to September 21, 2015.  As a result, on September 21, 2015, the Rights Agreement was terminated and all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, certain restrictions imposed by the Company’s various debt instruments may limit the Company’s ability to pay dividends.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Common Stock in Treasury and Repurchases of Common Stock

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2011, as subsequently amended and extended in February 2013 (the “2011 Repurchase Plan”), a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2011 Repurchase Plan and 2014 Repurchase Plan provided for the repurchase of up to $350.0 million and $150.0 million in shares of the Company’s common stock, respectively, and the Company has repurchased all shares authorized for repurchase under these plans. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 3, 2016. As of December 31, 2015, the Company had remaining authority to repurchase approximately $125.0 million in shares in accordance with the 2015 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under any of its repurchase plans.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The following tables summarize the Company’s share repurchases in accordance with its stock repurchase plans for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts):

		Total	Weighted
		Number	Average
		of Shares	Price Paid
	Amount	Repurchased	per Share
Year ended December 31, 2015	$125.0	1.7	$74.64
Year ended December 31, 2014	$214.7	3.8	$57.00
Year ended December 31, 2013	$30.7	0.7	$45.75

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder-approved stock-based compensation plans. The Company redeemed approximately 0.1 million, 0.1 million and 0.2 million shares vested under these plans during the years ended December 31, 2015, 2014 and 2013 for an aggregate price of approximately $9.5 million, $7.6 million and $8.4 million, respectively. The Company has designated these shares as treasury stock.

Common Stock Warrants

As partial consideration in connection with the Company’s acquisition of Watertown, the Company issued a warrant to the seller with rights to purchase 55,024 shares of the Company’s common stock at an exercise price of $80.37 per share. The Watertown warrant is exercisable ratably over three years beginning on September 1, 2016 and expires August 31, 2025. The Watertown warrant is classified as stockholders’ equity and was issued to the seller with an estimated fair value of $2.0 million on the date of acquisition. This amount is included in the accompanying consolidated balance sheet under the caption “Capital in excess of par value” as of December 31, 2015.

As partial consideration in connection with the Company’s acquisition of Conemaugh, the Company issued a warrant to the seller with rights to purchase 290,514 shares of the Company’s common stock at an exercise price of $74.15 per share. The Conemaugh warrant is exercisable ratably over three years beginning on September 1, 2015 and expires August 31, 2024. The Conemaugh warrant, initially classified as a liability, was marked-to-market using an option pricing model which considered the warrant’s contractual term, a combination of both historical volatility and implied volatility from traded options of the Company’s common stock, risk-free interest rates and dividend assumptions.  Subsequently, effective July 23, 2015, the Company amended certain of the terms of its original asset purchase agreement with the Conemaugh seller and eliminated the provisions that resulted in the classification of the Conemaugh warrant as a liability.  Accordingly, the Company completed a final mark-to-market valuation of the Conemaugh warrant and reclassified it to stockholders’ equity upon the effective date of the modification.  As of July 23, 2015 and December 31, 2014, the fair value of the Conemaugh warrant was approximately $11.7 million and $9.2 million, respectively.  These amounts are included in the accompanying consolidated balance sheets under the captions “Capital in excess of par value” and “Other long-term liabilities” as of December 31, 2015 and 2014, respectively.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Comprehensive Income

Comprehensive income consists of two components:  net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that in accordance with ASC 220-10 “Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income.

Changes in the funded status of the Company’s pension benefit obligations resulted in a pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, for the year ended December 31, 2015, a pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, for the year ended December 31, 2014, and a pretax comprehensive gain of $5.1 million, or $3.2 million net of taxes, for the year ended December 31, 2013.  The Company’s defined benefit pension plans are further discussed in Note 10.

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

Stockholder-Approved Stock-Based Compensation Plans

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

Stock Options

The Company granted options to purchase 828,910,  716,150 and 802,200 shares of the Company’s common stock to certain officers and employees in accordance with its various stockholder-approved stock-based compensation plans during the years ended December 31, 2015, 2014 and 2013, respectively.  Options to purchase shares granted to the Company’s officers and employees were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date. Options to purchase shares granted to the Company’s officers and employees become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its HW-II option valuation model and the resulting estimates of weighted-average fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013:

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

	2015	2014	2013
Expected volatility	29.0%	29.0%	30.8%
Risk-free interest rate, minimum	0.01	0.05	0.02
Risk-free interest rate, maximum	2.20	2.71	2.90
Expected dividends	-	-	-
Average expected term (years)	5.3	5.4	5.3
Fair value per share of stock options granted	$18.66	$13.95	$11.98

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Stock Option Activity

A summary of stock option activity during the year ended December 31, 2015 is as follows:

						Weighted
		Weighted				Average
		Average	Weighted		Aggregate	Remaining
	Number	Exercise	Average	Total	Intrinsic	Contractual
Stock Options	Shares	Price	Fair Value	Fair Value	Value (a)	Term
				(In millions)	(In millions)	(In years)
Outstanding at December 31, 2014	3,172,810	$39.90	$11.74	$37.3	$101.6	6.80
Exercisable at December 31, 2014	1,768,659	$33.40	$10.74	$19.0	$68.1	5.44
Unvested at December 31, 2014	1,404,151	$48.09	$13.01	$18.3	$33.4	8.52
Granted	828,910	$71.03	$18.66	$15.4	N/A	N/A
Exercised	(273,147)	$42.26	$12.38	$(3.4)	$8.7	N/A
Forfeited (pre-vest cancellation)	(51,667)	$60.33	$15.92	$(0.8)	N/A	N/A
Vested	687,489	$46.03	$12.72	$8.7	N/A	N/A
Expired (post-vest cancellation)	(2,134)	$39.97	$12.18	$-	N/A	N/A
Outstanding at December 31, 2015	3,674,772	$46.46	$13.20	$48.5	$99.0	6.59
Exercisable at December 31, 2015	2,180,867	$36.26	$11.16	$24.3	$81.0	5.24
Unvested at December 31, 2015	1,493,905	$61.34	$16.18	$24.2	$18.0	8.55

_________________________

(a)	The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock’s exercise price.

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $8.7 million, $14.8 million and $13.6 million, respectively. The Company received $11.5 million, $23.9 million and $39.2 million in cash from stock option exercises during the years ended December 31, 2015, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.1 million, $1.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $13.7 million of total estimated unrecognized compensation cost related to stock options. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.3 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Other Stock-Based Awards

The Company granted a total of 291,155,  369,871 and 466,162 restricted stock units and performance-based restricted stock units to certain officers, employees and non-employee directors in accordance with its various stockholder-approved stock-based compensation plans during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of the restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 and the performance-based restricted stock units granted during the year ended December 31, 2013 was determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.  The fair value of the performance-based restricted stock units granted during the years ended December 31, 2015 and 2014 was estimated using the Monte-Carlo simulation valuation model as more fully described below. The restricted stock units and performance-based restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 generally have either cliff-vesting periods from the grant date of three years, cliff-vesting periods from the grant date of six months and one day or ratable vesting periods beginning one year from the date of grant to three years after the date of grant.

Of the restricted stock units granted during the years ended December 31, 2015 and 2014, 145,000 and 236,000, respectively, were performance-based awards. In addition to requiring continuing service of the employee, the percentage of these restricted stock units that are earned at the end of the performance period is determined based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent. For the performance-based restricted stock units granted during the year ended December 31, 2015, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units.  For the performance-based restricted stock units granted during the year ended December 31, 2014, the number of shares payable at the end of the three-year performance period ranges from 0% to 100% of the targeted units, with any portion of the award that exceeds 100% up to 200% of the targeted units settled in cash equal to the fair market value on the date certification of the level of performance is achieved.  For valuation purposes, these awards were bifurcated into their two independent sub-award components for the portion that would be settled in the Company’s common stock and for the portion that would be settled in cash.  The Company recognizes compensation expense for the portion of the performance-based restricted stock units that will ultimately be settled in the Company’s common stock for the targeted units if the requisite service period is rendered, even if the market condition is never satisfied.  Additionally, the Company classifies as a liability and recognizes compensation expense for the portion of the award that will ultimately be settled in cash for the targeted units at its Monte-Carlo simulation value which has been marked-to-market.

Additionally, of the restricted stock units granted during the year ended December 31, 2013,  322,000 were performance-based awards.  In addition to requiring continuing service of an employee, the vesting of these performance-based awards was contingent upon the satisfaction of certain financial goals, specifically related to the achievement of targeted annual revenues or earnings goals within a three-year period. The performance criteria for the performance-based awards granted during the year ended December 31, 2013 have been certified as met by the Compensation Committee of the Company’s Board of Directors, however, these awards are still subject to continuing service requirements and the three year cliff-vesting provisions.

A summary of other stock-based awards activity during the year ended December 31, 2015 is as follows:

		Weighted		Aggregate
	Number	Average	Total	Intrinsic
Other Stock-Based Awards	Shares	Fair Value	Fair Value	Value
			(In millions)	(In millions)
Outstanding at December 31, 2014	1,108,020	$49.55	$54.9	$79.7
Granted	291,155	$82.07	$23.9	N/A
Vested	(434,014)	$39.03	$(16.9)	$31.0
Forfeited (pre-vest cancellation)	(27,870)	$61.49	$(1.7)	N/A
Outstanding at December 31, 2015	937,291	$64.17	$60.2	$68.8
Unvested at December 31, 2015	863,745	$57.37	$49.6	$63.4

As of December 31, 2015, there was $23.8 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.5 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Summary of Stock-Based Compensation

The following table summarizes the activity in accordance with all of the Company’s stock-based compensation plans for the years ended December 31, 2015, 2014 and 2013:

							Deferred
			Stock Options		Other Stock-Based		Stock Units
			Outstanding		Awards Outstanding		Outstanding
				Weighted		Weighted
	Shares			Average		Average
	Available		Number of	Exercise	Number of	Grant Date	Number of
	For Grant		Shares	Price	Shares	Price	Shares
January 1, 2013	2,204,262		3,667,045	$34.12	1,466,161	$32.72	11,079
Stock-based awards granted	(1,145,200)		735,200	44.34	410,000	44.34	-
Stock-based awards cancelled	134,055		(78,370)	38.27	(55,685)	38.25	-
Cancellation of shares previously available
for grant under the 1998 LTIP and ODSICP (a)	(1,188,734)		-	-	-	-	-
Shares made available for grant under the 2013 LTIP (b)	3,600,000		-	-	-	-	-
Stock-based awards granted (c)	(184,379)		67,000	45.96	56,162	47.59	-
Stock-based awards cancelled under the 1998 LTIP (d)	-		(146,565)	41.50	(66,839)	42.30	-
Stock-based awards cancelled under the MSPP (e)	16,186		-	-	(16,186)	10.60	-
Stock-based awards exercised or vested	-		(1,145,038)	34.25	(603,849)	31.31	-
December 31, 2013	3,436,190		3,099,272	36.30	1,189,764	37.79	11,079
Stock-based awards granted (c),(f)	(1,489,180)		716,150	52.87	369,871	66.91	-
Stock-based awards cancelled under the 1998 LTIP (d)	-		(959)	15.23	(1,335)	38.95	-
Stock-based awards cancelled under the MSPP (e)	6,257		-	-	(6,257)	10.87	-
Stock-based awards exercised or vested	-		(641,653)	37.04	(444,023)	33.44	(798)
December 31, 2014	1,953,267		3,172,810	39.90	1,108,020	49.55	10,281
Stock-based awards granted (c),(f)	(1,740,474)		828,910	71.03	291,155	82.07	-
Stock-based awards cancelled under the 2013 LTIP	92,742		(43,667)	63.26	(23,481)	65.23	-
Stock-based awards cancelled under the 1998 LTIP (d)	-		(10,134)	43.42	(4,002)	44.34	-
Stock-based awards cancelled under the MSPP (e)	387		-	-	(387)	12.15	-
Increase in shares available for grant upon
stockholder approval	3,368,611		-	-	-	-	-
Stock-based awards exercised or vested	-		(273,147)	42.26	(434,014)	39.03	(5,317)
December 31, 2015	3,674,533	(g)	3,674,772	$46.46	937,291	$64.17	4,964
________________

(a)

All shares previously available for grant under the 1998 LTIP and ODSICP were cancelled effective June 4, 2013 in connection with the approval of the 2013 LTIP and no shares remain available for grant under either of these plans.

(b)

Effective June 4, 2013, upon approval of the Company’s stockholders, the Company replaced the 1998 LTIP and ODSICP with the 2013 LTIP.  The 2013 LTIP made 3.6 million shares available for the grant of stock-based awards.

(c)	Under the 2013 LTIP, stock-based awards are granted at a rate of 1.00 share for each stock option or appreciation rights award and 2.09 shares for each full-value award per 1.00 shared granted.
(d)

Shares subject to awards granted under the 1998 LTIP and ODSICP that are cancelled subsequent to the effective date of the 2013 LTIP are not added to the shares available for grant under the 2013 LTIP.

(e)

The Company is authorized to issue shares of the Company’s common stock in the form of restricted stock at a discount of 25% in accordance with the Amended and Restated Management Stock Purchase Plan (“MSPP”).  Effective July 1, 2012, the Company’s Board of Directors suspended the right to acquire shares under the MSPP until further notice.  Shares that were originally granted under the MSPP that were cancelled have been added back to shares available for future grant under the MSPP at a rate of 1.00 share per 1.00 share originally granted.

(f)

Of the other stock-based awards granted during the years ended December 31, 2015 and 2014, 145,000 and 236,000, respectively, were performance-based awards.  The number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units for awards granted in 2015 and from 0% to 100% of the targeted units for awards granted in 2014.  The Company has assumed that that maximum number of shares will be granted for purposes of reflecting shares available for grant.  Shares available for grant will be adjusted in the future to reflect the actual number of shares issued upon settlement of these awards at the end of the performance measurement period.

(g)	Of the 3,674,533 shares available for grant as of December 31, 2015, 3,647,320 shares are available for grant under the 2013 LTIP and 27,213 shares are available for grant under the MSPP.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Equity awards:
Other stock-based awards	$19.3	$18.0	$16.8
Stock options	10.7	9.3	8.6
	30.0	27.3	25.4
Liability awards:
Other stock-based awards	5.0	2.4	-
Total stock-based compensation expense	$35.0	$29.7	$25.4
Tax benefit on stock-based compensation expense	$14.0	$11.8	$10.1

The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2015, 2014 or 2013.  As of December 31, 2015, there was $37.5 million of total estimated unrecognized compensation cost related to all of the Company’s stock compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted-average period of 1.4 years.

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

Status and Expense

The following table presents the changes in the benefit obligations and plan assets of the Pension Plans during the years ended December 31, 2015 and 2014 and the unfunded liability of the Pension Plans at December 31, 2015 and 2014 (in millions):

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$57.8	$43.8
Service costs	0.8	0.5
Interest costs	2.2	2.1
Participant contributions	0.5	0.4
Actuarial (gain) loss	(5.0)	11.8
Benefits paid	(1.1)	(0.8)
Benefit obligation at end of year	55.2	57.8

Change in plan assets:
Fair value of plan assets at beginning of year	29.0	26.1
Actual (loss) return on plan assets	(0.4)	1.9
Employer contributions	1.5	1.4
Participant contributions	0.5	0.4
Benefits and expenses paid	(1.1)	(0.8)
Fair value of plan assets at end of year	29.5	29.0

Unfunded liability included in other long-term liabilities in the
Company’s accompanying consolidated balance sheets	$25.7	$28.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Company recognizes changes in the funded status of the Pension Plans as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income (loss).  For the year ended December 31, 2015, the Company recognized a pretax comprehensive gain of $2.6 million, or $1.7 million net of taxes, as an increase in stockholders’ equity through accumulated other comprehensive income (loss). For the year ended December 31, 2014, the Company recognized pretax comprehensive loss of $12.0 million, or $7.8 million net of taxes, as a decrease in stockholders’ equity through accumulated other comprehensive income (loss). For the year ended December 31, 2013, the Company recognized a pretax comprehensive gain of $5.1 million, or $3.2 million net of taxes, as an increase in stockholder’s equity through accumulated other comprehensive income (loss).  These adjustments were primarily related to changes in the Company’s unfunded pension liability due to changes in the discount rates and mortality assumptions used to measure the projected benefit obligation.

The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets related to the Pension Plans as of December 31, 2015 and 2014 (in millions):

	2015	2014
Projected benefit obligation	$55.2	$57.8
Accumulated benefit obligation	$50.4	$52.1
Fair value of plan assets	$29.5	$29.0

The following table summarizes the weighted-average assumptions used by the Company to determine its benefit obligation as of December 31, 2015 and 2014 (in millions):

	2015	2014
Discount rate	4.2%	3.9%
Rate of compensation increases, when applicable	3.0%	3.0%

The following table summarizes the components of net periodic costs for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Service cost	$0.8	$0.5	$0.8
Interest cost	2.2	2.1	1.5
Expected return on plan assets	(2.0)	(1.9)	(1.2)
Amortization of net actuarial loss (gain)	0.1	(0.2)	-
Total net periodic benefit cost	$1.1	$0.5	$1.1

The following table summarizes the weighted-average assumptions used by the Company to determine its net periodic benefit costs during the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Discount rate	3.9%	4.9%	4.0%
Rate of compensation increases, when applicable	3.0%	3.0%	3.0%
Expected long-term return on plan assets	7.0%	7.0%	7.0%

Plan Assets

The investment policy for the Pension Plans has been formulated to achieve a risk adjusted return that balances the need for asset growth against the risk of significant fluctuations in asset prices and the need for significant contributions from the Company.  Fixed income investments include corporate and U.S. government and municipal bonds and notes as well as asset and mortgage-backed securities that employ liability-directed approaches to investments to minimize changes in the funded status of the Pension Plans. Equity securities investments include mutual funds that are balanced to achieve an overall rate of return that minimizes the need for additional employer contributions.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Level 1 - defined as observable inputs such as quoted prices in active markets;

Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Pension Plans’ investments in mutual funds are valued at the net asset value (“NAV”) of shares reported in the active market in which the funds are traded.  Investments in corporate and U.S. government and municipal bonds and notes are generally valued at the closing price reported in the market in which the related instrument is traded.  In certain limited circumstances, other corporate debt instruments are valued based on yields currently available on comparable securities of issuers with similar credit ratings.  Investments in asset and mortgage-backed securities are valued based on external prices or on the basis of their future principal and interest payments that have been discounted to prevailing interest rates for similar investments, using market spread data and other current market assumptions on prepayments and defaults.

Because quoted prices are available for mutual funds and the markets in which they are traded are generally considered active, the Company has classified each of them as a Level 1 investment.  Because all of the inputs used to value corporate and U.S. government and municipal bonds and notes, as well as asset and mortgage-backed securities are either directly or indirectly observable but other than quoted prices in active markets, the Company has classified these assets as Level 2 investments.  Although quoted prices are generally available for the Pension Plans’ investments in corporate and U.S. government and municipal bonds and notes, in certain limited circumstances, the markets in which the securities are distributed or traded may be limited to one or only a few brokers and vendors.  Additionally, in certain other circumstances information regarding the trading volume of these investments is not always available or verifiable.  The Company does not consider markets in which there are a limited number of brokers or vendors to be active.

The following table summarizes the assets of the Pension Plans, measured at fair value as of December 31, 2015 and 2014, by major asset category and aggregated by level within the fair value hierarchy (in millions):

	December 31, 2015
			Significant
		Quoted Prices	Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1.3	$1.3	$-	$-
Mutual funds	17.2	17.2	-	-
Corporate bonds and notes	8.8	-	8.8	-
U.S. government and municipal bonds and notes	0.8	-	0.8	-
Asset and mortgage-backed securities	1.4	-	1.4	-
Total	$29.5	$18.5	$11.0	$-

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

	December 31, 2014
			Significant
		Quoted Prices	Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.6	$0.6	$-	$-
Mutual funds	17.4	17.4	-	-
Corporate bonds and notes	8.8	-	8.8	-
U.S. government and municipal bonds and notes	0.9	-	0.9	-
Asset and mortgage-backed securities	1.3	-	1.3	-
Total	$29.0	$18.0	$11.0	$-

The Company expects to contribute approximately $1.7 million to the Pension Plans during the year ended December 31, 2016.   Additionally, the Company expects to make future benefit payments from the Pension Plans as follows for the years indicated (in millions):

2016	$1.3
2017	1.6
2018	1.8
2019	2.1
2020	2.3
Five years thereafter	14.5
$23.6

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

In connection with the Company’s acquisitions of Marquette General and Conemaugh, the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at December 31, 2015 has recorded a reserve for Marquette General of $18.0 million.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 26 individual lawsuits filed since December 2014, and two putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center received improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any LifePoint owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery. On November 17, 2015, the United States Magistrate Judge for the Southern District of Alabama filed a Report and Recommendation, wherein she recommended, among other things, that the RICO claim be dismissed with prejudice and that the court not exercise jurisdiction over the remaining state law claims, resulting in those being dismissed without prejudice.

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 86 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital received unnecessary interventional cardiology procedures.  Through December 31, 2015, one additional patient has notified Raleigh General Hospital that he intends to file a  lawsuit against the hospital.

The lawsuits identified above variously seek compensatory and punitive damages, costs, attorneys’ fees and other available damages.  Additional claims, including claims involving patients to whom the Company did not send notice, have been threatened and may be asserted against the Company or the hospital.  Any present or future claims that are ultimately successful could result in the Company and/or the hospitals being found liable and the government investigations may also result in damages, fines and penalties. Such liability, damages and penalties could be material. The Company cannot, however, reasonably estimate the potential liability, if any, in connection with any of these matters, and no liability has been recorded as of December 31, 2015.

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

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $16.8 million at December 31, 2015. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $8.1 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community. Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement. Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Capital Expenditure Commitments

The Company is reconfiguring some of its hospitals to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the HITECH Act. The Company has incurred approximately $119.4 million in costs related to uncompleted projects as of December 31, 2015, which is included under the caption “Construction in progress” in the Company’s accompanying consolidated balance sheet. At December 31, 2015, these uncompleted projects had an estimated cost to complete and equip of approximately $158.5 million.  Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities, including its recent acquisitions. At December 31, 2015, the Company estimated its total remaining unfulfilled capital expenditure commitments to be approximately $1,702.6 million.

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

Marquette Replacement Facility

On December 21, 2015, the Company acquired a parcel of land in Marquette, Michigan for approximately $4.0 million with the intention of constructing a replacement hospital for the existing Marquette General hospital.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  Management currently expects that the construction of the replacement hospital will take approximately three years from its commencement date.

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing.  Because the estimated future undiscounted cash flows of Marquette General exceed the carrying values of the assets being considered for disposal, the Company has determined that these long-lived assets are not impaired.  However, as a result of possible changes to the Company’s plans for the existing hospital, including, but not limited to, the finalization of the plans for the replacement hospital, on-going discussions and negotiations with interested parties for the existing hospital, regulatory approvals and changing market conditions at the microeconomic and macroeconomic levels, the Company could be subject to an acceleration of depreciation for the portion of the existing hospital it anticipates disposing of in the future.  The accelerated depreciation would reduce the carrying values of the portion of the hospital the Company does not anticipate retaining to their estimated fair values at the end of the estimated construction period of the replacement hospital.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Leases

Overview

The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. The leases expire at various times and have various renewal options. Certain leases that meet the lease capitalization criteria in accordance with ASC 840-10, “Leases”, have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments at the inception of the lease or the fair value of the asset at the inception date. Interest rates used in computing the net present value of the lease payments are based on the Company’s incremental borrowing rate at the inception of the lease. Rental expense of operating leases for the years ended December 31, 2015, 2014 and 2013 was $52.9 million, $45.4 million and $36.5 million, respectively.

Health Support Center Financing Lease

Under a financing lease arrangement which commenced on December 1, 2013, the Company is leasing from an unrelated third party a health support center for a period of just over 15 years (the “HSC Lease”).   In accordance with ASC 840-40, “Leases – Sale-Leaseback Transactions”, upon commencement of the HSC Lease, the Company recorded an asset under the caption “Buildings and improvements” and a related financing obligation under the caption “Long-term debt” representing the cumulative costs incurred and funded by the unrelated third party to construct the new health support center.  The Company is depreciating the associated asset and amortizing the related financing obligation over the expected lease agreement term of just over 15 years.  At the end of the lease term, the Company expects there to be a residual net book value of the building which will equal the remaining unamortized obligation under the HSC Lease.  The remaining unamortized obligation under the HSC Lease will not require the eventual settlement in cash but will rather be offset by the residual net book value of the building at the expiration of the original lease term.

Future minimum lease payments at December 31, 2015, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows for the years indicated (in millions):

		Capital Leases
	Operating	and Financing
	Leases	Obligations	Total
2016	$32.9	$8.3	$41.2
2017	24.0	7.4	31.4
2018	16.5	7.5	24.0
2019	12.3	7.6	19.9
2020	11.6	7.7	19.3
Thereafter	48.9	56.6	105.5
	$146.2	$95.1	$241.3
Less: interest portion		(58.6)
		$36.5

Tax Matters

See Note 6 for a discussion of the Company’s contingent tax matters.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in millions, except per share amounts):

	2015	2014	2013
Numerator for basic and diluted earnings per share attributable to LifePoint Health, Inc.:
Income from continuing operations	$193.0	$134.9	$132.2
Less: Net income attributable to noncontrolling interests and redeemable
noncontrolling interests	(11.1)	(8.8)	(4.4)
Income from continuing operations attributable to LifePoint Health, Inc. stockholders	181.9	126.1	127.8
Income from discontinued operations, net of income taxes	-	-	0.4
Net income attributable to LifePoint Health, Inc.	$181.9	$126.1	$128.2

Denominator:
Weighted average shares outstanding - basic	43.9	44.9	46.3
Effect of dilutive securities:
Stock options and other stock-based awards	2.2	1.8	1.3
Convertible debt instruments	-	0.2	-
Weighted average shares outstanding - diluted	46.1	46.9	47.6

Basic earnings per share attributable to LifePoint Health, Inc. stockholders:
Continuing operations	$4.14	$2.81	$2.76
Discontinued operations	-	-	0.01
Net income	$4.14	$2.81	$2.77

Diluted earnings per share attributable to LifePoint Health, Inc. stockholders:
Continuing operations	$3.95	$2.69	$2.68
Discontinued operations	-	-	0.01
Net income	$3.95	$2.69	$2.69

The Company’s previously outstanding convertible debt instruments have been included in the calculation of diluted earnings per share for the years ended December 31, 2014 and 2013 whether or not the contingent requirements were met for conversion when their conversion price was less than the average market price of the Company’s common stock for the period the convertible debt instruments were outstanding. Additionally, certain outstanding stock-based awards have been included in the calculation of diluted earnings per share to the extent they were dilutive for the years ended December 31, 2015, 2014 and 2013.

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 13. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited.  It should be read in conjunction with the audited consolidated financial statements appearing herein (in millions, except per share amounts):

	2015
	First	Second	Third	Fourth
Revenues	$1,263.7	$1,270.4	$1,309.5	$1,370.7
Net income	42.0	49.8	45.8	55.4
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.1)	(3.4)	(2.2)	(2.4)
Net income attributable to LifePoint Health, Inc.	$38.9	$46.4	$43.6	$53.0

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.88	$1.05	$0.99	$1.22
Diluted	$0.84	$1.00	$0.94	$1.16

	2014
	First	Second	Third	Fourth
Revenues	$1,007.2	$1,047.0	$1,166.0	$1,262.9
Net income	37.7	41.8	28.7	26.7
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(0.6)	(2.7)	(1.2)	(4.3)
Net income attributable to LifePoint Health, Inc.	$37.1	$39.1	$27.5	$22.4

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.81	$0.88	$0.61	$0.50
Diluted	$0.78	$0.84	$0.59	$0.48

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 14. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes, 5.5% Senior Notes and 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Senior Credit Agreement. The guarantors are 100% owned by the Company. Additionally, the guarantees are full and unconditional and are subject to customary release provisions as set forth in the agreements for the 6.625% Senior Notes, the 5.5% Senior Notes and the 5.875% Senior Notes.

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,419.8	$2,594.6	$-	$6,014.4
Provision for doubtful accounts	-	496.9	303.2	-	800.1
Revenues	-	2,922.9	2,291.4	-	5,214.3

Salaries and benefits	35.0	1,342.2	1,119.7	-	2,496.9
Supplies	-	422.2	392.8	-	815.0
Other operating expenses	(0.7)	729.6	517.5	-	1,246.4
Other income	-	(35.8)	(13.9)	-	(49.7)
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Depreciation and amortization	-	180.0	99.0	-	279.0
Interest expense, net	35.5	66.3	12.6	-	114.4
Impairment charges	-	13.8	-	-	13.8
Other non-operating gain	-	(4.0)	-	-	(4.0)
Management (income) fees	-	(59.7)	59.7	-	-
	(190.9)	2,654.6	2,187.4	260.7	4,911.8

Income before income taxes	190.9	268.3	104.0	(260.7)	302.5
Provision for income taxes	9.0	100.5	-	-	109.5
Net income	181.9	167.8	104.0	(260.7)	193.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(10.3)	-	(11.1)
Net income attributable to LifePoint
Health, Inc.	$181.9	$167.0	$93.7	$(260.7)	$181.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,482.6	$1,818.3	$-	$5,300.9
Provision for doubtful accounts	-	576.5	241.3	-	817.8
Revenues	-	2,906.1	1,577.0	-	4,483.1

Salaries and benefits	29.7	1,331.5	773.3	-	2,134.5
Supplies	-	419.4	279.6	-	699.0
Other operating expenses	(0.6)	750.4	337.5	-	1,087.3
Other income	-	(56.8)	(15.1)	-	(71.9)
Equity in earnings of affiliates	(196.9)	-	-	196.9	-
Depreciation and amortization	-	180.0	70.5	-	250.5
Interest expense, net	43.4	68.9	10.7	-	123.0
Impairment charges	-	57.7	-	-	57.7
Management (income) fees	-	(45.1)	45.1	-	-
	(124.4)	2,706.0	1,501.6	196.9	4,280.1

Income before income taxes	124.4	200.1	75.4	(196.9)	203.0
(Benefit) provision for income taxes	(1.7)	69.8	-	-	68.1
Net income	126.1	130.3	75.4	(196.9)	134.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.0)	(7.8)	-	(8.8)
Net income attributable to LifePoint
Health, Inc.	$126.1	$129.3	$67.6	$(196.9)	$126.1

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,333.8	$1,094.9	$-	$4,428.7
Provision for doubtful accounts	-	593.4	157.0	-	750.4
Revenues	-	2,740.4	937.9	-	3,678.3

Salaries and benefits	25.4	1,265.2	436.8	-	1,727.4
Supplies	-	398.9	178.2	-	577.1
Other operating expenses	0.8	697.2	202.9	-	900.9
Other income	-	(55.4)	(8.7)	-	(64.1)
Equity in earnings of affiliates	(182.2)	-	-	182.2	-
Depreciation and amortization	-	175.3	52.9	-	228.2
Interest expense, net	21.5	66.7	8.8	-	97.0
Other non-operating loss (gain)	5.9	-	(5.6)	-	0.3
Management (income) fees	-	(14.1)	14.1	-	-
	(128.6)	2,533.8	879.4	182.2	3,466.8

Income from continuing operations
before income taxes	128.6	206.6	58.5	(182.2)	211.5
Provision for income taxes	0.4	78.9	-	-	79.3
Income from continuing operations	128.2	127.7	58.5	(182.2)	132.2
Income from discontinued operations,
net of taxes	-	0.4	-	-	0.4
Net income	128.2	128.1	58.5	(182.2)	132.6
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(3.6)	-	(4.4)
Net income attributable to LifePoint
Health, Inc.	$128.2	$127.3	$54.9	$(182.2)	$128.2

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net income	$181.9	$167.8	$104.0	$(260.7)	$193.0

Other comprehensive income, net
of income taxes:
Unrealized gain on changes in
funded status of pension
benefit obligations	1.7	0.2	2.4	(2.6)	1.7
Other comprehensive income	1.7	0.2	2.4	(2.6)	1.7

Comprehensive income	183.6	168.0	106.4	(263.3)	194.7
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(10.3)	-	(11.1)
Comprehensive income attributable
to LifePoint Health, Inc.	$183.6	$167.2	$96.1	$(263.3)	$183.6

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net income	$126.1	$130.3	$75.4	$(196.9)	$134.9

Other comprehensive loss, net
of income taxes:
Unrealized loss on changes in
funded status of pension
benefit obligations	(7.8)	(2.6)	(9.4)	12.0	(7.8)
Other comprehensive loss	(7.8)	(2.6)	(9.4)	12.0	(7.8)

Comprehensive income	118.3	127.7	66.0	(184.9)	127.1
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.0)	(7.8)	-	(8.8)
Comprehensive income attributable
to LifePoint Health, Inc.	$118.3	$126.7	$58.2	$(184.9)	$118.3

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6

Other comprehensive income, net
of income taxes:
Unrealized gain on changes in
funded status of pension
benefit obligations	3.2	0.2	4.9	(5.1)	3.2
Other comprehensive income	3.2	0.2	4.9	(5.1)	3.2

Comprehensive income	131.4	128.3	63.4	(187.3)	135.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.8)	(3.6)	-	(4.4)
Comprehensive income attributable
to LifePoint Health, Inc.	$131.4	$127.5	$59.8	$(187.3)	$131.4

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$200.9	$83.1	$-	$284.0
Accounts receivable, net	-	442.7	301.0	-	743.7
Inventories	-	75.1	52.6	-	127.7
Prepaid expenses	0.1	27.8	22.9	-	50.8
Other current assets	-	28.3	31.5	-	59.8
	0.1	774.8	491.1	-	1,266.0
Property and equipment:
Land	-	74.0	88.8	-	162.8
Buildings and improvements	-	1,546.1	726.2	-	2,272.3
Equipment	-	1,344.0	423.8	-	1,767.8
Construction in progress	-	72.2	47.2	-	119.4
	-	3,036.3	1,286.0	-	4,322.3
Accumulated depreciation	-	(1,523.7)	(316.3)	-	(1,840.0)
	-	1,512.6	969.7	-	2,482.3
Intangible assets, net	-	30.2	40.4	-	70.6
Investments in subsidiaries	2,286.0	-	-	(2,286.0)	-
Due from subsidiaries	2,716.2	-	-	(2,716.2)	-
Other long-term assets	12.7	469.8	27.9	-	510.4
Goodwill	-	1,466.3	201.2	-	1,667.5
Total assets	$5,015.0	$4,253.7	$1,730.3	$(5,002.2)	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$91.2	$73.1	$-	$164.3
Accrued salaries	7.4	115.6	83.0	-	206.0
Income taxes payable	28.9	-	-	-	28.9
Other current liabilities	14.4	106.8	73.3	-	194.5
Current maturities of long-term debt	22.5	1.0	1.5	-	25.0
	73.2	314.6	230.9	-	618.7
Long-term debt, net	2,582.9	48.1	12.8	-	2,643.8
Due to Parent	-	2,044.4	671.8	(2,716.2)	-
Deferred income taxes	94.4	-	-	-	94.4
Long-term portion of reserves for self-insurance claims	-	104.5	50.2	-	154.7
Other long-term liabilities	0.6	25.4	46.8	-	72.8
Total liabilities	2,751.1	2,537.0	1,012.5	(2,716.2)	3,584.4
Redeemable noncontrolling interests	-	-	103.6	-	103.6
Total LifePoint Health, Inc. stockholders' equity	2,263.9	1,715.2	570.8	(2,286.0)	2,263.9
Noncontrolling interests	-	1.5	43.4	-	44.9
Total equity	2,263.9	1,716.7	614.2	(2,286.0)	2,308.8
Total liabilities and equity	$5,015.0	$4,253.7	$1,730.3	$(5,002.2)	$5,996.8

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$62.0	$129.5	$-	$191.5
Accounts receivable, net	-	451.4	301.2	-	752.6
Inventories	-	71.3	43.9	-	115.2
Prepaid expenses	0.1	29.1	16.2	-	45.4
Income taxes receivable	33.0	-	-		33.0
Other current assets	-	53.5	32.2	-	85.7
	33.1	667.3	523.0	-	1,223.4
Property and equipment:
Land	-	70.0	64.8	-	134.8
Buildings and improvements	-	1,542.2	613.7	-	2,155.9
Equipment	-	1,289.9	343.9	-	1,633.8
Construction in progress	-	49.6	23.3	-	72.9
	-	2,951.7	1,045.7	-	3,997.4
Accumulated depreciation	-	(1,398.3)	(221.6)	-	(1,619.9)
	-	1,553.4	824.1	-	2,377.5
Intangible assets, net	-	34.6	34.5	-	69.1
Investments in subsidiaries	2,025.6	-	-	(2,025.6)	-
Due from subsidiaries	2,352.1	-	-	(2,352.1)	-
Other long-term assets	9.4	19.4	20.4	-	49.2
Goodwill	-	1,440.5	195.6	-	1,636.1
Total assets	$4,420.2	$3,715.2	$1,597.6	$(4,377.7)	$5,355.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$90.4	$68.1	$-	$158.5
Accrued salaries	-	130.9	71.5	-	202.4
Other current liabilities	14.5	112.7	76.0	-	203.2
Current maturities of long-term debt	16.9	0.9	1.4	-	19.2
	31.4	334.9	217.0	-	583.3
Long-term debt, net	2,108.6	49.1	12.7	-	2,170.4
Due to Parent	-	1,634.6	717.5	(2,352.1)	-
Deferred income taxes	114.7	-	-	-	114.7
Long-term portion of reserves for self-insurance claims	-	103.1	30.1	-	133.2
Other long-term liabilities	10.9	24.7	49.1	-	84.7
Total liabilities	2,265.6	2,146.4	1,026.4	(2,352.1)	3,086.3
Redeemable noncontrolling interests	-	-	87.1	-	87.1
Total LifePoint Health, Inc. stockholders' equity	2,154.6	1,567.0	458.6	(2,025.6)	2,154.6
Noncontrolling interests	-	1.8	25.5	-	27.3
Total equity	2,154.6	1,568.8	484.1	(2,025.6)	2,181.9
Total liabilities and equity	$4,420.2	$3,715.2	$1,597.6	$(4,377.7)	$5,355.3

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$181.9	$167.8	$104.0	$(260.7)	$193.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(260.7)	-	-	260.7	-
Stock-based compensation	30.0	-	-	-	30.0
Depreciation and amortization	-	180.0	99.0	-	279.0
Amortization of physician minimum revenue guarantees	-	10.1	1.9	-	12.0
Amortization of debt issuance costs, discount and premium	5.1	-	-	-	5.1
Impairment charges	-	13.8	-	-	13.8
Other non-operating gain	-	(4.0)	-	-	(4.0)
Deferred income tax benefit	(14.4)	-	-	-	(14.4)
Reserve for self-insurance claims, net of payments	-	(7.3)	25.2	-	17.9
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	7.0	31.7	-	38.7
Inventories, prepaid expenses and other current assets	-	25.0	(5.1)	-	19.9
Accounts payable, accrued salaries and other current liabilities	7.3	(15.7)	(16.3)	-	(24.7)
Income taxes payable/receivable	61.9	-	-	-	61.9
Other	(0.9)	(0.5)	0.3	-	(1.1)
Net cash provided by operating activities	10.2	376.2	240.7	-	627.1

Cash flows from investing activities:
Purchases of property and equipment	-	(156.8)	(117.9)	-	(274.7)
Acquisitions, net of cash acquired	-	(488.2)	(131.2)	-	(619.4)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	(1.0)	-	-	-	(1.0)
Net cash used in investing activities	(1.0)	(626.2)	(249.1)	-	(876.3)

Cash flows from financing activities:
Proceeds from borrowings	500.0	-	-	-	500.0
Payments of borrowings	(16.9)	-	-	-	(16.9)
Repurchases of common stock	(134.5)	-	-	-	(134.5)
Payments of debt issuance costs	(7.2)	-	-	-	(7.2)
Proceeds from exercise of stock options	11.5	-	-	-	11.5
Change in intercompany balances with affiliates, net	(362.1)	388.0	(25.9)	-	-
Other	-	0.9	(12.1)	-	(11.2)
Net cash (used in) provided by financing activities	(9.2)	388.9	(38.0)	-	341.7

Change in cash and cash equivalents	-	138.9	(46.4)	-	92.5
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$200.9	$83.1	$-	$284.0

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$126.1	$130.3	$75.4	$(196.9)	$134.9
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(196.9)	-	-	196.9	-
Stock-based compensation	27.3	-	-	-	27.3
Depreciation and amortization	-	180.0	70.5	-	250.5
Amortization of physician minimum revenue guarantees	-	13.1	1.6	-	14.7
Amortization of debt issuance costs, discounts and premium	14.0	-	-	-	14.0
Impairment charges	-	57.7	-	-	57.7
Deferred income taxes	22.8	-	-	-	22.8
Reserve for self-insurance claims, net of payments	-	7.9	3.8	-	11.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(5.9)	(48.4)	-	(54.3)
Inventories, prepaid expenses and other current assets	-	(6.1)	(12.5)	-	(18.6)
Accounts payable, accrued salaries and other current liabilities	2.4	(38.6)	21.8	-	(14.4)
Income taxes payable/receivable	(35.5)	-	-	-	(35.5)
Other	(0.8)	1.8	0.5	-	1.5
Net cash (used in) provided by operating activities	(40.6)	340.2	112.7	-	412.3

Cash flows from investing activities:
Purchases of property and equipment	-	(139.0)	(68.1)	-	(207.1)
Acquisitions, net of cash acquired	-	(11.4)	(254.2)	-	(265.6)
Other	(3.2)	3.3	(0.6)	-	(0.5)
Net cash used in investing activities	(3.2)	(147.1)	(322.9)	-	(473.2)

Cash flows from financing activities:
Proceeds from borrowings	412.0	-	-	-	412.0
Payments of borrowings	(585.4)	-	-	-	(585.4)
Repurchases of common stock	(222.3)	-	-	-	(222.3)
Payments of debt issuance costs	(7.2)	-	-	-	(7.2)
Proceeds from exercise of stock options	23.9	-	-	-	23.9
Change in intercompany balances with affiliates, net	423.0	(689.9)	266.9	-	-
Other	(0.2)	0.5	(6.8)	-	(6.5)
Net cash provided by (used in) financing activities	43.8	(689.4)	260.1	-	(385.5)

Change in cash and cash equivalents	-	(496.3)	49.9	-	(446.4)
Cash and cash equivalents at beginning of period	-	558.3	79.6	-	637.9
Cash and cash equivalents at end of period	$-	$62.0	$129.5	$-	$191.5

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$128.2	$128.1	$58.5	$(182.2)	$132.6
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Income from discontinued operations	-	(0.4)	-	-	(0.4)
Equity in earnings of affiliates	(182.2)	-	-	182.2	-
Stock-based compensation	25.4	-	-	-	25.4
Depreciation and amortization	-	175.3	52.9	-	228.2
Amortization of physician minimum revenue guarantees	-	15.5	1.7	-	17.2
Amortization of debt issuance costs and discounts	26.9	-	-	-	26.9
Other non-operating loss (gain)	5.9	-	(5.6)	-	0.3
Deferred income tax benefit	(20.4)	-	-	-	(20.4)
Reserve for self-insurance claims, net of payments	-	(0.7)	4.0	-	3.3
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(22.9)	(4.1)	-	(27.0)
Inventories, prepaid expenses and other current assets	-	(15.0)	(2.1)	-	(17.1)
Accounts payable, accrued salaries and other current liabilities	(0.1)	(10.9)	(5.3)	-	(16.3)
Income taxes payable/receivable	1.8	-	-	-	1.8
Other	-	(0.7)	0.3	-	(0.4)
Net cash (used in) provided by operating activities -
continuing operations	(14.5)	268.3	100.3	-	354.1
Net cash used in operating activities - discontinued operations	-	(0.1)	-	-	(0.1)
Net cash (used in) provided by operating activities	(14.5)	268.2	100.3	-	354.0

Cash flows from investing activities:
Purchases of property and equipment	-	(149.4)	(35.8)	-	(185.2)
Acquisitions, net of cash acquired	-	(46.4)	(141.7)	-	(188.1)
Other	(1.9)	1.3	1.6	-	1.0
Net cash used in investing activities	(1.9)	(194.5)	(175.9)	-	(372.3)

Cash flows from financing activities:
Proceeds from borrowings	1,053.0	-	-	-	1,053.0
Payments of borrowings	(453.7)	-	-	-	(453.7)
Repurchases of common stock	(39.1)	-	-	-	(39.1)
Payments of debt issuance costs	(20.0)	-	-	-	(20.0)
Proceeds from exercise of stock options	39.2	-	-	-	39.2
Change in intercompany balances with affiliates, net	(562.6)	459.7	102.9	-	-
Other	(0.4)	(0.1)	(7.7)	-	(8.2)
Net cash provided by financing activities	16.4	459.6	95.2	-	571.2

Change in cash and cash equivalents	-	533.3	19.6	-	552.9
Cash and cash equivalents at beginning of period	-	25.0	60.0	-	85.0
Cash and cash equivalents at end of period	$-	$558.3	$79.6	$-	$637.9

LIFEPOINT HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 15. Subsequent Events

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $190.9 million, including net working capital as well as the assumption of certain capital lease obligations.  The purchase price of Frye and Central Carolina, which was paid on December 31, 2015, is reflected as a deposit and is included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

Additionally, effective January 1, 2016, the Company acquired St. Francis Hospital (“St. Francis”), a 376 bed acute care hospital located in Columbus, Georgia for approximately $257.1 million. The purchase price of St. Francis, which was paid on December 31, 2015, is reflected as a deposit and is included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

Lastly, effective February 1, 2016, the Company acquired Providence Hospitals (“Providence”) for approximately $132.2 million, including net working capital.  Providence is comprised of Providence Hospital (Downtown), a 258 bed acute care hospital, and Providence Hospital Northeast, a 74 bed acute care hospital, each located in Columbia, South Carolina.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 12, 2016.

LIFEPOINT HEALTH, INC.

By:	/s/ WILLIAM F. CARPENTER III
William F. Carpenter III
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

3
Name	Title	Date

/s/ WILLIAM F. CARPENTER III William F. Carpenter III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 12, 2016

/s/ LEIF M. MURPHY Leif M. Murphy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016

/s/ MICHAEL S. COGGIN Michael S. Coggin	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2016

/s/ GREGORY T. BIER Gregory T. Bier	Director	February 12, 2016

/s/ RICHARD H. EVANS Richard H. Evans	Lead Director	February 12, 2016

/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr.	Director	February 12, 2016

/s/ MICHAEL P. HALEY Michael P. Haley	Director	February 12, 2016

/s/ MARGUERITE W. KONDRACKE Marguerite W. Kondracke	Director	February 12, 2016

/s/ JOHN E. MAUPIN, JR. John E. Maupin, Jr.	Director	February 12, 2016

/s/ REED V. TUCKSON	Director	February 12, 2016
Reed V. Tuckson

Exhibit Number		Description of Exhibits
3.1	—

Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-51251).

3.2	—	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).
4.1	—

Form of Specimen Stock Certificate (incorporated by reference from exhibits to the Registration Statement on Form S-4, as amended, filed by Historic LifePoint Hospitals, Inc. on October 25, 2004, File No. 333-119929).

4.2	—

Amended and Restated Rights Agreement, dated February 25, 2009, by and between LifePoint Hospitals, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed February 25, 2009, File No. 000-51251).

4.3	—

Amendment No. 1 to Amended and Restated Rights Agreement by and between LifePoint Health, Inc. and American Stock Transfer & Trust Company, LLC, dated as of September 21, 2015 (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed September 21, 2015, File No. 000-51251).

4.4	—

Indenture, dated September 23, 2010, by and among LifePoint Hospitals, Inc., the guarantors named therein and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 6.625% Senior Notes due 2020) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 27, 2010, File No. 000-51251).

4.5	—

Supplemental Indenture, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc. the guarantors named herein and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of September 23, 2010, as supplemented (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed August 26, 2013, File No. 000-51251).

4.6	—

Indenture, dated as of December 6, 2013, by and among LifePoint Hospitals, Inc., the Guarantors (as defined therein) and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.5% Senior Note due 2021) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 9, 2013, File No. 000-51251).

4.7	—

Senior Debt Securities Indenture, dated as of December 4, 2015, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

4.8	—

Supplemental Indenture, dated as of December 4, 2015, by and among the Company, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.875% Senior Notes due 2023) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed December 4, 2015, File No. 000-51251).

10.1	—

Computer and Data Processing Services Agreement dated May 19, 2008, by and between HCA Information Technology Services, Inc. and LifePoint Hospitals, Inc. (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 21, 2008, File No. 000-51251).

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

LifePoint Hospitals, Inc. Change in Control Severance Plan, as amended and restated (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 16, 2008, File No. 000-51251).*

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

10.15	—	LifePoint Hospitals Deferred Compensation Plan (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 15, 2009, File No. 000-51251).*
10.16	—

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

Amendment to the LifePoint Hospitals Deferred Compensation Plan, dated November 24, 2014 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, File No. 000-51251).*

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

Incremental Facility Amendment No. 1, dated as of February 6, 2013, by and among LifePoint Hospitals, Inc., as borrower, the lenders referred to therein, Citibank, N.A., as administrative agent, and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as leads arrangers, to the Credit Agreement, dated as of July 24, 2012, among Borrower, the lenders referred to therein,  Citibank, N.A. as administrative agent, Bank of America, N.A. and Barclays Bank PLC as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference from exhibits to the LifePoint Hospitals, Inc.  Current Report on Form 8-K filed February 7, 2013, File No. 000-51251).

10.21	—

Credit Agreement Amendment No. 2, dated as of August 23, 2013, by and among LifePoint Hospitals, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and consented to by Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as lead arrangers, to that certain Credit Agreement, dated as of July 24, 2012, among LifePoint Hospitals, Inc., the lenders party thereto, the Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as co-syndication agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as joint lead arrangers and joint bookrunners, as amended by Incremental Facility Amendment No. 1 dated as of February 6, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed August 26, 2013, File No. 000-51251).

10.22	—

Executive Severance and Restrictive Covenant Agreement, dated December 11, 2008, by and between LifePoint CSGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-51251).*

10.23	—

First Amendment to the Amended and Restated Executive Severance and Restrictive Covenant Agreement, dated December 11, 2012, by and between HSCGP, LLC and William F. Carpenter III (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed December 17, 2012, File No. 000-51251).*

10.24	—

Recoupment Policy Relating to Unearned Incentive Compensation of Executive Officers (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed May 20, 2008, File No. 000-51251).*

10.25	—	LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from Appendix A to the LifePoint Hospitals, Inc. Proxy Statement filed April 24, 2013, File No. 000-51251).*
10.26	—

Amendment to the LifePoint Health, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 4, 2015, File No. 000-51251).

10.27	—

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

10.30	—

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

10.35	—

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, File No. 000-51251).*

10.36	—	Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Restricted Stock Unit Agreement (performance-based vesting; deferral provision) (filed herewith).*
10.37	—

Form of LifePoint Hospitals, Inc. 2013 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 000-51251).*

10.38	—

Form of Indemnification Agreement (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 000-51251).*

10.39	—

Voluntary Resignation Agreement and General Release by and between Jeffrey S. Sherman and HSGCP, LLC, dated September 4, 2013 (incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Current Report on Form 8-K filed September 6, 2013, File No. 000-51251).*

12.1	—	Ratio of Earnings to Fixed Charges
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	—	XBRL Instance Document**
101.SCH	—	XBRL Taxonomy Extension Schema Document**
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	—	XBRL Taxonomy Definition Linkbase Document**
101.LAB	—	XBRL Taxonomy Label Linkbase Document**
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document**

______________

*-  Management Compensation Plan or Arrangement

** -   Furnished electronically herewith