Form 10-Q
period 2016-03-31
LIFEPOINT HEALTH, INC.
filed 2016-04-29
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April  22, 2016, the number of outstanding shares of the registrant’s Common Stock was 43,415,921.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended
	March 31,
	2016	2015
Revenues before provision for doubtful accounts	$1,800.8	$1,451.6
Provision for doubtful accounts	220.1	187.9
Revenues	1,580.7	1,263.7

Salaries and benefits	765.7	611.2
Supplies	262.4	196.8
Other operating expenses	397.3	293.6
Other income	(6.3)	(11.7)
Depreciation and amortization	86.3	68.0
Interest expense, net	37.5	28.4
Impairment charges	1.2	11.6
	1,544.1	1,197.9

Income before income taxes	36.6	65.8
Provision for income taxes	12.7	23.8
Net income	23.9	42.0
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(2.3)	(3.1)
Net income attributable to LifePoint Health, Inc.	$21.6	$38.9

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.50	$0.88
Diluted	$0.48	$0.84

Weighted average shares and dilutive securities outstanding:
Basic	43.2	44.1
Diluted	44.5	46.1

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2016	2015 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$187.0	$284.0
Accounts receivable, less allowances for doubtful accounts of $833.4 and $796.8 at
March 31, 2016 and December 31, 2015, respectively	935.7	743.7
Inventories	150.5	127.7
Prepaid expenses	62.7	50.8
Other current assets	92.7	59.8
	1,428.6	1,266.0
Property and equipment:
Land	184.0	162.8
Buildings and improvements	2,695.8	2,272.3
Equipment	1,924.5	1,767.8
Construction in progress (estimated costs to complete and equip after March 31, 2016 is $216.5)	140.5	119.4
	4,944.8	4,322.3
Accumulated depreciation	(1,917.8)	(1,840.0)
	3,027.0	2,482.3

Intangible assets, net	69.2	70.6
Other long-term assets	74.5	510.4
Goodwill	1,720.9	1,667.5
Total assets	$6,320.2	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214.0	$164.3
Accrued salaries	232.0	206.0
Income taxes payable	45.8	28.9
Other current liabilities	314.1	194.5
Current maturities of long-term debt	27.0	25.0
	832.9	618.7

Long-term debt, net	2,714.2	2,643.8
Deferred income taxes	87.8	94.4
Long-term portion of reserves for self-insurance claims	159.4	154.7
Other long-term liabilities	86.0	72.8
Total liabilities	3,880.3	3,584.4

Redeemable noncontrolling interests	105.7	103.6

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,010,124 and
66,613,238 shares issued at March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	1,563.0	1,556.4
Accumulated other comprehensive loss	(2.7)	(2.7)
Retained earnings	1,676.6	1,655.0
Common stock in treasury, at cost, 23,601,754 and 23,480,203 shares at March 31, 2016
and December 31, 2015, respectively	(953.0)	(945.5)
Total LifePoint Health, Inc. stockholders' equity	2,284.6	2,263.9
Noncontrolling interests	49.6	44.9
Total equity	2,334.2	2,308.8
Total liabilities and equity	$6,320.2	$5,996.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$23.9	$42.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	9.0	7.6
Depreciation and amortization	86.3	68.0
Amortization of physician minimum revenue guarantees	2.6	3.2
Amortization of debt issuance costs, discount and premium	1.5	1.2
Impairment charges	1.2	11.6
Deferred income taxes (benefit)	(4.7)	12.3
Reserve for self-insurance claims, net of payments	25.5	4.1
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(124.2)	6.2
Inventories, prepaid expenses and other current assets	(14.5)	14.1
Accounts payable, accrued salaries and other current liabilities	70.7	4.0
Income taxes payable/receivable	16.9	8.0
Other	(5.5)	(2.7)
Net cash provided by operating activities	88.7	179.6

Cash flows from investing activities:
Purchases of property and equipment	(52.6)	(41.1)
Acquisitions, net of cash acquired	(118.4)	(13.3)
Other	(0.2)	0.2
Net cash used in investing activities	(171.2)	(54.2)

Cash flows from financing activities:
Proceeds from borrowings	75.0	-
Payments of borrowings	(80.6)	(2.8)
Repurchases of common stock	(7.5)	(33.8)
Proceeds from exercise of stock options	1.3	7.0
Other	(2.7)	(5.4)
Net cash used in financing activities	(14.5)	(35.0)

Change in cash and cash equivalents	(97.0)	90.4
Cash and cash equivalents at beginning of period	284.0	191.5
Cash and cash equivalents at end of period	$187.0	$281.9

Supplemental disclosure of cash flow information:
Interest payments	$4.5	$4.5
Capitalized interest	$1.0	$0.4
Income tax payments, net	$0.3	$3.6

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March  31, 2016

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2015 (a)	43.1	$0.7	$1,556.4	$(2.7)	$1,655.0	$(945.5)	$44.9	$2,308.8
Net income	-	-	-	-	21.6	-	(0.6)	21.0
Exercise of stock options and tax
benefits of stock-based awards	0.4	-	3.3	-	-	-	-	3.3
Stock-based compensation	-	-	9.0	-	-	-	-	9.0
Repurchases of common stock,
at cost	(0.1)	-	-	-	-	(7.5)	-	(7.5)
Noncash change in noncontrolling
interests as a result of acquisition	-	-	(5.7)	-	-	-	5.7	-
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(0.4)	(0.4)
Balance at March 31, 2016	43.4	$0.7	$1,563.0	$(2.7)	$1,676.6	$(953.0)	$49.6	$2,334.2

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Note 1. Organization, Basis of Presentation and Recently Issued Accounting Standards

Organization

LifePoint Health, Inc., a Delaware corporation, acting through its subsidiaries, owns and operates community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities in 22 states throughout the United States (“U.S.”). Unless the context otherwise indicates, LifePoint Health, Inc. and its subsidiaries are referred to herein as "LifePoint" or the “Company.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Additionally, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through its direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or controlling member of such entities, including Duke LifePoint Healthcare, a joint venture between LifePoint and a wholly-controlled affiliate of Duke University Health System, Inc., and the Regional Health Network of Kentucky and Southern Indiana, a joint venture between LifePoint and Norton Healthcare, Inc.  Furthermore, the Company consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity.  All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Adoption of Recently Issued Accounting Standards

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The Company adopted ASU 2015-16 during the three months ended March 31, 2016, which had no impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

ASU 2015-5, “Intangibles – Goodwill and Other – Internal-Use Software”

In April 2015, the FASB issued ASU 2015-5, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2015-5”).  ASU 2015-5 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, ASU 2015-5 specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-5 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-5 during the three months ended March 31, 2016, which had no material impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”).  The Company adopted ASU 2015-2 during the three months ended March 31, 2016, which had no impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

Accounting Standards Not Yet Adopted

ASU 2016-9, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”).  ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements.  ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position, results of operations and cash flows.

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The Company anticipates that the adoption of ASU 2016-2 will have a significant impact on its financial position, results of operations, cash flows and financial disclosures. Additionally, the Company is currently evaluating the impact that the adoption of this standard will have on its policies and procedures and control framework.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted starting with annual periods beginning after December 31, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$453.0	28.7%	$377.9	29.9%
Medicaid	229.5	14.5	197.4	15.6
HMOs, PPOs and other private insurers	879.1	55.6	681.1	53.9
Self-pay	193.8	12.3	164.3	13.0
Other	45.4	2.8	30.9	2.5
Revenues before provision for doubtful accounts	1,800.8	113.9	1,451.6	114.9
Provision for doubtful accounts	(220.1)	(13.9)	(187.9)	(14.9)
Revenues	$1,580.7	100.0%	$1,263.7	100.0%

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

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the three months ended March 31, 2016 (in millions):

Balance at January 1, 2016	$796.8
Additions recognized as a reduction to revenues	220.1
Accounts written off, net of recoveries	(183.5)
Balance at March 31, 2016	$833.4

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 47.1% and 51.7% as of March  31, 2016 and December 31, 2015, respectively. The decrease in the resulting ratio of the allowance for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at March 31, 2016 as compared to December 31, 2015 is primarily a result of our recent acquisitions, including growth in our outstanding accounts receivable generated subsequent to our purchase of certain recently acquired facilities due to the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs.  Additionally, as of March 31, 2016 and December 31, 2015, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 89.5% and 88.9%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $60.6 million and $53.9 million for the three months ended March 31, 2016 and 2015, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $8.4 million and $8.1 million for the three months ended March 31, 2016 and 2015,  respectively.  Additionally, included in the Company’s health support center overhead costs are transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $5.0 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) and senior secured incremental term loans (the “Incremental Term Loans”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”) and 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”), excluding unamortized debt issuance costs, discount and premium, as of March 31, 2016 and December 31, 2015 were as follows (in millions):

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Senior Credit Agreement:
Term Facility	$399.4	$405.0	$398.9	$404.5
Incremental Term Loans	$222.6	$222.6	$222.3	$222.3
6.625% Senior Notes	$400.0	$400.0	$416.0	$414.0
5.5% Senior Notes	$1,100.0	$1,100.0	$1,141.3	$1,105.5
5.875% Senior Notes	$500.0	$500.0	$520.0	$506.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.

Note 5. Acquisitions

Central North Carolina Market

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $190.9 million in cash, including net working capital plus the assumption of certain capital lease obligations of approximately $78.0 million.  The purchase price of Frye and Central Carolina, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

The results of operations of Frye and Central Carolina are included in the Company’s results of operations beginning on January 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisitions of Frye and Central Carolina have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

St. Francis Hospital

Effective January 1, 2016, the Company acquired St. Francis Hospital (“St. Francis”), a 376 bed acute care hospital located in Columbus, Georgia for approximately $242.5 million, net of cash acquired. The purchase price of St. Francis, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

The results of operations of St. Francis are included in the Company’s results of operations beginning on January 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of St. Francis have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Providence Hospitals

Effective February 1, 2016, the Company acquired Providence Hospitals (“Providence”) for approximately $132.2 million, including net working capital.  Providence is comprised of Providence Hospital (Downtown), a 258 bed acute care hospital, and Providence Hospital Northeast, a 74 bed acute care hospital, each located in Columbia, South Carolina.

The results of operations of Providence are included in the Company’s results of operations beginning on February 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Providence have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements for approximately $0.4 million during the three months ended March  31, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Note 6. Goodwill and Intangible Assets

Goodwill

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles — Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on a combination of the income approach, which estimates the fair value of the Company based on its future discounted cash flows, and the market approach, which estimates the fair value of the Company based on comparable market prices. The Company performed its most recent annual impairment test as of October 1, 2015 and did not incur an impairment charge.

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 (in millions):

	March 31,	December 31,
	2016	2015
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$47.2	$48.9
Accumulated amortization	(28.7)	(28.9)
Net total	18.5	20.0
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(11.7)	(11.2)
Net total	8.5	9.0
Total amortized intangible assets
Gross carrying amount	67.4	69.1
Accumulated amortization	(40.4)	(40.1)
Net total	27.0	29.0

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	30.7	30.6
Licenses, provider numbers, accreditations and other	11.5	11.0
Net total	42.2	41.6

Total intangible assets:
Gross carrying amount	109.6	110.7
Accumulated amortization	(40.4)	(40.1)
Net total	$69.2	$70.6

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $7.8 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

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

Note 7.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2014 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2015 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 3, 2016. As of March 31, 2016, the Company had remaining authority to repurchase $125.0 million in shares in accordance with the 2015 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2015 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the three months ended March 31, 2015.  The Company did not repurchase any shares in accordance with its repurchase plans during the three months ended March 31, 2016.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March 31, 2016 and 2015 for aggregate purchase prices of approximately $7.5 million and $8.8 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Stock Options

The Company granted options to purchase 908,411 and 816,750 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2016 and 2015, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the three months ended March 31, 2016 and 2015 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

The Company estimated the fair value of stock options granted using a binomial lattice option valuation model and a single option award approach.  The Company uses a binomial lattice option valuation model because it considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term.  In addition, the complications surrounding the expected term of an option are material, as indicated in ASC 718-10.  Given the Company’s relatively large pool of unexercised options, the Company believes a binomial lattice option valuation model that specifically addresses this fact and models a full term of exercises is the most appropriate and reliable means of valuing its stock options.   The Company is amortizing the fair value on a straight-line basis over the requisite service period of the awards, which is the vesting period of three years.  The stock options vest 33.3% on each grant anniversary date over three years of continued employment.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Expected volatility	32.2%	29.0%
Risk-free interest rate	1.76%	1.96%
Expected dividends	-	-
Average expected term (years)	5.9	5.3
Fair value per share of stock options granted	$19.58	$18.65

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.8 million and $4.5 million, respectively. The Company received $1.3 million and $7.0 million in cash from stock option exercises for the three months ended March 31, 2016 and 2015, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the three months ended March 31, 2016 and 2015.

As of March  31, 2016, there was $26.0 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

Other Stock-Based Awards

The Company granted 127,748 and 111,216 restricted stock units to certain officers and employees in accordance with the 2013 LTIP during the three months ended March 31, 2016 and 2015, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the three months ended March 31, 2016 and 2015, the Company granted 159,248 targeted performance-based restricted stock units subject to the achievement of a combination of performance and market conditions and 145,000 targeted performance-based restricted stock units subject to the achievement of a  market condition, respectively. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three years.

The performance condition for the targeted performance-based restricted stock units granted during the three months ended March 31, 2016 are based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The market condition for the targeted performance-based restricted stock units granted during each of the three months ended March 31, 2016 and 2015 are based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.

The fair value of these restricted stock units was determined based on a combination, where applicable, of the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.   The Company recognizes compensation expense for the portion of the targeted performance-based restricted stock units subject to market conditions even if the condition is never satisfied. However, if the performance conditions are not met for the portion of the targeted performance-based restricted stock units subject to such performance conditions, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.

As of March 31, 2016,  there was $34.8 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015
Equity awards:
Other stock-based awards	$5.3	$4.7
Stock options	3.7	2.9
	9.0	7.6
Liability awards:
Other stock-based awards	(1.5)	0.7
Total stock-based compensation expense	$7.5	$8.3
Tax benefit on stock-based compensation expense	$3.0	$3.3

     The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2016 or 2015.  As of March 31, 2016, there was $60.8 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

Note 9. Commitments and Contingencies

Legal Proceedings and General Liability Claims

Healthcare facilities are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within the later of 60 days of identification or the date any corresponding cost report is due (if applicable). Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the federal physician self-referral law (Stark law)); and (3) self-disclosing to the Centers for Medicare and Medicaid Services (“CMS”)  via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

The Company does not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against the Company.  Therefore, the final amounts paid to resolve such matters, claims and obligations could be material and could materially differ from amounts currently recorded, if any.  Any such changes in the Company’s estimates or any adverse judgments could materially adversely impact the Company’s future results of operations and cash flows.

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at March 31, 2016 has recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, the Company and two of its affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the Department of Justice. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General Hospital produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and the Company continues to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, the Company notified patients of these two physicians who may have received an unnecessary procedure of such fact.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

The Company and/or Vaughan Regional Medical Center and several of the Company’s subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with the Company, are named defendants in 26 individual lawsuits filed since December 2014, and 2 putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, the Company removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery. On November 17, 2015, the United States Magistrate Judge for the Southern District of Alabama filed a Report and Recommendation that the RICO claim be dismissed with prejudice, and that the court not exercise jurisdiction over the remaining state law claims, resulting in those claims being dismissed without prejudice.   By Order dated March 28, 2016, the United States District Court Judge adopted in full the Report and Recommendation of the Magistrate, dismissing with prejudice the RICO claim and refusing to exercise jurisdiction over the remaining state law claims.   In a filing made April 7, 2016 the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 88 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.

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

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  At March 31, 2016, the Company has recorded an accrual for loss contingencies for cardiology-related lawsuits of $41.9 million.   This amount is partially offset by an estimated insurance coverage receivable of $17.2 million and results in a net expense of $24.7 million,  $15.5 million net of income taxes, or $0.35 loss per diluted share, for the three months ended March 31, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice. The Company has committed to advance a maximum amount of approximately $16.4 million at March 31, 2016.    The actual amount of such commitments to be subsequently advanced to physicians is estimated at $7.8 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $140.5 million in costs related to uncompleted projects as of March 31, 2016, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At March 31, 2016, these uncompleted projects had an estimated cost to complete and equip of approximately $216.5 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At March 31, 2016, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,683.8 million.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan for approximately $4.0 million with the intention of constructing a replacement hospital for the existing Marquette General hospital.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  Management currently expects that the construction of the replacement hospital will take approximately three years from its commencement date.

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing.  Because the estimated future undiscounted cash flows of Marquette General exceed the carrying values of the assets being considered for disposal, the Company has determined that these long-lived assets are not impaired.  However, the Company has begun accelerating its depreciation expense for the portion of the existing hospital management anticipates disposing of in the future in order to reduce its carrying value down to the estimated fair value at the end of the projected construction period of the replacement hospital.  Accordingly, the Company incurred approximately $1.7 million, $1.1 million net of income taxes, or $0.02 loss per diluted share, of additional depreciation expense during the three months ended March 31, 2016.  The Company currently estimates this acceleration will result in approximately $6.0 million of additional depreciation expense over each of the next three years.  This estimate is subject to change as a result of possible modifications to the Company’s plans for the existing hospital, including, but not limited to, the finalization of the plans for the replacement hospital, changes in the estimated construction period for the replacement hospital, on-going discussions and negotiations with interested parties for the existing hospital, regulatory approvals and changing market conditions.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (dollars and shares in millions, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic and diluted earnings per share attributable to
LifePoint Health, Inc.:
Net income	$23.9	$42.0
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.3)	(3.1)
Net income attributable to LifePoint Health, Inc.	$21.6	$38.9

Denominator:
Weighted average shares outstanding - basic	43.2	44.1
Effect of dilutive stock options and other stock-based awards	1.3	2.0
Weighted average shares outstanding - diluted	44.5	46.1

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.50	$0.88
Diluted	$0.48	$0.84

Certain outstanding stock-based awards and warrants have been excluded from the calculation of diluted earnings per share to the extent they were anti-dilutive for the three months ended March 31, 2016 and 2015.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

Note 11. Guarantor and Non-Guarantor Supplementary Information

The 6.625% Senior Notes, 5.5% Senior Notes and 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Senior Credit Agreement. The guarantors are 100% owned by the Company. Additionally, the guarantees are full and unconditional and are subject to customary release provisions as set forth in the agreements for the 6.625% Senior Notes, 5.5% Senior Notes and 5.875% Senior Notes.

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,001.6	$799.2	$-	$1,800.8
Provision for doubtful accounts	-	128.2	91.9	-	220.1
Revenues	-	873.4	707.3	-	1,580.7

Salaries and benefits	7.5	410.4	347.8	-	765.7
Supplies	-	139.5	122.9	-	262.4
Other operating expenses, net	0.3	239.6	157.4	-	397.3
Other income	-	(5.1)	(1.2)	-	(6.3)
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Depreciation and amortization	-	53.1	33.2	-	86.3
Interest expense, net	32.6	1.1	3.8	-	37.5
Impairment charge	-	1.2	-	-	1.2
Management (income) fees	-	(19.0)	19.0	-	-
	(14.9)	820.8	682.9	55.3	1,544.1
Income before income taxes	14.9	52.6	24.4	(55.3)	36.6
(Benefit) provision for income taxes	(6.7)	19.4	-	-	12.7
Net income	21.6	33.2	24.4	(55.3)	23.9
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.1)	(2.2)	-	(2.3)
Net income attributable to LifePoint
Health, Inc.	$21.6	$33.1	$22.2	$(55.3)	$21.6

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$835.0	$616.6	$-	$1,451.6
Provision for doubtful accounts	-	115.2	72.7	-	187.9
Revenues	-	719.8	543.9	-	1,263.7

Salaries and benefits	8.3	331.3	271.6	-	611.2
Supplies	-	104.8	92.0	-	196.8
Other operating expenses, net	(1.3)	178.8	116.1	-	293.6
Other income	-	(9.8)	(1.9)	-	(11.7)
Equity in earnings of affiliates	(59.5)	-	-	59.5	-
Depreciation and amortization	-	45.4	22.6	-	68.0
Interest expense, net	8.6	16.4	3.4	-	28.4
Impairment charges	-	11.6	-	-	11.6
Management (income) fees	-	(8.5)	8.5	-	-
	(43.9)	670.0	512.3	59.5	1,197.9
Income before income taxes	43.9	49.8	31.6	(59.5)	65.8
Provision for income taxes	5.0	18.8	-	-	23.8
Net income	38.9	31.0	31.6	(59.5)	42.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.9)	-	(3.1)
Net income attributable to LifePoint
Health, Inc.	$38.9	$30.8	$28.7	$(59.5)	$38.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
March 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$81.1	$105.9	$-	$187.0
Accounts receivable, net	-	542.2	393.5	-	935.7
Inventories	-	92.0	58.5	-	150.5
Prepaid expenses	-	38.0	24.7	-	62.7
Other current assets	-	48.5	44.2	-	92.7
	-	801.8	626.8	-	1,428.6
Property and equipment:
Land	-	91.6	92.4	-	184.0
Buildings and improvements	-	1,830.5	865.3	-	2,695.8
Equipment	-	1,438.8	485.7	-	1,924.5
Construction in progress	-	84.0	56.5	-	140.5
	-	3,444.9	1,499.9	-	4,944.8
Accumulated depreciation	-	(1,569.5)	(348.3)	-	(1,917.8)
	-	1,875.4	1,151.6	-	3,027.0
Intangible assets, net	-	29.6	39.6	-	69.2
Investments in subsidiaries	2,335.6	-	-	(2,335.6)	-
Due from subsidiaries	2,721.3	-	-	(2,721.3)	-
Other long-term assets	12.1	26.7	35.7	-	74.5
Goodwill	-	1,466.4	254.5	-	1,720.9
Total assets	$5,069.0	$4,199.9	$2,108.2	$(5,056.9)	$6,320.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$122.9	$91.1	$-	$214.0
Accrued salaries	5.9	125.8	100.3	-	232.0
Income taxes payable	45.8	-	-	-	45.8
Other current liabilities	43.6	159.4	111.1	-	314.1
Current maturities of long-term debt	22.5	1.0	3.5	-	27.0
	117.8	409.1	306.0	-	832.9
Long-term debt, net	2,578.4	47.9	87.9	-	2,714.2
Due to Parent	-	1,822.3	899.0	(2,721.3)	-
Deferred income taxes	87.8	-	-	-	87.8
Long-term portion of reserves for self-insurance claims	-	115.0	44.4	-	159.4
Other long-term liabilities	0.4	34.9	50.7	-	86.0
Total liabilities	2,784.4	2,429.2	1,388.0	(2,721.3)	3,880.3
Redeemable noncontrolling interests	-	-	105.7	-	105.7
Total LifePoint Health, Inc. stockholders' equity	2,284.6	1,769.0	566.6	(2,335.6)	2,284.6
Noncontrolling interests	-	1.7	47.9	-	49.6
Total equity	2,284.6	1,770.7	614.5	(2,335.6)	2,334.2
Total liabilities and equity	$5,069.0	$4,199.9	$2,108.2	$(5,056.9)	$6,320.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
December 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$200.9	$83.1	$-	$284.0
Accounts receivable, net	-	442.7	301.0	-	743.7
Inventories	-	75.1	52.6	-	127.7
Prepaid expenses	0.1	27.8	22.9	-	50.8
Other current assets	-	28.3	31.5	-	59.8
	0.1	774.8	491.1	-	1,266.0
Property and equipment:
Land	-	74.0	88.8	-	162.8
Buildings and improvements	-	1,546.1	726.2	-	2,272.3
Equipment	-	1,344.0	423.8	-	1,767.8
Construction in progress	-	72.2	47.2	-	119.4
	-	3,036.3	1,286.0	-	4,322.3
Accumulated depreciation	-	(1,523.7)	(316.3)	-	(1,840.0)
	-	1,512.6	969.7	-	2,482.3
Intangible assets, net	-	30.2	40.4	-	70.6
Investments in subsidiaries	2,286.0	-	-	(2,286.0)	-
Due from subsidiaries	2,716.2	-	-	(2,716.2)	-
Other long-term assets	12.7	469.8	27.9	-	510.4
Goodwill	-	1,466.3	201.2	-	1,667.5
Total assets	$5,015.0	$4,253.7	$1,730.3	$(5,002.2)	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$91.2	$73.1	$-	$164.3
Accrued salaries	7.4	115.6	83.0	-	206.0
Income taxes payable	28.9	-	-		28.9
Other current liabilities	14.4	106.8	73.3	-	194.5
Current maturities of long-term debt	22.5	1.0	1.5	-	25.0
	73.2	314.6	230.9	-	618.7
Long-term debt, net	2,582.9	48.1	12.8	-	2,643.8
Due to Parent	-	2,044.4	671.8	(2,716.2)	-
Deferred income taxes	94.4	-	-	-	94.4
Long-term portion of reserves for self-insurance claims	-	104.5	50.2	-	154.7
Other long-term liabilities	0.6	25.4	46.8	-	72.8
Total liabilities	2,751.1	2,537.0	1,012.5	(2,716.2)	3,584.4
Redeemable noncontrolling interests	-	-	103.6	-	103.6
Total LifePoint Health, Inc. stockholders' equity	2,263.9	1,715.2	570.8	(2,286.0)	2,263.9
Noncontrolling interests	-	1.5	43.4	-	44.9
Total equity	2,263.9	1,716.7	614.2	(2,286.0)	2,308.8
Total liabilities and equity	$5,015.0	$4,253.7	$1,730.3	$(5,002.2)	$5,996.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$21.6	$33.2	$24.4	$(55.3)	$23.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Stock-based compensation	9.0	-	-	-	9.0
Depreciation and amortization	-	53.1	33.2	-	86.3
Amortization of physician minimum revenue guarantees	-	2.1	0.5	-	2.6
Amortization of debt issuance costs, discount and premium	1.5	-	-	-	1.5
Impairment charge	-	1.2	-	-	1.2
Deferred income tax benefit	(4.7)	-	-	-	(4.7)
Reserve for self-insurance claims, net of payments	-	21.3	4.2	-	25.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(32.8)	(91.4)	-	(124.2)
Inventories, prepaid expenses and other current assets	-	(3.1)	(11.4)	-	(14.5)
Accounts payable, accrued salaries and other current liabilities	27.7	(9.8)	52.8	-	70.7
Income taxes payable/receivable	16.9	-	-	-	16.9
Other	0.3	1.4	(7.2)	-	(5.5)
Net cash provided by operating activities	17.0	66.6	5.1	-	88.7

Cash flows from investing activities:
Purchases of property and equipment	-	(32.2)	(20.4)	-	(52.6)
Acquisitions, net of cash acquired	-	(118.2)	(0.2)	-	(118.4)
Other	-	(0.2)	-	-	(0.2)
Net cash used in investing activities	-	(150.6)	(20.6)	-	(171.2)

Cash flows from financing activities:
Proceeds from borrowings	75.0	-	-	-	75.0
Payments of borrowings	(80.6)	-	-	-	(80.6)
Repurchases of common stock	(7.5)	-	-	-	(7.5)
Proceeds from exercise of stock options	1.3	-	-	-	1.3
Change in intercompany balances with affiliates, net	(5.1)	(35.9)	41.0	-	-
Other	(0.1)	0.1	(2.7)	-	(2.7)
Net cash (used in) provided by financing activities	(17.0)	(35.8)	38.3	-	(14.5)

Change in cash and cash equivalents	-	(119.8)	22.8	-	(97.0)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$81.1	$105.9	$-	$187.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.9	$31.0	$31.6	$(59.5)	$42.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of affiliates	(59.5)	-	-	59.5	-
Stock-based compensation	7.6	-	-	-	7.6
Depreciation and amortization	-	45.4	22.6	-	68.0
Amortization of physician minimum revenue guarantees	-	2.7	0.5	-	3.2
Amortization of debt issuance costs, discount and premium	1.2	-	-	-	1.2
Impairment charges	-	11.6	-	-	11.6
Deferred income taxes	12.3	-	-	-	12.3
Reserve for self-insurance claims, net of payments	-	-	4.1	-	4.1
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(0.7)	6.9	-	6.2
Inventories, prepaid expenses and other current assets	0.1	19.7	(5.7)	-	14.1
Accounts payable, accrued salaries and other current liabilities	19.5	(27.5)	12.0	-	4.0
Income taxes payable/receivable	8.0	-	-	-	8.0
Other	(0.7)	(2.6)	0.6	-	(2.7)
Net cash provided by operating activities	27.4	79.6	72.6	-	179.6

Cash flows from investing activities:
Purchases of property and equipment	-	(28.4)	(12.7)	-	(41.1)
Acquisitions, net of cash acquired	-	(4.0)	(9.3)	-	(13.3)
Other	(0.6)	2.8	(2.0)	-	0.2
Net cash used in investing activities	(0.6)	(29.6)	(24.0)	-	(54.2)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Repurchases of common stock	(33.8)	-	-	-	(33.8)
Proceeds from exercise of stock options	7.0	-	-	-	7.0
Change in intercompany balances with affiliates, net	2.8	51.8	(54.6)	-	-
Other	-	0.4	(5.8)	-	(5.4)
Net cash (used in) provided by financing activities	(26.8)	52.2	(60.4)	-	(35.0)

Change in cash and cash equivalents	-	102.2	(11.8)	-	90.4
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$164.2	$117.7	$-	$281.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”). Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, LifePoint Health, Inc.,  and its subsidiaries are referred to in this section as “we,” “our,” or “us.”

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; our business strategy and operating philosophy; effects of competition in our markets; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to recent acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of the increasing use of narrow networks and tiered networks; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; our anticipated ability to obtain authorizations necessary to begin billing Medicare, Medicaid and private insurer programs at certain of our recently acquired facilities; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

 There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors, as well as other factors such as market, operational, liquidity, interest rate and other risks, are described in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the 2015 Annual Report on Form 10-K. Any factor described in this report and in the 2015 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in the 2015 Annual Report on Form 10-K that could also cause results to differ from our expectations.

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At March 31, 2016, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,443 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,580.7 million and $1,263.7 million during the three months ended March 31, 2016 and 2015, respectively, of which 43.2% and 45.5%, respectively, were derived from the collective Medicare and Medicaid programs. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

Business Strategy

In order to achieve growth in patient volumes, revenues and profitability given the competitive and structural environment, we continue to focus our business strategy on the following:

•	Measurement and improvement of quality of patient care and perceptions of such quality in communities where our facilities are located;
•	Targeted recruiting of primary care physicians and physicians in key specialties;
•	Retention of physicians and efforts to improve physician satisfaction, including employing a greater number of primary care physicians as well as physicians in certain specialties;
•	Retention and, where needed, recruitment of non-physician employees involved in patient care and efforts to improve employee satisfaction;
•	Targeted investments in new technologies, new service lines and capital improvements at our facilities;
•	Improvements in management of expenses and revenue cycle;
•	Negotiation of improved reimbursement rates with non-governmental payors;
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

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act”) dramatically altered the U.S. healthcare system and was intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, providing additional funding for Medicaid in states that choose to expand their programs, reducing Medicare and Medicaid disproportionate share hospital payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. In addition, there have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act. The results of such litigation and legislative efforts may impact our business in the future. During 2015, and continuing during the three months ended March 31, 2016, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.  Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  The Centers for Medicare and Medicaid Services (“CMS”) has already implemented some of the Medicare reimbursement reductions required by the Affordable Care Act, and these revisions will likely become more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 imposed a 2% reduction in Medicare spending effective as of April 1, 2013, which was extended by the Bipartisan Budget Act of 2015, through 2025.

On February 9, 2016, President Obama released his proposed budget for federal fiscal year (“FFY”) 2017 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by approximately $376 billion over the next 10 years. The Proposed Budget would achieve these reductions by reducing Medicare’s coverage of bad debts, reducing payments to post-acute providers, increasing premiums for some beneficiaries under Medicare Part B and D, requiring manufacturers to pay rebates to the federal government on prescription drugs dispensed to low income beneficiaries who are enrolled in Medicare Part D, and restructuring Medicare Advantage payments.  The Proposed Budget would also increase Medicaid payment rates for primary care providers through 2017, reimburse states that expand Medicaid programs under the Affordable Care Act, regardless of the year in which they do so, for 100% of their additional Medicaid costs for three years, and fund the Children’s Health Insurance Program through 2019.  We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On April 18, 2016, CMS issued its hospital inpatient patient prospective system (“IPPS”) proposed rule for FFY 2017, which begins on October 1, 2016. Among other things, the proposed rule provides an operating payment rate increase of 0.85% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful electronic health record (“EHR”) users. The rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by (i) a multi-factor productivity adjustment of 0.5%, (ii) a 0.75% reduction required by the Affordable Care Act, and (iii) a 1.5% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012 (“ATRA”) and increased by (iv) a permanent adjustment of 0.2% to prospectively remove the 0.2% reduction in payment rates that was implemented in FFY 2014 to offset the estimated increase in IPPS expenditures resulting from the Medicare program’s “two midnight rule” and (v) a temporary one-time prospective increase of 0.6% to address the effects of the 0.2% reduction to the rate for the two-midnight rule for FFYs 2014, 2015, and 2016. The documentation and coding recoupment adjustment is the last of a series of adjustments that CMS was required to make by ATRA in order to recover $11 billion by FFY 2017 to fully recoup documentation and coding overpayments that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system that began in FFY 2008. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2017 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the proposed rule makes updates to the measures used in the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, and Hospital Readmissions Reduction Programs and would distribute approximately $6.0 billion in uncompensated care payments to hospitals in FFY 2017, which would be a decrease of approximately $350 million from the FFY 2016 amount. Overall, CMS estimates that under the proposed rule, total Medicare spending on inpatient hospital services, including capital, will increase by $539 million in FFY 2017.

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

On April 16, 2015, President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, the PFS payment rates were increased by 0.5% for calendar year (“CY”) 2016 and will be increased by 0.5% a year from 2017 through 2019. PFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law as part of the American Recovery and Reinvestment Act of 2009,  includes provisions designed to increase the use of EHR by both physicians and hospitals.  EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments will be implemented in three stages.  We strive to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available incentive payments.  Our compliance has and will continue to result in significant costs including business process changes, professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project.  As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end. We currently estimate that at a minimum total costs incurred to comply will be recovered through the total EHR incentive payments over the projected lifecycle of this initiative.

Privacy and Security Requirements and Administrative Simplification Provisions

We are subject to the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry.

Additionally, we are subject to the privacy, security and breach notification regulations promulgated under HIPAA and the HITECH Act, which are designed to protect the confidentiality, availability and integrity of protected health information and establish an array of patient rights with respect to such information. The HIPAA privacy, security and breach notification regulations apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that conduct certain standard transactions (such as billing insurance) electronically. In addition, certain provisions of the privacy, security and breach notification regulations apply to business associates, which are entities that perform certain functions or activities on behalf of covered entities that require access to or the use or disclosure of protected health information. In certain circumstances, a covered entity may be held liable for the actions of its business associate if the Department of Health and Human Services (“HHS”) determines an agency relationship exists between the covered entity and the business associate under federal agency law.

In March 2016, HHS announced the start of phase II of the HIPAA audit program, which will consist of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and will focus on compliance with the HIPAA privacy, security and breach notification rules. HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our facilities will be selected for any future audit or the results of any such audit.

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

Revenues from health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors in an effort to maintain or increase the pricing of our healthcare services; however, we have no control over patients switching their healthcare coverage to a payor with which we have negotiated less favorable reimbursement rates.  In recent years, an increasing number of our patients have moved to lower cost healthcare coverage plans, and such plans generally provide lower reimbursement rates and require patients to pay an increased portion of the costs of care through deductibles, co-payments or exclusions.  Additionally, plans purchased through the healthcare exchanges are increasingly using narrow and tiered networks that limit beneficiary provider choices.  If we provide services when we are not a participating provider in the network, it can result in higher patient responsibility amounts that a patient may not have the ability to pay or may choose not to pay.  We expect these trends to continue in the coming years.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 63 hospitals operated during the three months ended March 31, 2016 and 2015.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended March 31, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,800.8	113.9%	$1,451.6	114.9%
Provision for doubtful accounts	220.1	13.9	187.9	14.9
Revenues	1,580.7	100.0	1,263.7	100.0

Salaries and benefits	765.7	48.4	611.2	48.4
Supplies	262.4	16.6	196.8	15.6
Other operating expenses	397.3	25.2	293.6	23.1
Other income	(6.3)	(0.4)	(11.7)	(0.9)
Depreciation and amortization	86.3	5.4	68.0	5.5
Interest expense, net	37.5	2.4	28.4	2.2
Impairment charges	1.2	0.1	11.6	0.9
	1,544.1	97.7	1,197.9	94.8

Income before income taxes	36.6	2.3	65.8	5.2
Provision for income taxes	12.7	0.8	23.8	1.9
Net income	23.9	1.5	42.0	3.3
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(2.3)	(0.1)	(3.1)	(0.2)
Net income attributable to LifePoint Health, Inc.	$21.6	1.4%	$38.9	3.1%

Revenues

The following table presents the components of revenues for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$1,800.8	$1,451.6	$349.2	24.1%
Provision for doubtful accounts	220.1	187.9	32.2	17.1
Revenues	$1,580.7	$1,263.7	$317.0	25.1

Same-hospital:
Revenues before provision for doubtful accounts	$1,493.5	$1,423.5	$70.0	4.9%
Provision for doubtful accounts	201.1	181.7	19.4	10.6
Revenues	$1,292.4	$1,241.8	$50.6	4.1

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$453.0	28.7%	$377.9	29.9%
Medicaid	229.5	14.5	197.4	15.6
HMOs, PPOs and other private insurers	879.1	55.6	681.1	53.9
Self-pay	193.8	12.3	164.3	13.0
Other	45.4	2.8	30.9	2.5
Revenues before provision for doubtful accounts	1,800.8	113.9	1,451.6	114.9
Provision for doubtful accounts	(220.1)	(13.9)	(187.9)	(14.9)
Revenues	$1,580.7	100.0%	$1,263.7	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,932	$8,462	$470	5.6
Revenues per equivalent admission - same-hospital	$8,853	$8,503	$350	4.1

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	69,676	61,053	8,623	14.1
Equivalent admissions	176,977	149,336	27,641	18.5
Medicare case mix index	1.48	1.40	0.08	5.7
Average length of stay (days)	4.9	5.0	(0.1)	(2.0)
Inpatient surgeries	19,508	16,185	3,323	20.5
Outpatient surgeries	70,226	57,561	12,665	22.0
Total surgeries	89,734	73,746	15,988	21.7
Emergency room visits	418,842	364,112	54,730	15.0
Outpatient factor	2.54	2.45	0.09	3.8

Same-hospital:
Admissions	56,430	59,588	(3,158)	(5.3)
Equivalent admissions	145,984	146,050	(66)	-
Medicare case mix index	1.48	1.40	0.08	5.7
Average length of stay (days)	5.0	5.0	-	-
Inpatient surgeries	15,446	15,709	(263)	(1.7)
Outpatient surgeries	58,265	56,265	2,000	3.6
Total surgeries	73,711	71,974	1,737	2.4
Emergency room visits	352,143	352,681	(538)	(0.2)
Outpatient factor	2.59	2.45	0.14	5.5

For the three months ended March 31, 2016, our same-hospital revenues before provision for doubtful accounts increased $70.0 million, or 4.9%, to $1,493.5 million as compared to $1,423.5 million for the same period last year. This increase was primarily driven by higher acuity services, as evidenced by an increase in the Medicare case mix index, in addition to higher contracted rates from HMOs, PPOs and other private insurers.  For the three months ended March 31, 2016,  our same-hospital revenues per equivalent admission increased 4.1% as compared to the same period last year. Additionally, our same-hospital equivalent admissions were flat as compared to the same period last year, primarily as a result of a 2.4% increase in total surgeries offset by a 0.2% decrease in emergency room visits driven by lower influenza-related emergency room visits.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$36.6	2.3%	$23.6	1.9%	$13.0	55.0%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$193.8	12.3%	$164.3	13.0%	$29.5	18.0%
Net revenue days outstanding
(at end of period)	55.7	N/A	54.8	N/A	0.9	1.6%

Same-hospital:
Related key indicators:
Charity care write-offs	$20.4	1.6%	$21.3	1.7%	$(0.9)	(4.5)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$178.8	13.8%	$159.4	12.8%	$19.4	12.2%
Net revenue days outstanding
(at end of period)	52.6	N/A	55.4	N/A	(2.8)	(5.1)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended March 31, 2016, our provision for doubtful accounts increased by $32.2 million, or 17.1%, to $220.1 million on a consolidated basis and increased by $19.4 million, or 10.6%, to $201.1 million on a same-hospital basis as compared to the same period last year.  Additionally, our same-hospital self-pay revenues increased $19.4 million, or 12.2%, to $178.8 million as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2015 Annual Report on Form 10-K.

Our net revenue days outstanding at March 31, 2016 increased on a consolidated basis to 55.7 days as compared to 54.8 days at March 31, 2015.  This increase is primarily a result of growth in our outstanding accounts receivable generated subsequent to our purchase of certain recently acquired facilities due to the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs.  The Company anticipates obtaining all of the required approvals during the second quarter of 2016.  On a same hospital basis, our net revenue days outstanding at March 31, 2016 improved to 52.6 days as compared to 55.4 days at March 31, 2015.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$765.7	48.4%	$611.2	48.4%	$154.5	25.3%
Man-hours per equivalent admission	114	N/A	112	N/A	2	1.8%
Salaries and benefits per equivalent
admission	$4,327	N/A	$4,095	N/A	$232	5.7%

For the three months ended March 31, 2016, our salaries and benefits expense increased to $765.7 million, or 25.3%, as compared to $611.2 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$262.4	16.6%	$196.8	15.6%	$65.6	33.4%
Supplies per equivalent admission	$1,483	N/A	$1,318	N/A	$165	12.5%

For the three months ended March 31, 2016, our supplies expense increased to $262.4 million, or 33.4%, as compared to $196.8 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics and oncology.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$65.8	4.2%	$45.9	3.6%	$19.9	43.3%
Utilities	27.0	1.7	23.0	1.8	4.0	17.5
Repairs and maintenance	45.7	2.9	34.8	2.8	10.9	31.1
Rents and leases	17.1	1.1	13.1	1.0	4.0	30.3
Insurance	37.4	2.4	14.1	1.1	23.3	166.0
Physician recruiting	4.3	0.3	5.5	0.4	(1.2)	(21.8)
Contract services	115.8	7.3	88.7	7.0	27.1	30.6
Non-income taxes	42.7	2.7	32.5	2.6	10.2	31.5
Other	41.5	2.6	36.0	2.8	5.5	15.2
	$397.3	25.2	$293.6	23.1	$103.7	35.3%

For the three months ended March 31, 2016, our other operating expenses increased to $397.3 million, or 35.3%, as compared to $293.6 million for the same period last year as a result of our recent acquisitions as well as increases in our same-hospital professional fees, contract services and insurance expenses. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Additionally, our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians. Lastly, we experienced an increase in our insurance expenses for the three months ended March 31, 2016 as a result of recording an accrual for loss contingencies for cardiology-related legal proceedings as described further in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended March 31, 2016, we recognized $6.3 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $11.7 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end.

Depreciation and Amortization

For the three months ended March 31, 2016, our depreciation and amortization expense increased by $18.3 million, or 27.0%  to $86.3 million, or 5.4% of revenues, as compared to $68.0 million, or 5.5% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as a result of increases in our spending related to information systems as the result of various initiatives and requirements, including compliance with the HITECH Act.    Additionally, we incurred approximately $1.7 million, $1.1 million net of income taxes, or $0.02 loss per diluted share, of additional depreciation expense as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense,  Net

Our interest expense increased by $9.1 million, or 32.0% to $37.5 million for the three months ended March 31, 2016 as compared to $28.4 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the three months ended March 31, 2016 as compared to the same period last year.  On December 4, 2015, we issued in a public offering $500.0 million of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) with The Bank of New York Mellon Trust Company, N.A., as trustee.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt.”

Impairment Charges

During the three months ended March 31, 2016, we recognized an impairment charge of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Additionally, during the three months ended March 31, 2015, we recognized impairment charges totaling $11.6 million, $7.5 million net of income taxes, or $0.16 loss per diluted share, related to the divestitures of four hospitals. The impairment charges included the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $12.7 million, or 0.8% of revenues, for the three months ended March 31, 2016, as compared to $23.8 million, or 1.9% of revenues, for the same period last year.  The decrease in the provision for income taxes for the three months ended March 31, 2016 was primarily attributable to a decrease in our income before income taxes for the three months ended March 31, 2016, as compared to the same period last year in addition to a decrease in our effective tax rate.   Our effective tax rate was 37.0% for the three months ended March 31, 2016, as compared to 37.9% for the same period last year.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our senior secured credit agreement with, among others, Citibank, N.A., as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”) matures on July 24, 2017.  We are currently working on maturity date extensions, a  potential increase in available capacity and additional flexibility in terms for our Senior Credit Agreement, although there can be no assurance that such changes will be implemented on favorable terms or at all.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$88.7	$179.6
Less: Purchases of property and equipment	(52.6)	(41.1)
Free operating cash flow	36.1	138.5
Acquisitions, net of cash acquired	(118.4)	(13.3)
Proceeds from borrowings	75.0	-
Payments of borrowings	(80.6)	(2.8)
Repurchases of common stock	(7.5)	(33.8)
Proceeds from exercise of stock options	1.3	7.0
Other	(2.9)	(5.2)
Net change in cash and cash equivalents	$(97.0)	$90.4

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt. Free operating cash flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our condensed consolidated statements of cash flows presented in our unaudited condensed consolidated financial statements included elsewhere in this report.

Our cash flows provided by operating activities for the three months ended March 31, 2016 as compared to the same period last year were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs at certain of our recently acquired facilities.  The Company anticipates obtaining all of the required approvals during the second quarter of 2016.  These decreases were partially offset by decreases in the amount and timing of payments for accounts payable and accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015
Capital and routine projects	$39.5	$31.0
Information systems	13.1	10.1
	$52.6	$41.1
Depreciation expense	$85.8	$67.2
Ratio of capital expenditures to depreciation expense	61.3%	61.2%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first three months of 2016 is as follows (in millions):

					Amortization of	Capital Leases
		Proceeds		Payments of	Debt Issuance	Assumed
	December 31,	from	Payments of	Debt Issuance	Costs, Discount	in Connection	March 31,
	2015	Borrowings	Borrowings	Costs	and Premium	with Acquisitions	2016
Senior Credit Agreement:
Term Facility	$405.0	$-	$(5.6)	$-	$-	$-	$399.4
Incremental Term Loans	222.6	-	-	-	-	-	222.6
Revolving Facility	-	75.0	(75.0)	-	-	-	-
6.625% Senior Notes	400.0	-	-	-	-	-	400.0
5.5% Senior Notes	1,100.0	-	-	-		-	1,100.0
5.875% Senior Notes	500.0	-	-	-	-	-	500.0
Unamortized debt issuance costs,
discount and premium	(22.2)	-	-	(0.1)	1.2	-	(21.1)
Capital leases and financing
obligations	63.4	-	(1.3)	-	-	78.2	140.3
	$2,668.8	$75.0	$(81.9)	$(0.1)	$1.2	$78.2	$2,741.2

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31,	December 31,	Increase
	2016	2015	(Decrease)
Current portion of long-term debt	$27.0	$25.0	$2.0
Long-term debt, net	2,714.2	2,643.8	70.4
Unamortized debt issuance costs, discount and premium	21.1	22.2	(1.1)
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,762.3	2,691.0	71.3
Total LifePoint Health, Inc. stockholders' equity	2,284.6	2,263.9	20.7
Total capitalization	$5,046.9	$4,954.9	$92.0
Total debt to total capitalization	54.7%	54.3%	40	bps

Percentage of total debt:
Fixed rate debt	77.5%	76.7%
Variable rate debt	22.5	23.3
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

The Senior Credit Agreement, which was issued effective July 24, 2012 and matures on July 24, 2017, provides for the senior secured term loan facility (the “Term Facility”), the senior secured incremental term loans (the “Incremental Term Loans”) and a $350.0 million senior secured revolving credit facility (the “Revolving Facility”).  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year, with the balance due at maturity.  Additionally, the Term Facility and Incremental Term Loans are subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.  We are currently working on maturity date extensions, a  potential increase in available capacity and additional flexibility in terms for the Senior Credit Agreement, although there can be no assurance that such changes will be implemented on favorable terms or at all.  The Senior Credit Agreement is guaranteed on a senior basis by our subsidiaries with certain limited exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $75.0 million and $25.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of March 31, 2016, we had $21.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  During March 2016, we borrowed and repaid $75.0 million under the Revolving Facility for general corporate purposes.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $328.2 million as of March 31, 2016.

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

As of March 31, 2016, the applicable annual interest rates under the Term Facility and the Incremental Term Loans were 2.44% and 2.94%, respectively, which were based on the 30-day adjusted LIBOR plus the applicable margins. The 30-day adjusted LIBOR was 0.44% for both the Term Facility and the Incremental Term Loans as of March 31, 2016.

Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio calculated on a trailing four quarter basis not to exceed the following thresholds for the indicated date ranges:

Maximum
Date Range	Total Leverage Ratio
July 1, 2015 to June 30, 2016	4.50:1.00
July 1, 2016 to June 30, 2017	4.25:1.00

We were in compliance with this covenant as of March 31, 2016.

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

5.875% Senior Notes

Effective December 4, 2015, we issued in a public offering $500.0 million of 5.875% unsecured senior notes due December 1, 2023 with The Bank of New York Mellon Trust Company, N.A., as trustee.  The 5.875% Senior Notes bear interest at the rate of 5.875% per year, payable semi-annually on June 1 and December 1.  The 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

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

We may redeem the 5.875% Senior Notes, in whole or in part, at any time prior to December 1, 2018 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem the 5.875% Senior Notes, in whole or in part, at any time on or after December 1, 2018, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

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

At March 31, 2016, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $216.5 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  Our Senior Credit Agreement matures on July 24, 2017.  We are currently working on maturity date extensions, a  potential increase in available capacity and additional flexibility in terms for our Senior Credit Agreement, although there can be no assurance that such changes will be implemented on favorable terms or at all.  We believe that our internally generated cash flows, amounts available for borrowing under our current Senior Credit Agreement and its maturity date extension will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended March 31, 2016, we assumed capital lease obligations of approximately $78.2 million in connection with certain of our recent acquisitions. Except for these additional capital lease commitments, there were no other material changes in our contractual obligations during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had $21.8 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Adoption of Recently Issued Accounting Standards

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  We adopted ASU 2015-16 during the three months ended March 31, 2016, which had no impact on our financial position, results of operation, cash flows or financial disclosures.

ASU 2015-5, “Intangibles – Goodwill and Other – Internal-Use Software”

In April 2015, the FASB issued ASU 2015-5, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2015-5”).  ASU 2015-5 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, ASU 2015-5 specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-5 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. We prospectively adopted the provisions of ASU 2015-5 during the three months ended March 31, 2016, which had no material impact on our financial position, results of operation, cash flows or financial disclosures.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification.  We adopted ASU 2015-2 during the three months ended March 31, 2016, which had no impact on our financial position, results of operation, cash flows or financial disclosures.

Accounting Standards Not Yet Adopted

 ASU 2016-9, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU 2016-9 “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”).  ASU 2016-9 changes certain aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, application of estimated rates of forfeiture and statutory tax withholding requirements.  ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years.  Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial position, results of operations and cash flows.

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. We anticipate that the adoption of ASU 2016-2 will have a significant impact on our financial position, results of operations, cash flows and financial disclosures. Additionally, we are currently evaluating the impact that the adoption of this standard will have on our policies and procedures and control framework.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted starting with annual periods beginning after December 31, 2016. We are currently evaluating the impact that the adoption of ASU 2014-9 will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework

Critical Accounting Estimates

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

Contingencies

Please refer to Note 9 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of our material financial contingencies, including:

•	Legal proceedings and general liability claims;
•	Physician commitments;
•	Capital expenditure commitments;
•	Acquisitions; and
•	Marquette replacement facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of March 31, 2016, we had outstanding debt, excluding unamortized debt issuance costs, discount and premium, of $2,762.3 million, 22.5%, or $622.0 million, of which was subject to variable rates of interest. If the variable interest rates on our long-term debt were 100 basis points higher during the three months ended March 31, 2016, our net income would have decreased by approximately $1.0 million, or $0.02 per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at March 31, 2016. As a result, the interest rate market risk implicit in these investments at March 31, 2016, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Healthcare facilities are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the OIG, the DOJ and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, and federal and state agencies. Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

The Affordable Care Act imposed an affirmative obligation on healthcare providers to report and refund any overpayments received. “Overpayments” in this context include any amount received from a government program by a provider to which it is not entitled, regardless of the cause. Such overpayments are deemed to be fraudulent and become violations of the False Claims Act if not reported and refunded within the later of 60 days of identification or the date any corresponding cost report is due (if applicable). Hospitals can meet the obligation to report and refund in three ways: (1) refunding overpayments directly to the program; (2) self-disclosing the overpayment to the OIG via its voluntary self-disclosure protocol (with respect to False Claims Act and other violations not related to the federal physician self-referral law (Stark law)); and (3) self-disclosing to CMS via the self-referral disclosure protocol (with respect to overpayments caused by potential violations of the Stark law only) for which CMS has the authority to reduce the amounts otherwise owed.

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us.  Therefore, the final amounts paid to resolve such matters, claims and obligations could be material and could materially differ from amounts currently recorded, if any.  Any such changes in our estimates or any adverse judgments could materially adversely impact our future results of operations and cash flows.

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at March 31, 2016, we have recorded a reserve for Marquette General of $18.0 million.

On September 16, 2013, we and two of our affiliated hospitals, Vaughan Regional Medical Center, located in Selma, Alabama, and Raleigh General Hospital, located in Raleigh, West Virginia, made a voluntary self-disclosure to the Civil Division of the Department of Justice. The voluntary self-disclosure related to concerns regarding the clinical appropriateness of certain interventional cardiology procedures conducted by one physician in each of these hospitals’ cardiac catheterization laboratories.  On September 24, 2013, the U.S. Attorney’s Office in the Southern District of West Virginia served a subpoena on Raleigh General Hospital. Raleigh General Hospital produced responsive documents to the subpoena, including patient files. The government investigations are ongoing and we continue to cooperate with the government in addressing these matters. Following reviews by independent interventional cardiologists, we notified patients of these two physicians who may have received an unnecessary procedure of such fact.

We and/or Vaughan Regional Medical Center and several of our subsidiaries, as well as Dr. Seydi V. Aksut and certain parties unaffiliated with us, are named defendants in 26 individual lawsuits filed since December 2014, and 2 putative class action lawsuits, all filed in the Circuit Court of Dallas County, Alabama.  These lawsuits allege that patients at Vaughan Regional Medical Center underwent improper interventional cardiology procedures.  One of the putative class action lawsuits, filed on November 21, 2014, seeks certification of a class consisting of all Alabama citizens who underwent an invasive cardiology procedure at any Company-owned Alabama hospital and who received notice regarding the medical necessity of that procedure.  The other putative class action lawsuit, filed on February 6, 2015 also in the Circuit Court for Dallas County, Alabama, seeks certification of a class of individuals that underwent an interventional cardiology procedure that was not medically necessary and performed by Dr. Aksut.  This action asserts, among other claims, claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which, if successful, would result in the awarding of treble damages for any injury resulting from the RICO violation and attorneys’ fees.  In March 2015, we removed this action to the U.S. District Court in Mobile, Alabama and filed a motion to dismiss and for summary judgment, as well as a stay of discovery pending resolution of these motions. On April 17, 2015 the court entered an order granting the requested stay of discovery. On November 17, 2015, the United States Magistrate Judge for the Southern District of Alabama filed a Report and Recommendation that the RICO claim be dismissed with prejudice, and that the court not exercise jurisdiction over the remaining state law claims, resulting in those claims being dismissed without prejudice.   By Order dated March 28, 2016, the United States District Court Judge adopted in full the Report and Recommendation of the Magistrate, dismissing with prejudice the RICO claim and refusing to exercise jurisdiction over the remaining state law claims.   In a filing made April 7, 2016 the plaintiffs appealed the District Court’s Order to the United States Court of Appeals for the Eleventh Circuit.

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 88 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.

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

We accrue an estimate for a contingent liability when losses are both probable and reasonably estimable.  We review our accruals each quarter and adjust them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  At March 31, 2016, we have recorded an accrual for loss contingencies for cardiology-related lawsuits of $41.9 million.  This amount is partially offset by an estimated insurance coverage receivable of $17.2 million and results in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.35 loss per diluted share, for the three months ended March 31, 2016.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2014 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2015 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of our common stock through December 3, 2016. As of March 31, 2016,  we had remaining authority to repurchase $125.0 million in shares in accordance with the 2015 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2015 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

 We repurchased approximately 0.4 million shares for an aggregate purchase price, including commissions, of $25.0 million at an average purchase price of $67.86 per share during the three months ended March 31, 2015.  We did not repurchase any shares in accordance with our repurchase plans during the three months ended March 31, 2016.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the three months ended March 31, 2016 and 2015 for aggregate purchase prices of approximately $7.5 million and $8.8 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended March 31, 2016:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased (a)	per Share	Programs	(In millions)
January 1, 2016 to January 31, 2016	-	$-	-	$125.0
February 1, 2016 to February 29, 2016	121,551	$61.46	-	$125.0
March 1, 2016 to March 31, 2016	-	$-	-	$125.0
Total	121,551	$61.46	-	$125.0

_____________

(a)	Represents shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

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

Date: April 29, 2016

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