Form 10-Q
period 2016-06-30
LIFEPOINT HEALTH, INC.
filed 2016-07-29
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July  22, 2016, the number of outstanding shares of the registrant’s Common Stock was 42,672,574.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues before provision for doubtful accounts	$1,816.3	$1,469.8	$3,617.1	$2,921.4
Provision for doubtful accounts	223.9	199.4	444.0	387.3
Revenues	1,592.4	1,270.4	3,173.1	2,534.1

Salaries and benefits	760.3	606.8	1,526.0	1,218.0
Supplies	268.9	194.1	531.3	390.9
Other operating expenses	397.9	308.7	795.2	602.3
Other income	(10.1)	(14.2)	(16.4)	(25.9)
Depreciation and amortization	84.6	68.9	170.9	136.9
Interest expense, net	38.4	28.1	75.9	56.5
Debt transaction costs	22.0	-	22.0	-
Impairment charges	-	-	1.2	11.6
	1,562.0	1,192.4	3,106.1	2,390.3

Income before income taxes	30.4	78.0	67.0	143.8
Provision for income taxes	10.3	28.2	23.0	52.0
Net income	20.1	49.8	44.0	91.8
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(3.2)	(3.4)	(5.5)	(6.5)
Net income attributable to LifePoint Health, Inc.	$16.9	$46.4	$38.5	$85.3

Weighted average shares outstanding - basic	43.0	44.2	43.1	44.2
Effect of dilutive stock options and other stock-based awards	1.3	2.2	1.3	2.0
Weighted average shares outstanding - diluted	44.3	46.4	44.4	46.2

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.39	$1.05	$0.89	$1.93
Diluted	$0.38	$1.00	$0.87	$1.84

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2016	2015 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$274.2	$284.0
Accounts receivable, less allowances for doubtful accounts of $854.8 and $796.8 at
June 30, 2016 and December 31, 2015, respectively	924.7	743.7
Inventories	150.5	127.7
Prepaid expenses	67.5	50.8
Other current assets	60.5	59.8
	1,477.4	1,266.0
Property and equipment:
Land	188.7	162.8
Buildings and improvements	2,712.1	2,272.3
Equipment	1,946.6	1,767.8
Construction in progress (estimated costs to complete and equip after June 30, 2016 is $587.7)	163.7	119.4
	5,011.1	4,322.3
Accumulated depreciation	(1,994.1)	(1,840.0)
	3,017.0	2,482.3

Intangible assets, net	67.7	70.6
Other long-term assets	78.9	510.4
Goodwill	1,721.0	1,667.5
Total assets	$6,362.0	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$211.6	$164.3
Accrued salaries	248.9	206.0
Income taxes payable	23.8	28.9
Other current liabilities	257.1	194.5
Current maturities of long-term debt	21.7	25.0
	763.1	618.7

Long-term debt, net	2,893.7	2,643.8
Deferred income taxes	43.4	94.4
Long-term portion of reserves for self-insurance claims	164.1	154.7
Other long-term liabilities	83.5	72.8
Total liabilities	3,947.8	3,584.4

Redeemable noncontrolling interests	104.3	103.6

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,032,858 and
66,613,238 shares issued at June 30, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	1,572.7	1,556.4
Accumulated other comprehensive loss	(2.7)	(2.7)
Retained earnings	1,693.5	1,655.0
Common stock in treasury, at cost, 24,360,284 and 23,480,203 shares at June 30, 2016
and December 31, 2015, respectively	(1,003.1)	(945.5)
Total LifePoint Health, Inc. stockholders' equity	2,261.1	2,263.9
Noncontrolling interests	48.8	44.9
Total equity	2,309.9	2,308.8
Total liabilities and equity	$6,362.0	$5,996.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net income	$20.1	$49.8	$44.0	$91.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	8.4	7.4	17.4	15.0
Depreciation and amortization	84.6	68.9	170.9	136.9
Amortization of physician minimum revenue guarantees	2.5	3.1	5.1	6.3
Amortization of debt issuance costs, discount and premium	1.4	1.3	2.9	2.5
Debt transaction costs	22.0	-	22.0	-
Impairment charges	-	-	1.2	11.6
Deferred income taxes	(44.3)	(1.5)	(49.0)	10.8
Reserve for self-insurance claims, net of payments	(0.2)	4.7	25.3	8.8
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(4.1)	21.0	(128.3)	27.2
Inventories, prepaid expenses and other current assets	13.6	39.0	(0.9)	53.1
Accounts payable, accrued salaries and other current liabilities	(17.1)	(18.3)	53.6	(14.3)
Income taxes payable/receivable	(22.0)	11.0	(5.1)	19.0
Other	1.5	2.0	(4.0)	(0.7)
Net cash provided by operating activities	66.4	188.4	155.1	368.0

Cash flows from investing activities:
Purchases of property and equipment	(70.3)	(53.1)	(122.9)	(94.2)
Acquisitions, net of cash acquired	(0.1)	(12.5)	(118.5)	(25.8)
Proceeds from sale of hospital	-	18.8	-	18.8
Other	(0.8)	1.6	(1.0)	1.8
Net cash used in investing activities	(71.2)	(45.2)	(242.4)	(99.4)

Cash flows from financing activities:
Proceeds from borrowings	1,275.0	-	1,350.0	-
Payments of borrowings	(1,097.0)	(2.8)	(1,177.6)	(5.6)
Repurchases of common stock	(50.1)	-	(57.6)	(33.8)
Payments of debt financing costs	(29.9)	(0.1)	(30.0)	(0.1)
Proceeds from exercise of stock options	1.0	3.8	2.3	10.8
Other	(7.0)	(3.2)	(9.6)	(8.6)
Net cash provided by (used in) financing activities	92.0	(2.3)	77.5	(37.3)

Change in cash and cash equivalents	87.2	140.9	(9.8)	231.3
Cash and cash equivalents at beginning of period	187.0	281.9	284.0	191.5
Cash and cash equivalents at end of period	$274.2	$422.8	$274.2	$422.8

Supplemental disclosure of cash flow information:
Interest payments	$67.4	$47.1	$71.9	$51.6
Capitalized interest	$1.2	$0.4	$2.2	$0.8
Income tax payments, net	$76.6	$18.6	$76.9	$22.2

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2015 (a)	43.1	$0.7	$1,556.4	$(2.7)	$1,655.0	$(945.5)	$44.9	$2,308.8
Net income	-	-	-	-	38.5	-	(0.9)	37.6
Exercise of stock options and tax
benefits of stock-based awards	0.5	-	4.5	-	-	-	-	4.5
Stock-based compensation	-	-	17.4	-	-	-	-	17.4
Repurchases of common stock,
at cost	(0.9)	-	-	-	-	(57.6)	-	(57.6)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(5.6)	-	-	-	5.8	0.2
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.0)	(1.0)
Balance at June 30, 2016	42.7	$0.7	$1,572.7	$(2.7)	$1,693.5	$(1,003.1)	$48.8	$2,309.9

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Adoption of Recently Issued Accounting Standards

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The Company adopted ASU 2015-16 during the first quarter of 2016, which had no impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

ASU 2015-5, “Intangibles – Goodwill and Other – Internal-Use Software”

In April 2015, the FASB issued ASU 2015-5, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2015-5”).  ASU 2015-5 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, ASU 2015-5 specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-5 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company prospectively adopted the provisions of ASU 2015-5 during the first quarter of 2016, which had no material impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification (“ASC”).  The Company adopted ASU 2015-2 during the first quarter of 2016, which had no impact on the Company’s financial position, results of operation, cash flows or financial disclosures.

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

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. The Company anticipates that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities.  The Company is still evaluating the impact that the adoption of this standard will have on its policies, procedures and control framework.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted starting with annual periods beginning after December 31, 2016. The Company is still evaluating the impact that the adoption of this standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$454.8	28.6%	$370.0	29.1%	$907.8	28.6%	$747.9	29.5%
Medicaid	226.4	14.2	207.4	16.3	455.9	14.4	404.8	16.0
HMOs, PPOs and other
private insurers	903.2	56.7	683.0	53.8	1,782.3	56.2	1,364.1	53.8
Self-pay	210.3	13.2	178.4	14.0	404.1	12.7	342.7	13.5
Other	21.6	1.4	31.0	2.5	67.0	2.1	61.9	2.5
Revenues before provision
for doubtful accounts	1,816.3	114.1	1,469.8	115.7	3,617.1	114.0	2,921.4	115.3
Provision for doubtful accounts	(223.9)	(14.1)	(199.4)	(15.7)	(444.0)	(14.0)	(387.3)	(15.3)
Revenues	$1,592.4	100.0%	$1,270.4	100.0%	$3,173.1	100.0%	$2,534.1	100.0%

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the six months ended June 30, 2016 (in millions):

Balance at January 1, 2016	$796.8
Additions recognized as a reduction to revenues	444.0
Accounts written off, net of recoveries	(386.0)
Balance at June 30, 2016	$854.8

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 48.0% and 51.7% as of June 30, 2016 and December 31, 2015, respectively. The decrease in the resulting ratio of the allowance for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at June 30, 2016 as compared to December 31, 2015 is primarily a result of our recent acquisitions, including growth in our outstanding accounts receivable generated subsequent to our purchase of certain recently acquired facilities due to the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs. Additionally, as of June 30, 2016 and December 31, 2015, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were 89.4% and 88.9%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $58.0  million and $61.7 million for the three months ended June 30, 2016 and 2015, respectively, and $118.6 million and $115.6 million for the six months ended June 30, 2016 and 2015, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $7.9 million for each of the three months ended June 30, 2016 and 2015, and $16.3 million and $16.0 million for the six months ended June 30, 2016 and 2015, respectively.  Additionally, included in the Company’s health support center overhead costs are transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $1.2 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $6.2 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its new senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), the prior senior secured term loan facility (the “Prior Term Facility”) and prior senior secured incremental term loans (the “Incremental Term Loans”) under its prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs, discount and premium, as of June 30, 2016 and December 31, 2015 were as follows (in millions):

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Senior Credit Agreement:
Term Facility	$700.0	$-	$689.5	$-
Prior Credit Agreement:
Prior Term Facility	$-	$405.0	$-	$404.5
Incremental Term Loans	$-	$222.6	$-	$222.3
6.625% Senior Notes	$-	$400.0	$-	$414.0
5.5% Senior Notes	$1,100.0	$1,100.0	$1,145.4	$1,105.5
5.875% Senior Notes	$500.0	$500.0	$516.3	$506.3
5.375% Senior Notes	$500.0	$-	$500.6	$-

The fair values of the Company’s long-term debt instruments were estimated based on the average bid and ask price as determined using published rates and categorized as Level 2 within the fair value hierarchy in accordance with ASC 820-10.  On June 10, 2016, the Company repaid the outstanding balances of the Prior Term Facility and the Incremental Term Loans with the proceeds from the $700.0 million Term Facility.  Additionally, on May 26, 2016, the Company issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of the outstanding 6.625% Senior Notes on June 13, 2016.   These transactions are more fully discussed in Note 7.

Note 5. Acquisitions

Central North Carolina Market

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $190.9 million in cash, including net working capital, excluding accounts receivable, plus the assumption of certain capital lease obligations of approximately $78.0 million.  The purchase price of Frye and Central Carolina, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

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

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements for approximately $0.9 million during the six months ended June 30, 2016.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 (in millions):

	June 30,	December 31,
	2016	2015
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$47.0	$48.9
Accumulated amortization	(29.4)	(28.9)
Net total	17.6	20.0
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(12.3)	(11.2)
Net total	7.9	9.0
Total amortized intangible assets
Gross carrying amount	67.2	69.1
Accumulated amortization	(41.7)	(40.1)
Net total	25.5	29.0

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	30.7	30.6
Licenses, provider numbers, accreditations and other	11.5	11.0
Net total	42.2	41.6

Total intangible assets:
Gross carrying amount	109.4	110.7
Accumulated amortization	(41.7)	(40.1)
Net total	$67.7	$70.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $8.3 million and $8.1 million as of June 30, 2016 and December 31, 2015, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals which are amortized on a straight-line basis over the term of the agreements.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

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

Note 7. Long-Term Debt

Senior Credit Agreement

Terms

On June 10, 2016, the Company replaced the Prior Credit Agreement with the Senior Credit Agreement maturing on June 10, 2021.  The Senior Credit Agreement provides for the $700.0 million Term Facility and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”).  The proceeds from the Term Facility were used to repay the outstanding balances of the Prior Term Facility and Incremental Term Loans under the Company’s Prior Credit Agreement and to pay related fees and expenses, and thereafter, for general corporate purposes.  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year with the balance due at maturity.    Additionally, the Term Facility is subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.    The Senior Credit Agreement is guaranteed, on a senior basis, by the Company’s subsidiaries that guaranteed the Prior Credit Agreement, subject to certain exceptions.  The Senior Credit Agreement is secured by collateral consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes issued by the subsidiaries of the Company and owned by the Company and each guarantor, subject to certain exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2016,  the Company had $21.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $578.3 million as of June 30, 2016.

The Senior Credit Agreement may, subject to certain conditions and to receipt of commitments from new or existing lenders, be increased up to the sum of (i) $800.0 million and (ii) an amount such that, after giving pro forma effect to such increase and to the use of proceeds therefrom, the Company’s secured leverage ratio does not exceed 3.50:1.00; provided that no lender is obligated to participate in any such increase.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement. As of June 30, 2016, the applicable annual interest rate under the Term Facility was 2.20%, which was based on the 30-day adjusted LIBOR of 0.45% plus the applicable margin.

 Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  The Company was in compliance with this covenant as of June 30, 2016.

In addition, the Senior Credit Agreement contains certain customary affirmative and negative covenants, which place limitations on the ability of the Company and its subsidiaries to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends or distributions to stockholders, undertake transactions with affiliates and enter into merger transactions or consolidate with other companies. The Senior Credit Agreement also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative covenants.

Issuance of 5.375% Senior Notes and Redemption of 6.625% Senior Notes

On May 26, 2016, the Company issued in a private placement $500.0 million aggregate principal amount of 5.375% Senior Notes due May 1, 2024.  The proceeds from this issuance were used to redeem all $400.0 million aggregate principal amount of the outstanding 6.625% Senior Notes at a redemption price of 103.313% of principal amount plus accrued and unpaid interest to the redemption date of June 13, 2016.  The remaining proceeds were used for general corporate purposes.  The 5.375% Senior Notes bear interest at the rate of 5.375% per year, payable semi-annually on May 1 and November 1.  The 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of the Company’s existing and future domestic subsidiaries.

The Company may redeem up to 35% of the aggregate principal amount of the 5.375% Senior Notes, at any time before May 1, 2019, with the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the 5.375% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

The Company may redeem the 5.375% Senior Notes, in whole or in part, at any time prior to May 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Company may redeem the 5.375% Senior Notes, in whole or in part, at any time on or after May 1, 2019 at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption:

May 1, 2019 to April 30, 2020	104.031%
May 1, 2020 to April 30, 2021	102.688%
May 1, 2021 to April 30, 2022	101.344%
May 1, 2022 and thereafter	100.000%

If the Company experiences a change in control under certain circumstances, it must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

The 5.375% Senior Notes contain customary restrictive covenants, which among other things, limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness; pay dividends on, or redeem or repurchase, its capital stock; make investments; incur obligations that restrict the Company’s subsidiaries from making dividend or other payment to the Company; sell or encumber its assets; engage in transactions with affiliates; enter into sale/leaseback transactions; and merge, consolidate, or transfer all or substantially all of its assets.

In connection with the issuance of the 5.375% Senior Notes, the Company agreed to use commercially reasonable efforts to register with the Securities and Exchange Commission exchange notes having substantially identical terms as the 5.375% Senior Notes and complete an exchange offer no later than 395 calendar days after the issuance date of the 5.375% Senior Notes.  Under certain circumstances, the Company may be required to file a shelf registration statement with respect to the 5.375% Senior Notes.  If the Company fails to meet these obligations, it has agreed to pay additional interest to the holders of the affected 5.375% Senior Notes under certain circumstances.

Debt Transaction Costs

In connection with the various debt transactions discussed above, the Company capitalized $16.0 million of new debt issuance costs and recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share, during the three months ended June 30, 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to the Company’s various debt transactions entered into during the three months ended June 30, 2016.

Note 8.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2014 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under this plan. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of the Company’s common stock through December 3, 2016.    As of June 30, 2016, the Company had remaining authority to repurchase $75.0 million in shares in accordance with the 2015 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2015 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company repurchased approximately 0.8 million and 0.4 million shares for an aggregate purchase price, including commissions, of $50.0 million and $25.0 million at an average purchase price of $66.03 and $67.86 per share during the six months ended June 30, 2016 and 2015, respectively.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June 30, 2016 and 2015 for aggregate purchase prices of approximately $7.6 million and $8.8 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Stock Options

The Company granted options to purchase 924,117 and 823,750 shares of the Company’s common stock to certain officers and employees in accordance with the 2013 LTIP during the six months ended June 30, 2016 and 2015, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the 2013 LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the six months ended June 30, 2016 and 2015 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Expected volatility	32.2%	29.0%
Risk-free interest rate	1.76%	2.20%
Expected dividends	-	-
Average expected term (years)	5.9	5.3
Fair value per share of stock options granted	$19.58	$18.66

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $1.2 million and $8.1 million, respectively. The Company received $1.0 million and $3.8 million in cash from stock option exercises for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $10.8 million in cash from stock option exercises for the six months ended June 30, 2016 and 2015, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the six months ended June 30, 2016 and $1.9 million for the six months ended June 30, 2015.

As of June 30, 2016, there was $23.4 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.5 years.

Other Stock-Based Awards

The Company granted 155,568 and 144,919 restricted stock units to certain officers, employees and non-employee directors in accordance with the 2013 LTIP during the six months ended June 30, 2016 and 2015, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the six months ended June 30, 2016 and 2015, the Company granted 159,248 targeted performance-based restricted stock units subject to the achievement of a combination of performance and market conditions and 145,000 targeted performance-based restricted stock units subject to the achievement of a market condition, respectively. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three years.

The performance condition for the targeted performance-based restricted stock units granted during the six months ended June 30, 2016 are based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The market condition for the targeted performance-based restricted stock units granted during each of the six months ended June 30, 2016 and 2015 are based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.

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

As of June 30, 2016,  there was $30.9 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.7 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Equity awards:
Other stock-based awards	$5.0	$4.8	$10.3	$9.5
Stock options	3.4	2.6	7.1	5.5
	8.4	7.4	17.4	15.0
Liability awards:
Other stock-based awards	(2.0)	3.0	(3.5)	3.7
Total stock-based compensation expense	$6.4	$10.4	$13.9	$18.7
Tax benefit on stock-based compensation expense	$2.5	$4.1	$5.5	$7.4

     The Company did not capitalize any stock-based compensation cost during the three or six months ended June 30, 2016 or 2015. As of June 30, 2016, there was $54.3 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. In addition, on June 30, 2016, in accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015, the Department of Justice (“DOJ”) published an interim final rule that, effective as of August 1, 2016, increases the civil monetary penalties that may be imposed for violations of the False Claims Act from a minimum of $5,500 and a maximum of $11,000 to a minimum of $10,781 and a maximum of $21,563 for each false and fraudulent claim. The interim final rule also establishes a mechanism for increasing the amounts of those civil monetary penalties for inflation on an annual basis beginning in 2017 and continuing each year thereafter.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Although the healthcare industry has seen numerous ongoing investigations related to compliance and billing practices, hospitals, in particular, continue to be a primary enforcement target for the Office of Inspector General (“OIG”), the DOJ and other governmental fraud and abuse programs. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, inquiries or subpoenas from fiscal intermediaries, and federal and state agencies. Any proceedings against the Company may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at June 30, 2016 has recorded a reserve for Marquette General of $18.0 million.

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

June 30, 2016

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

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the six months ended June 30, 2016, the Company recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.35 loss per diluted share.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $19.0 million at June 30, 2016.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $8.3 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $163.7 million in costs related to uncompleted projects as of June 30, 2016, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At June 30, 2016, these uncompleted projects had an estimated cost to complete and equip of approximately $587.7 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At June 30, 2016, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,656.7 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

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

Marquette Replacement Facility

In December 2015, the Company acquired a parcel of land in Marquette, Michigan, and in May 2016, began constructing a replacement hospital for the existing Marquette General hospital.  The Company anticipates that it will continue to operate the existing hospital campus until such point that the replacement hospital is ready for its intended use.  Management currently expects that the construction of the replacement hospital will take approximately two to three years.

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing.  Because the estimated future undiscounted cash flows of Marquette General exceed the carrying values of the assets being considered for disposal, the Company has determined that these long-lived assets are not impaired.  However, the Company has begun accelerating its depreciation expense for the portion of the existing hospital management anticipates disposing of in the future in order to reduce its carrying value down to the estimated fair value at the end of the projected construction period of the replacement hospital.  Accordingly, the Company incurred approximately $1.5 million and $3.2 million, $0.9 million and $2.0 million net of income taxes, or $0.02 and $0.04 loss per diluted share, of additional depreciation expense during the three and six months ended June 30, 2016, respectively. The Company currently estimates this acceleration will result in approximately $6.0 million of additional depreciation expense per year during the construction of the replacement hospital.  This estimate is subject to change as a result of possible modifications to the Company’s plans for the existing hospital, including, but not limited to, the finalization of the plans for the replacement hospital, changes in the estimated construction period for the replacement hospital, on-going discussions and negotiations with interested parties for the existing hospital, regulatory approvals and changing market conditions.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

Note 11. Guarantor and Non-Guarantor Supplementary Information

The 5.5% Senior Notes,  5.875% Senior Notes and 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s existing subsidiaries that guarantee the Company’s Senior Credit Agreement. The guarantors are 100% owned by the Company. Additionally, the guarantees are full and unconditional and are subject to customary release provisions as set forth in the agreements for the 5.5% Senior Notes, 5.875% Senior Notes and 5.375% Senior Notes.

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,025.9	$790.4	$-	$1,816.3
Provision for doubtful accounts	-	132.8	91.1	-	223.9
Revenues	-	893.1	699.3	-	1,592.4

Salaries and benefits	6.4	421.8	332.1	-	760.3
Supplies	-	143.7	125.2	-	268.9
Other operating expenses	0.1	233.0	164.8	-	397.9
Other income	-	(4.4)	(5.7)	-	(10.1)
Equity in earnings of affiliates	(63.9)	-	-	63.9	-
Depreciation and amortization	-	53.0	31.6	-	84.6
Interest expense, net	32.4	1.3	4.7	-	38.4
Debt transaction costs	22.0	-	-	-	22.0
Management (income) fees	-	(20.0)	20.0	-	-
	(3.0)	828.4	672.7	63.9	1,562.0
Income before income taxes	3.0	64.7	26.6	(63.9)	30.4
(Benefit) provision for income taxes	(13.9)	24.2	-	-	10.3
Net income	16.9	40.5	26.6	(63.9)	20.1
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.4)	(2.8)	-	(3.2)
Net income attributable to LifePoint
Health, Inc.	$16.9	$40.1	$23.8	$(63.9)	$16.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,027.5	1,589.6	$-	$3,617.1
Provision for doubtful accounts	-	261.0	183.0	-	444.0
Revenues	-	1,766.5	1,406.6	-	3,173.1

Salaries and benefits	13.9	832.2	679.9	-	1,526.0
Supplies	-	283.2	248.1	-	531.3
Other operating expenses, net	0.4	472.6	322.2	-	795.2
Other income	-	(9.5)	(6.9)	-	(16.4)
Equity in earnings of affiliates	(119.2)	-	-	119.2	-
Depreciation and amortization	-	106.1	64.8	-	170.9
Interest expense, net	65.0	2.4	8.5	-	75.9
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Management (income) fees	-	(39.0)	39.0	-	-
	(17.9)	1,649.2	1,355.6	119.2	3,106.1
Income before income taxes	17.9	117.3	51.0	(119.2)	67.0
(Benefit) provision for income taxes	(20.6)	43.6	-	-	23.0
Net income	38.5	73.7	51.0	(119.2)	44.0
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.5)	(5.0)	-	(5.5)
Net income attributable to LifePoint
Health, Inc.	$38.5	$73.2	$46.0	$(119.2)	$38.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,691.3	$1,230.1	$-	$2,921.4
Provision for doubtful accounts	-	246.8	140.5	-	387.3
Revenues	-	1,444.5	1,089.6	-	2,534.1

Salaries and benefits	18.7	663.4	535.9	-	1,218.0
Supplies	-	209.4	181.5	-	390.9
Other operating expenses, net	(0.2)	368.8	233.7	-	602.3
Other income	-	(17.8)	(8.1)	-	(25.9)
Equity in earnings of affiliates	(131.1)	-	-	131.1	-
Depreciation and amortization	-	89.9	47.0	-	136.9
Interest expense, net	16.9	32.9	6.7	-	56.5
Impairment charges	-	11.6	-	-	11.6
Management (income) fees	-	(25.5)	25.5	-	-
	(95.7)	1,332.7	1,022.2	131.1	2,390.3
Income before income taxes	95.7	111.8	67.4	(131.1)	143.8
Provision for income taxes	10.4	41.6	-	-	52.0
Net income	85.3	70.2	67.4	(131.1)	91.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(1.9)	(4.6)	-	(6.5)
Net income attributable to LifePoint
Health, Inc.	$85.3	$68.3	$62.8	$(131.1)	$85.3

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$180.8	93.4	$-	$274.2
Accounts receivable, net	-	525.6	399.1	-	924.7
Inventories	-	91.1	59.4	-	150.5
Prepaid expenses	0.2	42.4	24.9	-	67.5
Other current assets	-	24.3	36.2	-	60.5
	0.2	864.2	613.0	-	1,477.4
Property and equipment:
Land	-	91.6	97.1	-	188.7
Buildings and improvements	-	1,847.5	864.6	-	2,712.1
Equipment	-	1,447.7	498.9	-	1,946.6
Construction in progress	-	96.3	67.4	-	163.7
	-	3,483.1	1,528.0	-	5,011.1
Accumulated depreciation	-	(1,614.2)	(379.9)	-	(1,994.1)
	-	1,868.9	1,148.1	-	3,017.0
Intangible assets, net	-	28.5	39.2	-	67.7
Investments in subsidiaries	2,399.6	-	-	(2,399.6)	-
Due from subsidiaries	2,703.8	-	-	(2,703.8)	-
Other long-term assets	16.4	28.8	33.7	-	78.9
Goodwill	-	1,466.5	254.5	-	1,721.0
Total assets	$5,120.0	4,256.9	2,088.5	$(5,103.4)	$6,362.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$127.3	84.3	$-	$211.6
Accrued salaries	3.9	139.6	105.4	-	248.9
Income taxes payable	23.8	-	-	-	23.8
Other current liabilities	11.1	135.3	110.7	-	257.1
Current maturities of long-term debt	17.5	0.8	3.4	-	21.7
	56.3	403.0	303.8	-	763.1
Long-term debt, net	2,758.8	47.6	87.3	-	2,893.7
Due to Parent	-	1,842.9	860.9	(2,703.8)	-
Deferred income taxes	43.4	-	-	-	43.4
Long-term portion of reserves for self-insurance claims	-	118.8	45.3	-	164.1
Other long-term liabilities	0.4	32.1	51.0	-	83.5
Total liabilities	2,858.9	2,444.4	1,348.3	(2,703.8)	3,947.8
Redeemable noncontrolling interests	-	-	104.3	-	104.3
Total LifePoint Health, Inc. stockholders' equity	2,261.1	1,811.2	588.4	(2,399.6)	2,261.1
Noncontrolling interests	-	1.3	47.5	-	48.8
Total equity	2,261.1	1,812.5	635.9	(2,399.6)	2,309.9
Total liabilities and equity	$5,120.0	$4,256.9	$2,088.5	$(5,103.4)	$6,362.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16.9	40.5	26.6	(63.9)	$20.1
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(63.9)	-	-	63.9	-
Stock-based compensation	8.4	-	-	-	8.4
Depreciation and amortization	-	53.0	31.6	-	84.6
Amortization of physician minimum revenue guarantees	-	2.2	0.3	-	2.5
Amortization of debt issuance costs, discount and premium	1.4	-	-	-	1.4
Debt transaction costs	22.0	-	-	-	22.0
Deferred income taxes	(44.3)	-	-	-	(44.3)
Reserve for self-insurance claims, net of payments	-	(5.7)	5.5	-	(0.2)
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	6.6	(10.7)	-	(4.1)
Inventories, prepaid expenses and other current assets	(0.1)	7.7	6.0	-	13.6
Accounts payable, accrued salaries and other current liabilities	(34.5)	16.5	0.9	-	(17.1)
Income taxes payable/receivable	(22.0)	-	-	-	(22.0)
Other	0.3	(1.1)	2.3	-	1.5
Net cash (used in) provided by operating activities	(115.8)	119.7	62.5	-	66.4

Cash flows from investing activities:
Purchases of property and equipment	-	(43.3)	(27.0)	-	(70.3)
Acquisitions, net of cash acquired	-	-	(0.1)	-	(0.1)
Other	(0.7)	(0.1)	-	-	(0.8)
Net cash used in investing activities	(0.7)	(43.4)	(27.1)	-	(71.2)

Cash flows from financing activities:
Proceeds from borrowings	1,275.0	-	-	-	1,275.0
Payments of borrowings	(1,097.0)	-	-	-	(1,097.0)
Repurchases of common stock	(50.1)	-	-	-	(50.1)
Payments of debt financing costs	(29.9)	-	-	-	(29.9)
Proceeds from exercise of stock options	1.0	-	-	-	1.0
Change in intercompany balances with affiliates, net	17.5	23.5	(41.0)	-	-
Other	-	(0.1)	(6.9)	-	(7.0)
Net cash provided by (used in) financing activities	116.5	23.4	(47.9)	-	92.0

Change in cash and cash equivalents	-	99.7	(12.5)	-	87.2
Cash and cash equivalents at beginning of period	-	81.1	105.9	-	187.0
Cash and cash equivalents at end of period	$-	$180.8	93.4	$-	$274.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$46.4	$39.2	$35.8	$(71.6)	$49.8
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(71.6)	-	-	71.6	-
Stock-based compensation	7.4	-	-	-	7.4
Depreciation and amortization	-	44.5	24.4	-	68.9
Amortization of physician minimum revenue guarantees	-	2.7	0.4	-	3.1
Amortization of debt issuance costs, discount and premium	1.3	-	-	-	1.3
Deferred income taxes	(1.5)	-	-	-	(1.5)
Reserve for self-insurance claims, net of payments	-	2.1	2.6	-	4.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	4.0	17.0	-	21.0
Inventories, prepaid expenses and other current assets	-	25.2	13.8	-	39.0
Accounts payable, accrued salaries and other current liabilities	(16.2)	(8.2)	6.1	-	(18.3)
Income taxes payable/receivable	11.0	-	-	-	11.0
Other	0.5	1.2	0.3	-	2.0
Net cash (used in) provided by operating activities	(22.7)	110.7	100.4	-	188.4

Cash flows from investing activities:
Purchases of property and equipment	-	(17.3)	(35.8)	-	(53.1)
Acquisitions, net of cash acquired	-	(1.2)	(11.3)	-	(12.5)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	1.8	(1.3)	1.1	-	1.6
Net cash provided by (used in) investing activities	1.8	(1.0)	(46.0)	-	(45.2)

Cash flows from financing activities:
Payments of borrowings	(2.8)	-	-	-	(2.8)
Payments of debt financing costs	(0.1)	-	-	-	(0.1)
Proceeds from exercise of stock options	3.8	-	-	-	3.8
Change in intercompany balances with affiliates, net	20.0	42.8	(62.8)	-	-
Other	-	-	(3.2)	-	(3.2)
Net cash provided by (used in) financing activities	20.9	42.8	(66.0)	-	(2.3)

Change in cash and cash equivalents	-	152.5	(11.6)	-	140.9
Cash and cash equivalents at beginning of period	-	164.2	117.7	-	281.9
Cash and cash equivalents at end of period	$-	$316.7	$106.1	$-	$422.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38.5	73.7	51.0	(119.2)	$44.0
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(119.2)	-	-	119.2	-
Stock-based compensation	17.4	-	-	-	17.4
Depreciation and amortization	-	106.1	64.8	-	170.9
Amortization of physician minimum revenue guarantees	-	4.3	0.8	-	5.1
Amortization of debt issuance costs, discount and premium	2.9	-	-	-	2.9
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Deferred income taxes	(49.0)	-	-	-	(49.0)
Reserve for self-insurance claims, net of payments	-	15.6	9.7	-	25.3
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(26.2)	(102.1)	-	(128.3)
Inventories, prepaid expenses and other current assets	(0.1)	4.6	(5.4)	-	(0.9)
Accounts payable, accrued salaries and other current liabilities	(6.8)	6.7	53.7	-	53.6
Income taxes payable/receivable	(5.1)	-	-	-	(5.1)
Other	0.6	0.3	(4.9)	-	(4.0)
Net cash (used in) provided by operating activities	(98.8)	186.3	67.6	-	155.1

Cash flows from investing activities:
Purchases of property and equipment	-	(75.5)	(47.4)	-	(122.9)
Acquisitions, net of cash acquired	-	(118.2)	(0.3)	-	(118.5)
Other	(0.7)	(0.3)	-	-	(1.0)
Net cash used in investing activities	(0.7)	(194.0)	(47.7)	-	(242.4)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,177.6)	-	-	-	(1,177.6)
Repurchases of common stock	(57.6)	-	-	-	(57.6)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	2.3	-	-	-	2.3
Change in intercompany balances with affiliates, net	12.4	(12.4)	-	-	-
Other	-	-	(9.6)	-	(9.6)
Net cash provided by (used in) financing activities	99.5	(12.4)	(9.6)	-	77.5

Change in cash and cash equivalents	-	(20.1)	10.3	-	(9.8)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$180.8	$93.4	$-	$274.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$85.3	$70.2	$67.4	$(131.1)	$91.8
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of affiliates	(131.1)	-	-	131.1	-
Stock-based compensation	15.0	-	-	-	15.0
Depreciation and amortization	-	89.9	47.0	-	136.9
Amortization of physician minimum revenue guarantees	-	5.4	0.9	-	6.3
Amortization of debt issuance costs, discount and premium	2.5	-	-	-	2.5
Impairment charges	-	11.6	-	-	11.6
Deferred income taxes	10.8	-	-	-	10.8
Reserve for self-insurance claims, net of payments	-	2.1	6.7	-	8.8
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	3.3	23.9	-	27.2
Inventories, prepaid expenses and other current assets	0.1	44.9	8.1	-	53.1
Accounts payable, accrued salaries and other current liabilities	3.3	(35.7)	18.1	-	(14.3)
Income taxes payable/receivable	19.0	-	-	-	19.0
Other	(0.2)	(1.4)	0.9	-	(0.7)
Net cash provided by operating activities	4.7	190.3	173.0	-	368.0

Cash flows from investing activities:
Purchases of property and equipment	-	(45.7)	(48.5)	-	(94.2)
Acquisitions, net of cash acquired	-	(5.2)	(20.6)	-	(25.8)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	1.2	1.5	(0.9)	-	1.8
Net cash provided by (used in) investing activities	1.2	(30.6)	(70.0)	-	(99.4)

Cash flows from financing activities:
Payments of borrowings	(5.6)	-	-	-	(5.6)
Repurchases of common stock	(33.8)	-	-	-	(33.8)
Payments of debt financing costs	(0.1)	-	-	-	(0.1)
Proceeds from exercise of stock options	10.8	-	-	-	10.8
Change in intercompany balances with affiliates, net	22.8	94.6	(117.4)	-	-
Other	-	0.4	(9.0)	-	(8.6)
Net cash (used in) provided by financing activities	(5.9)	95.0	(126.4)	-	(37.3)

Change in cash and cash equivalents	-	254.7	(23.4)	-	231.3
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$316.7	$106.1	$-	$422.8

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

Forward-Looking Statements

We make forward-looking statements in this report, other reports and in statements we file with the Securities and Exchange Commission (“SEC”) and/or release to the public. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include: projections of our revenues, net income, earnings per share, capital expenditures, cash flows, debt repayments, interest rates, operating statistics and data or other financial items; efforts to reduce the cost of providing healthcare while increasing quality; descriptions of plans or objectives of our management for future operations, services or growth plans including acquisitions, divestitures, business strategies, core strategies and other initiatives, including our relationship with Duke University Health System, Inc. through Duke LifePoint Healthcare; interpretations of Medicare and Medicaid laws and regulations and their effect on our business; and descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; changes in depreciation and amortization expenses; future net revenue days outstanding; our business strategy and operating philosophy; effects of competition in our markets; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); anticipated capital expenditures, including routine projects, investments in information systems and capital projects related to recent acquisitions and the expectation that capital commitments could be a significant component of future acquisitions; timeframes for completion of capital projects; implementation of supply chain management and revenue cycle functions; accounting estimates and the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; participation in the healthcare exchanges and the impact of the increasing use of narrow networks and tiered networks; reimbursement changes, including policy considerations and changes resulting from state budgetary restrictions; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting, employment and retention.

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At June 30, 2016, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,429 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,592.4 million and $1,270.4 million during the three months ended June 30, 2016 and 2015, respectively, and $3,173.1 million and $2,534.1 million during the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, respectively, we derived 42.8% and 45.4%, of our revenues, collectively, from the Medicare and Medicaid programs and 43.0% and 45.5% during the six months ended June 30, 2016 and 2015, respectively. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. In addition, there have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act. The results of such litigation and legislative efforts may impact our business in the future. During 2015, and continuing during the first half of 2016, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.    Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to continue to be, revised significantly based on cost containment and policy considerations.  The Centers for Medicare and Medicaid Services (“CMS”) has already implemented some of the Medicare reimbursement reductions required by the Affordable Care Act, and these revisions will likely become more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 imposed a 2% reduction in Medicare spending effective as of April 1, 2013, which was extended by the Bipartisan Budget Act of 2015 (the “BBA”), through 2025.

On April 18, 2016, CMS issued its hospital inpatient patient prospective system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2017, which begins on October 1, 2016. Among other things, the proposed rule provides an operating payment rate increase of 0.85% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by (i) a multi-factor productivity adjustment of 0.5%, (ii) a 0.75% reduction required by the Affordable Care Act, and (iii) a 1.5% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012 (“ATRA”) and increased by (iv) a permanent adjustment of 0.2% to prospectively remove the 0.2% reduction in payment rates that was implemented in FFY 2014 to offset the estimated increase in IPPS expenditures resulting from the Medicare program’s “two midnight rule” and (v) a temporary one-time prospective increase of 0.6% to address the effects of the 0.2% reduction to the rate for the two-midnight rule for FFYs 2014, 2015, and 2016. The documentation and coding recoupment adjustment is the last of a series of adjustments that CMS was required to make by ATRA in order to recover $11 billion by FFY 2017 to fully recoup documentation and coding overpayments that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system that began in FFY 2008. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

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

On July 14, 2016, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2017, which begins on January 1, 2017. Among other things, the proposed rule provides for a payment rate increase of 1.55% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.45% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by a multi-factor productivity adjustment of 0.5% and an additional 0.75% reduction required by the Affordable Care Act. In addition to updating the OPPS payment rate, the proposed rule would also, among other things, remove the pain management dimension of the Hospital Consumer Assessment of Healthcare Providers and Systems survey for the purposes of the Medicare Hospital Value-Based Purchasing Program, add seven measures to the OQR Program for the CY 2020 payment determination and subsequent years, remove six procedures from the Medicare inpatient-only procedure list, and establish a 90-day EHR reporting period in 2016 for all eligible professionals, eligible hospitals and critical access hospitals (“CAHs”), and reduce certain reporting requirements for eligible hospitals and CAHs attesting under the Medicare EHR Incentive Program. Overall, CMS estimates that under the proposed rule, OPPS payments to providers, including estimated spending for pass-through payments, would increase by approximately 1.6% in CY 2017.

In addition to those changes, the OPPS proposed rule for CY 2016 also includes several provisions regarding the implementation of Section 603 of the BBA, which, effective as of January 1, 2017, limits OPPS reimbursement for items and services that are furnished by certain off-campus outpatient provider-based departments (“off-campus PBDs”) of hospitals.  Under the proposed rule, CMS would continue to make OPPS payments to off-campus PBDs that were billing Medicare as hospital departments under the OPPS on or prior to November 1, 2015 (“grandfathered PBDs”).  However, grandfathered PBDs would generally not be allowed to relocate, and grandfathered status would only be given to items and services that are part of the same clinical families of services, such as advanced imaging, diagnostic tests, general surgery, and radiation oncology, that were furnished and billed by the grandfathered PBD prior to November 2, 2015.  Any items and services that are not part of a clinical family of services furnished and billed by the grandfathered PBD prior to November 2, 2015, would not be eligible for OPPS payment.  In addition to grandfathered PBDs, CMS would continue to reimburse all items and services that are furnished in a dedicated emergency department of a hospital, as such term is defined for the purposes of the Emergency Medical Treatment and Active Labor Act, regardless of whether the items and services are emergency items and services, and all items and services that are furnished in off-campus PBDs that are located within 250 yards of a remote location of a hospital, which is a facility that is either created or acquired by a hospital for the purpose of furnishing inpatient hospital services under the name, ownership, and financial and administrative control of the hospital, under the OPPS. Under the proposed rule, all items and services not provided at a grandfathered or otherwise excepted PBD and all items and services that are not part of a clinical family of services furnished and billed by a grandfathered PBD prior to November 2, 2015, would generally be paid by CMS under the Medicare Physician Fee Schedule (“MPFS”).

With respect to payment under the MPFS for items and services that are subject to the reimbursement limitations set forth in Section 603 of the BBA, in the proposed rule, CMS stated that while it intends to eventually provide a mechanism for non-grandfathered or excepted off-campus PBDs to bill and receive payment for those items and services, given the complexities of the Medicare payment and claims processing systems, new payment processes cannot be developed prior to January 1, 2017.  As a result, CMS is proposing that for CY 2017, payment by the Medicare program for items and services that are subject to the payment limitations set forth in Section 603 of the BBA will be made to the treating physician or practitioners at the non-facility rate under the MPFS, and Medicare will not make any separate facility payments to the applicable hospital for those items and services.  CMS stated that in the alternative, a hospital could, assuming the location at issue could meet the applicable conditions for coverage or payment, elect to have non-grandfathered or otherwise excepted off-campus PBDs enroll in the Medicare program as another provider/supplier type, such as an ambulatory surgery center or a physician group practice, and receive payment under the Medicare ambulatory surgical center payment system or MPFS. CMS solicited comments on potential system changes and the development of new payment mechanisms that would allow an off-campus PBD to bill for items and services that are subject to the payment limitations set forth in Section 603 of the BBA under the MPFS beginning in CY 2018.  The CMS actuary has estimated that the implementation of Section 603 of the BBA will save the Medicare program approximately $500 million in CY 2017. We cannot predict whether the OPPS proposed rule for CY 2017 will be implemented in whole or in part, or, if implemented, the impact that the OPPS proposed rule for CY 2017 would have on our results of operations.

On July 25, 2016, CMS released a proposed rule that, among other things, would create a new bundled payment model for cardiac care and that would expand the existing Comprehensive Care for Joint Replacement (“CJR”) model to certain hip surgeries. Under the proposed rule, the hospital in which a patient is admitted for care for a heart attack, bypass surgery, or surgical hip/femur treatment would be accountable for the cost and quality of care provided to Medicare beneficiaries during their inpatient stay and for a period of 90 days thereafter. Once the bundled payment models are fully in effect, participating hospitals would be paid a fixed target price for each episode of care, with hospitals that deliver higher quality care receiving a higher target price.  At the end of each model performance year of the five year test period, CMS would compare actual spending for the episode (total expenditures for related services under Medicare Parts A and B) to the target price that reflects episode quality for the responsible hospital.  Depending on the hospital’s quality and episode spending performance, the hospital would either receive an additional payment from the Medicare program or would be required to repay Medicare a portion of the episode spending.  CMS has proposed to implement the heart attack and bypass surgery bundled payment models in 98 metropolitan statistical areas (“MSAs”) that would be randomly selected in the future and the expansion of the CJR model in the 67 MSAs that were originally selected for the CJR model, which includes some MSAs where the Company has facilities.  In addition, the proposed rule would establish a cardiac rehabilitation incentive payment program that would be implemented in 90 MSAs and would test the impact of providing incentive payments to hospitals based on Medicare beneficiary utilization of cardiac rehabilitation and intensive cardiac rehabilitation services in the 90 day period following the beneficiary’s discharge from the hospital for a heart attack or bypass surgery.  We cannot predict whether the proposed rule will be implemented in whole or in part, or, if implemented, the impact that the proposed rule would have on our results of operations.

“Two Midnight Rule”

On May 4, 2016, CMS temporarily suspended the Beneficiary and Family Centered Care (“BFCC”) Quality Improvement Organizations’ (“QIOs”) performance of initial patient status reviews to determine the appropriateness of Part A payments for short stay inpatient hospital claims. CMS implemented the temporary suspension after becoming aware of inconsistencies in the BFCC-QIOs’ application of the Two-Midnight Rule. CMS has indicated that the reviews will resume during the third quarter of 2016 after the BFCC-QIOs have completed retraining on the Two-Midnight Rule, re-reviewed all claims that they have denied in connection with the Two-Midnight Rule medical review process since October 2015, and performed any provider outreach and education that is required.

Physician Services

Physician services are reimbursed under the MPFS system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount has historically been multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The SGR has generally resulted in significant reductions to payments made under the MPFS, and, since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the MPFS.

On April 16, 2015, President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the MPFS.  Under MACRA, the MPFS payment rates were increased by 0.5% for CY 2016 and will be increased by 0.5% a year from 2017 through 2019. MPFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the MPFS. Beginning in CY 2026, MPFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.  In April 2016, CMS proposed using CY 2017 as the performance year for determining the CY 2019 payment adjustments under both the MIPS and APM programs, but CMS has recently indicated that the start of the reporting period may be delayed.

On July 15, 2016, CMS published the MPFS proposed rule for CY 2017. Among other things, the proposed rule implements the 0.5% increase in MPFS payment rates for CY 2017 that is specified by MACRA.  In addition, the proposed rule makes a number of coding and payment changes to better identify and value primary care, care management, and cognitive services, such as making separate payments for certain existing Current Procedural Terminology (“CPT”) codes describing non-face-to-face prolonged evaluation and management services, revaluing existing CPT codes describing face-to-face prolonged services, making separate payments using new codes to describe comprehensive assessment and care planning for patients with cognitive impairment, making separate payments using new codes to recognize the increased resource costs of furnishing visits to patients with mobility-related impairments, making separate payments using new codes to pay primary care practices that use interprofessional care management resources to treat patients with behavioral health conditions, and making separate payments for codes describing chronic care management for patients with greater complexity.  The proposed rule would also add several codes, including codes for end-stage renal disease and advanced care planning services, to the list of services eligible to be furnished by telehealth, expand the Medicare program’s diabetes prevention program beginning in CY 2018, require healthcare providers and suppliers to be screened and enrolled in Medicare in order to contract with a Medicare Advantage organization, and further implement Appropriate Use Criteria for advanced diagnostic imaging services.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 64 hospitals operated during the three months ended June 30, 2016 and 2015, and the same 63 hospitals operated during the six months ended June 30, 2016 and 2015.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended June 30, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,816.3	114.1%	$1,469.8	115.7%
Provision for doubtful accounts	223.9	14.1	199.4	15.7
Revenues	1,592.4	100.0	1,270.4	100.0

Salaries and benefits	760.3	47.7	606.8	47.8
Supplies	268.9	16.9	194.1	15.3
Other operating expenses	397.9	25.0	308.7	24.2
Other income	(10.1)	(0.6)	(14.2)	(1.1)
Depreciation and amortization	84.6	5.3	68.9	5.5
Interest expense, net	38.4	2.4	28.1	2.2
Debt transaction costs	22.0	1.4	-	-
	1,562.0	98.1	1,192.4	93.9

Income before income taxes	30.4	1.9	78.0	6.1
Provision for income taxes	10.3	0.6	28.2	2.2
Net income	20.1	1.3	49.8	3.9
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(3.2)	(0.2)	(3.4)	(0.3)
Net income attributable to LifePoint Health, Inc.	$16.9	1.1%	$46.4	3.6%

Revenues

The following table presents the components of revenues for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended
	June 30,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$1,816.3	$1,469.8	$346.5	23.6%
Provision for doubtful accounts	223.9	199.4	24.5	12.3
Revenues	$1,592.4	$1,270.4	$322.0	25.3

Same-hospital:
Revenues before provision for doubtful accounts	$1,492.1	$1,462.9	$29.2	2.0%
Provision for doubtful accounts	199.5	192.7	6.8	3.5
Revenues	$1,292.6	$1,270.2	$22.4	1.8

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$454.8	28.6%	$370.0	29.1%
Medicaid	226.4	14.2	207.4	16.3
HMOs, PPOs and other private insurers	903.2	56.7	683.0	53.8
Self-pay	210.3	13.2	178.4	14.0
Other	21.6	1.4	31.0	2.5
Revenues before provision for doubtful accounts	1,816.3	114.1	1,469.8	115.7
Provision for doubtful accounts	(223.9)	(14.1)	(199.4)	(15.7)
Revenues	$1,592.4	100.0%	$1,270.4	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,820	$8,332	$488	5.9
Revenues per equivalent admission - same-hospital	$8,678	$8,366	$312	3.7

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	68,306	57,448	10,858	18.9
Equivalent admissions	180,534	152,486	28,048	18.4
Medicare case mix index	1.50	1.42	0.08	5.6
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	19,474	15,881	3,593	22.6
Outpatient surgeries	72,164	61,012	11,152	18.3
Total surgeries	91,638	76,893	14,745	19.2
Emergency room visits	424,966	363,191	61,775	17.0
Outpatient factor	2.64	2.66	(0.02)	(0.6)

Same-hospital:
Admissions	55,266	57,059	(1,793)	(3.1)
Equivalent admissions	148,942	151,834	(2,892)	(1.9)
Medicare case mix index	1.47	1.42	0.05	3.5
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	15,333	15,780	(447)	(2.8)
Outpatient surgeries	60,721	60,747	(26)	-
Total surgeries	76,054	76,527	(473)	(0.6)
Emergency room visits	356,767	359,792	(3,025)	(0.8)
Outpatient factor	2.70	2.66	0.04	1.3

For the three months ended June 30, 2016, our consolidated revenues before provision for doubtful accounts increased $346.5 million, or 23.6%, to $1,816.3 million as compared to the same period last year primarily as a result of our recent acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $29.2 million, or 2.0%, to $1,492.1 million as compared to the same period last year.  The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher acuity services, as evidenced by an increase in the Medicare case mix index, in addition to higher contracted rates from HMOs, PPOs and other private insurers.  For the three months ended June 30, 2016, our same-hospital revenues per equivalent admission increased 3.7% as compared to the same period last year.  This increase was partially offset by a 1.9% decrease in our same-hospital equivalent admissions as compared to the same period last year, primarily as a result of a 0.8% decrease in emergency room visits and a 0.6% decrease in total surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$33.6	2.1%	$21.3	1.7%	$12.3	57.9%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$210.3	13.2%	$178.4	14.0%	$31.9	17.9%
Net revenue days outstanding
(at end of period)	54.2	N/A	53.3	N/A	0.9	1.7%

Same-hospital:
Related key indicators:
Charity care write-offs	$22.8	1.8%	$21.0	1.7%	$1.8	9.0%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$183.6	14.2%	$176.0	13.9%	$7.6	4.3%
Net revenue days outstanding
(at end of period)	50.8	N/A	53.4	N/A	(2.6)	(4.9)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended June 30, 2016, our provision for doubtful accounts increased by $24.5 million, or 12.3%, to $223.9 million on a consolidated basis and increased by $6.8 million, or 3.5%, to $199.5 million on a same-hospital basis as compared to the same period last year.   Additionally, our same-hospital self-pay revenues increased $7.6 million, or 4.3%, to $183.6 million as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2015 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2016 increased on a consolidated basis to 54.2 days as compared to 53.3 days at June 30, 2015. This increase is primarily a result of growth in our outstanding accounts receivable generated subsequent to our purchase of certain recently acquired facilities due to the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs.  We obtained all of the required approvals during the second quarter of 2016, and as a result, we expect our net revenue days outstanding to decrease on a consolidated basis during the third quarter of 2016.  On a same hospital basis, our net revenue days outstanding at June 30, 2016 improved to 50.8 days as compared to 53.4 days at June 30, 2015.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$760.3	47.7%	$606.8	47.8%	$153.5	25.3%
Man-hours per equivalent admission	113	N/A	109	N/A	4	3.7%
Salaries and benefits per equivalent
admission	$4,211	N/A	$3,970	N/A	$241	6.1%

For the three months ended June 30, 2016, our salaries and benefits expense increased to $760.3 million, or 25.3%, as compared to $606.8 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$268.9	16.9%	$194.1	15.3%	$74.8	38.5%
Supplies per equivalent admission	$1,489	N/A	$1,271	N/A	$218	17.2%

For the three months ended June 30, 2016, our supplies expense increased to $268.9 million, or 38.5%, as compared to $194.1 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics and oncology.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$69.7	4.4%	$47.7	3.7%	$22.0	46.3%
Utilities	27.0	1.7	22.2	1.8	4.8	21.5
Repairs and maintenance	45.7	2.9	33.6	2.6	12.1	36.3
Rents and leases	17.8	1.1	12.9	1.0	4.9	37.5
Insurance	15.1	0.9	14.9	1.2	0.2	1.2
Physician recruiting	4.6	0.3	5.5	0.4	(0.9)	(16.8)
Contract services	120.7	7.6	91.7	7.2	29.0	31.6
Non-income taxes	45.8	2.9	34.3	2.7	11.5	33.6
Other	51.5	3.2	45.9	3.6	5.6	12.1
	$397.9	25.0%	$308.7	24.2%	$89.2	28.9%

For the three months ended June 30, 2016, our other operating expenses increased to $397.9 million, or 28.9%, as compared to $308.7 million for the same period last year as a result of our recent acquisitions as well as increases in our same-hospital professional fees and contract services. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists.  Our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians.

Additionally, during the second quarter of 2016, one of our largest facilities experienced the loss of certain key physicians, including our decision to part ways with the physician leader of a key service line. This resulted in additional professional fees and recruiting expenses. Furthermore,  we incurred additional contract services expense due to the implementation of a new physician billing system in order to ensure accuracy and to help achieve long-term synergies at one of our recently acquired facilities.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended June 30, 2016, we recognized $10.1 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $14.2 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end.

Depreciation and Amortization

For the three months ended June 30, 2016, our depreciation and amortization expense increased by $15.7 million, or 22.7%  to $84.6 million, or 5.3% of revenues, as compared to $68.9 million, or 5.5% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.  Additionally, we incurred approximately $1.5 million, $0.9 million net of income taxes, or $0.02 loss per diluted share, of additional depreciation expense during the three months ended June 30, 2016 as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $10.3 million, or 36.8% to $38.4 million for the three months ended June 30, 2016 as compared to $28.1 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the three months ended June 30, 2016 as compared to the same period last year.  On December 4, 2015, we issued in a public offering $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”).  Additionally, on May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”) and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” and Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Debt Transaction Costs

On June 10, 2016, we repaid the outstanding balances of the prior senior secured term loan facility (the “Prior Term Facility”) and the senior secured incremental term loans (the “Incremental Term Loans”) under our prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”) with the proceeds from the $700.0 million senior secured term loan facility (the “Term Facility”) under our new senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”).  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  In connection with these debt transactions, we recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share, during the three months ended June 30, 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the three months ended June 30, 2016.

Provision for Income Taxes

Our provision for income taxes was $10.3 million, or 0.6% of revenues, for the three months ended June 30, 2016, as compared to $28.2 million, or 2.2% of revenues, for the same period last year.  The decrease in the provision for income taxes for the three months ended June 30, 2016 was primarily attributable to a decrease in our income before income taxes for the three months ended June 30, 2016, as compared to the same period last year.   Additionally, our effective tax rate decreased slightly to 37.7% for the three months ended June 30, 2016, as compared to 37.8% for the same period last year.

For the Six Months Ended June 30, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$3,617.1	114.0%	$2,921.4	115.3%
Provision for doubtful accounts	444.0	14.0	387.3	15.3
Revenues	3,173.1	100.0	2,534.1	100.0

Salaries and benefits	1,526.0	48.1	1,218.0	48.1
Supplies	531.3	16.7	390.9	15.4
Other operating expenses	795.2	25.1	602.3	23.7
Other income	(16.4)	(0.5)	(25.9)	(1.0)
Depreciation and amortization	170.9	5.4	136.9	5.4
Interest expense, net	75.9	2.4	56.5	2.2
Debt transaction costs	22.0	0.7	-	-
Impairment charges	1.2	-	11.6	0.5
	3,106.1	97.9	2,390.3	94.3

Income before income taxes	67.0	2.1	143.8	5.7
Provision for income taxes	23.0	0.7	52.0	2.1
Net income	44.0	1.4	91.8	3.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(5.5)	(0.2)	(6.5)	(0.2)
Net income attributable to LifePoint Health, Inc.	$38.5	1.2%	$85.3	3.4%

Revenues

The following table presents the components of revenues for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six Months Ended
	June 30,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$3,617.1	$2,921.4	$695.7	23.8%
Provision for doubtful accounts	444.0	387.3	56.7	14.7
Revenues	$3,173.1	$2,534.1	$639.0	25.2

Same-hospital:
Revenues before provision for doubtful accounts	$2,976.0	$2,877.1	$98.9	3.4%
Provision for doubtful accounts	400.2	374.0	26.2	7.0
Revenues	$2,575.8	$2,503.1	$72.7	2.9

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$907.8	28.6%	$747.9	29.5%
Medicaid	455.9	14.4	404.8	16.0
HMOs, PPOs and other private insurers	1,782.3	56.2	1,364.1	53.8
Self-pay	404.1	12.7	342.7	13.5
Other	67.0	2.1	61.9	2.5
Revenues before provision for doubtful accounts	3,617.1	114.0	2,921.4	115.3
Provision for doubtful accounts	(444.0)	(14.0)	(387.3)	(15.3)
Revenues	$3,173.1	100.0%	$2,534.1	100.0%

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,875	$8,396	$479	5.7
Revenues per equivalent admission - same-hospital	$8,776	$8,448	$328	3.9

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	137,982	118,501	19,481	16.4
Equivalent admissions	357,511	301,822	55,689	18.5
Medicare case mix index	1.50	1.41	0.09	6.4
Average length of stay (days)	4.9	5.0	(0.1)	(2.0)
Inpatient surgeries	38,982	32,066	6,916	21.6
Outpatient surgeries	142,390	118,573	23,817	20.1
Total surgeries	181,372	150,639	30,733	20.4
Emergency room visits	843,808	727,303	116,505	16.0
Outpatient factor	2.59	2.55	0.04	1.7

Same-hospital:
Admissions	111,221	116,148	(4,927)	(4.2)
Equivalent admissions	293,512	296,294	(2,782)	(0.9)
Medicare case mix index	1.48	1.41	0.07	5.0
Average length of stay (days)	5.0	5.0	-	-
Inpatient surgeries	30,565	31,257	(692)	(2.2)
Outpatient surgeries	118,052	116,023	2,029	1.7
Total surgeries	148,617	147,280	1,337	0.9
Emergency room visits	705,464	708,916	(3,452)	(0.5)
Outpatient factor	2.64	2.55	0.09	3.4

For the six months ended June 30, 2016, our consolidated revenues before provision for doubtful accounts increased $695.7 million, or 23.8%, to $3,617.1 million as compared to the same period last year primarily as a result of our recent acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $98.9 million, or 3.4%, to $2,976.0 million as compared to the same period last year.    The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher acuity services, as evidenced by an increase in the Medicare case mix index, in addition to higher contracted rates from HMOs, PPOs and other private insurers.  For the six months ended June 30, 2016, our same-hospital revenues per equivalent admission increased 3.9% as compared to the same period last year.  This increase was partially offset by a 0.9% decrease in our same-hospital equivalent admissions as compared to the same period last year, primarily as a result of a 0.9% increase in total surgeries offset by a 0.5% decrease in emergency room visits driven by lower influenza-related emergency room visits.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$70.2	2.2%	$44.9	1.8%	$25.3	56.4%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$404.1	12.7%	$342.7	13.5%	$61.4	17.9%
Net revenue days outstanding
(at end of period)	54.2	N/A	53.3	N/A	0.9	1.7%

Same-hospital:
Related key indicators:
Charity care write-offs	$43.2	1.7%	$42.2	1.7%	$1.0	2.2%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$362.2	14.1%	$334.1	13.3%	$28.1	8.4%
Net revenue days outstanding
(at end of period)	50.8	N/A	53.4	N/A	(2.6)	(4.9)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the six months ended June 30, 2016, our provision for doubtful accounts increased by $56.7 million, or 14.7%, to $444.0 million on a consolidated basis and increased by $26.2 million, or 7.0%, to $400.2 million on a same-hospital basis as compared to the same period last year.   Additionally, our same-hospital self-pay revenues increased $28.1 million, or 8.4%, to $362.2 million as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2015 Annual Report on Form 10-K.

Our net revenue days outstanding at June 30, 2016 increased on a consolidated basis to 54.2 days as compared to 53.3 days at June 30, 2015. This increase is primarily a result of growth in our outstanding accounts receivable generated subsequent to our purchase of certain recently acquired facilities due to the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs.  We obtained all of the required approvals during the second quarter of 2016, and as a result, we expect our net revenue days outstanding to decrease on a consolidated basis during the third quarter of 2016.  On a same hospital basis, our net revenue days outstanding at June 30, 2016 improved to 50.8 days as compared to 53.4 days at June 30, 2015.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$1,526.0	48.1%	$1,218.0	48.1%	$308.0	25.3%
Man-hours per equivalent admission	113	N/A	110	N/A	3	2.7%
Salaries and benefits per equivalent
admission	$4,268	N/A	$4,034	N/A	$234	5.8%

For the six months ended June 30, 2016, our salaries and benefits expense increased to $1,526.0 million, or 25.3%, as compared to $1,218.0 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$531.3	16.7%	$390.9	15.4%	$140.4	35.9%
Supplies per equivalent admission	$1,486	N/A	$1,295	N/A	$191	14.8%

For the six months ended June 30, 2016, our supplies expense increased to $531.3 million, or 35.9%, as compared to $390.9 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics and oncology.

Other Operating Expenses

The following table summarizes our other operating expenses for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six Months Ended June 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$135.5	4.3%	$93.6	3.7%	$41.9	44.8%
Utilities	54.0	1.7	45.2	1.8	8.8	19.5
Repairs and maintenance	91.4	2.9	68.4	2.7	23.0	33.6
Rents and leases	34.9	1.1	26.0	1.0	8.9	33.9
Insurance	52.5	1.7	29.0	1.1	23.5	81.2
Physician recruiting	8.9	0.3	11.0	0.4	(2.1)	(19.3)
Contract services	236.5	7.5	180.4	7.1	56.1	31.1
Non-income taxes	88.5	2.8	66.8	2.6	21.7	32.6
Other	93.0	2.8	81.9	3.3	11.1	13.5
	$795.2	25.1%	$602.3	23.7%	$192.9	32.0%

For the six months ended June 30, 2016, our other operating expenses increased to $795.2 million, or 32.0%, as compared to $602.3 million for the same period last year as a result of our recent acquisitions as well as increases in our same-hospital professional fees, contract services and insurance expenses. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians. We experienced an increase in our insurance expenses for the six months ended June 30, 2016 as a result of recording an accrual for loss contingencies for cardiology-related legal proceedings as described further in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Additionally, during the second quarter of 2016, one of our largest facilities experienced the loss of certain key physicians, including our decision to part ways with the physician leader of a key service line. This resulted in additional professional fees and recruiting expenses. Furthermore,  we incurred additional contract services expense due to the implementation of a new physician billing system in order to ensure accuracy and to help achieve long-term synergies at one of our recently acquired facilities.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the six months ended June 30, 2016, we recognized $16.4 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $25.9 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end.

Depreciation and Amortization

For the six months ended June 30, 2016, our depreciation and amortization expense increased by $34.0 million, or 24.8%  to $170.9 million, or 5.4% of revenues, as compared to $136.9 million, or 5.4% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.  Additionally, we incurred approximately $3.2 million, $2.0 million net of income taxes, or $0.04 loss per diluted share, of additional depreciation expense during the six months ended June 30, 2016 as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $19.4 million, or 34.4% to $75.9 million for the six months ended June 30, 2016 as compared to $56.5 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the six months ended June 30, 2016 as compared to the same period last year.  On December 4, 2015, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” and Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Debt Transaction Costs

On June 10, 2016, we repaid the outstanding balances of the Prior Term Facility and the Incremental Term Loans under our Prior Credit Agreement with the proceeds from the $700.0 million Term Facility under our new Senior Credit Agreement.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  In connection with these debt transactions discussed above, we recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share, during the six months ended June 30, 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the six months ended June 30, 2016.

Impairment Charges

During the six months ended June 30, 2016, we recognized an impairment charge of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Additionally, during the six months ended June 30, 2015, we recognized impairment charges totaling $11.6 million, $7.5 million net of income taxes, or $0.16 loss per diluted share, related to the divestitures of four hospitals. The impairment charges included the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $23.0 million, or 0.7% of revenues, for the six months ended June 30, 2016, as compared to $52.0 million, or 2.1% of revenues, for the same period last year.  The decrease in the provision for income taxes for the six months ended June 30, 2016 was primarily attributable to a decrease in our income before income taxes for the six months ended June 30, 2016, as compared to the same period last year.  Additionally, our effective tax rate decreased slightly to 37.3% for the six months ended June 30, 2016, as compared to 37.9% for the same period last year.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  On June 10, 2016, we entered into our new Senior Credit Agreement, comprised of the $700.0 million Term Facility and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”), and used the proceeds from the Term Facility to repay outstanding amounts under our Prior Credit Agreement.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$66.4	$188.4	$155.1	$368.0
Less: Purchases of property and equipment	(70.3)	(53.1)	(122.9)	(94.2)
Free operating cash flow	(3.9)	135.3	32.2	273.8
Acquisitions, net of cash acquired	(0.1)	(12.5)	(118.5)	(25.8)
Proceeds from sale of hospital	-	18.8	-	18.8
Proceeds from borrowings	1,275.0	-	1,350.0	-
Payments of borrowings	(1,097.0)	(2.8)	(1,177.6)	(5.6)
Repurchases of common stock	(50.1)	-	(57.6)	(33.8)
Payments of debt financing costs	(29.9)	(0.1)	(30.0)	(0.1)
Proceeds from exercise of stock options	1.0	3.8	2.3	10.8
Other	(7.8)	(1.6)	(10.6)	(6.8)
Net change in cash and cash equivalents	$87.2	$140.9	$(9.8)	$231.3

The non-GAAP metric of free operating cash flow is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by continuing operations less cash flows used for the purchase of property and equipment.  We believe that free operating cash flow is useful to investors and management as a measure of the ability of our business to generate cash and to repay and incur additional debt, and make strategic investments. However, free operating cash flow does not fully reflect our ability to deploy generated cash for discretionary spending, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company. Therefore, free operating cash flow should be used as a complement to, and in conjunction with, our condensed consolidated statements of cash flows presented in our unaudited condensed consolidated financial statements included elsewhere in this report.

Our cash flows provided by operating activities for the three months ended June 30, 2016 as compared to the same period last year were negatively impacted by increases in the amount and timing of payments for income taxes and interest and a decrease in the amount and timing of receipts related to certain Medicaid disproportionate share hospital (“DSH”) programs. Additionally, our cash flows provided by operating activities for the three months ended June 30, 2016 as compared to the same period last year were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs at certain of our recently acquired facilities.  We obtained all of the required approvals during the second quarter of 2016.

Our cash flows provided by operating activities for the six months ended June 30, 2016 as compared to the same period last year were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the time lag involved in obtaining the necessary authorizations to begin billing under the Medicare, Medicaid and other private insurers programs at certain of our recently acquired facilities.  We obtained all of the required approvals during the second quarter of 2016.   Additionally, our cash flows provided by operating activities for the six months ended June 30, 2016 as compared to the same period last year were negatively impacted by increases in the amount and timing of payments for income taxes and interest and a decrease in the amount and timing of receipts related to certain Medicaid DSH programs These decreases were partially offset by decreases in the amount and timing of payments for accounts payable and accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital and routine projects	$47.3	$47.5	$86.8	$78.5
Information systems	23.0	5.6	36.1	15.7
	70.3	53.1	$122.9	$94.2
Depreciation expense	84.0	68.5	$169.8	$135.7
Ratio of capital expenditures to depreciation expense	83.7%	77.5%	72.4%	69.4%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first six months of 2016 is as follows (in millions):

					Capital Leases
				Debt Issuance	Assumed
	December 31,	Proceeds from	Payments of	Costs, Discount	in Connection	June 30,
	2015	Borrowings	Borrowings	and Premium (a)	with Acquisitions	2016
Senior Credit Agreement:
Term Facility	$-	$700.0	$-	$-	$-	$700.0
Prior Credit Agreement:
Prior Term Facility	405.0	-	(405.0)	-	-	-
Incremental Term Loans	222.6	-	(222.6)	-	-	-
Prior Revolving Facility	-	150.0	(150.0)	-	-	-
6.625% Senior Notes	400.0	-	(400.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-		-	1,100.0
5.875% Senior Notes	500.0	-	-	-	-	500.0
5.375% Senior Notes	-	500.0	-	-	-	500.0
Unamortized debt issuance costs,
discount and premium	(22.2)	-	-	(1.5)	-	(23.7)
Capital leases and financing
obligations	63.4	-	(2.6)	-	78.3	139.1
	$2,668.8	$1,350.0	$(1,180.2)	$(1.5)	$78.3	$2,915.4

__________

(a)

Represents new capitalized debt issuance costs of approximately $12.0 million, write-offs of previously capitalized debt issuance costs and debt discount of approximately $8.1 million and amortization of debt issuance costs, discount and premium of $2.4 million.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30,	December 31,	Increase
	2016	2015	(Decrease)
Current portion of long-term debt	$21.7	$25.0	$(3.3)
Long-term debt, net	2,893.7	2,643.8	249.9
Unamortized debt issuance costs, discount and premium	23.7	22.2	1.5
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,939.1	2,691.0	248.1
Total LifePoint Health, Inc. stockholders' equity	2,261.1	2,263.9	(2.8)
Total capitalization	$5,200.2	$4,954.9	$245.3
Total debt to total capitalization	56.5%	54.3%	220	bps

Percentage of total debt:
Fixed rate debt	76.2%	76.7%
Variable rate debt	23.8	23.3
	100.0%	100.0%

Capital Resources

Senior Credit Agreement

Terms

On June 10, 2016, we replaced the Prior Credit Agreement with the Senior Credit Agreement maturing on June 10, 2021.  The Senior Credit Agreement provides for the $700.0 million Term Facility and a $600.0 million Revolving Facility.  The proceeds from the Term Facility were used to repay the outstanding Prior Term Facility and Incremental Term Loans under our Prior Credit Agreement and to pay related fees and expenses, and thereafter, for general corporate purposes.  The Term Facility requires scheduled quarterly repayments in an amount equal to 2.5% per annum for each of the first, second and third years and 5.0% per annum for the fourth year and first three quarters of the fifth year with the balance due at maturity.  Additionally, the Term Facility is subject to mandatory repayments based on excess cash flow, as well as upon the occurrence of certain other events, as specifically described in the Senior Credit Agreement.    The Senior Credit Agreement is guaranteed, on a senior basis, by our subsidiaries that guaranteed the Prior Credit Agreement, subject to certain exceptions. The Senior Credit Agreement is secured by collateral consisting of a perfected first priority lien on, and pledge of, all of the capital stock and intercompany notes issued by our subsidiaries and owned by us and each guarantor, subject to certain exceptions.

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of June 30, 2016,  we had $21.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $578.3 million as of June 30, 2016.

The Senior Credit Agreement may, subject to certain conditions and to receipt of commitments from new or existing lenders, be increased up to the sum of (i) $800.0 million and (ii) an amount such that, after giving pro forma effect to such increase and to the use of proceeds therefrom, our secured leverage ratio does not exceed 3.50:1.00; provided that no lender is obligated to participate in any such increase.

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of June 30, 2016, the applicable annual interest rate under the Term Facility was 2.20%, which was based on the 30-day adjusted LIBOR of 0.45% plus the applicable margin.

 Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of June 30, 2016.

In addition, the Senior Credit Agreement contains certain customary affirmative and negative covenants, which place limitations on the ability of us and our subsidiaries to, among other things, incur debt, create other liens on our assets, make investments, sell assets, pay dividends or distributions to stockholders, undertake transactions with affiliates and enter into merger transactions or consolidate with other companies. The Senior Credit Agreement also contains various customary representations and warranties, financial and collateral reporting requirements and other affirmative covenants.

5.5% Senior Notes

On December 6, 2013 and again on May 12, 2014, we issued in two separate private placements $700.0 million aggregate principal amount and $400.0 million aggregate principal amount, respectively, of 5.5% unsecured senior notes (the “5.5% Senior Notes”).  Collectively, the 5.5% Senior Notes mature on December 1, 2021 and bear interest at the rate of 5.5% per year, payable semi-annually on June 1 and December 1.  The 5.5% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

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

5.875% Senior Notes

On December 4, 2015, we issued in a public offering $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023.  The 5.875% Senior Notes bear interest at the rate of 5.875% per year, payable semi-annually on June 1 and December 1.  The 5.875% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

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

5.375% Senior Notes

On May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024.  The proceeds from this issuance were used to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes at a redemption price of 103.313% of principal amount plus accrued and unpaid interest to the redemption date of June 13, 2016.  The remaining proceeds were used for general corporate purposes.  The 5.375% Senior Notes bear interest at the rate of 5.375% per year, payable semi-annually on May 1 and November 1.  The 5.375% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by certain of our existing and future domestic subsidiaries.

We may redeem up to 35% of the aggregate principal amount of the 5.375% Senior Notes, at any time before May 1, 2019, with the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount to be redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the 5.375% Senior Notes remain outstanding immediately after the occurrence of such redemption and such redemption occurs within 180 days of the date of the closing of any such qualified equity offering.

We may redeem the 5.375% Senior Notes, in whole or in part, at any time prior to May 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption.  We may redeem the 5.375% Senior Notes, in whole or in part, at any time on or after May 1, 2019 at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption:

May 1, 2019 to April 30, 2020	104.031%
May 1, 2020 to April 30, 2021	102.688%
May 1, 2021 to April 30, 2022	101.344%
May 1, 2022 and thereafter	100.000%

If we experience a change in control under certain circumstances, we must offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase.

The 5.375% Senior Notes contain customary restrictive covenants, which among other things, limit the ability of us and our subsidiaries to incur or guarantee additional indebtedness; pay dividends on, or redeem or repurchase, our capital stock; make investments; incur obligations that restrict our subsidiaries from making dividend or other payment to us; sell or encumber our assets; engage in transactions with affiliates; enter into sale/leaseback transactions; and merge, consolidate, or transfer all or substantially all of our assets.

In connection with the issuance of the 5.375% Senior Notes, we agreed to use commercially reasonable efforts to register with the SEC exchange notes having substantially identical terms as the 5.375% Senior Notes and complete an exchange offer no later than 395 calendar days after the issuance date of the 5.375% Senior Notes.  Under certain circumstances, we may be required to file a shelf registration statement with respect to the 5.375% Senior Notes.  If we fail to meet these obligations, we have agreed to pay additional interest to the holders of the affected 5.375% Senior Notes under certain circumstances.

Liquidity and Capital Resources Outlook

We expect the total level of spending for capital expenditures to be greater in 2016 as compared to 2015 as a result of our various capital commitments in connection with several of our facilities.

At June 30, 2016, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $587.7 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  We believe that our internally generated cash flows and amounts available for borrowing under our current Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended June 30, 2016, we repaid the outstanding balances of the Prior Term Facility and the Incremental Term Loans under our Prior Credit Agreement with the proceeds from the $700.0 million Term Facility under our new Senior Credit Agreement.  Additionally, during the three months ended June 30, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes.

The following is an update of our contractual obligations at June 30, 2016 for our long-term debt obligations reflecting these transactions (in millions):

	Payments Due by Period
		July 1, 2016 to
Contractual Obligation	Total	December 31, 2016	2017-2018	2019-2020	After 2020
Long-term debt obligations (a)	$3,652.8	$76.3	$303.8	$328.1	$2,944.6

__________

(a)

Included in long-term debt obligations are principal and interest owed on our outstanding debt obligations. These amounts exclude non-cash amortization related to our unamortized debt issuance costs and premium. We used the 2.20% effective interest rate at June 30, 2016 for our $700.0 million outstanding Term Facility to estimate interest payments on this variable rate debt instrument.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had $21.7 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

Adoption of Recently Issued Accounting Standards

ASU 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations:  Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, ASU 2015-16 requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  We adopted ASU 2015-16 during the first quarter of 2016, which had no impact on our financial position, results of operation, cash flows or financial disclosures.

ASU 2015-5, “Intangibles – Goodwill and Other – Internal-Use Software”

In April 2015, the FASB issued ASU 2015-5, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2015-5”).  ASU 2015-5 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, ASU 2015-5 specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-5 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. We prospectively adopted the provisions of ASU 2015-5 during the first quarter of 2016, which had no material impact on our financial position, results of operation, cash flows or financial disclosures.

ASU 2015-2, “Consolidation”

In February 2015, the FASB issued ASU 2015-2 “Consolidation” (“ASU 2015-2”).  ASU 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification.  We adopted ASU 2015-2 during the first quarter of, 2016, which had no impact on our financial position, results of operation, cash flows or financial disclosures.

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

ASU 2016-2, “Leases”

In February 2016, the FASB issued ASU 2016-2 “Leases” (“ASU 2016-2”).  ASU 2016-2 requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet.  ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years.  Early adoption is permitted. We anticipate that the adoption of ASU 2016-2 will result in an increase in both total assets and total liabilities.  We are still evaluating the impact that the adoption of this standard will have on our policies, procedures and control framework.

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted starting with annual periods beginning after December 31, 2016. We are still evaluating the impact that the adoption of this standard will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of June 30, 2016, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,939.1 million, 23.8%, or $700.0 million, of which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of June 30, 2016 was 100 basis points higher during the six months ended June 30, 2016, our net income would have decreased by approximately $2.2 million, or $0.05 per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at June 30, 2016. As a result, the interest rate market risk implicit in these investments at June 30, 2016, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. In addition, on June 30, 2016, in accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015, the DOJ published an interim final rule that, effective as of August 1, 2016, increases the civil monetary penalties that may be imposed for violations of the False Claims Act from a minimum of $5,500 and a maximum of $11,000 to a minimum of $10,781 and a maximum of $21,563 for each false and fraudulent claim. The interim final rule also establishes a mechanism for increasing the amounts of those civil monetary penalties for inflation on an annual basis beginning in 2017 and continuing each year thereafter.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at June 30, 2016, we have recorded a reserve for Marquette General of $18.0 million.

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

We accrue an estimate for a contingent liability when losses are both probable and reasonably estimable.  We review our accruals each quarter and adjust them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the six months ended June 30, 2016, we recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.35 loss per diluted share.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”) and a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”).  The 2014 Repurchase Plan provided for the repurchase of up to $150.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under this plan. The 2015 Repurchase Plan provides for the repurchase of up to $150.0 million in shares of our common stock through December 3, 2016.  As of June 30, 2016, we had remaining authority to repurchase $75.0 million in shares in accordance with the 2015 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2015 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We repurchased approximately 0.8 million and 0.4 million shares for an aggregate purchase price, including commissions, of $50.0 million and $25.0 million at an average purchase price of $66.03 and $67.86 per share during the six months ended June 30, 2016 and 2015, respectively.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.1 million shares vested under these plans during each of the six months ended June 30, 2016 and 2015 for aggregate purchase prices of approximately $7.6 million and $8.8 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended June 30, 2016:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
April 1, 2016 to April 30, 2016	-	$-	-	$125.0
May 1, 2016 to May 31, 2016	738,938	$66.03	738,938	$76.2
June 1, 2016 to June 30, 2016 (a)	19,592	$66.33	18,274	$75.0
Total	758,530	$66.03	757,212	$75.0

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

4.1	-	Indenture, dated as of May 26, 2016, by and among LifePoint Health, Inc., the Guarantors (as defined therein)
and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.375% Senior Note due 2024) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K
filed May 26, 2016, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 26, 2016, by and among LifePoint Health, Inc., the
Guarantors (as defined therein) and Goldman, Sachs & Co. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed
May 26, 2016, File No. 000-51251).

10.1	-	Credit Agreement, dated as of June 10, 2016, by and among LifePoint Health, Inc., as borrower, the lenders referred to therein, and Citibank, N.A. as administrative agent (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 13, 2016, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

* — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)

Date: July 29, 2016

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

4.1	-	Indenture, dated as of May 26, 2016, by and among LifePoint Health, Inc., the Guarantors (as defined therein)
and Bank of New York Mellon Trust Company, N.A. as trustee (including the Form of 5.375% Senior Note due 2024) (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K
filed May 26, 2016, File No. 000-51251).

4.2	-	Registration Rights Agreement, dated as of May 26, 2016, by and among LifePoint Health, Inc., the
Guarantors (as defined therein) and Goldman, Sachs & Co. as representative of the several initial purchasers
(incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed
May 26, 2016, File No. 000-51251).

10.1	-	Credit Agreement, dated as of June 10, 2016, by and among LifePoint Health, Inc., as borrower, the lenders referred to therein, and Citibank, N.A. as administrative agent (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed June 13, 2016, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

* — Furnished electronically herewith