Form 10-Q
period 2016-09-30
LIFEPOINT HEALTH, INC.
filed 2016-10-28
CIK 1301611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, the number of outstanding shares of the registrant’s Common Stock was 40,155,915.

LifePoint Health, Inc.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In millions, except per share amounts)

al

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues before provision for doubtful accounts	$1,821.1	$1,522.3	$5,438.2	$4,443.7
Provision for doubtful accounts	235.4	212.8	679.4	600.1
Revenues	1,585.7	1,309.5	4,758.8	3,843.6

Salaries and benefits	755.0	626.2	2,281.0	1,844.2
Supplies	262.0	205.7	793.3	596.6
Other operating expenses	384.1	313.2	1,179.3	915.5
Other income	(3.4)	(8.3)	(19.8)	(34.2)
Depreciation and amortization	86.2	70.2	257.1	207.1
Interest expense, net	36.9	28.2	112.8	84.7
Debt transaction costs	-	-	22.0	-
Impairment charges	-	2.2	1.2	13.8
	1,520.8	1,237.4	4,626.9	3,627.7

Income before income taxes	64.9	72.1	131.9	215.9
Provision for income taxes	23.7	26.3	46.7	78.3
Net income	41.2	45.8	85.2	137.6
Less: Net income attributable to noncontrolling interests and
redeemable noncontrolling interests	(1.7)	(2.2)	(7.2)	(8.7)
Net income attributable to LifePoint Health, Inc.	$39.5	$43.6	$78.0	$128.9

Weighted average shares outstanding - basic	42.0	44.0	42.7	44.1
Effect of dilutive stock options and other stock-based awards	1.1	2.3	1.2	2.2
Weighted average shares outstanding - diluted	43.1	46.3	43.9	46.3

Earnings per share attributable to LifePoint Health, Inc. stockholders:
Basic	$0.94	$0.99	$1.83	$2.92
Diluted	$0.92	$0.94	$1.78	$2.79

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2016	2015 (a)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$240.9	$284.0
Accounts receivable, less allowances for doubtful accounts of $874.6 and $796.8 at
September 30, 2016 and December 31, 2015, respectively	896.8	743.7
Inventories	153.8	127.7
Prepaid expenses	63.0	50.8
Other current assets	58.5	59.8
	1,413.0	1,266.0
Property and equipment:
Land	185.9	162.8
Buildings and improvements	2,739.4	2,272.3
Equipment	1,978.8	1,767.8
Construction in progress (estimated costs to complete and equip after September 30, 2016 is $611.3)	210.3	119.4
	5,114.4	4,322.3
Accumulated depreciation	(2,066.9)	(1,840.0)
	3,047.5	2,482.3

Intangible assets, net	66.9	70.6
Other long-term assets	80.4	510.4
Goodwill	1,721.0	1,667.5
Total assets	$6,328.8	$5,996.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$224.5	$164.3
Accrued salaries	210.5	206.0
Income taxes payable	26.4	28.9
Other current liabilities	300.7	194.5
Current maturities of long-term debt	21.5	25.0
	783.6	618.7

Long-term debt, net	2,889.2	2,643.8
Deferred income taxes	44.5	94.4
Long-term portion of reserves for self-insurance claims	168.5	154.7
Other long-term liabilities	84.6	72.8
Total liabilities	3,970.4	3,584.4

Redeemable noncontrolling interests	105.7	103.6

Equity:
LifePoint Health, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 90,000,000 shares authorized; 67,056,181 and
66,613,238 shares issued at September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	1,578.4	1,556.4
Accumulated other comprehensive loss	(2.7)	(2.7)
Retained earnings	1,733.0	1,655.0
Common stock in treasury, at cost, 26,121,396 and 23,480,203 shares at September 30, 2016
and December 31, 2015, respectively	(1,104.5)	(945.5)
Total LifePoint Health, Inc. stockholders' equity	2,204.9	2,263.9
Noncontrolling interests	47.8	44.9
Total equity	2,252.7	2,308.8
Total liabilities and equity	$6,328.8	$5,996.8

_________________________________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net income	$41.2	$45.8	$85.2	$137.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	5.6	7.4	23.0	22.4
Depreciation and amortization	86.2	70.2	257.1	207.1
Amortization of physician minimum revenue guarantees	2.4	3.0	7.5	9.3
Amortization of debt issuance costs, discount and premium	1.3	1.3	4.2	3.8
Debt transaction costs	-	-	22.0	-
Impairment charges	-	2.2	1.2	13.8
Deferred income taxes	1.3	(7.7)	(47.7)	3.1
Reserve for self-insurance claims, net of payments	2.4	6.7	27.7	15.5
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	23.0	8.0	(105.3)	35.2
Inventories, prepaid expenses and other current assets	5.9	(0.8)	5.0	52.3
Accounts payable, accrued salaries and other current liabilities	5.5	19.7	59.1	5.4
Income taxes payable/receivable	2.6	19.2	(2.5)	38.2
Other	0.2	(0.7)	(3.8)	(1.4)
Net cash provided by operating activities	177.6	174.3	332.7	542.3

Cash flows from investing activities:
Purchases of property and equipment	(103.4)	(59.2)	(226.3)	(153.4)
Acquisitions, net of cash acquired	(1.8)	(148.7)	(120.3)	(174.5)
Proceeds from sale of hospital	-	-	-	18.8
Other	0.4	(1.3)	(0.6)	0.5
Net cash used in investing activities	(104.8)	(209.2)	(347.2)	(308.6)

Cash flows from financing activities:
Proceeds from borrowings	-	-	1,350.0	-
Payments of borrowings	(4.4)	(5.7)	(1,182.0)	(11.3)
Repurchases of common stock	(101.4)	(68.2)	(159.0)	(102.0)
Payments of debt financing costs	-	(0.2)	(30.0)	(0.3)
Proceeds from exercise of stock options	-	0.3	2.3	11.1
Other	(0.3)	(0.9)	(9.9)	(9.5)
Net cash used in financing activities	(106.1)	(74.7)	(28.6)	(112.0)

Change in cash and cash equivalents	(33.3)	(109.6)	(43.1)	121.7
Cash and cash equivalents at beginning of period	274.2	422.8	284.0	191.5
Cash and cash equivalents at end of period	$240.9	$313.2	$240.9	$313.2

Supplemental disclosure of cash flow information:
Interest payments	$4.8	$4.0	$76.7	$55.6
Capitalized interest	$1.4	$0.5	$3.6	$1.3
Income tax payments, net	$19.9	$14.8	$96.8	$37.0

See accompanying notes

LIFEPOINT HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

Unaudited

(In Millions)

	LifePoint Health, Inc. Stockholders
				Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Par Value	Loss	Earnings	Stock	Interests	Total
Balance at December 31, 2015 (a)	43.1	$0.7	$1,556.4	$(2.7)	$1,655.0	$(945.5)	$44.9	$2,308.8
Net income	-	-	-	-	78.0	-	(1.5)	76.5
Exercise of stock options and tax
benefits of stock-based awards	0.5	-	4.6	-	-	-	-	4.6
Stock-based compensation	-	-	23.0	-	-	-	-	23.0
Repurchases of common stock,
at cost	(2.7)	-	-	-	-	(159.0)	-	(159.0)
Noncash change in noncontrolling
interests as a result of acquisition
and other	-	-	(5.6)	-	-	-	5.8	0.2
Cash distributions to noncontrolling
interests	-	-	-	-	-	-	(1.4)	(1.4)
Balance at September 30, 2016	40.9	$0.7	$1,578.4	$(2.7)	$1,733.0	$(1,104.5)	$47.8	$2,252.7

___________

(a)	Derived from audited consolidated financial statements.

See accompanying notes

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

September 30, 2016

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

September 30, 2016

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

The Company’s revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Medicare	$473.4	29.9%	$390.5	29.8%	$1,423.9	29.9%	$1,145.1	29.8%
Medicaid	230.1	14.5	223.7	17.1	698.7	14.7	634.8	16.5
HMOs, PPOs and other
private insurers	863.2	54.4	674.0	51.5	2,588.4	54.4	2,020.7	52.6
Self-pay	221.0	13.9	204.9	15.7	626.8	13.2	552.0	14.3
Other	33.4	2.1	29.2	2.2	100.4	2.1	91.1	2.4
Revenues before provision
for doubtful accounts	1,821.1	114.8	1,522.3	116.3	5,438.2	114.3	4,443.7	115.6
Provision for doubtful accounts	(235.4)	(14.8)	(212.8)	(16.3)	(679.4)	(14.3)	(600.1)	(15.6)
Revenues	$1,585.7	100.0%	$1,309.5	100.0%	$4,758.8	100.0%	$3,843.6	100.0%

Certain changes have been made to the Company’s classification of historical sources of revenues. Specifically, the Company changed the classification of certain revenues related to its owned physician practices from HMOs, PPOs and other private insurers to the respective payor classifications, as appropriate.  This change had no impact on the Company’s historical results of operations.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

The following is a summary of the Company’s activity in the allowance for doubtful accounts for the nine months ended September 30, 2016 (in millions):

Balance at January 1, 2016	$796.8
Additions recognized as a reduction to revenues	679.4
Accounts written off, net of recoveries	(601.6)
Balance at September 30, 2016	$874.6

The allowances for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts were 49.4% and 51.7% as of September 30, 2016 and December 31, 2015, respectively. The decrease in the resulting ratio of the allowance for doubtful accounts as a percentage of gross accounts receivable, net of contractual discounts, at September 30, 2016 as compared to December 31, 2015 is primarily a result of our recent acquisitions. Additionally, as of September 30, 2016 and December 31, 2015, the allowances for doubtful accounts plus certain contractual allowances and discounts related to self-pay patients as a percentage of self-pay receivables were  91.7% and 88.9%, respectively.

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its health support center overhead costs, which were $49.1  million and $57.0 million for the three months ended September 30, 2016 and 2015, respectively, and $167.7    million and $172.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Included in the Company’s health support center overhead costs are depreciation and amortization expense related primarily to the Company’s information systems platforms of $9.2 million and $7.9 million for the three months ended September 30, 2016 and 2015, and $25.5 million and $23.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Additionally, included in the Company’s health support center overhead costs are transactional expenses related to the Company’s recent acquisitions, including legal and consulting fees, which were $1.9 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $8.1 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

Long-Term Debt

The carrying amounts and fair values of the Company’s senior secured term loan facility (the “Term Facility”) under its senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”), the prior senior secured term loan facility (the “Prior Term Facility”) and prior senior secured incremental term loans (the “Incremental Term Loans”) under its prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”), 6.625%  unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”), 5.5% unsecured senior notes due December 1, 2021 (the “5.5% Senior Notes”), 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”) and 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”), excluding unamortized debt issuance costs, discount and premium, as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Senior Credit Agreement:
Term Facility	$695.6	$-	$691.3	$-
Prior Credit Agreement:
Prior Term Facility	$-	$405.0	$-	$404.5
Incremental Term Loans	$-	$222.6	$-	$222.3
6.625% Senior Notes	$-	$400.0	$-	$414.0
5.5% Senior Notes	$1,100.0	$1,100.0	$1,149.5	$1,105.5
5.875% Senior Notes	$500.0	$500.0	$514.4	$506.3
5.375% Senior Notes	$500.0	$-	$497.5	$-

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

Note 5. Acquisitions

Central North Carolina Market

Effective January 1, 2016, through Duke LifePoint Healthcare, the Company acquired Frye Regional Medical Center (“Frye”), a 355 bed acute care hospital located in Hickory, North Carolina and Central Carolina Hospital (“Central Carolina”), a 137 bed acute care hospital located in Sanford, North Carolina for approximately $191.9 million in cash, including net working capital, excluding accounts receivable, plus the assumption of certain capital lease obligations of approximately $78.0 million. The purchase price of Frye and Central Carolina, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

The results of operations of Frye and Central Carolina are included in the Company’s results of operations beginning on January 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisitions of Frye and Central Carolina have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during the fourth quarter of 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

St. Francis Hospital

Effective January 1, 2016, the Company acquired St. Francis Hospital (“St. Francis”), a 376 bed acute care hospital located in Columbus, Georgia for approximately $241.5 million, net of cash acquired. The purchase price of St. Francis, which was paid on December 31, 2015, was reflected as a deposit and was included under the caption “Other long-term assets” in the accompanying consolidated balance sheet as of December 31, 2015.

The results of operations of St. Francis are included in the Company’s results of operations beginning on January 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of St. Francis have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during the fourth quarter of 2016.

Providence Hospitals

Effective February 1, 2016, the Company acquired Providence Hospitals (“Providence”) for approximately $132.2 million, including net working capital.  Providence is comprised of Providence Hospital (Downtown), a 258 bed acute care hospital, and Providence Hospital Northeast, a 74 bed acute care hospital, each located in Columbia, South Carolina.

The results of operations of Providence are included in the Company’s results of operations beginning on February 1, 2016. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition of Providence have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during the fourth quarter of 2016.

Other

The Company completed certain ancillary service-line acquisitions and finalized net working capital settlements for approximately $1.6 million during the nine months ended September 30, 2016.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

Intangible Assets

Summary of Intangible Assets

The following table provides information regarding the Company’s intangible assets, which are included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 (in millions):

	September 30,	December 31,
	2016	2015
Amortized intangible assets:
Contract-based physician minimum revenue guarantees
Gross carrying amount	$44.4	$48.9
Accumulated amortization	(27.7)	(28.9)
Net total	16.7	20.0
Non-competition agreements and other
Gross carrying amount	20.2	20.2
Accumulated amortization	(12.8)	(11.2)
Net total	7.4	9.0
Total amortized intangible assets
Gross carrying amount	64.6	69.1
Accumulated amortization	(40.5)	(40.1)
Net total	24.1	29.0

Indefinite-lived intangible assets:
Certificates of need and certificates of need exemptions	30.7	30.6
Licenses, provider numbers, accreditations and other	12.1	11.0
Net total	42.8	41.6

Total intangible assets:
Gross carrying amount	107.4	110.7
Accumulated amortization	(40.5)	(40.1)
Net total	$66.9	$70.6

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and a related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized over the period of the physician contract, which typically ranges from four to five years and is included as an expense under the caption “Other operating expenses” in the accompanying unaudited condensed consolidated statements of operations. The Company’s liability for contract-based physician minimum revenue guarantees was $7.6 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively. These amounts are included in the accompanying unaudited condensed consolidated balance sheets under the caption “Other current liabilities”.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2016,  the Company had $22.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $578.0 million as of September 30, 2016.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

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

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at the Company’s option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on the Company’s total leverage ratio, calculated in accordance with the Senior Credit Agreement. As of September 30, 2016, the applicable annual interest rate under the Term Facility was 2.27%, which was based on the 30-day adjusted LIBOR of 0.52% plus the applicable margin.

 Covenants

The Senior Credit Agreement requires the Company to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  The Company was in compliance with this covenant as of September 30, 2016.

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

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

Debt Transaction Costs

In connection with the various debt transactions discussed above, the Company capitalized $16.0 million of new debt issuance costs and recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share, during the second quarter of 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to the Company’s various debt transactions entered into during the second quarter of 2016.

Note 8.  Common Stock in Treasury

The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”), a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”), and a repurchase plan adopted on September 14, 2016 (the “2016 Repurchase Plan”).  The 2014 Repurchase Plan and 2015 Repurchase Plan each provided for the repurchase of up to $150.0 million in shares of the Company’s common stock, and the Company has repurchased all shares authorized for repurchase under these plans.    The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of the Company’s common stock through March  14, 2018.  As of September 30, 2016, the Company had remaining authority to repurchase $174.0 million in shares in accordance with the 2016 Repurchase Plan. The Company is not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  The Company has designated the shares repurchased in accordance with its repurchase plans as treasury stock.

The Company repurchased approximately 2.5 million and 1.2 million shares for an aggregate purchase price, including commissions, of $151.0 million and $92.5 million at an average purchase price of $60.13 and $75.84 per share during the nine months ended September 30, 2016 and 2015, respectively.

Additionally, the Company redeems shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to the Company’s various stockholder approved stock-based compensation plans. The Company redeemed approximately 0.2 million shares vested under these plans during each of the nine months ended September 30, 2016 and 2015 for aggregate purchase prices of approximately $8.0 million and $9.5 million, respectively. The Company has designated these shares as treasury stock.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

Note 9. Stock-Based Compensation

Overview

The Company issues stock-based awards, including stock options and other stock-based awards (nonvested stock, restricted stock, restricted stock units and performance shares) to certain officers, employees and non-employee directors in accordance with the Company’s stockholder-approved 2013 Long-Term Incentive Plan (the “LTIP”). The Company accounts for its stock-based awards in accordance with the provisions of ASC 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), and accordingly recognizes compensation expense over each of the stock-based award’s requisite service period based on the estimated grant date fair value.

Notwithstanding the specific grant vesting requirements, award agreements under the LTIP may provide for accelerated vesting in certain circumstances.  Generally, award agreements provide for full vesting upon the death or disability of the participant.  Some award agreements also provide for partial or full vesting upon involuntary termination of employment, provided that if the award is performance-based then the accelerated vesting would occur only if the performance goals are attained.

Stock Options

The Company granted options to purchase 939,417 and 823,750 shares of the Company’s common stock to certain officers and employees in accordance with the LTIP during the nine months ended September 30, 2016 and 2015, respectively.  Options to purchase shares granted to the Company’s officers and employees in accordance with the LTIP were granted with an exercise price equal to the fair market value of the Company’s common stock on the day of grant, determined based on the closing price on the trading date immediately prior to the grant date. The options granted during the nine months ended September 30, 2016 and 2015 become ratably exercisable beginning one year from the date of grant to three years after the date of grant and expire ten years from the date of grant.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates under its lattice option valuation models and the resulting estimates of weighted-average fair value per share of stock options granted during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	32.2%	29.0%
Risk-free interest rate	1.76%	2.20%
Expected dividends	-	-
Average expected term (years)	5.9	5.3
Fair value per share of stock options granted	$19.58	$18.66

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $1.2 million and $8.4 million, respectively. The Company received $2.3 million and $11.1 million in cash from stock option exercises for the nine months ended September 30, 2016 and 2015, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was nominal for the nine months ended September 30, 2016 and $2.0 million for the nine months ended September 30, 2015.

As of September 30, 2016, there was $18.5 million of total estimated unrecognized compensation cost related to stock option compensation arrangements. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.4 years.

Other Stock-Based Awards

The Company granted 159,868 and 144,919 restricted stock units to certain officers, employees and non-employee directors in accordance with the LTIP during the nine months ended September 30, 2016 and 2015, respectively.  Vesting and payment of these restricted stock units are generally subject to continuing service of the employee or non-employee director over the ratable vesting periods beginning one year from the date of grant to three years after the date of grant or cliff-vesting periods from the grant date of six months and one day.  The fair values of these restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Additionally, during the nine months ended September 30, 2016 and 2015, the Company granted 159,248 targeted performance-based restricted stock units subject to the achievement of a combination of performance and market conditions and 145,000 targeted performance-based restricted stock units subject to the achievement of a market condition, respectively. In addition to the achievement of the performance and/or market conditions, these performance-based restricted stock units are generally subject to the continuing service of the employee over the cliff-vesting period from the grant date of three years.

The performance condition for the targeted performance-based restricted stock units granted during the nine months ended September 30, 2016 are based on the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial performance for hospital acquisitions completed in 2014 and 2015 as compared to the pro forma EBITDA target for this same group of hospitals.  The market condition for the targeted performance-based restricted stock units granted during each of the nine months ended September 30, 2016 and 2015 are based on the Company’s three-year annualized total shareholder return relative to a peer group, Standard and Poor’s Global Industry Classification Standard’s Sub-Industry:  Health Care Facilities with over $500.0 million in revenues or its equivalent.  For these restricted stock units, the number of shares payable at the end of the three-year performance period ranges from 0% to 200% of the targeted units based on the Company’s actual performance and/or market conditions results as compared to the targets.

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

As of September 30, 2016,  there was $23.3 million of total estimated unrecognized compensation cost related to other stock-based awards. Total estimated unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.6 years.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

The following table summarizes the Company’s total stock-based compensation expense as well as the total recognized tax benefits related thereto for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity awards:
Other stock-based awards	$3.0	$4.9	$13.3	$14.4
Stock options	2.6	2.5	9.7	8.0
	5.6	7.4	23.0	22.4
Liability awards:
Other stock-based awards	(3.6)	(0.5)	(7.1)	3.2
Total stock-based compensation expense	$2.0	$6.9	$15.9	$25.6
Tax benefit on stock-based compensation expense	$0.8	$2.8	$6.3	$10.2

     The Company did not capitalize any stock-based compensation cost during the three or nine months ended September 30, 2016 or 2015. As of September 30, 2016, there was $41.8 million of total estimated unrecognized compensation cost related to all of the Company’s stock-based compensation arrangements. Total estimated unrecognized compensation cost may be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.5 years.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without the Company’s knowledge. In addition, on June 30, 2016, in accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015, the Department of Justice (“DOJ”) published an interim final rule that, effective as of August 1, 2016, increases the civil monetary penalties that may be imposed for violations of the False Claims Act from a minimum of $5,500 and a maximum of $11,000 to a minimum of $10,781 and a maximum of $21,563 for each false and fraudulent claim. The interim final rule also establishes a mechanism for increasing the amounts of those civil monetary penalties for inflation on an annual basis beginning in 2017 and continuing each year thereafter.    These civil monetary penalties are in addition to violators’ liability for three times the amount of damages which the government sustains as a result of the false or fraudulent claim.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In connection with the Company’s acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, the Company has agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, the Company will likely be responsible for funding any deficit.  The Company’s management believes it has made reasonable estimates of its potential exposure for these two matters and at September 30, 2016 has recorded a reserve for Marquette General of $18.0 million.

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

September 30, 2016

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

Additionally, the Company, and two of its subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  Through September 30, 2016, one additional patient has notified Raleigh General Hospital that he intends to file a lawsuit against the hospital.

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

The Company accrues an estimate for a contingent liability when losses are both probable and reasonably estimable.  The Company reviews its accruals each quarter and adjusts them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the nine months ended September 30, 2016, the Company recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.35 loss per diluted share.

Physician Commitments

The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves.  In consideration for a physician’s relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, normally over a period of one year, to assist in establishing the physician’s practice.  The Company has committed to advance a maximum amount of approximately $20.0 million at September 30, 2016.  The actual amount of such commitments to be subsequently advanced to physicians is estimated at $7.6 million and often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 36 to 48 months contingent upon the physician continuing to practice in the respective community.  Pursuant to the Company’s standard physician recruiting agreement, any breach or non-fulfillment by a physician under the physician recruiting agreement gives the Company the right to recover any payments made to the physician under the agreement.  Additionally, the Company is subject to annual commitments for certain physician recruiting activities, including the continuation of existing or initiation of new activities with several of its facilities.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

Capital Expenditure Commitments

The Company is reconfiguring some of its facilities to more effectively accommodate patient services and to provide for a greater variety of services, as well as implementing various information system initiatives in its efforts to comply with the Health Information Technology for Economic and Clinical Health Act. The Company has incurred approximately $210.3 million in costs related to uncompleted projects as of September 30, 2016, which is included under the caption “Construction in progress” in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2016, these uncompleted projects had an estimated cost to complete and equip of approximately $611.3 million. Additionally, the Company is subject to annual capital expenditure commitments in connection with several of its facilities.  As part of the Company’s current acquisition strategy, management expects capital expenditure commitments to be a significant component of future purchase transactions.  At September 30, 2016, the Company estimated its total remaining capital expenditure commitments, including commitments for routine projects, to be approximately $1,612.9 million.  In general, these capital expenditure commitments range in term from eight to ten years following the effective date of the acquisition.

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

In accordance with ASC 360-10, the Company performed an evaluation of the recoverability of the carrying values of certain of the assets of Marquette General which management anticipates disposing.  Because the estimated future undiscounted cash flows of Marquette General exceed the carrying values of the assets being considered for disposal, the Company has determined that these long-lived assets are not impaired.  However, the Company has begun accelerating its depreciation expense for the portion of the existing hospital management anticipates disposing of in the future in order to reduce its carrying value down to the estimated fair value at the end of the projected construction period of the replacement hospital.  Accordingly, the Company incurred approximately $1.5 million and $4.7 million, $0.9 million and $2.9 million net of income taxes, or $0.2 and $0.07 loss per diluted share, of additional depreciation expense during the three and nine months ended September 30, 2016, respectively. The Company currently estimates this acceleration will result in approximately $6.0 million of additional depreciation expense per year during the construction of the replacement hospital.  This estimate is subject to change as a result of possible modifications to the Company’s plans for the existing hospital, including, but not limited to, the finalization of the plans for the replacement hospital, changes in the estimated construction period for the replacement hospital, on-going discussions and negotiations with interested parties for the existing hospital, regulatory approvals and changing market conditions.

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The condensed consolidating financial information for the parent issuer, 100% owned guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company is presented below for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015.

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$1,020.4	$800.7	$-	$1,821.1
Provision for doubtful accounts	-	125.0	110.4	-	235.4
Revenues	-	895.4	690.3	-	1,585.7

Salaries and benefits	2.0	420.9	332.1	-	755.0
Supplies	-	139.8	122.2	-	262.0
Other operating expenses, net	(0.9)	218.4	166.6	-	384.1
Other income	-	(1.3)	(2.1)	-	(3.4)
Equity in earnings of affiliates	(65.1)	-	-	65.1	-
Depreciation and amortization	-	54.6	31.6	-	86.2
Interest expense, net	31.3	1.3	4.3	-	36.9
Management (income) fees	-	(19.7)	19.7	-	-
	(32.7)	814.0	674.4	65.1	1,520.8
Income before income taxes	32.7	81.4	15.9	(65.1)	64.9
(Benefit) provision for income taxes	(6.8)	30.5	-	-	23.7
Net income	39.5	50.9	15.9	(65.1)	41.2
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(1.5)	-	(1.7)
Net income attributable to LifePoint
Health, Inc.	$39.5	$50.7	$14.4	$(65.1)	$39.5

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$860.9	$661.4	$-	$1,522.3
Provision for doubtful accounts	-	125.2	87.6	-	212.8
Revenues	-	735.7	573.8	-	1,309.5

Salaries and benefits	6.9	335.1	284.2	-	626.2
Supplies	-	106.9	98.8	-	205.7
Other operating expenses, net	(0.5)	175.2	138.5	-	313.2
Other income	-	(4.8)	(3.5)	-	(8.3)
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Depreciation and amortization	-	44.1	26.1	-	70.2
Interest expense, net	8.6	17.2	2.4	-	28.2
Impairment charge	-	2.2	-	-	2.2
Management (income) fees	-	(17.6)	17.6	-	-
	(40.3)	658.3	564.1	55.3	1,237.4
Income before income taxes	40.3	77.4	9.7	(55.3)	72.1
(Benefit) provision for income taxes	(3.3)	29.6	-	-	26.3
Net income	43.6	47.8	9.7	(55.3)	45.8
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.2)	(2.0)	-	(2.2)
Net income attributable to LifePoint
Health, Inc.	$43.6	$47.6	$7.7	$(55.3)	$43.6

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$3,047.9	$2,390.3	$-	$5,438.2
Provision for doubtful accounts	-	386.0	293.4	-	679.4
Revenues	-	2,661.9	2,096.9	-	4,758.8

Salaries and benefits	15.9	1,253.1	1,012.0	-	2,281.0
Supplies	-	423.0	370.3	-	793.3
Other operating expenses, net	(0.5)	691.0	488.8	-	1,179.3
Other income	-	(10.8)	(9.0)	-	(19.8)
Equity in earnings of affiliates	(184.3)	-	-	184.3	-
Depreciation and amortization	-	160.7	96.4	-	257.1
Interest expense, net	96.3	3.7	12.8	-	112.8
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Management (income) fees	-	(58.7)	58.7	-	-
	(50.6)	2,463.2	2,030.0	184.3	4,626.9
Income before income taxes	50.6	198.7	66.9	(184.3)	131.9
(Benefit) provision for income taxes	(27.4)	74.1	-	-	46.7
Net income	78.0	124.6	66.9	(184.3)	85.2
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.7)	(6.5)	-	(7.2)
Net income attributable to LifePoint
Health, Inc.	$78.0	$123.9	$60.4	$(184.3)	$78.0

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues before provision for
doubtful accounts	$-	$2,552.2	$1,891.5	$-	$4,443.7
Provision for doubtful accounts	-	372.0	228.1	-	600.1
Revenues	-	2,180.2	1,663.4	-	3,843.6

Salaries and benefits	25.6	998.5	820.1	-	1,844.2
Supplies	-	316.3	280.3	-	596.6
Other operating expenses, net	(0.7)	544.0	372.2	-	915.5
Other income	-	(22.6)	(11.6)	-	(34.2)
Equity in earnings of affiliates	(186.4)	-	-	186.4	-
Depreciation and amortization	-	134.0	73.1	-	207.1
Interest expense, net	25.5	50.1	9.1	-	84.7
Impairment charges	-	13.8	-	-	13.8
Management (income) fees	-	(43.1)	43.1	-	-
	(136.0)	1,991.0	1,586.3	186.4	3,627.7
Income before income taxes	136.0	189.2	77.1	(186.4)	215.9
Provision for income taxes	7.1	71.2	-	-	78.3
Net income	128.9	118.0	77.1	(186.4)	137.6
Less: Net income attributable to
noncontrolling interests and
redeemable noncontrolling interests	-	(0.7)	(8.0)	-	(8.7)
Net income attributable to LifePoint
Health, Inc.	$128.9	$117.3	$69.1	$(186.4)	$128.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Balance Sheets
September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$122.5	$118.4	$-	$240.9
Accounts receivable, net	-	516.4	380.4	-	896.8
Inventories	-	92.3	61.5	-	153.8
Prepaid expenses	0.2	39.0	23.8	-	63.0
Other current assets	-	19.3	39.2	-	58.5
	0.2	789.5	623.3	-	1,413.0
Property and equipment:
Land	-	91.6	94.3	-	185.9
Buildings and improvements	-	1,866.8	872.6	-	2,739.4
Equipment	-	1,477.3	501.5	-	1,978.8
Construction in progress	-	109.5	100.8	-	210.3
	-	3,545.2	1,569.2	-	5,114.4
Accumulated depreciation	-	(1,656.0)	(410.9)	-	(2,066.9)
	-	1,889.2	1,158.3	-	3,047.5
Intangible assets, net	-	27.6	39.3	-	66.9
Investments in subsidiaries	2,464.7	-	-	(2,464.7)	-
Due from subsidiaries	2,608.0	-	-	(2,608.0)	-
Other long-term assets	16.6	31.7	32.1	-	80.4
Goodwill	-	1,466.4	254.6	-	1,721.0
Total assets	$5,089.5	$4,204.4	$2,107.6	$(5,072.7)	$6,328.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$137.6	$86.9	$-	$224.5
Accrued salaries	0.3	123.0	87.2	-	210.5
Income taxes payable	26.4	-	-	-	26.4
Other current liabilities	40.2	145.2	115.3	-	300.7
Current maturities of long-term debt	17.5	0.5	3.5	-	21.5
	84.4	406.3	292.9	-	783.6
Long-term debt, net	2,755.3	47.6	86.3	-	2,889.2
Due to Parent	-	1,730.2	877.8	(2,608.0)	-
Deferred income taxes	44.5	-	-	-	44.5
Long-term portion of reserves for self-insurance claims	-	121.1	47.4	-	168.5
Other long-term liabilities	0.4	35.7	48.5	-	84.6
Total liabilities	2,884.6	2,340.9	1,352.9	(2,608.0)	3,970.4
Redeemable noncontrolling interests	-	-	105.7	-	105.7
Total LifePoint Health, Inc. stockholders' equity	2,204.9	1,861.9	602.8	(2,464.7)	2,204.9
Noncontrolling interests	-	1.6	46.2	-	47.8
Total equity	2,204.9	1,863.5	649.0	(2,464.7)	2,252.7
Total liabilities and equity	$5,089.5	$4,204.4	$2,107.6	$(5,072.7)	$6,328.8

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.5	$50.9	$15.9	$(65.1)	$41.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of affiliates	(65.1)	-	-	65.1	-
Stock-based compensation	5.6	-	-	-	5.6
Depreciation and amortization	-	54.6	31.6	-	86.2
Amortization of physician minimum revenue guarantees	-	1.9	0.5	-	2.4
Amortization of debt issuance costs, discount and premium	1.3	-	-	-	1.3
Deferred income taxes	1.3	-	-	-	1.3
Reserve for self-insurance claims, net of payments	-	(1.9)	4.3	-	2.4
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	4.8	18.2	-	23.0
Inventories, prepaid expenses and other current assets	-	7.9	(2.0)	-	5.9
Accounts payable, accrued salaries and other current liabilities	25.5	(6.4)	(13.6)	-	5.5
Income taxes payable/receivable	2.6	-	-	-	2.6
Other	(1.1)	2.3	(1.0)	-	0.2
Net cash provided by operating activities	9.6	114.1	53.9	-	177.6

Cash flows from investing activities:
Purchases of property and equipment	-	(59.9)	(43.5)	-	(103.4)
Acquisitions, net of cash acquired	-	-	(1.8)	-	(1.8)
Other	0.4	-	-	-	0.4
Net cash provided by (used in) investing activities	0.4	(59.9)	(45.3)	-	(104.8)

Cash flows from financing activities:
Payments of borrowings	(4.4)	-	-	-	(4.4)
Repurchases of common stock	(101.4)	-	-	-	(101.4)
Change in intercompany balances with affiliates, net	95.8	(114.5)	18.7	-	-
Other	-	2.0	(2.3)	-	(0.3)
Net cash (used in) provided by financing activities	(10.0)	(112.5)	16.4	-	(106.1)

Change in cash and cash equivalents	-	(58.3)	25.0	-	(33.3)
Cash and cash equivalents at beginning of period	-	180.8	93.4	-	274.2
Cash and cash equivalents at end of period	$-	$122.5	$118.4	$-	$240.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$43.6	$47.8	$9.7	$(55.3)	$45.8
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of affiliates	(55.3)	-	-	55.3	-
Stock-based compensation	7.4	-	-	-	7.4
Depreciation and amortization	-	44.1	26.1	-	70.2
Amortization of physician minimum revenue guarantees	-	2.4	0.6	-	3.0
Amortization of debt issuance costs, discount and premium	1.3	-	-	-	1.3
Impairment charge	-	2.2	-	-	2.2
Deferred income taxes	(7.7)	-	-	-	(7.7)
Reserve for self-insurance claims, net of payments	-	(4.2)	10.9	-	6.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(0.1)	8.1	-	8.0
Inventories, prepaid expenses and other current assets	(0.1)	0.3	(1.0)	-	(0.8)
Accounts payable, accrued salaries and other current liabilities	21.6	11.5	(13.4)	-	19.7
Income taxes payable/receivable	19.2	-	-	-	19.2
Other	(0.5)	1.4	(1.6)	-	(0.7)
Net cash provided by operating activities	29.5	105.4	39.4	-	174.3

Cash flows from investing activities:
Purchases of property and equipment	-	(37.0)	(22.2)	-	(59.2)
Acquisitions, net of cash acquired	-	(39.3)	(109.4)	-	(148.7)
Other	(0.7)	(1.5)	0.9	-	(1.3)
Net cash used in investing activities	(0.7)	(77.8)	(130.7)	-	(209.2)

Cash flows from financing activities:
Payments of borrowings	(5.7)	-	-	-	(5.7)
Repurchases of common stock	(68.2)	-	-	-	(68.2)
Payments of debt financing costs	(0.2)	-	-	-	(0.2)
Proceeds from exercise of stock options	0.3	-	-	-	0.3
Change in intercompany balances with affiliates, net	45.0	(156.2)	111.2	-	-
Other	-	0.3	(1.2)	-	(0.9)
Net cash (used in) provided by in financing activities	(28.8)	(155.9)	110.0	-	(74.7)

Change in cash and cash equivalents	-	(128.3)	18.7	-	(109.6)
Cash and cash equivalents at beginning of period	-	316.7	106.1	-	422.8
Cash and cash equivalents at end of period	$-	$188.4	$124.8	$-	$313.2

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$78.0	$124.6	$66.9	$(184.3)	$85.2
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Equity in earnings of affiliates	(184.3)	-	-	184.3	-
Stock-based compensation	23.0	-	-	-	23.0
Depreciation and amortization	-	160.7	96.4	-	257.1
Amortization of physician minimum revenue guarantees	-	6.2	1.3	-	7.5
Amortization of debt issuance costs, discount and premium	4.2	-	-	-	4.2
Debt transaction costs	22.0	-	-	-	22.0
Impairment charge	-	1.2	-	-	1.2
Deferred income taxes	(47.7)	-	-	-	(47.7)
Reserve for self-insurance claims, net of payments	-	13.7	14.0	-	27.7
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	(21.4)	(83.9)	-	(105.3)
Inventories, prepaid expenses and other current assets	(0.1)	12.5	(7.4)	-	5.0
Accounts payable, accrued salaries and other current liabilities	18.7	0.3	40.1	-	59.1
Income taxes payable/receivable	(2.5)	-	-	-	(2.5)
Other	(0.5)	2.6	(5.9)	-	(3.8)
Net cash (used in) provided by operating activities	(89.2)	300.4	121.5	-	332.7

Cash flows from investing activities:
Purchases of property and equipment	-	(135.4)	(90.9)	-	(226.3)
Acquisitions, net of cash acquired	-	(118.2)	(2.1)	-	(120.3)
Other	(0.3)	(0.3)	-	-	(0.6)
Net cash used in investing activities	(0.3)	(253.9)	(93.0)	-	(347.2)

Cash flows from financing activities:
Proceeds from borrowings	1,350.0	-	-	-	1,350.0
Payments of borrowings	(1,182.0)	-	-	-	(1,182.0)
Repurchases of common stock	(159.0)	-	-	-	(159.0)
Payments of debt financing costs	(30.0)	-	-	-	(30.0)
Proceeds from exercise of stock options	2.3	-	-	-	2.3
Change in intercompany balances with affiliates, net	108.2	(126.9)	18.7	-	-
Other	-	2.0	(11.9)	-	(9.9)
Net cash provided by (used in) financing activities	89.5	(124.9)	6.8	-	(28.6)

Change in cash and cash equivalents	-	(78.4)	35.3	-	(43.1)
Cash and cash equivalents at beginning of period	-	200.9	83.1	-	284.0
Cash and cash equivalents at end of period	$-	$122.5	$118.4	$-	$240.9

LIFEPOINT HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Unaudited

LIFEPOINT HEALTH, INC.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015

(In millions)

	Parent		Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$128.9	$118.0	$77.1	$(186.4)	$137.6
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of affiliates	(186.4)	-	-	186.4	-
Stock-based compensation	22.4	-	-	-	22.4
Depreciation and amortization	-	134.0	73.1	-	207.1
Amortization of physician minimum revenue guarantees	-	7.8	1.5	-	9.3
Amortization of debt issuance costs, discount and premium	3.8	-	-	-	3.8
Impairment charges	-	13.8	-	-	13.8
Deferred income taxes	3.1	-	-	-	3.1
Reserve for self-insurance claims, net of payments	-	(2.1)	17.6	-	15.5
Increase (decrease) in cash from operating assets and
liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	-	3.2	32.0	-	35.2
Inventories, prepaid expenses and other current assets	-	45.2	7.1	-	52.3
Accounts payable, accrued salaries and other current liabilities	24.9	(24.2)	4.7	-	5.4
Income taxes payable/receivable	38.2	-	-	-	38.2
Other	(0.7)	-	(0.7)	-	(1.4)
Net cash provided by operating activities	34.2	295.7	212.4	-	542.3

Cash flows from investing activities:
Purchases of property and equipment	-	(82.7)	(70.7)	-	(153.4)
Acquisitions, net of cash acquired	-	(44.5)	(130.0)	-	(174.5)
Proceeds from sale of hospital	-	18.8	-	-	18.8
Other	0.5	-	-	-	0.5
Net cash provided by (used in) investing activities	0.5	(108.4)	(200.7)	-	(308.6)

Cash flows from financing activities:
Payments of borrowings	(11.3)	-	-	-	(11.3)
Repurchases of common stock	(102.0)	-	-	-	(102.0)
Payments of debt financing costs	(0.3)	-	-	-	(0.3)
Proceeds from exercise of stock options	11.1	-	-	-	11.1
Change in intercompany balances with affiliates, net	67.8	(61.6)	(6.2)	-	-
Other	-	0.7	(10.2)	-	(9.5)
Net cash used in financing activities	(34.7)	(60.9)	(16.4)	-	(112.0)

Change in cash and cash equivalents	-	126.4	(4.7)	-	121.7
Cash and cash equivalents at beginning of period	-	62.0	129.5	-	191.5
Cash and cash equivalents at end of period	$-	$188.4	$124.8	$-	$313.2

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

Overview

We own and operate community hospitals, regional health systems, physician practices, outpatient centers, and post-acute facilities.  At September 30, 2016, on a consolidated basis, we operated 72 hospital campuses in 22 states throughout the United States (“U.S.”), having a total of 9,424 licensed beds. We generate revenues primarily through patient services offered at our facilities. We generated revenues of $1,585.7 million and $1,309.5 million during the three months ended September 30, 2016 and 2015, respectively, and $4,758.8 million and $3,843.6 million during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, respectively, we derived 44.4% and 46.9%, of our revenues, collectively, from the Medicare and Medicaid programs and 44.6% and 46.3% during the nine months ended September 30, 2016 and 2015, respectively. Payments made to our facilities pursuant to the Medicare and Medicaid programs for services rendered rarely exceed our costs for such services.  As a result, we rely largely on payments made by private or commercial payors, together with certain limited services provided to Medicare recipients, to generate an operating profit.  The healthcare industry continues to endure a period where the costs of providing care are rising faster than reimbursement rates from government or private commercial payors.  This places a premium on efficient operation, the ability to reduce or control costs and the need to leverage the benefits of our organization across all of our facilities.

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

The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual implementation and possible amendment, as well as the uncertainty as to the extent to which states will choose to expand their Medicaid programs and the extent to which individuals will elect coverage. We are also unable to predict with a high level of precision how providers, payors, employers and other market participants will continue to respond to the various reform provisions. As a result, we are unable to predict with any certainty the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. In addition, there have been and likely will continue to be a number of legal challenges to various provisions of the Affordable Care Act, and several bills have been and may continue to be introduced in Congress to delay, defund or repeal implementation of or amend significant provisions of the Affordable Care Act. The results of such litigation and legislative efforts may impact our business in the future. During 2015, and continuing during 2016, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals.    Although we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict for the reasons discussed above, will be gradual and may not offset scheduled decreases in reimbursement.

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

On August 22, 2016, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2017, which began on October 1, 2016. Among other things, the rule provides an operating payment rate increase of approximately 0.95% for hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. The rate increase is based on a hospital market basket increase of 2.7%, which is reduced by (i) a multi-factor productivity adjustment of 0.3%, (ii) a 0.75% reduction required by the Affordable Care Act, and (iii) a 1.5% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012 (“ATRA”) and increased by (iv) a permanent adjustment of 0.2% to prospectively remove the 0.2% reduction in payment rates that was implemented in FFY 2014 to offset the estimated increase in IPPS expenditures resulting from the Medicare program’s “two midnight rule” and (v) a temporary one-time prospective increase of 0.6% to address the effects of the 0.2% reduction to the rate for the two-midnight rule for FFYs 2014, 2015, and 2016. The documentation and coding recoupment adjustment is the last of a series of adjustments that CMS was required to make by ATRA in order to recover $11 billion by FFY 2017 to fully recoup documentation and coding overpayments that Congress believes occurred from FFY 2008 through 2013 solely as the result of the transition to the Medicare severity diagnosis related group system that began in FFY 2008. Hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the hospital market basket increase prior to the application of any applicable statutory adjustments. Hospitals that are not meaningful EHR users are also subject to an additional 75% reduction of the hospital market basket increase.

In addition to establishing the payment rate update, the IPPS final rule for FFY 2017 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the final rule makes updates to the measures used in the IQR, Hospital Value-Based Purchasing, Hospital Acquired Conditions Reduction, and Hospital Readmissions Reduction Programs and would distribute almost $6.0 billion in uncompensated care payments to hospitals in FFY 2017, which would be a decrease of approximately $400 million from the FFY 2016 amount.  The uncompensated care funds will be distributed based on insured low income days, which include inpatient days for patients eligible for Medicaid and inpatient days for patients entitled to Medicare and Supplemental Security Income.  Overall, CMS estimates that under the final rule, total Medicare spending on inpatient hospital services, including capital, will increase by about $746 million in FFY 2017.

On July 14, 2016, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2017, which begins on January 1, 2017. Among other things, the proposed rule provides for a payment rate increase of 1.55% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.45% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.8%, which is reduced by a multi-factor productivity adjustment of 0.5% and an additional 0.75% reduction required by the Affordable Care Act. In addition to updating the OPPS payment rate, the proposed rule would also, among other things, remove the pain management dimension of the Hospital Consumer Assessment of Healthcare Providers and Systems survey for the purposes of the Medicare Hospital Value-Based Purchasing Program, add seven measures to the OQR Program for the CY 2020 payment determination and subsequent years, remove six procedures from the Medicare inpatient-only procedure list, establish a 90-day EHR reporting period in 2016 for all eligible professionals, eligible hospitals and critical access hospitals (“CAHs”), and reduce certain reporting requirements for eligible hospitals and CAHs attesting under the Medicare EHR Incentive Program. Overall, CMS estimates that under the proposed rule, OPPS payments to providers, including estimated spending for pass-through payments, would increase by approximately 1.6% in CY 2017.

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

“Two Midnight Rule”

On May 4, 2016, CMS temporarily suspended performance by the Beneficiary and Family Centered Care (“BFCC”) Quality Improvement Organizations’ (“QIOs”) of initial patient status reviews to determine the appropriateness of Part A payments for short stay inpatient hospital claims. CMS implemented the temporary suspension after becoming aware of inconsistencies in the BFCC-QIOs’ application of the Two-Midnight Rule. CMS had indicated that the reviews would resume during the third quarter of 2016 after the BFCC-QIOs had completed retraining on the Two-Midnight Rule, re-reviewed all claims that they had denied in connection with the Two-Midnight Rule medical review process since October 2015, and performed any provider outreach and education that was required.  The BFCC-QIOs have completed those activities, and CMS lifted the temporary suspension effective as of September 12, 2016. As a result, the BFCC-QIOs have resumed their initial patient status reviews of short stays in acute care inpatient hospitals, long-term care hospitals and inpatient psychiatric facilities.

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

On April 16, 2015, President Obama signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) into law. Among other things, MACRA replaced the SGR formula with new systems for establishing the annual updates to payments made under the MPFS.  Under MACRA, the MPFS payment rates were increased by 0.5% for CY 2016 and will be increased by 0.5% a year from 2017 through 2019. MPFS payment rates would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through the CMS Quality Payment Program (“QPP”) that rewards the delivery of high-quality patient care.  The QPP operates through two avenues: the Advanced Alternative Payment Model (“Advanced APM”) program for eligible clinicians or groups under the MPFS and the Merit-Based Incentive Payment System (“MIPS”). Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an Advanced APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the MPFS. Beginning in CY 2026, MPFS payment rates for physicians participating in an Advanced APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

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

On October 14, 2016, CMS released a final rule implementing MACRA. Among other things, the final rule establishes the QPP and its MIPS and Advanced APM pathways. The final rule also designates CY 2017 as a transition year for the QPP and allows physicians to pick the pace of participation for the first performance period that begins on January 1, 2017.  Under the final rule, eligible clinicians will have three flexible options to submit data to the MIPS and a fourth option to join Advanced APMs in order to become qualified Advanced APM participants (“QPs”), which would ensure that they do not receive a negative payment adjustment in CY 2019.  The final rule also reduces the amount of measures that are required to be reported to MIPS, the amount of risk that providers must accept when participating in an Advanced APM, and the minimum performance thresholds that must be met to avoid a payment penalty.  CMS estimates that for the CY 2017 performance period, between 592,000 and 642,000 eligible clinicians will be required to participate in MIPS and between 70,000 and 120,000 clinicians will become QPs through participation in Advanced APMs. CMS has also indicated that given the complexity of MACRA, the QPP will likely evolve over multiple years and that the policies implementing MACRA and the QPP will be further refined and developed through a “staged approach” in the future.

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

Same-hospital.  Same-hospital information includes the results of our health support center and the same 64 hospitals operated during the three months ended September 30, 2016 and 2015, and the same 63 hospitals operated during the nine months ended September 30, 2016 and 2015.  Same-hospital information excludes our hospitals that have previously been disposed.

For the Three Months Ended September 30, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$1,821.1	114.8%	$1,522.3	116.3%
Provision for doubtful accounts	235.4	14.8	212.8	16.3
Revenues	1,585.7	100.0	1,309.5	100.0

Salaries and benefits	755.0	47.6	626.2	47.8
Supplies	262.0	16.5	205.7	15.7
Other operating expenses	384.1	24.2	313.2	23.9
Other income	(3.4)	(0.2)	(8.3)	(0.6)
Depreciation and amortization	86.2	5.5	70.2	5.3
Interest expense, net	36.9	2.3	28.2	2.2
Impairment charges	-	-	2.2	0.2
	1,520.8	95.9	1,237.4	94.5

Income before income taxes	64.9	4.1	72.1	5.5
Provision for income taxes	23.7	1.5	26.3	2.0
Net income	41.2	2.6	45.8	3.5
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(1.7)	(0.1)	(2.2)	(0.2)
Net income attributable to LifePoint Health, Inc.	$39.5	2.5%	$43.6	3.3%

Revenues

The following table presents the components of revenues for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended
	September 30,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$1,821.1	$1,522.3	$298.8	19.6%
Provision for doubtful accounts	235.4	212.8	22.6	10.6
Revenues	$1,585.7	$1,309.5	$276.2	21.1

Same-hospital:
Revenues before provision for doubtful accounts	$1,495.8	$1,479.6	$16.2	1.1%
Provision for doubtful accounts	209.0	207.9	1.1	0.5
Revenues	$1,286.8	$1,271.7	$15.1	1.2

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$473.4	29.9%	$390.5	29.8%
Medicaid	230.1	14.5	223.7	17.1
HMOs, PPOs and other private insurers	863.2	54.4	674.0	51.5
Self-pay	221.0	13.9	204.9	15.7
Other	33.4	2.1	29.2	2.2
Revenues before provision for doubtful accounts	1,821.1	114.8	1,522.3	116.3
Provision for doubtful accounts	(235.4)	(14.8)	(212.8)	(16.3)
Revenues	$1,585.7	100.0%	$1,309.5	100.0%

Certain changes have been made to our classification of historical sources of revenues. Specifically, we changed the classification of certain revenues related to our owned physician practices from HMOs, PPOs and other private insurers to the respective payor classifications, as appropriate.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,740	$8,270	$470	5.7
Revenues per equivalent admission - same-hospital	$8,578	$8,329	$249	3.0

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	67,955	58,754	9,201	15.7
Equivalent admissions	181,426	158,332	23,094	14.6
Medicare case mix index	1.48	1.43	0.05	3.5
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	19,329	16,731	2,598	15.5
Outpatient surgeries	69,998	62,234	7,764	12.5
Total surgeries	89,327	78,965	10,362	13.1
Emergency room visits	431,222	378,302	52,920	14.0
Outpatient factor	2.67	2.70	(0.03)	(1.1)

Same-hospital:
Admissions	54,968	56,508	(1,540)	(2.7)
Equivalent admissions	150,008	152,685	(2,677)	(1.8)
Medicare case mix index	1.45	1.43	0.02	1.4
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	15,156	16,064	(908)	(5.7)
Outpatient surgeries	58,777	60,064	(1,287)	(2.1)
Total surgeries	73,933	76,128	(2,195)	(2.9)
Emergency room visits	361,648	368,972	(7,324)	(2.0)
Outpatient factor	2.73	2.70	0.03	1.0

For the three months ended September 30, 2016, our consolidated revenues before provision for doubtful accounts increased $298.8 million, or 19.6%, to $1,821.1 million as compared to the same period last year primarily as a result of our recent acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $16.2 million, or 1.1%, to $1,495.8 million as compared to the same period last year.  The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher contracted rates from HMOs, PPOs and other private insurers, in addition to higher acuity services, as evidenced by an increase in the Medicare case mix index. For the three months ended September 30, 2016, our same-hospital revenues per equivalent admission increased 3.0% as compared to the same period last year.  This increase was partially offset by a 1.8% decrease in our same-hospital equivalent admissions as compared to the same period last year, primarily as a result of a 2.0% decrease in emergency room visits and a 2.9% decrease in total surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$29.0	1.8%	$22.3	1.7%	$6.7	29.6%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$221.0	13.9%	$204.9	15.7%	$16.1	7.9%
Net revenue days outstanding
(at end of period)	53.3	N/A	54.1	N/A	(0.8)	(1.5)%

Same-hospital:
Related key indicators:
Charity care write-offs	$20.4	1.6%	$21.3	1.7%	$(0.9)	(4.4)%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$195.8	15.2%	$199.5	15.7%	$(3.7)	(1.9)%
Net revenue days outstanding
(at end of period)	51.5	N/A	52.6	N/A	(1.1)	(2.1)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the three months ended September 30, 2016, our provision for doubtful accounts increased by $22.6 million, or 10.6%, to $235.4 million on a consolidated basis and was comparable to the same period last year on a same-hospital basis increasing by only $1.1 million, or 0.5%, to $209.0 million. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2015 Annual Report on Form 10-K.

Certain changes have been made to our classification of historical sources of revenues. Specifically, we changed the classification of certain revenues related to our owned physician practices from HMOs, PPOs and other private insurers to the respective payor classifications, as appropriate.  This change had no impact on our historical results of operations.

Our net revenue days outstanding at September 30, 2016 improved on a consolidated basis to 53.3 days as compared to 54.1 days at September 30, 2015.  Additionally, on a same hospital basis, our net revenue days outstanding at September 30, 2016 improved to 51.5 days as compared to 52.6 days at September 30, 2015.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$755.0	47.6%	$626.2	47.8%	$128.8	20.6%
Man-hours per equivalent admission	112	N/A	109	N/A	3	2.8%
Salaries and benefits per equivalent
admission	$4,161	N/A	$3,956	N/A	$205	5.2%

For the three months ended September 30, 2016, our salaries and benefits expense increased to $755.0 million, or 20.6%, as compared to $626.2 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$262.0	16.5%	$205.7	15.7%	$56.3	27.4%
Supplies per equivalent admission	$1,444	N/A	$1,297	N/A	$147	11.3%

For the three months ended September 30, 2016, our supplies expense increased to $262.0 million, or 27.4%, as compared to $205.7 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics, pharmacy and oncology.  These increases were partially offset by improvements as a result of generic drug substitutions, monitoring of physician preference items and growth within our group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the three months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$70.9	4.5%	$50.5	3.9%	$20.4	40.3%
Utilities	30.7	1.9	25.9	2.0	4.8	18.7
Repairs and maintenance	45.7	2.9	35.1	2.7	10.6	30.1
Rents and leases	17.7	1.1	13.4	1.0	4.3	32.4
Insurance	13.0	0.8	13.6	1.0	(0.6)	(4.7)
Physician recruiting	4.1	0.3	5.4	0.4	(1.3)	(23.1)
Contract services	113.7	7.2	94.8	7.2	18.9	19.9
Non-income taxes	44.6	2.8	35.2	2.7	9.4	26.7
Other	43.7	2.7	39.3	3.0	4.4	11.2
	$384.1	24.2%	$313.2	23.9%	$70.9	22.6%

For the three months ended September 30, 2016, our other operating expenses increased to $384.1 million, or 22.6%, as compared to $313.2 million for the same period last year as a result of our recent acquisitions as well as increases in our same-hospital professional fees and contract services. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the three months ended September 30, 2016, we recognized $3.4 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $8.3 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end.

Depreciation and Amortization

For the three months ended September 30, 2016, our depreciation and amortization expense increased by $16.0 million, or 22.7%  to $86.2 million, or 5.5% of revenues, as compared to $70.2 million, or 5.3% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.    Additionally, we incurred approximately $1.5 million, $0.9 million net of income taxes, or $0.02 loss per diluted share, of additional depreciation expense during the three months ended September 30, 2016 as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $8.7 million, or 30.7% to $36.9 million for the three months ended September 30, 2016 as compared to $28.2 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the three months ended September 30, 2016 as compared to the same period last year.  On December 4, 2015, we issued in a public offering $500.0 million aggregate principal amount of 5.875% unsecured senior notes due December 1, 2023 (the “5.875% Senior Notes”).  Additionally, on May 26, 2016, we issued in a private placement $500.0 million aggregate principal amount of 5.375% unsecured senior notes due May 1, 2024 (the “5.375% Senior Notes”) and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% unsecured senior notes due October 1, 2020 (the “6.625% Senior Notes”) on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” and Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Impairment Charges

During the three months ended September 30, 2015, we recognized an additional impairment charge of $2.2 million, $1.4 million net of income taxes, or $0.03 loss per diluted share, related to the finalization of the net working capital settlement in connection with the divestiture of a hospital.

Provision for Income Taxes

Our provision for income taxes was $23.7 million, or 1.5% of revenues, for the three months ended September 30, 2016, as compared to $26.3 million, or 2.0% of revenues, for the same period last year.  The decrease in the provision for income taxes for the three months ended September 30, 2016 was primarily attributable to a decrease in our income before income taxes for the three months ended September 30, 2016, as compared to the same period last year.  Additionally, our effective tax rate decreased slightly to 37.5% for the three months ended September 30, 2016, as compared to 37.6% for the same period last year.

For the Nine Months Ended September 30, 2016 and 2015

Operating Results Summary

The following table summarizes the results of operations for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues before provision for doubtful accounts	$5,438.2	114.3%	$4,443.7	115.6%
Provision for doubtful accounts	679.4	14.3	600.1	15.6
Revenues	4,758.8	100.0	3,843.6	100.0

Salaries and benefits	2,281.0	47.9	1,844.2	48.0
Supplies	793.3	16.7	596.6	15.5
Other operating expenses	1,179.3	24.8	915.5	23.8
Other income	(19.8)	(0.4)	(34.2)	(0.9)
Depreciation and amortization	257.1	5.3	207.1	5.4
Interest expense, net	112.8	2.4	84.7	2.2
Debt transaction costs	22.0	0.5	-	-
Impairment charges	1.2	-	13.8	0.4
	4,626.9	97.2	3,627.7	94.4

Income before income taxes	131.9	2.8	215.9	5.6
Provision for income taxes	46.7	1.0	78.3	2.0
Net income	85.2	1.8	137.6	3.6
Less: Net income attributable to noncontrolling interests
and redeemable noncontrolling interests	(7.2)	(0.2)	(8.7)	(0.2)
Net income attributable to LifePoint Health, Inc.	$78.0	1.6%	$128.9	3.4%

Revenues

The following table presents the components of revenues for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended
	September 30,
	2016	2015	Increase	% Increase
Consolidated:
Revenues before provision for doubtful accounts	$5,438.2	$4,443.7	$994.5	22.4%
Provision for doubtful accounts	679.4	600.1	79.3	13.2
Revenues	$4,758.8	$3,843.6	$915.2	23.8

Same-hospital:
Revenues before provision for doubtful accounts	$4,462.4	$4,347.0	$115.4	2.7%
Provision for doubtful accounts	608.9	581.6	27.3	4.7
Revenues	$3,853.5	$3,765.4	$88.1	2.3

Our revenues before provision for doubtful accounts by payor and approximate percentages of revenues were as follows for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues
Medicare	$1,423.9	29.9%	$1,145.1	29.8%
Medicaid	698.7	14.7	634.8	16.5
HMOs, PPOs and other private insurers	2,588.4	54.4	2,020.7	52.6
Self-pay	626.8	13.2	552.0	14.3
Other	100.4	2.1	91.1	2.4
Revenues before provision for doubtful accounts	5,438.2	114.3	4,443.7	115.6
Provision for doubtful accounts	(679.4)	(14.3)	(600.1)	(15.6)
Revenues	$4,758.8	100.0%	$3,843.6	100.0%

Certain changes have been made to our classification of historical sources of revenues. Specifically, we changed the classification of certain revenues related to our owned physician practices from HMOs, PPOs and other private insurers to the respective payor classifications, as appropriate.  This change had no impact on our historical results of operations.

Our revenues per equivalent admission on a consolidated and same-hospital basis were as follows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015	Increase	% Increase
Revenues per equivalent admission - consolidated	$8,830	$8,353	$477	5.7
Revenues per equivalent admission - same-hospital	$8,714	$8,415	$299	3.6

Revenues Before Provision for Doubtful Accounts

The following table shows the key drivers of our revenues before provision for doubtful accounts for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Admissions	205,937	177,255	28,682	16.2
Equivalent admissions	538,937	460,154	78,783	17.1
Medicare case mix index	1.49	1.42	0.07	4.9
Average length of stay (days)	4.9	4.9	-	-
Inpatient surgeries	58,311	48,797	9,514	19.5
Outpatient surgeries	212,388	180,807	31,581	17.5
Total surgeries	270,699	229,604	41,095	17.9
Emergency room visits	1,275,030	1,105,605	169,425	15.3
Outpatient factor	2.62	2.60	0.02	0.8

Same-hospital:
Admissions	165,740	172,159	(6,419)	(3.7)
Equivalent admissions	442,194	447,441	(5,247)	(1.2)
Medicare case mix index	1.47	1.42	0.05	3.5
Average length of stay (days)	5.0	5.0	-	-
Inpatient surgeries	45,530	47,114	(1,584)	(3.4)
Outpatient surgeries	175,929	175,116	813	0.5
Total surgeries	221,459	222,230	(771)	(0.3)
Emergency room visits	1,063,648	1,074,223	(10,575)	(1.0)
Outpatient factor	2.67	2.60	0.07	2.7

For the nine months ended September 30, 2016, our consolidated revenues before provision for doubtful accounts increased $994.5 million, or 22.4%, to $5,438.2 million as compared to the same period last year primarily as a result of our recent acquisitions and an increase in our same-hospital revenues before provision for doubtful accounts of $115.4 million, or 2.7%, to $4,462.4 million as compared to the same period last year.  The increase in our same-hospital revenues before provision for doubtful accounts was primarily driven by higher acuity services, as evidenced by an increase in the Medicare case mix index, in addition to higher contracted rates from HMOs, PPOs and other private insurers.  For the nine months ended September 30, 2016, our same-hospital revenues per equivalent admission increased 3.6% as compared to the same period last year.  This increase was partially offset by a 1.2% decrease in our same-hospital equivalent admissions as compared to the same period last year, primarily as a result of a 1.0% decrease in emergency room visits and a 0.3% decrease in total surgeries.

Provision for Doubtful Accounts

The following table summarizes the key drivers and key indicators of our provision for doubtful accounts for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Consolidated:
Related key indicators:
Charity care write-offs	$99.2	2.1%	$67.2	1.7%	$32.0	47.5%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$626.8	13.2%	$552.0	14.3%	$74.8	13.6%
Net revenue days outstanding
(at end of period)	53.3	N/A	54.1	N/A	(0.8)	(1.5)%

Same-hospital:
Related key indicators:
Charity care write-offs	$63.5	1.6%	$63.5	1.7%	$-	-%
Self-pay revenues, net of charity
care write-offs and uninsured
discounts	$558.1	14.5%	$538.0	14.3%	$20.1	3.7%
Net revenue days outstanding
(at end of period)	51.5	N/A	52.6	N/A	(1.1)	(2.1)%

Our provision for doubtful accounts relates principally to amounts due from patients included in our self-pay population and other amounts such as co-payments and deductibles due from patients included in other payor categories.  For the nine months ended September 30, 2016, our provision for doubtful accounts increased by $79.3 million, or 13.2%, to $679.4 million on a consolidated basis and increased by $27.3 million, or 4.7%, to $608.9 million on a same-hospital basis as compared to the same period last year.  Additionally, our same-hospital self-pay revenues increased $20.1 million, or 3.7%, to $558.1 million as compared to the same period last year. The provision and allowance for doubtful accounts are critical accounting estimates and are further discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in the 2015 Annual Report on Form 10-K.

Certain changes have been made to our classification of historical sources of revenues. Specifically, we changed the classification of certain revenues related to our owned physician practices from HMOs, PPOs and other private insurers to the respective payor classifications, as appropriate.  This change had no impact on our historical results of operations.

Our net revenue days outstanding at September 30, 2016 improved on a consolidated basis to 53.3 days as compared to 54.1 days at September 30, 2015.  Additionally on a same hospital basis, our net revenue days outstanding at September 30, 2016 improved to 51.5 days as compared to 52.6 days at September 30, 2015.

Expenses and Other Income

Salaries and Benefits

The following table summarizes our salaries and benefits, man-hours per equivalent admission and salaries and benefits per equivalent admission for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Salaries and benefits (dollars in millions)	$2,281.0	47.9%	$1,844.2	48.0%	$436.8	23.7%
Man-hours per equivalent admission	113	N/A	110	N/A	3	2.7%
Salaries and benefits per equivalent
admission	$4,232	N/A	$4,009	N/A	$223	5.6%

For the nine months ended September 30, 2016, our salaries and benefits expense increased to $2,281.0 million, or 23.7%, as compared to $1,844.2 million for the same period last year primarily a result of our recent acquisitions and the impact of an increasing number of employed physicians and their related support staff.

Supplies

The following table summarizes our supplies and supplies per equivalent admission for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
		% of		% of
	2016	Revenues	2015	Revenues	Increase	% Increase
Supplies (dollars in millions)	$793.3	16.7%	$596.6	15.5%	$196.7	33.0%
Supplies per equivalent admission	$1,472	N/A	$1,296	N/A	$176	13.6%

For the nine months ended September 30, 2016, our supplies expense increased to $793.3 million, or 33.0%, as compared to $596.6 million for the same period last year primarily as a result of our recent acquisitions as well as an increase in our same-hospital supplies per equivalent admission as a result of a higher utilization of more expensive supplies in areas such as orthopedics, pharmacy and oncology.  These increases were partially offset by improvements as a result of generic drug substitutions, monitoring of physician preference items and growth within our group purchasing organization.

Other Operating Expenses

The following table summarizes our other operating expenses for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended September 30,
		% of		% of	Increase	% Increase
	2016	Revenues	2015	Revenues	(Decrease)	(Decrease)
Professional fees	$206.4	4.3%	$144.1	3.7%	$62.3	43.2%
Utilities	84.7	1.8	71.1	1.8	13.6	19.2
Repairs and maintenance	137.1	2.9	103.5	2.7	33.6	32.4
Rents and leases	52.6	1.1	39.4	1.0	13.2	33.4
Insurance	65.5	1.4	42.6	1.1	22.9	53.7
Physician recruiting	13.0	0.3	16.4	0.4	(3.4)	(20.5)
Contract services	350.2	7.4	275.2	7.2	75.0	27.2
Non-income taxes	133.1	2.8	102.0	2.7	31.1	30.6
Other	136.7	2.8	121.2	3.2	15.5	12.7
	$1,179.3	24.8%	$915.5	23.8%	$263.8	28.8%

For the nine months ended September 30, 2016, our other operating expenses increased to $1,179.3 million, or 28.8%, as compared to $915.5 million for the same period last year as a result of our recent acquisitions as well as increases in our same-hospital professional fees, contract services and insurance expenses. As a result of a continued shortage of physicians in many of our communities, we have experienced increasing professional fees in areas such as anesthesiology and hospitalists. Our same-hospital contract services expenses have increased primarily as a result of higher business office collection efforts arising from an increase in our same-hospital revenues as well as additional contract services associated with an increasing number of employed physicians. We experienced an increase in our insurance expenses for the nine months ended September 30, 2016 as a result of recording an accrual for loss contingencies for cardiology-related legal proceedings as described further in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Additionally, during the second quarter of 2016, one of our largest facilities experienced the loss of certain key physicians, including our decision to part ways with the physician leader of a key service line. This resulted in additional professional fees and recruiting expenses. Furthermore, during the second quarter of 2016, we incurred additional contract services expense due to the implementation of a new physician billing system in order to ensure accuracy and to help achieve long-term synergies at one of our recently acquired facilities.

Other Income

We recognize EHR incentive payments received or anticipated to be received under the HITECH Act as other income when our eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available.  For the nine months ended September 30, 2016, we recognized $19.8 million in Medicare and Medicaid EHR incentive payments, collectively, as compared to $34.2 million recognized in the same period last year. As we complete our full implementation of certified EHR technology, our EHR incentive payments will decline and ultimately end.

Depreciation and Amortization

For the nine months ended September 30, 2016, our depreciation and amortization expense increased by $50.0 million, or 24.1%  to $257.1 million, or 5.3% of revenues, as compared to $207.1 million, or 5.4% of revenues for the same period last year.  Our depreciation and amortization expense increased primarily as a result of our recent acquisitions as well as increases in our spending related to information systems due to various initiatives and requirements, including compliance with the HITECH Act.  Additionally, we incurred approximately $4.7 million, $2.9 million net of income taxes, or $0.07 loss per diluted share, of additional depreciation expense during the nine months ended September 30, 2016 as a result of accelerating the depreciation on one of our hospital campuses as further discussed in Note 10 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We anticipate that our depreciation and amortization expense will continue to increase in future periods as a result of these factors in addition to the impact of capital expenditure commitments associated with our recent acquisitions.

Interest Expense, Net

Our interest expense increased by $28.1 million, or 33.2% to $112.8 million for the nine months ended September 30, 2016 as compared to $84.7 million for the same period last year.  The increase in our interest expense is primarily attributable to an increase in our weighted average total debt outstanding during the nine months ended September 30, 2016 as compared to the same period last year.  On December 4, 2015, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes.  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources — Debt” and Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.

Debt Transaction Costs

On June 10, 2016, we repaid the outstanding balances of the prior senior secured term loan facility (the “Prior Term Facility”) and the senior secured incremental term loans (the “Incremental Term Loans”) under our prior senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Prior Credit Agreement”) with the proceeds from the $700.0 million senior secured term loan facility (the “Term Facility”) under our senior secured credit agreement with, among others, Citibank, N.A. as administrative agent, and the lenders party thereto (the “Senior Credit Agreement”).  Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  In connection with these debt transactions, we recognized debt transaction costs of approximately $22.0 million, $13.7 million net of income taxes, or $0.31 loss per diluted share, during the nine months ended September 30, 2016. The debt transaction costs include the write-offs of previously capitalized issuance costs and new non-capital costs related to our various debt transactions entered into during the second quarter of 2016.

Impairment Charges

During the nine months ended September 30, 2016, we recognized an impairment charge of $1.2 million, $0.8 million net of income taxes, or $0.02 loss per diluted share, related to the write-off of certain capital assets which we have determined are no longer a necessary component of our ongoing information technology strategy.

Additionally, during the nine months ended September 30, 2015, we recognized impairment charges totaling $13.8 million, $8.9 million net of income taxes, or $0.19 loss per diluted share, related to the divestitures of four hospitals. The impairment charges included the write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values.

Provision for Income Taxes

Our provision for income taxes was $46.7 million, or 1.0% of revenues, for the nine months ended September 30, 2016, as compared to $78.3 million, or 2.0% of revenues, for the same period last year.  The decrease in the provision for income taxes for the nine months ended September 30, 2016 was primarily attributable to a decrease in our income before income taxes for the nine months ended September 30, 2016, as compared to the same period last year. Additionally, our effective tax rate decreased slightly to 37.4% for the nine months ended September 30, 2016, as compared to 37.8% for the same period last year.

Liquidity and Capital Resources

    Liquidity

Our primary sources of liquidity are cash flows provided by our operations and our debt borrowings.  On June 10, 2016, we entered into our Senior Credit Agreement, comprised of the $700.0 million Term Facility and a $600.0 million senior secured revolving credit facility (the “Revolving Facility”), and used the proceeds from the Term Facility to repay outstanding amounts under our Prior Credit Agreement. Additionally, on May 26, 2016, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes and used the proceeds, in part, to redeem all $400.0 million aggregate principal amount of our outstanding 6.625% Senior Notes on June 13, 2016.  These transactions are more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report.  We believe that our internally generated cash flows and amounts available for borrowing under our Senior Credit Agreement will be adequate to service existing debt, finance internal growth and fund capital expenditures and small to mid-size hospital acquisitions over the next twelve months and into the foreseeable future prior to maturity dates of our outstanding debt. Certain larger hospital acquisitions may, however, require additional financing.

The following table presents summarized cash flow information for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$177.6	$174.3	$332.7	$542.3
Less: Purchases of property and equipment	(103.4)	(59.2)	(226.3)	(153.4)
Free operating cash flow	74.2	115.1	106.4	388.9
Acquisitions, net of cash acquired	(1.8)	(148.7)	(120.3)	(174.5)
Proceeds from sale of hospital	-	-	-	18.8
Proceeds from borrowings	-	-	1,350.0	-
Payments of borrowings	(4.4)	(5.7)	(1,182.0)	(11.3)
Repurchases of common stock	(101.4)	(68.2)	(159.0)	(102.0)
Payments of debt financing costs	-	(0.2)	(30.0)	(0.3)
Proceeds from exercise of stock options	-	0.3	2.3	11.1
Other	0.1	(2.2)	(10.5)	(9.0)
Net change in cash and cash equivalents	$(33.3)	$(109.6)	$(43.1)	$121.7

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

Our cash flows provided by operating activities for the three months ended September 30, 2016 as compared to the same period last year were positively impacted by improvements in the amount and timing of cash collections of outstanding accounts receivable, partially offset by an increase in the amount and timing of payments for income taxes and other accrued expenses.

Our cash flows provided by operating activities for the nine months ended September 30, 2016 as compared to the same period last year were negatively impacted by the timing of cash collections of outstanding accounts receivable primarily as a result of the normal build-up of accounts receivable at certain of our recently acquired facilities where we did not acquire accounts receivable.   Additionally, our cash flows provided by operating activities for the nine months ended September 30, 2016 as compared to the same period last year were negatively impacted by increases in the amount and timing of payments for income taxes and interest and a decrease in the amount and timing of receipts related to certain Medicaid DSH programs These decreases were partially offset by decreases in the amount and timing of payments for accounts payable and accrued salaries.

Capital Expenditures

We continue to make significant, targeted investments at our hospitals to add new technologies, modernize facilities and expand the services available. These investments should assist in our efforts to attract and retain physicians, to offset outmigration of patients and to make our hospitals more desirable to our employees and potential patients.

The following table reflects our capital expenditures for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital and routine projects	$71.3	$35.0	$158.1	$113.5
Information systems	32.1	24.2	68.2	39.9
	$103.4	$59.2	$226.3	$153.4
Depreciation expense	$85.7	$69.5	$255.5	$205.2
Ratio of capital expenditures to depreciation expense	120.7%	85.2%	88.6%	74.8%

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

Debt

An analysis and roll-forward of our long-term debt, including current maturities, during the first nine months of 2016 is as follows (in millions):

					Capital Leases
				Debt Issuance	Assumed
	December 31,	Proceeds from	Payments of	Costs, Discount	in Connection	September 30,
	2015	Borrowings	Borrowings	and Premium (a)	with Acquisitions	2016
Senior Credit Agreement:
Term Facility	$-	$700.0	$(4.4)	$-	$-	$695.6
Prior Credit Agreement:
Prior Term Facility	405.0	-	(405.0)	-	-	-
Incremental Term Loans	222.6	-	(222.6)	-	-	-
Prior Revolving Facility	-	150.0	(150.0)	-	-	-
6.625% Senior Notes	400.0	-	(400.0)	-	-	-
5.5% Senior Notes	1,100.0	-	-		-	1,100.0
5.875% Senior Notes	500.0	-	-	-	-	500.0
5.375% Senior Notes	-	500.0	-	-	-	500.0
Unamortized debt issuance costs,
discount and premium	(22.2)	-	-	(0.6)	-	(22.8)
Capital leases and financing
obligations	63.4	-	(3.8)	-	78.3	137.9
	$2,668.8	$1,350.0	$(1,185.8)	$(0.6)	$78.3	$2,910.7

__________

(a)

Represents new capitalized debt issuance costs of approximately $12.0 million, write-offs of previously capitalized debt issuance costs and debt discount of approximately $8.1 million and amortization of debt issuance costs, discount and premium of $3.3 million.

We use leverage, or our total debt to total capitalization ratio, to make financing decisions. The following table illustrates our financial statement leverage and the classification of our debt, all of which was senior, as either fixed rate or variable rate at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30,	December 31,	Increase
	2016	2015	(Decrease)
Current portion of long-term debt	$21.5	$25.0	$(3.5)
Long-term debt, net	2,889.2	2,643.8	245.4
Unamortized debt issuance costs, discount and premium	22.8	22.2	0.6
Total debt, excluding unamortized debt issuance costs,
discount and premium	2,933.5	2,691.0	242.5
Total LifePoint Health, Inc. stockholders' equity	2,204.9	2,263.9	(59.0)
Total capitalization	$5,138.4	$4,954.9	$183.5
Total debt to total capitalization	57.1%	54.3%	280	bps

Percentage of total debt:
Fixed rate debt	76.3%	76.7%
Variable rate debt	23.7	23.3
	100.0%	100.0%

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

Letters of Credit and Availability

The Revolving Facility may be utilized for letters of credit and swingline loans up to a maximum of $100.0 million and $50.0 million, respectively.  Issued letters of credit and outstanding swingline loans reduce the amounts available under the Revolving Facility.  As of September 30, 2016,  we had $22.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of its general and professional liability insurance and workers’ compensation programs as security for the payment of claims.  Under the terms of the Senior Credit Agreement, amounts available for borrowing under the Revolving Facility were $578.0 million as of September 30, 2016.

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

Interest Rates

Interest on the outstanding borrowings under the Senior Credit Agreement is payable at our option at either an adjusted London Interbank Offer Rate (“LIBOR”) or an adjusted base rate plus an applicable margin.  The applicable margin under the Senior Credit Agreement ranges from 1.50% to 2.00% for LIBOR loans and from 0.50% to 1.00% for adjusted base rate loans based on our total leverage ratio, calculated in accordance with the Senior Credit Agreement.  As of September 30, 2016, the applicable annual interest rate under the Term Facility was 2.27%, which was based on the 30-day adjusted LIBOR of 0.52% plus the applicable margin.

 Covenants

The Senior Credit Agreement requires us to satisfy a maximum total leverage ratio not to exceed 5.00:1.00 through June 30, 2018 with a step-down to 4.50:1.00 through the remaining term and as calculated on a trailing four quarter basis.  We were in compliance with this covenant as of September 30, 2016.

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

At September 30, 2016, we had uncompleted projects with an estimated additional cost to complete and equip of approximately $611.3 million. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings available under the Senior Credit Agreement.

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

Contractual Obligations

We have various contractual obligations, which are recorded as liabilities in our accompanying unaudited condensed consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our accompanying unaudited condensed consolidated financial statements but are required to be disclosed.  For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements. During the three months ended September 30, 2016, there were no material changes in our contractual obligations as presented in our 2015 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the three months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had $22.0 million in letters of credit outstanding that were primarily related to the self-insured retention level of our general and professional liability insurance and workers’ compensation programs as security for the payment of claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

The following discussion relates to our exposure to market risk based on changes in interest rates:

Outstanding Debt

As of September 30, 2016, we had outstanding debt, excluding unamortized debt issuance costs and premium, of $2,933.5 million, 23.7%, or $695.6 million, of which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of September 30, 2016 was 100 basis points higher during the nine months ended September 30, 2016, our net income would have decreased by approximately $3.3 million, or $0.07 per diluted share.

Cash Balances

Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not hold direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We did not have significant exposure to changing interest rates on invested cash at September 30, 2016. As a result, the interest rate market risk implicit in these investments at September 30, 2016, if any, was low.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, healthcare facilities are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. These qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. In addition, on June 30, 2016, in accordance with the requirements of the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015, the DOJ published an interim final rule that, effective as of August 1, 2016, increases the civil monetary penalties that may be imposed for violations of the False Claims Act from a minimum of $5,500 and a maximum of $11,000 to a minimum of $10,781 and a maximum of $21,563 for each false and fraudulent claim. The interim final rule also establishes a mechanism for increasing the amounts of those civil monetary penalties for inflation on an annual basis beginning in 2017 and continuing each year thereafter.  These civil monetary penalties are in addition violators’ liability for three times the amount of damages which the government sustains as a result of the false or fraudulent claim.

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

In connection with our acquisitions of Marquette General Hospital (“Marquette General”) and Conemaugh Health System (“Conemaugh”), the two sellers self-disclosed various potentially non-compliant physician arrangements under the CMS voluntary self-disclosure protocol.  These self-disclosures are pending with CMS.  With respect to Marquette General, to the extent that the seller’s satisfaction of its retained liabilities, including those under its CMS voluntary self-disclosure, causes its net proceeds from the acquisition to be less than $15.0 million, we have agreed to pay additional purchase consideration to the seller.  With respect to Conemaugh, to the extent that the potential settlement exceeds the seller’s indemnification threshold in accordance with the asset purchase agreement, we will likely be responsible for funding any deficit.  We believe we have made reasonable estimates of our potential exposure for these two matters, and at September 30, 2016, we have recorded a reserve for Marquette General of $18.0 million.

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

Additionally, we, and two of our subsidiaries, including Raleigh General Hospital, as well as Dr. Kenneth Glaser, have been named in 82 individual lawsuits filed in the circuit court of Raleigh County, West Virginia.  These lawsuits allege that patients at Raleigh General Hospital underwent unnecessary interventional cardiology procedures.  Through September 30, 2016, one additional patient has notified Raleigh General Hospital that he intends to file a lawsuit against the hospital.

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

We accrue an estimate for a contingent liability when losses are both probable and reasonably estimable.  We review our accruals each quarter and adjust them to reflect the impact of developments, advice of legal counsel and other information pertaining to a particular matter.  During the nine months ended September 30, 2016, we recorded an accrual for loss contingencies for cardiology-related lawsuits, which resulted in a net expense of $24.7 million, $15.5 million net of income taxes, or $0.35 loss per diluted share.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in the 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has authorized the repurchase of outstanding shares of our common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other customary factors in accordance with a repurchase plan adopted in 2014, as subsequently amended and extended in October 2015 (the “2014 Repurchase Plan”), a repurchase plan adopted on June 3, 2015 (the “2015 Repurchase Plan”) and a repurchase plan adopted on September 14, 2016 (the “2016 Repurchase Plan”).  The 2014 Repurchase Plan and 2015 Repurchase Plan each provided for the repurchase of up to $150.0 million in shares of our common stock, and we have repurchased all shares authorized for repurchase under these plans. The 2016 Repurchase Plan provides for the repurchase of up to $200.0 million in shares of our common stock through March 14, 2018.  As of September 30, 2016, we had remaining authority to repurchase $174.0 million in shares in accordance with the 2016 Repurchase Plan. We are not obligated to repurchase any specific number of shares under the 2016 Repurchase Plan.  We have designated the shares repurchased in accordance with our repurchase plans as treasury stock.

We repurchased approximately 2.5 million and 1.2 million shares for an aggregate purchase price, including commissions, of $151.0 million and $92.5 million at an average purchase price of $60.13 and $75.84 per share during the nine months ended September 30, 2016 and 2015, respectively.

Additionally, we redeem shares from employees for minimum statutory tax withholding purposes upon vesting of certain stock awards granted pursuant to our various stockholder approved stock-based compensation plans. We redeemed approximately 0.2 million shares vested under these plans during each of the nine months ended September 30, 2016 and 2015 for aggregate purchase prices of approximately $8.0 million and $9.5 million, respectively. We have designated these shares as treasury stock.

The following table summarizes our share repurchase activity by month for the three months ended September 30, 2016:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
		Weighted	Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased	per Share	Programs	(In millions)
July 1, 2016 to July 31, 2016	-	$-	-	$75.0
August 1, 2016 to August 31, 2016	1,305,414	$57.45	1,305,414	$-
September 1, 2016 to September 30, 2016 (a)	455,698	$57.99	447,976	$174.0
Total	1,761,112	$57.59	1,753,390	$174.0

_____________

(a)	Includes shares redeemed for tax withholding purposes upon vesting of certain previously granted stock awards under our various stockholder-approved stock-based compensation plans.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibits
3.1	-	Amended and Restated Certificate of Incorporation of LifePoint Health, Inc., as amended (incorporated by reference from exhibits to the LifePoint Health, Inc. Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, File No. 000-51251).

3.2	-	Sixth Amended and Restated By-Laws of LifePoint Health, Inc. (incorporated by reference from exhibits to the LifePoint Health, Inc. Current Report on Form 8-K filed May 11, 2015, File No. 000-51251).

31.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 302 of the
Sarbanes Oxley Act of 2002.

32.1	-	Certification of the Chief Executive Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer of LifePoint Health, Inc. pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

101.INS	-	XBRL Instance Document*

101.SCH	-	XBRL Taxonomy Extension Schema Document*

101.CAL	-	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	-	XBRL Taxonomy Definition Linkbase Document*

101.LAB	-	XBRL Taxonomy Label Linkbase Document*

101.PRE	-	XBRL Taxonomy Presentation Linkbase Document*

____________

* — Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         LifePoint Health, Inc.

By:/s/ Michael S. Coggin

Michael S. Coggin

Executive Vice President and

Chief Financial Officer

(Principal Accounting Officer)

Date: October 28, 2016

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